Form 10-Q
period 2015-09-30
ANTERO RESOURCES Corp
filed 2015-10-28
CIK 1433270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐ Yes  ☒ No

The registrant had 277,049,261 shares of common stock outstanding as of October 22,  2015.

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

Forward-looking statements may include statements about our:

•	business strategy;

•	reserves;

•	financial strategy, liquidity, and capital required for our development program;

•	natural gas, natural gas liquids (“NGLs”), and oil prices;

•	timing and amount of future production of natural gas, NGLs, and oil;

•	hedging strategy and results;

•	ability to meet our minimum volume commitments to Antero Midstream Partners LP and to utilize or monetize our firm transportation commitments;

•	future drilling plans;

•	competition and government regulations;

•	pending legal or environmental matters;

•	marketing of natural gas, NGLs, and oil;

•	leasehold or business acquisitions;

•	costs of developing our properties;

•	operations of Antero Midstream Partners LP;

•	general economic conditions;

•	credit markets;

•	uncertainty regarding our future operating results; and

•	plans, objectives, expectations, and intentions.

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

PART I—FINANCIAL INFORMATION

ANTERO RESOURCES CORPORATION

Condensed Consolidated Balance Sheets

December 31, 2014 and September 30, 2015

(Unaudited)

(In thousands, except share amounts)

	2014	2015
Assets
Current assets:
Cash and cash equivalents	$245,979	27,410
Accounts receivable, net of allowance for doubtful accounts of $1,251 in 2014 and 2015	116,203	60,904
Accrued revenue	191,558	115,793
Derivative instruments	692,554	834,482
Other current assets	5,866	1,739
Total current assets	1,252,160	1,040,328
Property and equipment:
Natural gas properties, at cost (successful efforts method):
Unproved properties	2,060,936	2,072,475
Proved properties	6,515,221	7,805,203
Water handling systems	421,012	517,513
Gathering systems and facilities	1,197,239	1,448,404
Other property and equipment	37,687	45,494
	10,232,095	11,889,089
Less accumulated depletion, depreciation, and amortization	(879,643)	(1,427,656)
Property and equipment, net	9,352,452	10,461,433
Derivative instruments	899,997	2,007,828
Other assets	68,886	67,485
Total assets	$11,573,495	13,577,074

Liabilities and Equity
Current liabilities:
Accounts payable	$531,564	337,493
Accrued liabilities	168,614	202,186
Revenue distributions payable	182,352	161,513
Deferred income tax liability	260,373	315,366
Other current liabilities	12,202	9,211
Total current liabilities	1,155,105	1,025,769
Long-term liabilities:
Long-term debt	4,362,550	4,406,777
Deferred income tax liability	534,423	978,139
Other liabilities	47,587	55,965
Total liabilities	6,099,665	6,466,650
Commitments and contingencies (notes 9 and 13)
Equity:
Stockholders' equity:
Preferred stock, $0.01 par value; authorized - 50,000,000 shares; none issued	—	—
Common stock, $0.01 par value; authorized - 1,000,000,000 shares; issued and outstanding 262,071,642 shares and 277,029,931 shares, respectively	2,621	2,770
Additional paid-in capital	3,513,725	4,122,747
Accumulated earnings	867,447	1,650,347
Total stockholders' equity	4,383,793	5,775,864
Noncontrolling interest in consolidated subsidiary	1,090,037	1,334,560
Total equity	5,473,830	7,110,424
Total liabilities and equity	$11,573,495	13,577,074

See accompanying notes to condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income

Three Months Ended September 30, 2014 and 2015

(Unaudited)

(In thousands, except share and per share amounts)

	2014	2015
Revenue:
Natural gas sales	$310,390	253,975
Natural gas liquids sales	91,111	50,092
Oil sales	29,304	20,138
Gathering, compression, and water handling	4,875	4,426
Marketing	17,835	35,633
Commodity derivative fair value gains	308,975	1,079,071
Total revenue	762,490	1,443,335
Operating expenses:
Lease operating	8,680	10,786
Gathering, compression, processing, and transportation	128,531	160,302
Production and ad valorem taxes	21,726	10,721
Marketing	32,192	61,799
Exploration	7,476	1,087
Impairment of unproved properties	4,542	8,754
Depletion, depreciation, and amortization	124,624	188,667
Accretion of asset retirement obligations	320	419
General and administrative (including equity-based compensation expense of $24,285 and $23,915 in 2014 and 2015, respectively)	53,000	59,685
Total operating expenses	381,091	502,220
Operating income	381,399	941,115
Other expenses:
Interest	(42,455)	(60,921)
Income before income taxes	338,944	880,194
Provision for income tax expense	(135,035)	(335,460)
Net income and comprehensive income including noncontrolling interest	203,909	544,734
Net income and comprehensive income attributable to noncontrolling interest	—	10,892
Net income and comprehensive income attributable to Antero Resources Corporation	$203,909	533,842

Earnings per common share	$0.78	1.93

Earnings per common share—assuming dilution	$0.78	1.93

Weighted average number of shares outstanding:
Basic	262,049,948	277,007,427
Diluted	262,069,878	277,014,756

See accompanying notes to condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income

Nine Months Ended September 30, 2014 and 2015

(Unaudited)

(In thousands, except share and per share amounts)

	2014	2015
Revenue:
Natural gas sales	$936,877	810,982
Natural gas liquids sales	244,807	188,403
Oil sales	89,059	55,627
Gathering, compression, and water handling	11,964	15,084
Marketing	23,048	143,242
Commodity derivative fair value gains (losses)	(63,720)	1,836,398
Total revenue	1,242,035	3,049,736
Operating expenses:
Lease operating	18,570	25,561
Gathering, compression, processing, and transportation	315,878	490,633
Production and ad valorem taxes	64,123	57,458
Marketing	58,119	214,201
Exploration	21,176	3,086
Impairment of unproved properties	7,895	43,670
Depletion, depreciation, and amortization	320,984	548,013
Accretion of asset retirement obligations	931	1,227
General and administrative (including equity-based compensation expense of $85,896 and $79,280 in 2014 and 2015, respectively)	162,342	177,925
Contract termination and rig stacking	—	10,902
Total operating expenses	970,018	1,572,676
Operating income	272,017	1,477,060
Other expenses:
Interest	(111,057)	(173,929)
Loss on early extinguishment of debt	(20,386)	—
Total other expenses	(131,443)	(173,929)
Income from continuing operations before income taxes and discontinued operations	140,574	1,303,131
Provision for income tax expense	(75,919)	(498,709)
Income from continuing operations	64,655	804,422
Discontinued operations:
Income from sale of discontinued operations, net of income tax expense of $1,354	2,210	—
Net income and comprehensive income including noncontrolling interest	66,865	804,422
Net income and comprehensive income attributable to noncontrolling interest	—	21,522
Net income and comprehensive income attributable to Antero Resources Corporation	$66,865	782,900

Earnings per common share:
Continuing operations	$0.25	2.87
Discontinued operations	0.01	—
Total	$0.26	2.87

Earnings per common share—assuming dilution
Continuing operations	$0.25	2.87
Discontinued operations	0.01	—
Total	$0.26	2.87

Weighted average number of shares outstanding:
Basic	262,049,756	273,144,573
Diluted	262,066,632	273,153,965

See accompanying notes to condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Equity

Nine Months Ended September 30, 2015

(Unaudited)

(In thousands, except share amounts)

	Common Stock	Additional paid-in capital	Accumulated earnings	Noncontrolling interest	Total equity
Balances, December 31, 2014	$2,621	3,513,725	867,447	1,090,037	5,473,830
Issuance of 14,700,000 shares of common stock in public offering, net of underwriter discounts and offering costs	147	537,685	—	—	537,832
Issuance of common units in Antero Midstream Partners LP	—	—	—	240,972	240,972
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income tax withholdings	2	(4,556)	—	—	(4,554)
Equity-based compensation	—	75,893	—	3,387	79,280
Net income and comprehensive income	—	—	782,900	21,522	804,422
Distributions to noncontrolling interests	—	—	—	(21,358)	(21,358)
Balances, September 30, 2015	$2,770	4,122,747	1,650,347	1,334,560	7,110,424

See accompanying notes to condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2014 and 2015

(Unaudited)

(In thousands)

	2014	2015
Cash flows from operating activities:
Net income including noncontrolling interest	$66,865	804,422
Adjustment to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, amortization, and accretion	321,915	549,240
Impairment of unproved properties	7,895	43,670
Derivative fair value (gains) losses	63,720	(1,836,398)
Gains on settled derivatives	57,333	586,639
Deferred income tax expense	75,919	498,709
Equity-based compensation expense	85,896	79,280
Loss on early extinguishment of debt	20,386	—
Gain on sale of discontinued operations	(3,564)	—
Deferred income tax expense—discontinued operations	1,354	—
Other	4,874	12,129
Changes in current assets and liabilities:
Accounts receivable	(36,145)	15,299
Accrued revenue	(47,189)	75,765
Other current assets	975	4,127
Accounts payable	530	(1,302)
Accrued liabilities	105,278	29,537
Revenue distributions payable	72,857	(20,839)
Other current liabilities	(153)	(3,678)
Net cash provided by operating activities	798,746	836,600
Cash flows used in investing activities:
Additions to unproved properties	(518,247)	(170,291)
Drilling and completion costs	(1,723,657)	(1,350,498)
Additions to water handling systems	(156,467)	(79,227)
Additions to gathering systems and facilities	(406,666)	(282,813)
Additions to other property and equipment	(12,539)	(5,225)
Change in other assets	(6,896)	11,190
Proceeds from asset sales	—	40,000
Net cash used in investing activities	(2,824,472)	(1,836,864)
Cash flows from financing activities:
Issuance of common stock	—	537,832
Issuance of common units in Antero Midstream Partners LP	—	240,972
Issuance of senior notes	1,102,500	750,000
Repayment of senior notes	(260,000)	—
Borrowings (repayments) on bank credit facilities, net	1,217,000	(705,000)
Make-whole premium on debt extinguished	(17,383)	—
Payments of deferred financing costs	(27,570)	(17,190)
Distributions to noncontrolling interest in consolidated subsidiary	—	(21,358)
Other	—	(3,561)
Net cash provided by financing activities	2,014,547	781,695
Net decrease in cash and cash equivalents	(11,179)	(218,569)
Cash and cash equivalents, beginning of period	17,487	245,979
Cash and cash equivalents, end of period	$6,308	27,410

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$67,299	116,579
Supplemental disclosure of noncash investing activities:
Increase (decrease) in accounts payable and accrued liabilities for additions to property and equipment	$227,368	(193,288)

See accompanying notes to condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2014 and September 30, 2015

(1)Organization

(a)Business and Organization

Antero Resources Corporation (individually referred to as “Antero”) and its consolidated subsidiaries (collectively referred to as the “Company”) are engaged in the exploitation, development, and acquisition of natural gas, natural gas liquids (“NGLs”), and oil properties in the Appalachian Basin in West Virginia, Ohio, and Pennsylvania.  The Company targets large, repeatable resource plays where horizontal drilling and advanced fracture stimulation technologies provide the means to economically develop and produce natural gas, NGLs, and oil from unconventional formations.  Through its consolidated subsidiary, Antero Midstream Partners LP, a publicly-traded limited partnership (“Antero Midstream”), the Company has water handling operations and gathering and compression operations in the Appalachian Basin.  The Company’s corporate headquarters are in Denver, Colorado.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, and, accordingly, do not include all of the information and footnotes required by GAAP for complete consolidated financial statements.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of September 30, 2015, the results of its operations for the three and nine months ended September 30, 2014 and 2015, and its cash flows for the nine months ended September 30, 2014 and 2015.  The Company has no items of other comprehensive income or loss; therefore, its net income or loss is identical to its comprehensive income or loss.  Operating results for the period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the full year because of the impact of fluctuations in prices received for natural gas, NGLs, and oil, natural production declines, the uncertainty of exploration and development drilling results, the fair value of derivative instruments, and other factors.

The Company’s exploration and production activities are accounted for under the successful efforts method.

As of the date these financial statements were filed with the SEC, the Company completed its evaluation of potential subsequent events for disclosure and no items requiring disclosure were identified, except for the increase in the borrowing base under the revolving credit facility described in note 4(a) to the condensed consolidated financial statements.

(b)Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Antero Resources Corporation, its wholly-owned subsidiaries, any entities in which the Company owns a controlling interest, and variable interest entities in which the Company is the primary beneficiary.  All significant intercompany accounts and transactions have been eliminated in the Company’s consolidated financial statements.  Noncontrolling interest in the Company’s consolidated financial statements represents the interests in Antero Midstream which are owned by third-party individuals or entities, or the general partner.  An affiliate of the Company owns the general partner interest in Antero Midstream.  Noncontrolling interest is included as a component of equity in the Company’s consolidated balance sheets.

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2014 and September 30, 2015

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

(d)Risks and Uncertainties

Historically, the markets for natural gas, NGLs, and oil have experienced significant price fluctuations.  Price fluctuations can result from variations in weather, levels of production in the region, availability of transportation capacity to other regions of the country, and various other factors.  Increases or decreases in the prices the Company receives for its production could have a significant impact on the Company’s future results of operations and reserve quantities.

(e)Cash and Cash Equivalents

The Company considers all liquid investments purchased with an initial maturity of three months or less to be cash equivalents.  The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these instruments.

(f)Derivative Financial Instruments

In order to manage its exposure to natural gas, NGLs, and oil price volatility, the Company enters into derivative transactions from time to time, including commodity swap agreements, basis swap agreements, collar agreements, and other similar agreements relating to the price risk associated with a portion of its production.  To the extent legal right of offset exists with a counterparty, the Company reports derivative assets and liabilities on a net basis.  The Company has exposure to credit risk to the extent the counterparty is unable to satisfy its settlement obligations.  The fair value of our commodity derivative contracts of approximately $2.8 billion at September 30, 2015 includes the following values by bank counterparty:  Citigroup - $554 million; Barclays - $539 million; JP Morgan - $507 million; Morgan Stanley - $395 million; Wells Fargo - $277 million; BNP Paribas - $199 million; Scotiabank - $196 million; Toronto Dominion - $67 million; Fifth Third - $40 million; Canadian Imperial Bank of Commerce - $31 million; Bank of Montreal - $21 million; SunTrust - $11 million; and Capital One - $5 million.  The credit ratings of certain of these banks were downgraded in recent years because of the sovereign debt crisis in Europe.  The Company actively monitors the creditworthiness of counterparties and assesses the impact, if any, on its derivative position.

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

December 31, 2014 and September 30, 2015

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

(i)Industry Segments and Geographic Information

Management has evaluated how the Company is organized and managed and has identified the following segments: (1) the exploration, development, and production of natural gas, NGLs, and oil; (2) gathering and compression; (3) water handling; and (4) marketing of excess firm transportation capacity.

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

(k)Earnings per Common Share

Earnings per common share for each period is computed by dividing net income from continuing operations attributable to Antero or income from discontinued operations, as applicable, by the basic weighted average number of shares outstanding

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2014 and September 30, 2015

during such period.  Earnings per common share—assuming dilution for each period is computed giving consideration to the potential dilution from outstanding equity awards, calculated using the treasury stock method.  During periods in which the Company incurs a net loss, diluted weighted average shares outstanding are equal to basic weighted average shares outstanding because the effect of all equity awards is antidilutive.   The following is a reconciliation of the Company’s basic weighted average shares outstanding to diluted weighted average shares outstanding during the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2014	2015	2014	2015
Basic weighted average number of shares outstanding	262,049,948	277,007,427	262,049,756	273,144,573
Add: Dilutive effect of non-vested restricted stock and restricted stock units	19,729	7,329	16,876	9,392
Add: Dilutive effect of outstanding stock options	201	—	—	—
Diluted weighted average number of shares outstanding	262,069,878	277,014,756	262,066,632	273,153,965

Weighted average number of outstanding equity awards excluded from calculation of diluted earnings per common share(1):
Non-vested restricted stock and restricted stock units	1,906,778	2,483,363	929,223	2,239,938
Outstanding stock options	60,000	742,554	70,339	491,514

(1)   The potential dilutive effects of these awards were excluded from the computation of earnings per common share—assuming dilution because the inclusion of these awards would have been anti-dilutive.

(3)Antero Midstream Partners LP

In 2014, the Company formed Antero Midstream to own, operate, and develop midstream energy assets to service Antero’s production.  Antero Midstream’s assets consist of gathering pipelines and compressor stations, and water handling facilities, through which it provides services to Antero under long-term, fixed-fee contracts.  Antero Resources Midstream Management LLC (“Midstream Management”), a wholly-owned subsidiary of Antero Investment LLC (“Antero Investment”), owns the general partnership interest in Antero Midstream, which allows Midstream Management to manage the business and affairs of Antero Midstream.  Midstream Management also holds the incentive distribution rights in Antero Midstream.  Antero Midstream is an unrestricted subsidiary as defined by Antero’s bank credit facility and, as such, Antero Midstream is not a guarantor of Antero’s obligations, and Antero is not a guarantor of Antero Midstream’s obligations (see note 12).

On September 23, 2015, Antero completed the previously announced transaction by which Antero contributed (i) all of the outstanding limited liability company interests of Antero Water LLC (“Antero Water”) to Antero Midstream and (ii) all of the assets, contracts, rights, permits and properties owned or leased by Antero and used primarily in connection with the construction, ownership, operation, use or maintenance of Antero’s advanced wastewater treatment complex to be constructed in Doddridge County, West Virginia, to Antero Treatment LLC (“Antero Treatment”), a subsidiary of Antero Midstream (collectively, (i) and (ii) are referred to herein as the “Contributed Assets”).

In consideration for the Contributed Assets, Antero Midstream (i) paid to Antero a cash distribution equal to $552 million, less $171 million of assumed debt, (ii) issued to Antero 10,988,421 common units representing limited partner interests in Antero Midstream, (iii) distributed to Antero proceeds of approximately $241 million from a private placement of Antero Midstream common units, and (iv) has agreed to pay Antero (a) $125 million in cash if Antero purchases 176,295,000 barrels or more of fresh water from Antero Midstream during the period between January 1, 2017 and December 31, 2019 and (b) an additional $125 million in cash if Antero purchases 219,200,000 barrels or more of fresh water from Antero Midstream during the period between January 1, 2018 and December 31, 2020.  Antero Midstream borrowed $525 million on its bank credit facility in connection with this transaction.

The transaction was accounted for as a transaction between entities under common control.  As a result, the Contributed Assets have been recorded by Antero Midstream at their historical cost.  The difference between the historical cost and the consideration transferred to Antero was recorded as an adjustment to partners’ capital on the balance sheet of Antero Midstream.  After giving effect to the transaction, Antero owns approximately 66.5% of the limited partner interests of Antero Midstream.

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2014 and September 30, 2015

(4)Long-Term Debt

Long-term debt was as follows at December 31, 2014 and September 30, 2015 (in thousands):

	2014	2015
Antero:
Bank credit facility(a)	$1,730,000	500,000
6.00% senior notes due 2020(c)	525,000	525,000
5.375% senior notes due 2021(d)	1,000,000	1,000,000
5.125% senior notes due 2022(e)	1,100,000	1,100,000
5.625% senior notes due 2023(f)	—	750,000
Net unamortized premium	7,550	6,777
Antero Midstream:
Bank credit facility(b)	—	525,000
	$4,362,550	4,406,777

(a)Senior Secured Revolving Credit Facility

Antero has a senior secured revolving bank credit facility (the “Credit Facility”) with a consortium of bank lenders.  Borrowings under the Credit Facility are subject to borrowing base limitations based on the collateral value of Antero’s proved properties and commodity hedge positions and are subject to regular semiannual redeterminations.  At September 30, 2015, the borrowing base was $4.0 billion and lender commitments were $4.0 billion.  Effective October 26, 2015, the borrowing base was increased to $4.5 billion, and lender commitments remain at $4.0 billion.  The next redetermination of the borrowing base is scheduled to occur in April 2016.  The maturity date of the Credit Facility is May 5, 2019.

The Credit Facility is ratably secured by mortgages on substantially all of Antero’s properties and guarantees from Antero’s restricted subsidiaries, as applicable.  The Credit Facility contains certain covenants, including restrictions on indebtedness and dividends, and requirements with respect to working capital and interest coverage ratios.  Interest is payable at a variable rate based on LIBOR or the prime rate,  determined by Antero’s election at the time of borrowing.  Antero was in compliance with all of the financial covenants under the Credit Facility as of December 31, 2014 and September 30, 2015.

As of December 31, 2014, Antero had an outstanding balance under the Credit Facility of $1.7 billion, with a weighted average interest rate of 2.06%, and outstanding letters of credit of $387 million.  As of September 30, 2015, Antero had a total outstanding balance under the Credit Facility of $500 million, with a weighted average interest rate of 2.02%, and outstanding letters of credit of $535 million.  Commitment fees on the unused portion of the Credit Facility are due quarterly at rates ranging from 0.375% to 0.50% of the unused portion based on utilization.

(b)Senior Secured Revolving Credit Facility – Antero Midstream

On November 10, 2014, Antero Midstream entered into a senior secured revolving bank credit facility (the “Midstream Facility”) with a consortium of bank lenders.  At September 30, 2015, the maximum amount of the facility was $1.5 billion.  The maturity date of the Midstream Facility is November 10, 2019.

The Midstream Facility is ratably secured by mortgages on substantially all of the properties of Antero Midstream and guarantees from its restricted subsidiaries, as applicable.  The Midstream Facility contains certain covenants, including restrictions on indebtedness and certain distributions to owners, and requirements with respect to leverage and interest coverage ratios.  Interest is payable at a variable rate based on LIBOR or the prime rate, determined by election at the time of borrowing.  Antero Midstream was in compliance with all of the financial covenants under the Midstream Facility as of December 31, 2014 and September 30, 2015.

As of December 31, 2014, Antero Midstream did not have a balance outstanding under the Midstream Facility.  As of September 30, 2015, Antero Midstream had a total outstanding balance under the Midstream Facility of $525 million, with a

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2014 and September 30, 2015

weighted average interest rate of 1.7%.  Commitment fees on the unused portion of the Midstream Facility are due quarterly at rates ranging from 0.25% to 0.375% of the unused portion based on utilization.

(c)6.00% Senior Notes Due 2020

On November 19, 2012, Antero issued $300 million of 6.00% senior notes due December 1, 2020 (the “2020 notes”) at par.  On February 4, 2013, Antero issued an additional $225 million of the 2020 notes at 103% of par.  The 2020 notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility.  The 2020 notes rank pari passu to Antero’s other outstanding senior notes.  The 2020 notes are guaranteed on a full and unconditional and joint and several senior unsecured basis by Antero’s wholly-owned subsidiaries and certain of its future restricted subsidiaries.  Interest on the 2020 notes is payable on June 1 and December 1 of each year.  Antero may redeem all or part of the 2020 notes at any time on or after December 1, 2015 at redemption prices ranging from 104.50% on or after December 1, 2015 to 100.00% on or after December 1, 2018.  In addition, on or before December 1, 2015, Antero may redeem up to 35% of the aggregate principal amount of the 2020 notes with the net cash proceeds of certain equity offerings, if certain conditions are met, at a redemption price of 106.00% of the principal amount of the 2020 notes, plus accrued interest.  At any time prior to December 1, 2015, Antero may redeem the 2020 notes, in whole or in part, at a price equal to 100% of the principal amount of the 2020 notes, plus a “make-whole” premium and accrued interest.  If Antero undergoes a change of control, the holders of the 2020 notes will have the right to require Antero to repurchase all or a portion of the notes at a price equal to 101% of the principal amount of the 2020 notes, plus accrued interest.

(d)5.375% Senior Notes Due 2021

On November 5, 2013, Antero issued $1 billion of 5.375% senior notes due November 21, 2021 (the “2021 notes”) at par.  The 2021 notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility.  The 2021 notes rank pari passu to Antero’s other outstanding senior notes.  The 2021 notes are guaranteed on a full and unconditional and joint and several senior unsecured basis by Antero’s wholly-owned subsidiaries and certain of its future restricted subsidiaries.  Interest on the 2021 notes is payable on May 1 and November 1 of each year.  Antero may redeem all or part of the 2021 notes at any time on or after November 1, 2016 at redemption prices ranging from 104.031% on or after November 1, 2016 to 100.00% on or after November 1, 2019.  In addition, on or before November 1, 2016, Antero may redeem up to 35% of the aggregate principal amount of the 2021 notes with the net cash proceeds of certain equity offerings, if certain conditions are met, at a redemption price of 105.375% of the principal amount of the 2021 notes, plus accrued interest.  At any time prior to November 1, 2016, Antero may also redeem the 2021 notes, in whole or in part, at a price equal to 100% of the principal amount of the 2021 notes plus a “make-whole” premium and accrued interest.  If Antero undergoes a change of control, the holders of the 2021 notes will have the right to require Antero to repurchase all or a portion of the notes at a price equal to 101% of the principal amount of the 2021 notes, plus accrued interest.

(e)5.125% Senior Notes Due 2022

On May 6, 2014, Antero issued $600 million of 5.125% senior notes due December 1, 2022 (the “2022 notes”) at par.  On September 18, 2014, Antero issued an additional $500 million of the 2022 notes at 100.5% of par.  The 2022 notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility.  The 2022 notes rank pari passu to Antero’s other outstanding senior notes.  The 2022 notes are guaranteed on a full and unconditional and joint and several senior unsecured basis by Antero’s wholly-owned subsidiaries and certain of its future restricted subsidiaries.  Interest on the 2022 notes is payable on June 1 and December 1 of each year.  Antero may redeem all or part of the 2022 notes at any time on or after June 1, 2017 at redemption prices ranging from 103.844% on or after June 1, 2017 to 100.00% on or after June 1, 2020.  In addition, on or before June 1, 2017, Antero may redeem up to 35% of the aggregate principal amount of the 2022 notes with the net cash proceeds of certain equity offerings, if certain conditions are met, at a redemption price of 105.125% of the principal amount of the 2022 notes, plus accrued interest.  At any time prior to June 1, 2017, Antero may also redeem the 2022 notes, in whole or in part, at a price equal to 100% of the principal amount of the 2022 notes plus a “make-whole” premium and accrued interest.  If Antero undergoes a change of control prior to December 1, 2015, it may redeem all, but not less than all, of the 2022 notes at a redemption price equal to 110% of the principal amount of the 2022 notes.  If Antero undergoes a change of control, the holders of the 2022 notes will

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2014 and September 30, 2015

have the right to require Antero to repurchase all or a portion of the notes at a price equal to 101% of the principal amount of the 2022 notes, plus accrued interest.

(f)5.625% Senior Notes Due 2023

On March 17, 2015, Antero issued $750 million of 5.625% senior notes due June 1, 2023 (the “2023 notes”) at par.  The 2023 notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility.  The 2023 notes rank pari passu to Antero’s other outstanding senior notes.  The 2023 notes are guaranteed on a full and unconditional and joint and several senior unsecured basis by Antero’s wholly-owned subsidiaries and certain of its future restricted subsidiaries.  Interest on the 2023 notes is payable on June 1 and December 1 of each year.  Antero may redeem all or part of the 2023 notes at any time on or after June 1, 2018 at redemption prices ranging from 104.219% on or after June 1, 2018 to 100.00% on or after June 1, 2021.  In addition, on or before June 1, 2018, Antero may redeem up to 35% of the aggregate principal amount of the 2023 notes with the net cash proceeds of certain equity offerings, if certain conditions are met, at a redemption price of 105.625% of the principal amount of the 2023 notes, plus accrued interest.  At any time prior to June 1, 2018, Antero may also redeem the 2023 notes, in whole or in part, at a price equal to 100% of the principal amount of the 2023 notes plus a “make-whole” premium and accrued interest.  If Antero undergoes a change of control prior to June 1, 2016, it may redeem all, but not less than all, of the 2023 notes at a redemption price equal to 110% of the principal amount of the 2023 notes.  If Antero undergoes a change of control, the holders of the 2023 notes will have the right to require Antero to repurchase all or a portion of the notes at a price equal to 101% of the principal amount of the 2023 notes, plus accrued interest.

(g)Treasury Management Facility

Antero has a stand-alone revolving note with a lender under the Credit Facility which provides for up to $25 million of cash management obligations in order to facilitate Antero’s daily treasury management.  Borrowings under the revolving note are secured by the collateral for the Credit Facility.  Borrowings under the facility bear interest at the lender’s prime rate plus 1.0%.  The note matures on May 1, 2016.  At December 31, 2014 and September 30, 2015, there were no outstanding borrowings under this facility.

(5)Asset Retirement Obligations

The following is a reconciliation of the Company’s asset retirement obligations for the nine months ended September 30, 2015 (in thousands).

Asset retirement obligations at December 31, 2014	$16,614
Obligations incurred for wells drilled	2,564
Accretion expense	1,227
Asset retirement obligations at September 30, 2015	$20,405

Asset retirement obligations are included in other liabilities on the condensed consolidated balance sheets.

(6)Equity-Based Compensation

Antero is authorized to grant up to 16,906,500 shares of common stock to employees and directors of the Company under the Antero Resources Corporation Long-Term Incentive Plan (the “Plan”).  The Plan allows equity-based compensation awards to be granted in a variety of forms, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, dividend equivalent awards, and other types of awards.  The terms and conditions of the awards granted are established by the Compensation Committee of Antero’s Board of Directors.  A total of 13,410,574 shares were available for future grant under the Plan as of September 30, 2015.

In connection with the Antero Midstream IPO, Antero Midstream’s general partner adopted the Antero Midstream Partners LP Long-Term Incentive Plan (the “Midstream Plan”), pursuant to which non-employee directors of Antero Midstream’s general partner and certain officers, employees, and consultants of Antero Midstream’s general partner and its affiliates (which include Antero) are eligible to receive awards representing ownership interests in Antero Midstream.  An aggregate of 10,000,000

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2014 and September 30, 2015

common units may be delivered pursuant to awards under the Midstream Plan, subject to customary adjustments.  A total of 7,658,363 common units are available for future grant under the Midstream Plan as of September 30, 2015.

The Company’s equity-based compensation expense was as follows for the three and nine months ended September 30, 2014 and 2015 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2015	2014	2015
Profits interests awards	$15,688	8,140	68,456	35,221
Restricted stock awards	8,397	10,686	16,993	29,357
Stock options	125	743	372	1,514
Antero Midstream phantom and restricted unit awards	—	4,271	—	12,963
Common stock issued to directors in lieu of cash compensation	75	75	75	225
Total expense	$24,285	23,915	85,896	79,280

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

The limited liability company agreement of Antero Investment provides a mechanism that demonstrates how the shares of the Company’s common stock will be allocated among the members of Antero Investment, including Employee Holdings. As a result of the adoption of the Antero Investment Limited Liability Company Agreement, the satisfaction of all performance and service conditions relative to the profits interest awards held by Employee Holdings in Antero Investment became probable.  Accordingly, the Company has recognized approximately $484 million of equity-based compensation expense for the vested profits interests through September 30, 2015 and will recognize approximately $3 million over the remaining service period.  Because consideration for the profits interest awards is deemed given by Antero Investment, the charge to equity-based compensation expense is accounted for as a capital contribution by Antero Investment to the Company and credited to additional paid-in capital.  All available profits interest awards were made prior to the date of the IPO, and no additional profits interest awards will be made.

Restricted Stock and Restricted Stock Unit Awards

Restricted stock and restricted stock unit awards vest subject to the satisfaction of service requirements.  Expense related to each restricted stock and restricted stock unit award is recognized on a straight-line basis over the requisite service period of the entire award, less awards expected to be forfeited.  The grant date fair values of these awards are determined based on the closing price of the Company’s common stock on the date of the grant. A summary of restricted stock and restricted stock unit awards activity during the nine months ended September 30, 2015 is as follows:

		Weighted average	Aggregate
	Number of shares	grant date fair value	intrinsic value (in thousands)
Total awarded and unvested—December 31, 2014	1,983,673	$64.71	$80,497
Granted	881,617	$40.82
Vested	(358,242)	$64.28
Forfeited	(12,016)	$40.05
Total awarded and unvested—September 30, 2015	2,495,032	$56.38	$52,795

Intrinsic values are based on the closing price of the Company’s stock on the referenced dates.  Unamortized expense of $109.9 million at September 30, 2015 is expected to be recognized over a weighted average period of approximately 2.8 years.

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2014 and September 30, 2015

Stock Options

Stock options granted under the Plan vest over periods from one to four years and have a maximum contractual life of 10 years.  Expense related to stock options is recognized on a straight-line basis over the requisite service period of the entire award, less awards expected to be forfeited.  Stock options are granted with an exercise price equal to or greater than the market price of the Company’s common stock on the date of grant.  A summary of stock option activity for the nine months ended September 30, 2015 is as follows:

			Weighted
		Weighted average	average remaining	Intrinsic
	Stock options	exercise price	contractual life	value (in thousands)
Outstanding at December 31, 2014	81,021	$53.92	8.92	$—
Options granted	665,366	$50.00
Options exercised	—	—
Options cancelled	(3,833)	$50.00
Options expired	—	—
Outstanding at September 30, 2015	742,554	$50.43	9.39	$—
Vested or expected to vest as of September 30, 2015	742,554	$50.43	9.39	$—
Exercisable at September 30, 2015	25,339	$54.15	8.04	$—

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

As of September 30, 2015, there was $9.3 million of unrecognized equity-based compensation expense related to nonvested stock options.  That expense is expected to be recognized over a weighted average period of approximately 3.4 years.

Antero Midstream Partners Phantom and Restricted Unit Awards

Restricted units and phantom units granted by Antero Midstream vest subject to the satisfaction of service requirements, upon the completion of which common units in Antero Midstream are delivered to the holder of the restricted units or phantom units.  These restricted and phantom units are treated, for accounting purposes, as if Antero Midstream distributed the units to Antero.  Antero recognizes compensation expense as the units are granted to employees, and a portion of the expense is allocated to Antero Midstream.  Expense related to each restricted unit and phantom unit award is recognized on a straight-line basis over the requisite service period of the entire award, less awards expected to be forfeited.  The grant date fair values of these awards are determined based on the closing price of Antero Midstream’s common units on the date of grant.  A summary of restricted unit and phantom unit awards activity during the nine months ended September 30, 2015 is as follows:

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2014 and September 30, 2015

	Number of units	Weighted average grant date fair value	Aggregate intrinsic value (in thousands)
Total awarded and unvested—December 31, 2014	2,381,440	$29.00	$65,490
Granted	12,057	$24.88
Vested	—	$—
Forfeited	(51,860)	$29.00
Total awarded and unvested—September 30, 2015	2,341,637	$28.98	$41,822

Intrinsic values are based on the closing price of Antero Midstream’s common units on the referenced dates.  Unamortized expense of $52.5 million at September 30, 2015 is expected to be recognized over a weighted average period of approximately 3.1 years.

(7)Financial Instruments

The carrying values of accounts receivable and accounts payable at December 31, 2014 and September 30, 2015 approximated market value because of their short-term nature.  The carrying values of the amounts outstanding under the Credit Facility and Midstream Facility at December 31, 2014 and September 30, 2015 approximated fair value because the variable interest rates are reflective of current market conditions.

Based on Level 2 market data inputs, the fair value of the Company’s senior notes was approximately $2.5 billion at December 31, 2014 and $3.0 billion at September 30, 2015.

See note 8 for information regarding the fair value of derivative financial instruments.

(8)Derivative Instruments

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

For the nine months ended September 30, 2014 and 2015, the Company was party to various natural gas, NGLs, and oil fixed price swap contracts.  When actual commodity prices exceed the fixed price provided by the swap contracts, the Company pays the excess to the counterparty.  When actual commodity prices are below the contractually provided fixed price, the Company receives the difference from the counterparty.  In addition, the Company has entered into basis swap contracts in order to hedge the difference between the New York Mercantile Exchange (“NYMEX”) index price and a local index price.  The Company’s derivative swap contracts have not been designated as hedges for accounting purposes; therefore, all gains and losses are recognized in the Company’s statements of operations.

As of September 30, 2015, the Company’s fixed price natural gas, NGLs, and oil swap positions from October 1, 2015 through December 31, 2021 were as follows (abbreviations in the table refer to the index to which the swap position is tied,

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2014 and September 30, 2015

as follows: TCO=Columbia Gas Transmission; NYMEX=Henry Hub; CGTLA=Columbia Gas Louisiana Onshore; CCG=Chicago City Gate; NYMEX-WTI=West Texas Intermediate; Mont Belvieu-TET=Mont Belvieu Propane):

	Natural gas MMbtu/day	Oil Bbls/day	Propane Bbls/day	Weighted average index price
Three months ending December 31, 2015:
TCO ($/MMBtu)	120,000	—	—	$5.14
Dominion South ($/MMBtu)	230,000	—	—	$5.74
NYMEX ($/MMBtu)	770,000	—	—	$3.92
CGTLA ($/MMBtu)	40,000	—	—	$4.09
NYMEX-WTI ($/Bbl)	—	3,000	—	$65.67
Mont Belvieu-TET ($/Gallon)	—	—	23,000	$0.64
Total	1,160,000	3,000	23,000
Year ending December 31, 2016:
TCO ($/MMBtu)	60,000		—	$4.91
Dominion South ($/MMBtu)	272,500		—	$5.35
NYMEX ($/MMBtu)	1,110,000		—	$3.49
CGTLA ($/MMBtu)	170,000		—	$4.09
Mont Belvieu-TET ($/Gallon)	—		30,000	$0.59
Total	1,612,500		30,000
Year ending December 31, 2017:
NYMEX ($/MMBtu)	1,000,000		—	$3.58
CGTLA ($/MMBtu)	420,000		—	$4.27
CCG ($/MMBtu)	70,000		—	$4.57
Mont Belvieu-TET ($/Gallon)	—		2,000	$0.64
Total	1,490,000		2,000
Year ending December 31, 2018:
NYMEX ($/MMBtu)	1,732,500		—	$4.05
Mont Belvieu-TET ($/Gallon)	—		2,000	$0.65
Total	1,732,500		2,000
Year ending December 31, 2019:
NYMEX ($/MMBtu)	1,800,000			$3.94
Year ending December 31, 2020:
NYMEX ($/MMBtu)	1,212,500			$3.75
Year ending December 31, 2021:
NYMEX ($/MMBtu)	235,000			$3.67

As of September 30, 2015, the Company’s natural gas basis swap positions which settle on the pricing index to basis differential of TCO to the NYMEX Henry Hub natural gas price, are as follows:

	Natural gas MMbtu/day	Hedged Differential

Three months ending December 31, 2015:	390,000	$(0.35)

Year ending December 31, 2016:	290,000	$(0.42)

Year ending December 31, 2017:	125,000	$(0.49)

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2014 and September 30, 2015

As of September 30, 2015, the Company’s natural gas basis swap positions which settle on the pricing index to basis differential of NYMEX Henry Hub to the TCO natural gas price, are as follows:

	Natural gas MMbtu/day	Hedged Differential

Three months ending December 31, 2015:	10,000	$0.14

Year ending December 31, 2016:	160,000	$0.26

Year ending December 31, 2017:	125,000	$0.30

(b)Summary

The following is a summary of the fair values of the Company’s derivative instruments and where such values are recorded in the consolidated balance sheets as of December 31, 2014 and September 30, 2015.   None of the Company’s derivative instruments are designated as hedges for accounting purposes.

	December 31, 2014		September 30, 2015
	Balance sheet location	Fair value	Balance sheet location	Fair value
		(In thousands)		(In thousands)
Asset derivatives not designated as hedges for accounting purposes:
Commodity contracts	Current assets	$692,554	Current assets	$834,482
Commodity contracts	Long-term assets	899,997	Long-term assets	2,007,828

Total asset derivatives		1,592,551		2,842,310

Total liability derivatives		—		—

Net derivatives		$1,592,551		$2,842,310

The following table presents the gross amounts of recognized derivative assets and liabilities, the amounts offset under master netting arrangements with counterparties, and the resulting net amounts presented in the consolidated balance sheets as of the dates presented, all at fair value (in thousands):

	December 31, 2014			September 30, 2015
	Gross amounts on balance sheet	Gross amounts offset on balance sheet	Net amounts of assets on balance sheet	Gross amounts on balance sheet	Gross amounts offset on balance sheet	Net amounts of assets (liabilities) on balance sheet
Commodity derivative assets	$1,621,665	(29,114)	1,592,551	$2,885,279	(42,969)	2,842,310
Commodity derivative liabilities	$—	—	—	$—	—	—

The following is a summary of derivative fair value gains (losses) and where such values are recorded in the condensed consolidated statements of operations for three and nine months ended September 30, 2014 and 2015 (in thousands):

	Statement of operations	Three months ended September 30,		Nine months ended September 30,
	location	2014	2015	2014	2015
Commodity derivative fair value gains (losses)	Revenue	$308,975	1,079,071	(63,720)	1,836,398

The fair value of commodity derivative instruments was determined using Level 2 inputs.

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2014 and September 30, 2015

(9)Contingencies

The Company is the subject of two nearly identical lawsuits brought by South Jersey Gas Company and South Jersey Resources Group, LLC (collectively “SJGC”) filed on February 4, 2015 in the Superior Court of New Jersey.  The lawsuits have since been consolidated into one case.  SJGC are purchasers of some of the Company’s natural gas production under contracts entered into in 2011.  Deliveries under the contracts began in October 2011 and the delivery obligation continues through October 2019.  SJGC allege that the index prices specified in the contracts, and the index prices at which SJGC paid for deliveries from 2011 through September 2014, are no longer appropriate under the contracts because a market disruption event (as defined by the contract) has occurred and, as a result, a new index price is to be determined by the parties.  The lawsuit seeks a reformation of the contracts, compensatory and punitive damages to be determined at trial, and costs and expenses of the actions.  Beginning in October 2014, SJGC began paying the Company under indexes unilaterally selected by SJGC and not specified in the contract.  The Company contends that no market disruption event has occurred and that SJGC has breached the contracts by failing to pay the Company based on the express price terms of the contracts.  The Company further contends that jurisdiction and venue are improper in New Jersey.  On March 30, 2015, the Company filed suit against SJGC in United States District Court in Colorado seeking relief for breach of contract, damages in the amounts that SJGC has short paid and continues to short pay, as well as costs of the suit.  Through September 30, 2015, the Company estimates that it is owed approximately $33 million more than SJGC has paid using the indexes unilaterally selected by them.

The Company is party to various other legal proceedings and claims in the ordinary course of its business.  The Company believes that certain of these matters will be covered by insurance and that the outcome of other matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

(10)Contract Termination and Rig Stacking

During the nine months ended September 30, 2015, the Company incurred $10.9 million of costs for the delay or cancelation of drilling contracts with third-party contractors.

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2014 and September 30, 2015

(11)Segment Information

See note 2(i) for a description of the Company’s determination of its reportable segments.  Operating segments are evaluated based on their contribution to consolidated results, which is determined by the respective operating income of each segment.  General and administrative expenses are allocated to the gathering and compression and water handling segments based on estimates of labor and overhead expenditures on those activities.  General and administrative expenses related to the marketing segment are not allocated because they are immaterial.  Other income, income taxes, and interest expense are primarily managed and evaluated on a consolidated basis.  Intersegment sales are transacted at prices which approximate market.  Accounting policies for each segment are the same as the Company’s accounting policies described in note 2 to the condensed consolidated financial statements.

The operating results and assets of the Company’s reportable segments were as follows for the three months ended September 30, 2014 and 2015 (in thousands):

	Exploration and production	Gathering and compression	Water handling	Marketing	Elimination of intersegment transactions	Consolidated total
Three months ended September 30, 2014:
Sales and revenues:
Third-party	$739,780	1,884	2,991	17,835	—	762,490
Intersegment	—	24,398	42,310	—	(66,708)	—
Total	$739,780	26,282	45,301	17,835	(66,708)	762,490

Operating expenses:
Lease operating	$8,680	—	8,065	—	(8,065)	8,680
Gathering, compression, processing, and transportation	149,405	3,524	—	—	(24,398)	128,531
Depletion, depreciation, and amortization	110,008	10,227	4,389	—	—	124,624
General and administrative expense	45,355	5,519	2,126	—	—	53,000
Other operating expenses	33,075	—	989	32,192	—	66,256
Total	346,523	19,270	15,569	32,192	(32,463)	381,091
Operating income (loss)	$393,257	7,012	29,732	(14,357)	(34,245)	381,399
Segment assets	$7,946,923	1,071,273	396,691	9,084	(108,091)	9,315,880
Capital expenditures for segment assets	$935,478	144,999	56,540	—	(34,245)	1,102,772

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2014 and September 30, 2015

	Exploration and production	Gathering and compression	Water handling	Marketing	Elimination of intersegment transactions	Consolidated total
Three months ended September 30, 2015:
Sales and revenues:
Third-party	$1,403,275	3,468	959	35,633	—	1,443,335
Intersegment	398	55,790	21,487	—	(77,675)	—
Total	$1,403,673	59,258	22,446	35,633	(77,675)	1,443,335

Operating expenses:
Lease operating	$10,721	—	3,973	—	(3,908)	10,786
Gathering, compression, processing, and transportation	211,469	4,699	—	—	(55,866)	160,302
Depletion, depreciation, and amortization	166,900	15,282	6,485	—	—	188,667
General and administrative expense	46,165	11,265	2,577	—	(322)	59,685
Other operating expenses	28,044	(7,863)	800	61,799	—	82,780
Total	463,299	23,383	13,835	61,799	(60,096)	502,220
Operating income (loss)	$940,374	35,875	8,611	(26,166)	(17,579)	941,115
Segment assets	$11,940,524	1,410,920	487,734	5,847	(267,951)	13,577,074
Capital expenditures for segment assets	$399,695	82,768	45,151	—	(17,579)	510,035

The operating results and assets of the Company’s reportable segments were as follows for the nine months ended September 30, 2014 and 2015 (in thousands):

	Exploration and production	Gathering and compression	Water handling	Marketing	Elimination of intersegment transactions	Consolidated total
Nine months ended September 30, 2014:
Sales and revenues:
Third-party	$1,207,023	4,831	7,133	23,048	—	1,242,035
Intersegment	—	50,147	103,445	—	(153,592)	—
Total	$1,207,023	54,978	110,578	23,048	(153,592)	1,242,035

Operating expenses:
Lease operating	$18,570	—	22,495	—	(22,495)	18,570
Gathering, compression, processing, and transportation	359,364	6,661	—	—	(50,147)	315,878
Depletion, depreciation, and amortization	285,245	24,991	10,748	—	—	320,984
General and administrative expense	141,155	15,075	6,112	—	—	162,342
Other operating expenses	90,749	—	3,376	58,119	—	152,244
Total	895,083	46,727	42,731	58,119	(72,642)	970,018
Operating income (loss)	$311,940	8,251	67,847	(35,071)	(80,950)	272,017
Segment assets	$7,946,923	1,071,273	396,691	9,084	(108,091)	9,315,880
Capital expenditures for segment assets	$2,335,393	406,666	156,467	—	(80,950)	2,817,576

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2014 and September 30, 2015

	Exploration and production	Gathering and compression	Water handling	Marketing	Elimination of intersegment transactions	Consolidated total
Nine months ended September 30, 2015:
Sales and revenues:
Third-party	$2,891,410	8,433	6,651	143,242	—	3,049,736
Intersegment	1,025	159,661	80,886	—	(241,572)	—
Total	$2,892,435	168,094	87,537	143,242	(241,572)	3,049,736

Operating expenses:
Lease operating	$24,981	—	16,576	—	(15,996)	25,561
Gathering, compression, processing, and transportation	630,708	19,792	—	—	(159,867)	490,633
Depletion, depreciation, and amortization	483,991	45,255	18,767	—	—	548,013
General and administrative expense	140,821	30,685	7,238	—	(819)	177,925
Other operating expenses	113,881	25	2,437	214,201	—	330,544
Total	1,394,382	95,757	45,018	214,201	(176,682)	1,572,676
Operating income (loss)	$1,498,053	72,337	42,519	(70,959)	(64,890)	1,477,060
Segment assets	$11,940,524	1,410,920	487,734	5,847	(267,951)	13,577,074
Capital expenditures for segment assets	$1,590,904	282,813	79,227	—	(64,890)	1,888,054

(12)Subsidiary Guarantors

Antero’s wholly-owned subsidiaries each have fully and unconditionally guaranteed Antero’s senior notes.  Antero Midstream and its subsidiaries have been designated unrestricted subsidiaries under the Credit Facility and the indentures governing Antero’s senior notes, and do not guarantee any of Antero’s obligations (see note 4).  In the event a subsidiary guarantor is sold or disposed of (whether by merger, consolidation, the sale of a sufficient amount of its capital stock so that it no longer qualifies as a “Subsidiary” of the Company (as defined in the indentures governing the notes) or the sale of all or substantially all of its assets (other than by lease)) and whether or not the subsidiary guarantor is the surviving entity in such transaction to a person which is not Antero or a restricted subsidiary of Antero, such subsidiary guarantor will be released from its obligations under its subsidiary guarantee if the sale or other disposition does not violate the covenants set forth in the indentures governing the notes.

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

The following Condensed Consolidating Balance Sheets at December 31, 2014 and September 30, 2015, and the related statements of operations and comprehensive income (loss) and statements of cash flows for the three and nine months ended September 30, 2015 present financial information for Antero on a stand-alone basis (carrying its investment in wholly-owned subsidiaries using the equity method), financial information for the subsidiary guarantors, financial information for the non-guarantor subsidiaries, and the consolidation and elimination entries necessary to arrive at the information for the Company on a consolidated basis.  Antero’s wholly-owned subsidiaries during the three and nine months ended September 30, 2014 had no revenues, expenses, or cash flows.  Antero’s wholly-owned subsidiaries are not restricted from making distributions to the Parent.

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2014 and September 30, 2015

Condensed Consolidating Balance Sheets

December 31, 2014

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$15,787	—	230,192	—	245,979
Accounts receivable, net	116,203	—	—	—	116,203
Intercompany receivables	1,380	—	17,646	(19,026)	—
Accrued revenue	191,558	—	—	—	191,558
Derivative instruments	692,554	—	—	—	692,554
Other current assets	5,348	1	518	(1)	5,866
Total current assets	1,022,830	1	248,356	(19,027)	1,252,160
Property and equipment:
Natural gas properties, at cost (successful efforts method):
Unproved properties	2,060,936	—	—	—	2,060,936
Proved properties	6,515,221	—	—	—	6,515,221
Water handling systems	421,012	—	—	—	421,012
Gathering systems and facilities	16,532	—	1,180,707	—	1,197,239
Other property and equipment	37,687	—	—	—	37,687
	9,051,388	—	1,180,707	—	10,232,095
Less accumulated depletion, depreciation, and amortization	(828,533)	—	(51,110)	—	(879,643)
Property and equipment, net	8,222,855	—	1,129,597	—	9,352,452
Derivative instruments	899,997	—	—	—	899,997
Investments in subsidiaries	137,423	—	—	(137,423)	—
Other assets, net	51,718	—	17,168	—	68,886
Total assets	$10,334,823	1	1,395,121	(156,450)	11,573,495

Liabilities and Equity
Current liabilities:
Accounts payable	$485,628	—	45,936	—	531,564
Intercompany payable	17,646	—	1,380	(19,026)	—
Accrued liabilities	163,268	—	5,346	—	168,614
Revenue distributions payable	182,352	—	—	—	182,352
Deferred income tax liability	260,373	—	—	—	260,373
Other current liabilities	12,203	—	—	(1)	12,202
Total current liabilities	1,121,470	—	52,662	(19,027)	1,155,105
Long-term liabilities:
Long-term debt	4,247,550	115,000	—	—	4,362,550
Deferred income tax liability	534,423	—	—	—	534,423
Other liabilities	47,587	—	—	—	47,587
Total liabilities	5,951,030	115,000	52,662	(19,027)	6,099,665
Equity:
Stockholders' equity:
Parent net investment	—	(114,999)	—	114,999	—
Partners' capital	—	—	1,342,459	(1,342,459)	—
Common stock	2,621	—	—	—	2,621
Additional paid-in capital	3,513,725	—	—	—	3,513,725
Accumulated earnings	867,447	—	—	—	867,447
Total stockholders' equity	4,383,793	(114,999)	1,342,459	(1,227,460)	4,383,793
Noncontrolling interest in consolidated subsidiary	—	—	—	1,090,037	1,090,037
Total equity	4,383,793	(114,999)	1,342,459	(137,423)	5,473,830
Total liabilities and equity	$10,334,823	1	1,395,121	(156,450)	11,573,495

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2014 and September 30, 2015

Condensed Consolidating Balance Sheet

September 30, 2015

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$9,900	—	17,510	—	27,410
Accounts receivable, net	60,235	—	664	5	60,904
Intercompany receivables	3,560	—	42,188	(45,748)	—
Accrued revenue	115,793	—	—	—	115,793
Derivative instruments	834,482	—	—	—	834,482
Other current assets	1,677	—	62	—	1,739
Total current assets	1,025,647	—	60,424	(45,743)	1,040,328
Property and equipment:
Natural gas properties, at cost (successful efforts method):
Unproved properties	2,072,475	—	—	—	2,072,475
Proved properties	7,805,203	—	—	—	7,805,203
Water handling systems	—	—	517,518	(5)	517,513
Gathering systems and facilities	16,554	—	1,431,850	—	1,448,404
Other property and equipment	45,494	—	—	—	45,494
	9,939,726	—	1,949,368	(5)	11,889,089
Less accumulated depletion, depreciation, and amortization	(1,293,187)	—	(134,469)	—	(1,427,656)
Property and equipment, net	8,646,539	—	1,814,899	(5)	10,461,433
Derivative instruments	2,007,828	—	—	—	2,007,828
Investments in subsidiaries	(254,880)	—	—	254,880	—
Contingent acquisition consideration	174,716	—	—	(174,716)	—
Other assets, net	60,017	—	7,468	—	67,485
Total assets	$11,659,867	—	1,882,791	34,416	13,577,074

Liabilities and Equity
Current liabilities:
Accounts payable	$252,146	—	85,347	—	337,493
Intercompany payable	42,188	—	3,560	(45,748)	—
Accrued liabilities	188,343	—	13,843	—	202,186
Revenue distributions payable	161,513	—	—	—	161,513
Deferred income tax liability	315,366	—	—	—	315,366
Other current liabilities	9,080	—	131	—	9,211
Total current liabilities	968,636	—	102,881	(45,748)	1,025,769
Long-term liabilities:
Long-term debt	3,881,777	—	525,000	—	4,406,777
Deferred income tax liability	978,139	—	—	—	978,139
Contingent acquisition consideration	—	—	174,716	(174,716)	—
Other liabilities	55,451	—	514	—	55,965
Total liabilities	5,884,003	—	803,111	(220,464)	6,466,650
Equity:
Stockholders' equity:
Partners' capital	—	—	1,079,680	(1,079,680)	—
Common stock	2,770	—	—	—	2,770
Additional paid-in capital	4,122,747	—	—	—	4,122,747
Accumulated earnings	1,650,347	—	—	—	1,650,347
Total stockholders' equity	5,775,864	—	1,079,680	(1,079,680)	5,775,864
Noncontrolling interest in consolidated subsidiary	—	—	—	1,334,560	1,334,560
Total equity	5,775,864	—	1,079,680	254,880	7,110,424
Total liabilities and equity	$11,659,867	—	1,882,791	34,416	13,577,074

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2014 and September 30, 2015

Condensed Consolidating Statement of Operations and Comprehensive Income

Three Months Ended September 30, 2015

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Natural gas sales	$253,975	—	—	—	253,975
Natural gas liquids sales	50,092	—	—	—	50,092
Oil sales	20,138	—	—	—	20,138
Gathering, compression, and water handling	958	—	59,258	(55,790)	4,426
Marketing	35,633	—	—	—	35,633
Commodity derivative fair value losses	1,079,071	—	—	—	1,079,071
Fee income	324	—	—	(324)	—
Total revenue	1,440,191	—	59,258	(56,114)	1,443,335
Operating expenses:
Lease operating	10,786	—	—	—	10,786
Gathering, compression, processing, and transportation	211,469	—	4,699	(55,866)	160,302
Production and ad valorem taxes	18,584	—	(7,863)	—	10,721
Marketing	61,799	—	—	—	61,799
Exploration	1,087	—	—	—	1,087
Impairment of unproved properties	8,754	—	—	—	8,754
Depletion, depreciation, and amortization	173,592	—	15,075	—	188,667
Accretion of asset retirement obligations	419	—	—	—	419
General and administrative	48,666	—	11,267	(248)	59,685
Total operating expenses	535,156	—	23,178	(56,114)	502,220
Operating income (expense)	905,035	—	36,080	—	941,115
Other income (expenses):
Interest	(59,647)	—	(1,274)	—	(60,921)
Equity in net income of subsidiaries	23,913	—	—	(23,913)	—
Total other expenses	(35,734)	—	(1,274)	(23,913)	(60,921)
Income (loss) before income taxes	869,301	—	34,806	(23,913)	880,194
Provision for income tax benefit	(335,460)	—	—	—	(335,460)
Net income (loss) and comprehensive income (loss) including noncontrolling interest	533,841	—	34,806	(23,913)	544,734
Net income and comprehensive income attributable to noncontrolling interest	—	—	—	10,892	10,892
Net income (loss) and comprehensive income (loss) attributable to Antero Resources Corporation	$533,841	—	34,806	(34,805)	533,842

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2014 and September 30, 2015

Condensed Consolidating Statement of Operations and Comprehensive Income

Nine Months Ended September 30, 2015

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Natural gas sales	$810,982	—	—	—	810,982
Natural gas liquids sales	188,403	—	—	—	188,403
Oil sales	55,627	—	—	—	55,627
Gathering, compression, and water handling	6,651	—	168,094	(159,661)	15,084
Marketing	143,242	—	—	—	143,242
Commodity derivative fair value gains	1,836,398	—	—	—	1,836,398
Fee income	824	—	—	(824)	—
Total revenue	3,042,127	—	168,094	(160,485)	3,049,736
Operating expenses:
Lease operating	25,561	—	—	—	25,561
Gathering, compression, processing, and transportation	630,708	—	19,792	(159,867)	490,633
Production and ad valorem taxes	57,433	—	25	—	57,458
Marketing	214,201	—	—	—	214,201
Exploration	3,086	—	—	—	3,086
Impairment of unproved properties	43,670	—	—	—	43,670
Depletion, depreciation, and amortization	503,265	—	44,748	—	548,013
Accretion of asset retirement obligations	1,227	—	—	—	1,227
General and administrative	147,858	—	30,685	(618)	177,925
Contract termination and rig stacking	10,902	—	—	—	10,902
Total operating expenses	1,637,911	—	95,250	(160,485)	1,572,676
Operating income	1,404,216	—	72,844	—	1,477,060
Other income (expenses):
Interest	(170,989)	—	(2,940)	—	(173,929)
Equity in net income of subsidiaries	48,381	—	—	(48,381)	—
Total other expenses	(122,608)	—	(2,940)	(48,381)	(173,929)
Income before income taxes	1,281,608	—	69,904	(48,381)	1,303,131
Provision for income tax expense	(498,709)	—	—	—	(498,709)
Net income and comprehensive income including noncontrolling interest	782,899	—	69,904	(48,381)	804,422
Net income and comprehensive income attributable to noncontrolling interest	—	—	—	21,522	21,522
Net income and comprehensive income attributable to Antero Resources Corporation	$782,899	—	69,904	(69,903)	782,900

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2014 and September 30, 2015

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2015

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$706,466	—	130,134	—	836,600
Cash flows used in investing activities:
Additions to unproved properties	(170,291)	—	—	—	(170,291)
Drilling and completion costs	(1,350,498)	—	—	—	(1,350,498)
Additions to water handling systems	(79,227)	—	—	—	(79,227)
Additions to gathering systems and facilities	(40,264)	—	(242,549)	—	(282,813)
Additions to other property and equipment	(5,225)	—	—	—	(5,225)
Change in other assets	307	—	10,883	—	11,190
Net distributions from guarantor subsidiary	(115,000)	—	—	115,000	—
Distributions from non-guarantor subsidiary	49,161	—	—	(49,161)	—
Proceeds from contribution of assets to non-guarantor subsidiary	804,630	—	—	(804,630)	—
Proceeds from asset sales	40,000	—	—	—	40,000
Net cash used in investing activities	(866,407)	—	(231,666)	(738,791)	(1,836,864)
Cash flows provided by (used in) financing activities:
Issuance of common stock	537,832	—	—	—	537,832
Issuance of common units in Antero Midstream Partners LP	—	—	240,972	—	240,972
Issuance of senior notes	750,000	—	—	—	750,000
Borrowings (repayments) on bank credit facility, net	(1,115,000)	(115,000)	525,000	—	(705,000)
Payments of deferred financing costs	(15,234)	—	(1,956)	—	(17,190)
Distributions	—	115,000	(875,149)	738,791	(21,358)
Other	(3,544)	—	(17)	—	(3,561)
Net cash provided by (used in) financing activities	154,054	—	(111,150)	738,791	781,695
Net increase (decrease) in cash and cash equivalents	(5,887)	—	(212,682)	—	(218,569)
Cash and cash equivalents, beginning of period	15,787	—	230,192	—	245,979
Cash and cash equivalents, end of period	$9,900	—	17,510	—	27,410

(13)Commitments

The following is a schedule of future minimum payments for firm transportation, drilling rig and hydraulic fracturing, and processing gathering and compression, office and equipment agreements, and leases that have remaining lease terms in excess of one year as of September 30, 2015 (in millions).

	Firm transportation	Processing, gathering and compression	Drilling rigs and frac services	Office and equipment
	(a)	(b)	(c)	(d)	Total
Year ending September 30:
2016	$499	331	181	10	1,021
2017	795	361	139	9	1,304
2018	844	250	6	8	1,108
2019	1,039	198	—	5	1,242
2020	1,079	186	—	3	1,268
Thereafter	11,044	907	—	8	11,959
Total	$15,300	2,233	326	43	17,902

(a) Firm Transportation

The Company has entered into firm transportation agreements with various pipelines in order to facilitate the delivery of its production to market.  These contracts commit the Company to transport minimum daily natural gas or NGLs volumes at

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2014 and September 30, 2015

negotiated rates, or pay for any deficiencies at specified reservation fee rates.  The amounts in this table represent the Company’s minimum daily volumes at the reservation fee rate.  The values in the table represent the gross amounts that the Company is committed to pay; however, the Company will record in the consolidated financial statements its proportionate share of costs based on its working interest.

(b) Processing and Compression Service Commitments

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

(c) Drilling Rig Service Commitments

The Company has obligations under agreements with service providers to procure drilling rigs and hydraulic fracturing services.  The values in the table represent the gross amounts that the Company is committed to pay; however, the Company will record in the consolidated financial statements its proportionate share of costs based on its working interest.

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

We have assembled a portfolio of long-lived properties that are characterized by what we believe to be low geologic risk and repeatability.  Our drilling opportunities are focused in the Marcellus Shale and Utica Shale of the Appalachian Basin.  As of September 30, 2015, we held approximately 565,000 net acres of rich gas and dry gas properties located in the Appalachian Basin in West Virginia, Ohio, and Pennsylvania.  Our corporate headquarters are in Denver, Colorado.

We operate in the following industry segments: (i) the exploration, development and production of natural gas, NGLs, and oil; (ii) gathering and compression; (iii) water handling; and (iv) marketing of excess firm transportation capacity.  All of our operations are conducted in the United States.

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

2015 Developments and Highlights

Energy Industry Environment

In late 2014, global energy commodity prices declined precipitously as a result of several factors, including an increase in worldwide commodity supplies, a stronger U.S. dollar, relatively mild weather in large portions of the U.S. during winter months, and strong competition among oil producing countries for market share.  Commodity prices have continued to remain low through the third quarter of 2015; prices for West Texas Intermediate remained below $50 per Bbl for most of the quarter, and Henry Hub natural gas prices remained below $3.00 per MMBtu during the quarter.  Additionally, NGL prices have declined from approximately 50% of

WTI in January 2015 to 29% of WTI in September 2015.  Average 5-year NYMEX strip pricing for both natural gas and oil have declined approximately 20% from December 31, 2014 levels.  In response to these market conditions and concerns about access to capital markets, many U.S. exploration and development companies significantly reduced their capital spending plans for 2015.  Our capital budget for 2015 is $1.8 billion (exclusive of the capital budget for Antero Midstream Partners LP, or “Antero Midstream”), a 49% reduction from our 2014 capital expenditures.  We plan to operate an average of 14 drilling rigs in 2015 as compared to an average of 21 rigs in 2014, and we plan to complete 130 horizontal wells in the Marcellus and Utica Shales in 2015 as compared to 177 in 2014.  Additionally, we have deferred 50 Marcellus completions until the first half of 2016.  We believe that our 2015 capital budget will be fully funded through operating cash flows and available borrowing capacity under our revolving credit facility.  We will continue to monitor commodity prices and may revise the capital budget if conditions warrant.  Additionally, given the current commodity price environment, we have evaluated the carrying value of our proved properties.  See Critical Accounting Policies and Estimates for a discussion of such evaluation.

Production and Financial Results

For the three months ended September 30, 2015, we generated cash flow from operations of $246 million, net income of $534 million, and Adjusted EBITDAX of $291 million.  This compares to cash flow from operations of $301 million, net income of $204 million, and Adjusted EBITDAX of $292 million for the three months ended September 30, 2014.  Net income of $534 million for the three months ended September 30, 2015 included $1.1 billion of commodity derivative fair value gains, including $206 million of settled derivative gains, deferred tax expense of $335 million, and a noncash charge of $24 million for equity-based compensation.  See “—Non-GAAP Financial Measure” for a definition of Adjusted EBITDAX (a non-GAAP measure) and a reconciliation of Adjusted EBITDAX to net income.

For the nine months ended September 30, 2015, we generated cash flow from operations of $837 million, net income of $783 million, and Adjusted EBITDAX of $914 million.  This compares to cash flow from operations of $799 million, net income of $67 million, and Adjusted EBITDAX of $832 million for the nine months ended September 30, 2014.  Net income of $783 million for the nine months ended September 30, 2015 included $1.8 billion of commodity derivative fair value gains, including $587 million of settled derivative gains, deferred tax expense of $499 million, and a noncash charge of $79 million for equity-based compensation.  See “—Non-GAAP Financial Measure” for a definition of Adjusted EBITDAX (a non-GAAP measure) and a reconciliation of Adjusted EBITDAX to net income.

For the three months ended September 30, 2015, our production totaled approximately 139 Bcfe, or 1,506 MMcfe per day, a 39% increase compared to 99 Bcfe, or 1,080 MMcfe per day, for the three months ended September 30, 2014.  The average price received for production for the three months ended September 30, 2015 was $2.34 per Mcfe before the effects of settled commodity hedges compared to $4.33 per Mcfe for the three months ended September 30, 2014.  Average prices after the effects of settled commodity hedges were $3.83 per Mcfe for the three months ended September 30, 2015 compared to $4.91 per Mcfe for the three months ended September 30, 2014.

For the nine months ended September 30, 2015, our production totaled approximately 407 Bcfe, or 1,492 MMcfe per day, a 62% increase compared to 251 Bcfe, or 920 MMcfe per day, for the nine months ended September 30, 2014.  The average price received for production for the nine months ended September 30, 2015 was $2.59 per Mcfe before the effects of settled commodity hedges compared to $5.06 per Mcfe for the nine months ended September 30, 2014.  Average prices after the effects of settled commodity hedges were $4.03 per Mcfe for the nine months ended September 30, 2015 compared to $5.29 per Mcfe for the nine months ended September 30, 2014.

Dropdown of Water Handling Assets

On September 23, 2015, Antero completed the previously announced transaction by which Antero contributed (i) all of the outstanding limited liability company interests of Antero Water to Antero Midstream and (ii) all of the assets, contracts, rights, permits and properties owned or leased by Antero and used primarily in connection with the construction, ownership, operation, use or maintenance of Antero’s advanced wastewater treatment complex to be constructed in Doddridge County, West Virginia, to Antero Treatment.

In consideration for the Contributed Assets, Antero Midstream (i) paid to Antero a cash distribution equal to $552.5 million, less $171 million of assumed debt, (ii) issued to Antero 10,988,421 common units representing limited partner interests in Antero Midstream, (iii) distributed to Antero proceeds of approximately $241 million from a private placement of Antero Midstream common units, and (iv) has agreed to pay Antero (a) $125 million in cash if Antero purchases 176,295,000 barrels or more of fresh water from Antero Midstream during the period between January 1, 2017 and December 31, 2019 and (b) an additional $125 million in cash if

Antero purchases 219,200,000 barrels or more of fresh water from Antero Midstream during the period between January 1, 2018 and December 31, 2020.    Antero Midstream borrowed $525 million on its bank credit facility in connection with this transaction.

2015 Capital Budget

For the nine months ended September 30, 2015, our consolidated capital expenditures were approximately $1.9 billion, including drilling and completion costs of $1.4 billion, gathering and compression project costs of $283 million, water handling costs of $79 million, leasehold acquisition costs of $170 million, and other capital expenditures of $5 million.  Antero’s capital budget for 2015, which excludes capital spending by Antero Midstream, is $1.8 billion and includes $1.6 billion for drilling and completion, $50 million for water handling infrastructure, and $150 million for core leasehold acquisitions.  We do not budget for producing property acquisitions.  Substantially all of the $1.6 billion allocated for drilling and completion is allocated to our operated drilling in liquids-rich gas areas.  Approximately 60% of the drilling and completion budget is allocated to the Marcellus Shale, and the remaining 40% is allocated to the Utica Shale.  During 2015, we plan to operate an average of nine drilling rigs in the Marcellus Shale and five drilling rigs in the Utica Shale.  Additionally, the capital budget for Antero Midstream for 2015 is a range of $425 million to $450 million.  We periodically review our capital expenditures and adjust our budget and its allocation based on liquidity, drilling results, leasehold acquisition opportunities, and commodity prices.

Credit Facilities

As of September 30, 2015, the borrowing base under our revolving credit facility was $4.0 billion and lender commitments were $4.0 billion.  The borrowing base under our revolving credit facility is redetermined semi-annually and is based on the lenders’ judgment of the volume of our proved oil and gas reserves, the estimated future cash flows from these reserves, and the values of our commodity hedge positions.  Effective October 26, 2015, the borrowing base was increased to $4.5 billion and lender commitments remain at $4.0 billion.    The next redetermination is scheduled to occur in April 2016.  At September 30, 2015, we had $500  million of borrowings and $535 million of letters of credit outstanding under the revolving credit facility.  Our revolving credit facility matures in May 2019.  See “—Debt Agreements and Contractual Obligations—Senior Secured Revolving Credit Facility” for a description of our revolving credit facility.

Our consolidated subsidiary, Antero Midstream, has a revolving credit facility agreement that provides for lender commitments of $1.5 billion.  At September 30, 2015, Antero Midstream had $525 million of borrowings outstanding under its revolving credit facility.  The facility will mature in November 2019.  See “—Debt Agreements and Contractual Obligations—Midstream Credit Facility” for a description of this revolving credit facility.

Hedge Position

As of September 30, 2015, we had entered into hedging contracts for October 1, 2015 through December 31, 2021 for 3.06 Tcf of our projected natural gas production at a weighted average index price of $3.92 per MMbtu, 276 MBbls of oil at a weighted average price of $65.67 per Bbl, and 611 million gallons of propane at a weighted average price of $0.60 per gallon.  These hedging contracts include contracts for the remaining three months ended December 31, 2015 of approximately 107 Bcf of natural gas at a weighted average index price of $4.41 per Mcf, 276 MBbls of oil at $65.67 per Bbl, and 89 million gallons of propane at a weighted average price of $0.64 per gallon.

Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2015

The Company has four operating segments: (1) the exploration, development, and production of natural gas, NGLs, and oil; (2) gathering and compression; (3) water handling; and (4) marketing of excess firm transportation capacity.  Revenues from the gathering and compression and water handling segments are primarily derived from intersegment transactions for services provided to our exploration and production segment.  Marketing revenues are primarily derived from activities to purchase and sell third-party natural gas and NGLs and to market excess firm transportation capacity to third parties.  The operating results and assets of the Company’s reportable segments were as follows for the three months ended September 30, 2014 and 2015:

	Exploration and production	Gathering and compression	Water handling	Marketing	Elimination of intersegment transactions	Consolidated total
Three months ended September 30, 2014:
Sales and revenues:
Third-party	$739,780	1,884	2,991	17,835	—	762,490
Intersegment	—	24,398	42,310	—	(66,708)	—
Total	$739,780	26,282	45,301	17,835	(66,708)	762,490

Operating expenses:
Lease operating	$8,680	—	8,065	—	(8,065)	8,680
Gathering, compression, processing, and transportation	149,405	3,524	—	—	(24,398)	128,531
Depletion, depreciation, and amortization	110,008	10,227	4,389	—	—	124,624
General and administrative expense (before equity-based compensation)	23,181	3,957	1,577	—	—	28,715
Equity-based compensation expense	22,174	1,562	549	—	—	24,285
Other operating expenses	33,075	—	989	32,192	—	66,256
Total	346,523	19,270	15,569	32,192	(32,463)	381,091
Operating income (loss)	$393,257	7,012	29,732	(14,357)	(34,245)	381,399

	Exploration and production	Gathering and compression	Water handling	Marketing	Elimination of intersegment transactions	Consolidated total
Three months ended September 30, 2015:
Sales and revenues:
Third-party	$1,403,275	3,468	959	35,633	—	1,443,335
Intersegment	398	55,790	21,487	—	(77,675)	—
Total	$1,403,673	59,258	22,446	35,633	(77,675)	1,443,335

Operating expenses:
Lease operating	$10,721	—	3,973	—	(3,908)	10,786
Gathering, compression, processing, and transportation	211,469	4,699	—	—	(55,866)	160,302
Depletion, depreciation, and amortization	166,900	15,282	6,485	—	—	188,667
General and administrative expense (before equity-based compensation)	27,534	7,060	1,498	—	(322)	35,770
Equity-based compensation expense	18,631	4,205	1,079	—	—	23,915
Other operating expenses	28,044	(7,863)	800	61,799	—	82,780
Total	463,299	23,383	13,835	61,799	(60,096)	502,220
Operating income (loss)	$940,374	35,875	8,611	(26,166)	(17,579)	941,115

The following tables set forth selected operating data for the three months ended September 30, 2014 compared to the three months ended September 30, 2015:

	Three Months Ended September 30,		Amount of Increase	Percent
(in thousands)	2014	2015	(Decrease)	Change
Operating revenues:
Natural gas sales	$310,390	$253,975	$(56,415)	(18)%
NGLs sales	91,111	50,092	(41,019)	(45)%
Oil sales	29,304	20,138	(9,166)	(31)%
Gathering, compression, and water handling	4,875	4,426	(449)	(9)%
Marketing	17,835	35,633	17,798	100%
Commodity derivative fair value gains	308,975	1,079,071	770,096	249%
Total operating revenues	762,490	1,443,335	680,845	89%
Operating expenses:
Lease operating	8,680	10,786	2,106	24%
Gathering, compression, processing, and transportation	128,531	160,302	31,771	25%
Production and ad valorem taxes	21,726	10,721	(11,005)	(51)%
Marketing	32,192	61,799	29,607	92%
Exploration	7,476	1,087	(6,389)	(85)%
Impairment of unproved properties	4,542	8,754	4,212	93%
Depletion, depreciation, and amortization	124,624	188,667	64,043	51%
Accretion of asset retirement obligations	320	419	99	31%
General and administrative (before equity-based compensation)	28,715	35,770	7,055	25%
Equity-based compensation	24,285	23,915	(370)	(2)%
Total operating expenses	381,091	502,220	121,129	32%
Operating income	381,399	941,115	559,716	147%

Other Expenses:
Interest expense	(42,455)	(60,921)	(18,466)	43%
Income before income taxes	338,944	880,194	541,250	160%
Income tax expense	(135,035)	(335,460)	(200,425)	148%
Net income and comprehensive income including noncontrolling interest	203,909	544,734	340,825	167%
Net income and comprehensive income attributable to noncontrolling interest	—	10,892	10,892	*
Net income and comprehensive income attributable to Antero Resources Corporation	$203,909	$533,842	$329,933	162%

Adjusted EBITDAX (1)	$291,572	$290,807	$(765)	—%

(1)	See “—Non-GAAP Financial Measure” for a definition of Adjusted EBITDAX (a non-GAAP measure) and a reconciliation of Adjusted EBITDAX to net income.

*Not meaningful or applicable

	Three Months Ended September 30,		Amount of Increase	Percent
	2014	2015	(Decrease)	Change
Production data:
Natural gas (Bcf)	86	110	24	28%
NGLs (MBbl)	1,953	4,147	2,194	112%
Oil (MBbl)	348	660	312	90%
Combined (Bcfe)	99	139	40	39%
Daily combined production (MMcfe/d)	1,080	1,506	426	39%
Average prices before effects of derivative settlements(2):
Natural gas (per Mcf)	$3.63	$2.32	$(1.31)	(36)%
NGLs (per Bbl)	$46.66	$12.08	$(34.58)	(74)%
Oil (per Bbl)	$84.17	$30.49	$(53.68)	(64)%
Combined (per Mcfe)	$4.33	$2.34	$(1.99)	(46)%
Average realized prices after effects of derivative settlements(2):
Natural gas (per Mcf)	$4.31	$3.99	$(0.32)	(7)%
NGLs (per Bbl)	$46.66	$16.47	$(30.19)	(65)%
Oil (per Bbl)	$82.47	$38.18	$(44.29)	(54)%
Combined (per Mcfe)	$4.91	$3.83	$(1.08)	(22)%
Average Costs (per Mcfe):
Lease operating	$0.09	$0.08	$(0.01)	(11)%
Gathering, compression, processing, and transportation	$1.29	$1.16	$(0.13)	(10)%
Production and ad valorem taxes	$0.22	$0.08	$(0.14)	(64)%
Marketing, net	$0.14	$0.19	$0.05	36%
Depletion, depreciation, amortization, and accretion	$1.26	$1.37	$0.11	9%
General and administrative (before equity-based compensation)	$0.29	$0.26	$(0.03)	(10)%

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

Discussion of Consolidated Results for the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2015

Our gathering and compression, water handling, and marketing segments primarily support our exploration and production segment.  The following discussion of our results consolidates those segments with our exploration and production segment.

Natural gas, NGLs, and oil sales.  Revenues from production of natural gas, NGLs, and oil decreased from $431 million for the three months ended September 30, 2014 to $324 million for the three months ended September 30, 2015, a decrease of $107 million, or 25%.  Our production increased by 39% over that same period, from 99 Bcfe, or 1,080 MMcfe per day, for the three months ended September 30, 2014 to 139 Bcfe, or 1,506 MMcfe per day, for the three months ended September 30, 2015.  Net equivalent prices before the effects of settled derivative gains decreased from $4.33 per Mcfe for the three months ended September 30, 2014 to $2.34 for the three months ended September 30, 2015, a decrease of 46%.  Prices for natural gas, NGLs, and oil all declined from 2014 levels.  Net equivalent prices after the effects of gains on settled derivatives decreased from $4.91 for the three months ended September 30, 2014 to $3.83 for the three months ended September 30, 2015.

Increased production volumes accounted for an approximate $169 million increase in year-over year product revenues (calculated as the change in year-to-year volumes times the prior year average price), and decreases in our equivalent prices accounted for an approximate $276 million decrease in year-over-year revenues (calculated as the change in year-to-year average price times current year production volumes).  Production increases resulted from an increase in the number of producing wells as a result of our active drilling program.  Based on our current drilling and completion plans for the remainder of 2015, the increasing size of our production base, and the current commodity price environment, we expect the rate of growth in our production to decline from the rate of growth realized in 2014.

Commodity derivative fair value gains.  To achieve more predictable cash flows, and to reduce our exposure to downward price fluctuations, we enter into derivative contracts using fixed for variable swap contracts when management believes that favorable future sales prices for our natural gas, NGLs, and oil production can be secured.  Because we do not designate these derivatives as accounting hedges, they do not receive accounting hedge treatment, and all mark-to-market gains or losses, as well as cash receipts or payments on settled derivative instruments, are recognized in our statements of operations.  For the three months ended September 30,

2014 and 2015, our hedges resulted in derivative fair value gains of $309 million and $1.1 billion, respectively. The derivative fair value gains included $57 million and $206 million of gains on settled derivatives for the three months ended September 30, 2014 and 2015, respectively.  Commodity derivative fair value gains or losses will vary based on future commodity prices and have no cash flow impact until the derivative contracts are settled.  Derivative asset or liability positions at the end of any accounting period may reverse to the extent natural gas, NGLs, and oil strip prices increase or decrease from their levels at the end of the accounting period, or as gains or losses are realized through settlement.  We expect continued volatility in commodity prices and the related fair value of our derivative instruments in the future.

Gathering, compression, and water handling revenues.  Gathering, compression, and water handling revenues decreased from $5 million (net of intercompany eliminations of $67 million) for the three months ended September 30, 2014 to $4 million (net of intercompany eliminations of $77 million) for the three months ended September 30, 2015.  These amounts represent the portion of such fees that are charged to outside working interest owners in Company-operated wells, as well as fees charged to other third parties for water provided by the Company or usage of Antero Midstream’s gathering pipelines.

Lease operating expenses.  Lease operating expenses increased from $9 million (net of intercompany eliminations of $8 million) for the three months ended September 30, 2014 to $11 million (net of intercompany eliminations of $4 million) for the three months ended September 30, 2015, an increase of 24%.  The increase is a result of an increase in the number of producing wells.  On a per unit basis, lease operating expenses decreased from $0.09 per Mcfe for the three months ended September 30, 2014 to $0.08 for the three months ended September 30, 2015 as production from new wells caused overall production to increase at a faster rate than our lease operating costs.  Lease operating expenses are expected to slowly increase on a per unit basis as older properties mature and production declines on a per well basis.

Gathering, compression, processing, and transportation expense.  Gathering, compression, processing, and transportation expense increased from $129 million (net of intercompany eliminations of $24 million) for the three months ended September 30, 2014 to $160 million (net of intercompany eliminations of $56 million) for the three months ended September 30, 2015.  The increase in these expenses is a result of the increase in production, firm transportation commitments, and third-party gathering, compression, and processing expenses.  On a per Mcfe basis, total gathering, compression, processing and transportation expenses decreased from $1.29 per Mcfe for the three months ended September 30, 2014 to $1.16 for the three months ended September 30, 2015 primarily as a result of decreases in fuel costs as compared to the prior year period.

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

Production and ad valorem tax expense.  Total production and ad valorem taxes decreased from $22 million for the three months ended September 30, 2014 to $11 million for the three months ended September 30, 2015, primarily as a result of a decrease in the estimate of ad valorem taxes payable by Antero Midstream, partially offset by increased production.  Production and ad valorem taxes as a percentage of natural gas, NGLs, and oil revenues before the effects of hedging decreased from 5.0% for the three months ended September 30, 2014 to 3.3% for the three months ended September 30, 2015,  primarily due to the decrease in the estimate of ad valorem taxes payable by Antero Midstream.  Legislative proposals in the State of Ohio to increase severance taxes on production from horizontally drilled wells could increase our future production tax rates in Ohio if such legislation is enacted.

Exploration expense.  Exploration expense of $7 million for the three months ended September 30, 2014 decreased to $1 million for the three months ended September 30, 2015 primarily because of an overall decrease in lease acquisition efforts, resulting in a decrease in unsuccessful lease acquisitions.

Impairment of unproved properties.  Impairment of unproved properties increased from $5 million for the three months ended September 30, 2014 to $9 million for the three months ended September 30, 2015.  We charge impairment expense for expired or soon-to-be expired leases when we determine they are impaired based on factors such as remaining lease terms, reservoir performance, commodity price outlooks, or future plans to develop the acreage, and recognize impairment costs accordingly.

Depletion, depreciation, and amortization.  Depletion, depreciation, and amortization (“DD&A”) increased from $125 million for the three months ended September 30, 2014 to $189 million for the three months ended September 30, 2015, primarily because of increased production.  DD&A per Mcfe increased by 9%, from $1.26 per Mcfe during the three months ended September 30, 2014 to $1.37 per Mcfe during the three months ended September 30, 2015, primarily due to proved developed reserves increasing at a slower rate than the corresponding cost additions from wells completed during the three months ended September 30, 2015.

We evaluate the carrying amount of our proved natural gas, NGLs, and oil properties for impairment on a field-by-field basis whenever events or changes in circumstances (such as the decline in commodity prices during 2015) indicate that a property’s carrying amount may not be recoverable.  If the carrying amount exceeds the estimated undiscounted future cash flows (measured using strip prices at the end of the quarter), we would record an impairment charge equal to the amount by which the carrying amount of the oil and gas properties exceeded the estimated fair value of the properties.  No impairment expenses were recorded for the three months ended September 30, 2014 and 2015 for proved properties.

General and administrative and equity-based compensation expense.  General and administrative expense (before equity-based compensation expense) increased from $29 million for the three months ended September 30, 2014 to $36 million for the three months ended September 30, 2015, primarily as a result of increased staffing levels and related salary and benefits expenses, as well as increases in legal and other general corporate expenses, all of which are due to our increase in development activities and production levels.  On a per unit basis, general and administrative expense before equity-based compensation decreased by 10%, from $0.29 per Mcfe during the three months ended September 30, 2014 to $0.26 per Mcfe during the three months ended September 30, 2015, primarily due to a 39% increase in production.  We had 384 employees as of September 30, 2014 and 482 employees as of September 30, 2015.

Noncash equity-based compensation expense remained constant at $24 million for the three months ended September 30, 2014 and 2015 as a result of a $8 million decrease in amortization of expense related to the vesting of profits interests, offset by a $8 million increase in equity-based compensation primarily related to restricted stock unit, stock option, and Antero Midstream phantom unit awards.  See note 6 to the condensed consolidated financial statements included elsewhere in this report for more information on the vested profits interest charges.

Interest expense.  Interest expense increased from $42 million for the three months ended September 30, 2014 to $61 million for the three months ended September 30, 2015, primarily due to increased indebtedness.  Interest expense includes approximately $2.4 million and $2.6 million of non-cash amortization of deferred financing costs for the three months ended September 30, 2014 and 2015, respectively.

Income tax expense. Income tax expense increased from $135 million for the three months ended September 30, 2014 to $335 million for the three months ended September 30, 2015 because of the increase in our pre-tax income compared to the prior year period.  Equity-based compensation expense of $16 million and $8 million for the three months ended September 30, 2014 and 2015, respectively, related to the vested profits interests charges is not deductible for federal or state income taxes and, along with the effect of state taxes, largely accounts for the difference between the federal tax rate of 35% and the rate at which income tax expense was recognized for the three months ended September 30, 2015.

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

The calculation of our tax liabilities involves uncertainties in the application of complex tax laws and regulations.  We give financial statement recognition to those tax positions that we believe are more-likely-than-not to be sustained upon examination by the Internal Revenue Service or state revenue authorities.  The financial statements include unrecognized benefits at September 30, 2015 of $11 million that, if recognized, would result in a reduction of current income taxes payable and an increase in noncurrent deferred tax liabilities.  As of September 30, 2015, we have accrued approximately $1.6 million of interest on unrecognized tax benefits.

Adjusted EBITDAX.  Adjusted EBITDAX decreased from $292 million for the three months ended September 30, 2014 to $291 million for the three months ended September 30, 2015, primarily due to a 39% increase in production, which was offset by a 22% decrease in the average per Mcfe price received after the impact of settled derivatives, net of the related increases in cash operating and general and administrative expenses.  See “—Non-GAAP Financial Measure” for a definition of Adjusted EBITDAX (a non-GAAP measure) and a reconciliation of Adjusted EBITDAX to net income from continuing operations.

Discussion of Segment Results for the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2015

Gathering and Compression.    Revenue for the gathering and compression segment increased from $26.3 million for the three months ended September 30, 2014 to $59.3 million for the three months ended September 30, 2015, an increase of $33.0 million, or 125%.  Gathering revenues increased by $27.5 million from the prior year period and compression revenues increased by $5.5 million as additional wells on production increased throughput volumes.  Total operating expenses related to gathering and compression increased from $19.3 million for the three months ended September 30, 2014 to $23.4 million for the three months ended September 30, 2015 as a result of the increased throughput volumes, as well as increases in depreciation expense due to a larger base of gathering and compression assets.

Water Handling.  Revenue for the water handling segment decreased from $45.3 million for the three months ended September 30, 2014 to $22.4 million for the three months ended September 30, 2015, a decrease of $22.9 million, or 50%.  The decrease was due to decreased use of the water systems in our hydraulic fracturing activities as a result of the deferral of some well completions until the latter part of 2015 and into 2016.  The volume of water delivered through the system decreased from 12.9 MMBbls for the three months ended September 30, 2014 to 6.2 MMBbls for the three months ended September 30, 2015.  Operating expenses for the water handling segment decreased from $15.6 million for the three months ended September 30, 2014 to $13.8 million for the three months ended September 30, 2015 as a result of the decreased use of the fresh water distribution systems.

Marketing.    We purchase and sell third-party natural gas and NGLs and market our excess firm transportation capacity, or engage third parties to conduct these activities on our behalf, in order to optimize the revenues from these transportation agreements.  Marketing revenues of $18 million and $36 million and expenses of $32 million and $62 million for the three months ended September 30, 2014 and 2015, respectively, relate to these activities.  Net losses on our marketing activities were $14 million and $26 million for the three months ended September 30, 2014 and 2015, respectively.  Marketing costs include firm transportation costs related to current excess capacity as well as the cost of third-party purchased gas and NGLs.  This includes firm transportation costs of $18 million and $30 million for the three months ended September 30, 2014 and 2015, respectively, related to unutilized excess capacity which increased due to new firm transportation agreements.  We enter into long-term firm transportation agreements for a significant part of our current and expected future production in order to secure guaranteed capacity to favorable markets.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2015

The operating results and assets of the Company’s reportable segments were as follows for the nine months ended September 30, 2014 and 2015:

	Exploration and production	Gathering and compression	Water handling	Marketing	Elimination of intersegment transactions	Consolidated total
Nine months ended September 30, 2014:
Sales and revenues:
Third-party	$1,207,023	4,831	7,133	23,048	—	1,242,035
Intersegment	—	50,147	103,445	—	(153,592)	—
Total	$1,207,023	54,978	110,578	23,048	(153,592)	1,242,035

Operating expenses:
Lease operating	$18,570	—	22,495	—	(22,495)	18,570
Gathering, compression, processing, and transportation	359,364	6,661	—	—	(50,147)	315,878
Depletion, depreciation, and amortization	285,245	24,991	10,748	—	—	320,984
General and administrative expense (before equity-based compensation)	62,651	9,710	4,085	—	—	76,446
Equity-based compensation expense	78,504	5,365	2,027	—	—	85,896
Other operating expenses	90,749	—	3,376	58,119	—	152,244
Total	895,083	46,727	42,731	58,119	(72,642)	970,018
Operating income (loss)	$311,940	8,251	67,847	(35,071)	(80,950)	272,017

	Exploration and production	Gathering and compression	Water handling	Marketing	Elimination of intersegment transactions	Consolidated total
Nine months ended September 30, 2015:
Sales and revenues:
Third-party	$2,891,410	8,433	6,651	143,242	—	3,049,736
Intersegment	1,025	159,661	80,886	—	(241,572)	—
Total	$2,892,435	168,094	87,537	143,242	(241,572)	3,049,736

Operating expenses:
Lease operating	$24,981	—	16,576	—	(15,996)	25,561
Gathering, compression, processing, and transportation	630,708	19,792	—	—	(159,867)	490,633
Depletion, depreciation, and amortization	483,991	45,255	18,767	—	—	548,013
General and administrative expense (before equity-based compensation)	79,204	16,467	3,793	—	(819)	98,645
Equity-based compensation expense	61,617	14,218	3,445	—	—	79,280
Other operating expenses	113,881	25	2,437	214,201	—	330,544
Total	1,394,382	95,757	45,018	214,201	(176,682)	1,572,676
Operating income (loss)	$1,498,053	72,337	42,519	(70,959)	(64,890)	1,477,060

The following tables set forth selected operating data for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2015:

	Nine Months Ended September 30,		Amount of Increase	Percent
(in thousands)	2014	2015	(Decrease)	Change
Operating revenues:
Natural gas sales	$936,877	$810,982	$(125,895)	(13)%
NGLs sales	244,807	188,403	(56,404)	(23)%
Oil sales	89,059	55,627	(33,432)	(38)%
Gathering, compression, and water handling	11,964	15,084	3,120	26%
Marketing	23,048	143,242	120,194	521%
Commodity derivative fair value gains (losses)	(63,720)	1,836,398	1,900,118	*
Total operating revenues	1,242,035	3,049,736	1,807,701	146%
Operating expenses:
Lease operating	18,570	25,561	6,991	38%
Gathering, compression, processing, and transportation	315,878	490,633	174,755	55%
Production and ad valorem taxes	64,123	57,458	(6,665)	(10)%
Marketing	58,119	214,201	156,082	269%
Exploration	21,176	3,086	(18,090)	(85)%
Impairment of unproved properties	7,895	43,670	35,775	453%
Depletion, depreciation, and amortization	320,984	548,013	227,029	71%
Accretion of asset retirement obligations	931	1,227	296	32%
General and administrative (before equity-based compensation)	76,446	98,645	22,199	29%
Equity-based compensation	85,896	79,280	(6,616)	(8)%
Contract termination and rig stacking	—	10,902	10,902	*
Total operating expenses	970,018	1,572,676	602,658	62%
Operating income	272,017	1,477,060	1,205,043	443%

Other Expenses:
Interest expense	(111,057)	(173,929)	(62,872)	57%
Loss on early extinguishment of debt	(20,386)	—	20,386	*
Total other expenses	(131,443)	(173,929)	(42,486)	32%
Income from continuing operations before income taxes and discontinued operations	140,574	1,303,131	1,162,557	827%
Income tax expense	(75,919)	(498,709)	(422,790)	557%
Income from continuing operations	64,655	804,422	739,767	1,144%
Income from discontinued operations	2,210	—	(2,210)	*
Net income and comprehensive income including noncontrolling interest	66,865	804,422	737,557	1,103%
Net income and comprehensive income attributable to noncontrolling interest	—	21,522	21,522	*
Net income and comprehensive income attributable to Antero Resources Corporation	$66,865	$782,900	$716,035	1,071%

Adjusted EBITDAX (1)	$831,690	$913,610	$81,920	10%

(1)	See “—Non-GAAP Financial Measure” for a definition of Adjusted EBITDAX (a non-GAAP measure) and a reconciliation of Adjusted EBITDAX to net income.

*Not meaningful or applicable

	Nine Months Ended September 30,		Amount of Increase	Percent
	2014	2015	(Decrease)	Change
Production data:
Natural gas (Bcf)	217	332	115	53%
NGLs (MBbl)	4,602	11,042	6,440	140%
Oil (MBbl)	1,010	1,549	539	53%
Combined (Bcfe)	251	407	156	62%
Daily combined production (MMcfe/d)	920	1,492	572	62%
Average prices before effects of derivative settlements(2):
Natural gas (per Mcf)	$4.31	$2.45	$(1.86)	(43)%
NGLs (per Bbl)	$53.20	$17.06	$(36.14)	(68)%
Oil (per Bbl)	$88.15	$35.91	$(52.24)	(59)%
Combined (per Mcfe)	$5.06	$2.59	$(2.47)	(49)%
Average realized prices after effects of derivative settlements(2):
Natural gas (per Mcf)	$4.58	$4.07	$(0.51)	(11)%
NGLs (per Bbl)	$53.20	$20.34	$(32.86)	(62)%
Oil (per Bbl)	$86.57	$42.90	$(43.67)	(50)%
Combined (per Mcfe)	$5.29	$4.03	$(1.26)	(24)%
Average Costs (per Mcfe):
Lease operating	$0.07	$0.06	$(0.01)	(14)%
Gathering, compression, processing, and transportation	$1.26	$1.20	$(0.06)	(5)%
Production and ad valorem taxes	$0.26	$0.14	$(0.12)	(46)%
Marketing, net	$0.14	$0.17	$0.03	21%
Depletion, depreciation, amortization, and accretion	$1.28	$1.35	$0.07	5%
General and administrative (before equity-based compensation)	$0.30	$0.24	$(0.06)	(20)%

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

Discussion of Consolidated Results for the Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2015

Our gathering and compression, water handling, and marketing segments primarily support our exploration and production segment.  The following discussion of our results consolidates those segments with our exploration and production segment.

Natural gas, NGLs, and oil sales.  Revenues from production of natural gas, NGLs, and oil decreased from $1.3 billion for the nine months ended September 30, 2014 to $1.1 billion for the nine months ended September 30, 2015, a decrease of $216 million, or 17%.  Our production increased by 62% over that same period, from 251 Bcfe, or 920 MMcfe per day, for the nine months ended September 30, 2014 to 407 Bcfe, or 1,492 MMcfe per day, for the nine months ended September 30, 2015.  Net equivalent prices before the effects of settled derivative gains decreased from $5.06 per Mcfe for the nine months ended September 30, 2014 to $2.59 for the nine months ended September 30, 2015, a decrease of 49%.  Prices for natural gas, NGLs, and oil all declined from 2014 levels.  Net equivalent prices after the effects of gains on settled derivatives decreased from $5.29 for the nine months ended September 30, 2014 to $4.03 for the nine months ended September 30, 2015.

Increased production volumes accounted for an approximate $790 million increase in year-over year product revenues (calculated as the change in year-to-year volumes times the prior year average price), and decreases in our equivalent prices accounted for an approximate $1.0 billion decrease in year-over-year revenues (calculated as the change in year-to-year average price times current year production volumes).  Production increases resulted from an increase in the number of producing wells as a result of our active drilling program.  Based on our current drilling and completion plans for the remainder of 2015, the increasing size of our production base, and the current commodity price environment, we expect the rate of growth in our production to decline from the rate of growth realized in 2014.

Commodity derivative fair value gains (losses).  To achieve more predictable cash flows, and to reduce our exposure to downward price fluctuations, we enter into derivative contracts using fixed for variable swap contracts when management believes that favorable future sales prices for our natural gas, NGLs, and oil production can be secured.  Because we do not designate these derivatives as accounting hedges, they do not receive accounting hedge treatment, and all mark-to-market gains or losses, as well as cash receipts or payments on settled derivative instruments, are recognized in our statements of operations.  For the nine months ended September 30,

2014 and 2015, our hedges resulted in derivative fair value gains (losses) of $(64) million and $1.8 billion, respectively. The derivative fair value gains and losses included $57 million and $587 million of gains on settled derivatives for the nine months ended September 30, 2014 and 2015, respectively.  Commodity derivative fair value gains or losses will vary based on future commodity prices and have no cash flow impact until the derivative contracts are settled.  Derivative asset or liability positions at the end of any accounting period may reverse to the extent natural gas, NGLs, and oil strip prices increase or decrease from their levels at the end of the accounting period, or as gains or losses are realized through settlement.  We expect continued volatility in commodity prices and the related fair value of our derivative instruments in the future.

Gathering, compression, and water handling revenues.  Gathering, compression, and water handling revenues increased from $12 million (net of intercompany eliminations of $154 million) for the nine months ended September 30, 2014 to $15 million (net of intercompany eliminations of $241 million) for the nine months ended September 30, 2015 primarily due to increased throughput from production.  These amounts represent the portion of such fees that are charged to outside working interest owners in Company-operated wells, as well as fees charged to other third parties for water provided by the Company or usage of Antero Midstream’s gathering pipelines.

Lease operating expenses.  Lease operating expenses increased from $19 million (net of intercompany eliminations of $22 million) for the nine months ended September 30, 2014 to $26 million (net of intercompany eliminations of $16 million) for the nine months ended September 30, 2015, an increase of 38%.  The increase is a result of an increase in the number of producing wells.  On a per unit basis, lease operating expenses decreased from $0.07 per Mcfe for the nine months ended September 30, 2014 to $0.06 for the nine months ended September 30, 2015 as production from new wells caused overall production to increase at a faster rate than our lease operating costs.  Lease operating expenses are expected to slowly increase on a per unit basis as older properties mature and production declines on a per well basis.

Gathering, compression, processing, and transportation expense.  Gathering, compression, processing, and transportation expense increased from $316 million (net of intercompany eliminations of $50 million) for the nine months ended September 30, 2014 to $491 million (net of intercompany eliminations of $160 million) for the nine months ended September 30, 2015.  The increase in these expenses is a result of the increase in production, firm transportation commitments, and third-party gathering, compression, and processing expenses.  On a per Mcfe basis, total gathering, compression, processing and transportation expenses decreased from $1.26 per Mcfe for the nine months ended September 30, 2014 to $1.20 for the nine months ended September 30, 2015.

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

Production and ad valorem tax expense.  Total production and ad valorem taxes decreased from $64 million for the nine months ended September 30, 2014 to $57 million for the nine months ended September 30, 2015, primarily as a result of a decrease in the estimate of ad valorem taxes payable by Antero Midstream, partially offset by increased production.  Production and ad valorem taxes as a percentage of natural gas, NGLs, and oil revenues before the effects of hedging increased from 5.0% for the nine months ended September 30, 2014 to 5.4% for the nine months ended September 30, 2015 as a result of certain volumetric production taxes in West Virginia that increased in conjunction with our 62% increase in production in 2015 as compared to the prior year period.  Legislative proposals in the State of Ohio to increase severance taxes on production from horizontally drilled wells could increase our future production tax rates in Ohio if such legislation is enacted.

Exploration expense.  Exploration expense of $21 million for the nine months ended September 30, 2014 decreased to $3 million for the nine months ended September 30, 2015 primarily because of an overall decrease in lease acquisition efforts, resulting in a decrease in unsuccessful lease acquisitions.

Impairment of unproved properties.  Impairment of unproved properties increased from $8 million for the nine months ended September 30, 2014 to $44 million for the nine months ended September 30, 2015, primarily due to the impairment of a group of leases that we decided not to retain and develop.  We charge impairment expense for expired or soon-to-be expired leases when we determine they are impaired based on factors such as remaining lease terms, reservoir performance, commodity price outlooks, or future plans to develop the acreage, and recognize impairment costs accordingly.

DD&A.  DD&A increased from $321 million for the nine months ended September 30, 2014 to $548 million for the nine months ended September 30, 2015, primarily because of increased production.  DD&A per Mcfe increased by 5%, from $1.28 per Mcfe during the nine months ended September 30, 2014 to $1.35 per Mcfe during the nine months ended September 30, 2015,  primarily due to proved developed reserves increasing at a slower rate than the corresponding cost additions from wells completed during the nine months ended September 30, 2015.

We evaluate the carrying amount of our proved natural gas, NGLs, and oil properties for impairment on a field-by-field basis whenever events or changes in circumstances (such as the decline in commodity prices during 2015) indicate that a property’s carrying amount may not be recoverable.  If the carrying amount exceeds the estimated undiscounted future cash flows (measured using strip prices at the end of the quarter), we would record an impairment charge equal to the amount by which the carrying amount of the oil and gas properties exceeded the estimated fair value of the properties.  No impairment expenses were recorded for the nine months ended September 30, 2014 and 2015 for proved properties.

General and administrative and equity-based compensation expense.  General and administrative expense (before equity-based compensation expense) increased from $76 million for the nine months ended September 30, 2014 to $99 million for the nine months ended September 30, 2015, primarily as a result of increased staffing levels and related salary and benefits expenses, as well as increases in legal and other general corporate expenses, all of which are due to our increase in development activities and production levels.  On a per unit basis, general and administrative expense before equity-based compensation decreased by 20%, from $0.30 per Mcfe during the nine months ended September 30, 2014 to $0.24 per Mcfe during the nine months ended September 30, 2015, primarily due to a 62% increase in production.  We had 384 employees as of September 30, 2014 and 482 employees as of September 30, 2015.

Noncash equity-based compensation expense decreased from $86 million for the nine months ended September 30, 2014 to $79 million for the nine months ended September 30, 2015 as a result of a $33 million decrease in amortization of expense related to the vesting of profits interests, partially offset by a $26 million increase in equity-based compensation primarily related to restricted stock unit, stock option, and Antero Midstream phantom unit awards.  See note 6 to the condensed consolidated financial statements included elsewhere in this report for more information on the vested profits interest charges.

Contract termination and rig stacking.    Contract termination and rig stacking of $11 million during the nine months ended September 30, 2015 represent fees incurred upon the delay or cancelation of drilling contracts with third-party contractors.  We undertook these actions in order to align our drilling and completion activity level for 2015 with our 2015 capital budget.

Interest expense.  Interest expense increased from $111 million for the nine months ended September 30, 2014 to $174 million for the nine months ended September 30, 2015, primarily due to increased indebtedness.  Interest expense includes approximately $6.1 million and $7.4 million of non-cash amortization of deferred financing costs for the nine months ended September 30, 2014 and 2015, respectively.

Loss on early extinguishment of debt.  On May 23, 2014, we redeemed our outstanding 7.25% senior notes due 2019, resulting in a loss from early redemption of $20 million for the nine months ended September 30, 2014.

Income tax expense. Income tax expense increased from  $76 million for the nine months ended September 30, 2014 to $499 million for the nine months ended September 30, 2015 because of the increase in our pre-tax income compared to the prior year period.  Equity-based compensation expense of $68 million and $35 million for the nine months ended September 30, 2014 and 2015, respectively, related to the vested profits interests charges is not deductible for federal or state income taxes and, along with the effect of state taxes, largely accounts for the difference between the federal tax rate of 35% and the rates at which income tax expense was provided for the nine months ended September 30, 2015.

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

The calculation of our tax liabilities involves uncertainties in the application of complex tax laws and regulations.  We give financial statement recognition to those tax positions that we believe are more-likely-than-not to be sustained upon examination by the Internal Revenue Service or state revenue authorities.  The financial statements include unrecognized benefits at September 30, 2015 of $11 million that, if recognized, would result in a reduction of current income taxes payable and an increase in noncurrent deferred tax liabilities.  As of September 30, 2015, we have accrued approximately $1.6 million of interest on unrecognized tax benefits.

Adjusted EBITDAX.  Adjusted EBITDAX increased from $832 million for the nine months ended September 30, 2014 to $914 million for the nine months ended September 30, 2015,  an increase of 10%.  The increase in Adjusted EBITDAX was primarily due to a  62% increase in production, which was partially offset by a 24% decrease in the average per Mcfe price received after the impact of settled derivatives, net of the related increases in cash operating and general and administrative expenses.  See “—Non-GAAP Financial Measure” for a definition of Adjusted EBITDAX (a non-GAAP measure) and a reconciliation of Adjusted EBITDAX to net income from continuing operations.

Discussion of Segment Results for the Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2015

Gathering and Compression.    Revenue for the gathering and compression segment increased from $55 million for the nine months ended September 30, 2014 to $168 million for the nine months ended September 30, 2015, an increase of $113 million, or 206%.  Gathering revenues increased by $95 million from the prior year period and compression revenues increased by $18 million as additional wells on production increased throughput volumes.  Total operating expenses related to gathering and compression increased from $47 million for the nine months ended September 30, 2014 to $96 million for the nine months ended September 30, 2015 as a result of the increased throughput volumes, as well as increases in depreciation expense due to a larger base of gathering and compression assets.

Water Handling.  Revenue for the water handling segment decreased from $111 million for the nine months ended September 30, 2014 to $88 million for the nine months ended September 30, 2015, a decrease of $23 million, or 21%.  The decrease was due to decreased use of the water systems in our hydraulic fracturing activities as a result of the deferral of some well completions until the latter part of 2015 and into 2016.  The volume of water delivered through the system decreased from 31.2 MMBbls for the nine months ended September 30, 2014 to 24.0 MMBbls for the nine months ended September 30, 2015.  Operating expenses for the water handling segment increased from $43 million for the nine months ended September 30, 2014 to $45 million for the nine months ended September 30, 2015 as a result of an increase in depreciation expense due to a larger base of fresh water distribution assets.

Marketing.    We purchase and sell third-party natural gas and NGLs and market our excess firm transportation capacity, or engage third parties to conduct these activities on our behalf, in order to optimize the revenues from these transportation agreements.  Marketing revenues of $23 million and $143 million and expenses of $58 million and $214 million for the nine months ended September 30, 2014 and 2015, respectively, relate to these activities.  Net losses on our marketing activities were $35 million and $71 million for the nine months ended September 30, 2014 and 2015, respectively.  Marketing costs include firm transportation costs related to current excess capacity as well as the cost of third-party purchased gas and NGLs.  This includes firm transportation costs of $44 million and $74 million for the nine months ended September 30, 2014 and 2015, respectively, related to unutilized excess capacity which increased due to new firm transportation agreements.  We enter into long-term firm transportation agreements for a significant part of our current and expected future production in order to secure guaranteed capacity to favorable markets.

Capital Resources and Liquidity

Historically, our primary sources of liquidity have been through issuances of debt and equity securities, borrowings under our revolving credit facility, asset sales, and net cash provided by operating activities.  During the nine months ended September 30, 2015, we raised capital through the issuance of $750 million of 5.625% senior notes due 2023, an offering of our common stock which resulted in net proceeds of approximately $538 million, and through the private placement of approximately $241 million of common units representing limited partner interests in our subsidiary, Antero Midstream.  The proceeds from the private placement of Antero Midstream common units were transferred to Antero in connection with Antero Midstream’s purchase of the Contributed Assets, and were used to repay amounts outstanding under Antero’s revolving credit facility.  Historically, our primary use of cash has been for the exploration, development, and acquisition of natural gas, NGLs, and oil properties, as well as for the development of gathering, compression, and water handling infrastructure.  Additionally, in August 2015, we commenced development on an advanced wastewater treatment complex in West Virginia.  As we pursue reserve and production growth, we continually monitor what capital resources, including equity and debt financings, are available to meet our future financial obligations, planned capital expenditure activities, and liquidity requirements.  Our future success in growing proved reserves and production will be highly dependent on the capital resources available to us.

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

The following table summarizes our cash flows for the nine months ended September 30, 2014 and 2015:

	Nine Months Ended September 30,
(in thousands)	2014	2015
Net cash provided by operating activities	$798,746	$836,600
Net cash used in investing activities	(2,824,472)	(1,836,864)
Net cash provided by financing activities	2,014,547	781,695
Net increase (decrease) in cash and cash equivalents	$(11,179)	$(218,569)

Cash Flow Provided by Operating Activities

Net cash provided by operating activities was $799 million and $837 million for the nine months ended September 30, 2014 and 2015, respectively.  The increase in cash flows from operations from the nine months ended September 30, 2014 to the nine months ended September 30, 2015 was primarily the result of increases in total realized revenues from production and settled derivatives, net of increases in cash operating costs, interest expense, and changes in working capital levels.

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

Cash Flow Used in Investing Activities

During the nine months ended September 30, 2015, we used cash totaling $1.8 billion in investing activities, including $1.4 billion for drilling and completion costs, $170 million for undeveloped leasehold acquisitions, $79 million for water handling systems, $283 million for gathering and compression systems (through Antero Midstream), and $5 million for other property and equipment.  These expenditures were partially offset by the receipt of $40 million attributable to final purchase price adjustments from the sale of a gathering system in 2012.  During the nine months ended September 30, 2014, we used cash totaling $2.8 billion in investing activities, including $1.7 billion for drilling and completion costs, $518 million for undeveloped leasehold acquisitions, $156 million for water handling systems, $407 million for gathering and compression systems and $13 million for other property and equipment.

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

Cash Flow Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2015 of $782 million consisted of the issuance of $750 million of our 5.625% Senior Notes due 2023, net proceeds of $538 million from the issuance of common stock, net proceeds of $241 million from the issuance of common units representing limited partner interests in our subsidiary, Antero Midstream, partially offset by net repayments on our revolving credit facilities of $705 million and other items totaling $42 million.  Net cash provided by financing activities of $2.0 billion for the nine months ended September 30, 2014 consisted of net additional borrowings on our revolving credit facility of $1.2 billion and the issuance of $1.1 billion of our 5.125% Senior Notes due 2022, net of $305 million for retirements of senior notes and payments for early redemption premiums and deferred financing costs.

Debt Agreements and Contractual Obligations

Senior Secured Revolving Credit Facility.  We have a senior secured revolving bank credit facility (the “Credit Facility”) with a consortium of bank lenders.  Borrowings under the Credit Facility are subject to borrowing base limitations based on the collateral value of our proved properties and commodity hedge positions and are subject to regular semiannual redeterminations.  At September 30, 2015, the borrowing base was $4.0 billion and lender commitments were $4.0 billion.  Effective October 26, 2015, the borrowing base was increased to $4.5 billion and lender commitments remain at $4.0 billion.  The next redetermination of the borrowing base is scheduled to occur in April 2016.  At September 30, 2015, we had $500 million of borrowings and $535 million of letters of credit outstanding under the Credit Facility, with a weighted average interest rate of 2.02%.  At December 31, 2014, we had $1.73 billion of borrowings and $387 million of letters of credit outstanding under the Credit Facility, with a weighted average interest rate of 2.06%.  The Credit Facility matures on May 5, 2019.

Principal amounts borrowed on the Credit Facility are payable on the maturity dates with such borrowings bearing interest that is payable quarterly or, in the case of Eurodollar Rate Loans, at the end of the applicable interest period if shorter than three months.  We have a choice of borrowing in Eurodollars or at the base rate.  Eurodollar loans bear interest at a rate per annum equal to the LIBOR Rate administered by the ICE Benchmark Administration for one, two, three, six or twelve months plus an applicable margin ranging from 150 to 250 basis points, depending on the percentage of our borrowing base utilized. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points, and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 50 to 150 basis points, depending on the percentage of our borrowing base utilized.  The amounts outstanding under the Credit Facility are secured by a first priority lien on substantially all of our natural gas, NGLs, and oil properties and associated assets and are cross‑guaranteed by each borrower entity along with each of their current and future wholly-owned subsidiaries.  For information concerning the effect of changes in interest rates on interest payments under these facilities, see “Item 7A. Quantitative and Qualitative Disclosure About Market Risk.”

The Credit Facility contains restrictive covenants that may limit our ability to, among other things:

•	incur additional indebtedness;
•	sell assets;
•	make loans to others;
•	make investments;
•	enter into mergers;
•	pay dividends;
•	hedge future production;
•	incur liens; and
•	engage in certain other transactions without the prior consent of the lenders.

The Credit Facility also requires us to maintain the following two financial ratios:

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

We were in compliance with such covenants and ratios as of December 31, 2014 and September 30, 2015.  The actual borrowing capacity available to us may be limited by these current ratio and minimum interest coverage ratio covenants.  At September 30, 2015, our current ratio was 4.83 to 1.0 (based on the $4.0 billion borrowing base in effect as of September 30, 2015) and our interest coverage ratio was 5.40 to 1.0.

Midstream Credit Facility.  On November 10, 2014, in connection with the closing of its IPO, Antero Midstream entered into a new revolving credit facility (the “Midstream Facility”) among Antero Midstream, certain lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent, letter of credit issuer, and swing line lender.  The Midstream Facility provides for lender commitments of $1.5 billion and for a letter of credit sublimit of $150 million.  There were no borrowings or letters of credit outstanding under the Midstream Facility at December 31, 2014.  As of September 30, 2015, Antero Midstream had a total outstanding balance under the Midstream Facility of $525 million, with a weighted average interest rate of 1.7%.  The Midstream Facility will mature on November 10, 2019.

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

The Midstream Facility is secured by mortgages on substantially all of Antero Midstream’s and its restricted subsidiaries’ properties – primarily assets used in the provision of gathering and compression services and water handling services to the Company and third parties – and guarantees from its restricted subsidiaries.  The Midstream Facility is not guaranteed by Antero.  Interest is payable at a variable rate based on LIBOR or the prime rate based on Antero Midstream’s election at the time of borrowing.  The Midstream Facility contains restrictive covenants that may limit Antero Midstream’s ability to, among other things:

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

Antero Midstream was in compliance with such covenants and ratios as of December 31, 2014 and September 30, 2015.

Senior Notes. We have $525 million of 6.00% senior notes outstanding, which are due December 1, 2020. The 2020 notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility.

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

We also have $1.0 billion of 5.375% senior notes outstanding, which are due November 1, 2021.  The 2021 notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility.  The 2021 notes rank parri passu to our other outstanding senior notes.  The 2021 notes are guaranteed by our wholly-owned subsidiaries and certain of our future restricted subsidiaries.  Interest on the 2021 notes is payable on May 1 and November 1 of each year.  We may redeem all or part of the 2021 notes at any time on or after November 1, 2016 at redemption prices ranging from 104.031% on or after November 1, 2016 to 100.00% on or after November 1, 2019.  In addition, on or before November 1, 2016, we may redeem up to 35% of the aggregate principal amount of the 2021 notes with the net cash proceeds of certain equity offerings, if certain conditions are met, at a redemption price of 105.375%.  At any time prior to November 1, 2016, we may also redeem the 2021 notes, in whole or in part, at a price equal to 100% of the principal amount of the 2021 notes plus a “make-whole” premium and accrued interest.  If we undergo a change of control, we may be required to offer to purchase the 2021 notes from the holders at a price equal to 101% of the principal amount of the 2021 notes, plus accrued interest.

We also have $1.1 billion of 5.125% senior notes outstanding, which are due December 1, 2022.  The 2022 notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2022 notes rank parri passu to our other outstanding senior notes.  The 2022 notes are guaranteed by our wholly-owned subsidiaries and certain of our future restricted subsidiaries.  Interest on the 2022 notes is payable on June 1 and December 1 of each year.  We may redeem all or part of the 2022 notes at any time on or after June 1, 2017 at redemption prices ranging from 103.844% on or after June 1, 2017 to 100.00% on or after June 1, 2020.  In addition, on or before June 1, 2017, we may redeem up to 35% of the aggregate principal amount of the 2022 notes with the net cash proceeds of certain equity offerings, if certain conditions are met, at a redemption price of 105.125%.  At any time prior to June 1, 2017, we may also redeem the 2022 notes, in whole or in part, at a price equal to 100% of the principal amount of the 2022 notes plus a “make-whole” premium and accrued interest.  If we undergo a change of control prior to December 1, 2015, we may redeem all, but not less than all, of the 2022 notes at a redemption price equal to 110% of the principal amount of the 2022 notes.  If we undergo a change of control, the holders of the 2022 notes will have the right to require us to repurchase all or a portion of the notes at a price equal to 101% of the principal amount of the 2022 notes, plus accrued interest.

We also have $750 million of 5.625% senior notes outstanding, which are due June 1, 2023.  The 2023 notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2023 notes rank parri passu to our other outstanding senior notes.  The 2023 notes are guaranteed by our wholly-owned subsidiaries and certain of our future restricted subsidiaries.  Interest on the 2023 notes is payable on June 1 and December 1 of each year.  We may redeem all or part of the 2023 notes at any time on or after June 1, 2018 at redemption prices ranging from 104.219% on or after June 1, 2018 to 100.00% on or after June 1, 2021.  In addition, on or before June 1, 2018, we may redeem up to 35% of the aggregate principal amount of the 2023 notes with the net cash proceeds of certain equity offerings, if certain conditions are met, at a redemption price of 105.625%.  At any time prior to June 1, 2018, we may also redeem the 2023 notes, in whole or in part, at a price equal to 100% of the principal amount of the 2023 notes plus a “make-whole” premium and accrued interest.  If we undergo a change of control prior to June 1, 2016, we may redeem all, but not less than all, of the 2023 notes at a redemption price equal to 110% of the principal amount of the 2023 notes.  If we undergo a change of control, the holders of the 2023 notes will have the right to require us to repurchase all or a portion of the notes at a price equal to 101% of the principal amount of the 2023 notes, plus accrued interest.

We used the proceeds from the issuances of the senior notes to repay borrowings outstanding under the Credit Facility, redeem previously issued senior notes, and for development of our oil and natural gas properties.

The senior notes indentures each contain restrictive covenants and restrict our ability to incur additional debt unless a pro forma minimum interest coverage ratio requirement of 2.25:1 is maintained.  We were in compliance with such covenants as of December 31, 2014 and September 30, 2015.

Treasury Management Facility.  We have a stand-alone revolving note with a lender under the Credit Facility which provides for up to $25 million of cash management obligations in order to facilitate our daily treasury management.  Borrowings under the revolving note are secured by the collateral for the Credit Facility.  Borrowings under the facility bear interest at the lender’s prime rate plus 1.0%.  The note matures on May 1, 2016.  At December 31, 2014 and September 30, 2015, there were no outstanding borrowings under this facility.

Contractual Obligations. A summary of our contractual obligations as of September 30, 2015 is provided in the following table.

	Year Ended September 30,
(in millions)	2016	2017	2018	2019	2020	Thereafter	Total
Credit Facility(1)	$—	—	—	500	—	—	500
Antero Midstream Partners LP Facility(2)	—	—	—	—	525	—	525
Senior notes—principal(3)	—	—	—	—	—	3,375	3,375
Senior notes—interest(3)	184	184	184	184	184	337	1,257
Drilling rig and frac service commitments(4)	181	139	6	—	—	—	326
Firm transportation (5)	499	795	844	1,039	1,079	11,044	15,300
Processing, gathering, and compression services (6)	331	361	250	198	186	907	2,233
Office and equipment leases	10	9	8	5	3	8	43
Asset retirement obligations(7)	—	—	—	—	—	20	20
Total	$1,205	1,488	1,292	1,926	1,977	15,691	23,579

(1)

Includes outstanding principal amounts at September 30, 2015.  This table does not include future commitment fees, interest expense or other fees on our Credit Facility because they are floating rate instruments and we cannot determine with accuracy the timing of future loan advances, repayments, or future interest rates to be charged.

(2)

Includes outstanding principal amounts at September 30, 2015.  This table does not include future commitment fees, interest expense or other fees on the Midstream Facility because they are floating rate instruments and we cannot determine with accuracy the timing of future loan advances, repayments, or future interest rates to be charged.

(3)	Includes the 6.00% notes due 2020, the 5.375% notes due 2021, the 5.125% notes due 2022, and the 5.625% notes due 2023.

(4)

Includes contracts for the services of drilling rigs and hydraulic fracturing fleets, which expire at various dates from March 2016 through July 2018.  The values in the table represent the gross amounts that we are committed to pay; however, we will record in our financial statements our proportionate share of costs based on our working interest.

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

(6)

Contractual commitments for processing, gathering and compression services agreements represent minimum commitments under long-term agreements.  The values in the table represent the gross amounts that we are committed to pay; however, we will record in our financial statements our proportionate share of costs based on our working interest.

(7)

Represents the present value of our estimated asset retirement obligations.  Neither the ultimate settlement amounts nor the timing of our asset retirement obligations can be precisely determined in advance; however, we believe it is likely that a very small amount of these obligations will be settled within the next five years.

Non-GAAP Financial Measure

“Adjusted EBITDAX” is a non-GAAP financial measure that we define as net income, including noncontrolling interests, before interest expense, interest income, derivative fair value gains or losses (excluding net cash receipts or payments on derivative instruments included in derivative fair value gains or losses), taxes, impairments, depletion, depreciation, amortization, and accretion, exploration expense, franchise taxes, equity-based compensation, loss on early extinguishment of debt, contract termination and rig stacking costs, and gain or loss on sale of assets.  “Adjusted EBITDAX,” as used and defined by us, may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with GAAP.

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

There are significant limitations to using Adjusted EBITDAX as a measure of performance, including the inability to analyze the effects of certain recurring and non-recurring items that materially affect our net income or loss, the lack of comparability of results of operations of different companies, and the different methods of calculating Adjusted EBITDAX reported by different companies.  The following table represents a reconciliation of our net income from continuing operations, including noncontrolling interests, to Adjusted EBITDAX from continuing operations, a reconciliation of our net income from discontinued operations to Adjusted EBITDAX from discontinued operations, and a reconciliation of our total Adjusted EBITDAX to net cash provided by operating activities per our consolidated statements of cash flows, in each case, for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2014	2015	2014	2015

Net income from continuing operations including noncontrolling interest	$203,909	544,734	64,655	804,422
Commodity derivative fair value (gains) losses(1)	(308,975)	(1,079,071)	63,720	(1,836,398)
Gains on settled derivative instruments(1)	57,451	205,919	57,333	586,639
Interest expense	42,455	60,921	111,057	173,929
Loss on early extinguishment of debt	—	—	20,386	—
Income tax expense	135,035	335,460	75,919	498,709
Depreciation, depletion, amortization, and accretion	124,944	189,086	321,915	549,240
Impairment of unproved properties	4,542	8,754	7,895	43,670
Exploration expense	7,476	1,087	21,176	3,086
Equity-based compensation expense	24,285	23,915	85,896	79,280
State franchise taxes	450	2	1,738	131
Contract termination and rig stacking	—	—	—	10,902
Consolidated Adjusted EBITDAX	291,572	290,807	831,690	913,610
Net income from discontinued operations	—	—	2,210	—
Gain on sale of assets	—	—	(3,564)	—
Income tax expense	—	—	1,354	—
Adjusted EBITDAX from discontinued operations	—	—	—	—
Total adjusted EBITDAX	291,572	290,807	831,690	913,610
Interest expense	(42,455)	(60,921)	(111,057)	(173,929)
Exploration expense	(7,476)	(1,087)	(21,176)	(3,086)
Changes in current assets and liabilities	55,621	9,078	96,153	98,909
State franchise taxes	(450)	(2)	(1,738)	(131)
Other noncash items	3,905	8,130	4,874	1,227
Net cash provided by operating activities	$300,717	246,005	798,746	836,600

(1)

The adjustments for the derivative fair value (gains) losses and net cash received on settled commodity derivative instruments have the effect of adjusting net income from operations for changes in the fair value of unsettled derivative instruments, which are recognized at the end of each accounting period.  As a result, commodity derivate gains and losses are reflected on a cash basis in the calculation of Adjusted EBITDAX for derivatives which settled during the period.

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

We evaluate the carrying amount of our proved natural gas, NGLs, and oil properties for impairment on a field-by-field basis whenever events or changes in circumstances indicate that a property’s carrying amount may not be recoverable.  If the carrying amount exceeds the estimated undiscounted future cash flows (measured using strip prices at the end of the quarter), we would estimate the fair value of our properties and record an impairment charge for any excess of the carrying amount of the properties over the estimated fair value of the properties.  Given the rapid decline in the market prices of natural gas, NGLs, and oil that occurred during the fourth quarter of 2014 and sustained depressed market prices during 2015, at the end of each quarter during 2015 we have compared estimated undiscounted future cash flows using strip pricing for our Utica and Marcellus Basin properties to the carrying value of those properties.  Because estimated undiscounted future cash flows have exceeded the carrying value at the end of each quarter, it has not been necessary for us to further determine the fair value of the properties under generally accepted accounting principles for successful efforts accounting.  As a result, we have not recorded any impairment expenses associated with our Utica and Marcellus Basin properties in 2015.  Based on current future commodity prices, we currently do not anticipate having to record any impairment charge for our proved properties in the near future. We are unable, however, to predict commodity prices with any greater precision than the futures market.

We also expect that the decrease in commodity prices has caused the pre-tax PV-10 of the estimated cash flows from our reserves, based upon average yearly prices computed using SEC rules, to decrease substantially as compared to amounts reflected as of December 31, 2014.  We do not believe that the current commodity pricing environment will have a material effect on our proved reserve quantities at December 31, 2015 compared to our proved reserve quantities at December 31, 2014.

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

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any off-balance sheet arrangements other than operating leases and contractual commitments for drilling rigs, hydraulic fracturing services, firm transportation, gas processing, and gathering and compression services.  See “—Debt Agreements and Contractual Obligations—Contractual Obligations” for commitments under operating leases, drilling rig and hydraulic fracturing service agreements, firm transportation, gas processing, and gathering and compression service agreements.

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

Our financial hedging activities are intended to support natural gas, NGLs, and oil prices at targeted levels and to manage our exposure to natural gas, NGLs, and oil price fluctuations.  The counterparty is required to make a payment to us for the difference between the fixed price and the settlement price if the settlement price is below the fixed price.  We are required to make a payment to the counterparty for the difference between the fixed price and the settlement price if the fixed price is below the settlement price.  These contracts may include financial commodity price swaps whereby we receive a fixed price for our production and pay a variable market price to the contract counterparty, cashless price collars that set a floor and ceiling price for the hedged production, or basis differential swaps.  If the applicable monthly price indices are outside of the ranges set by the floor and ceiling prices in the various collars, we and the counterparty to the collars would be required to settle the difference.  The Company was not party to any collars as of or during the nine months ended September 30, 2015.

At September 30, 2015, we had in place natural gas, NGLs, and oil swaps covering portions of our projected production from 2015 through 2021.  Our commodity hedge position as of September 30, 2015 is summarized in note 8 to our condensed consolidated financial statements included elsewhere herein.  The Credit Facility allows us to hedge up to 75% of our projected production for the next five years, and 65% of our subsequent estimated proved reserves through December 31, 2021.  Based on our production and our fixed price swap contracts in place during the nine months ended September 30, 2015, our income before taxes would have decreased by approximately $7 million for each $0.10 decrease per MMBtu in natural gas prices and $1.00 decrease per Bbl in oil and NGLs prices.

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

Mark-to-market adjustments of derivative instruments cause earnings volatility but have no cash flow impact relative to changes in market prices until the derivative contracts are settled.  We expect continued volatility in the fair value of our derivative instruments.  Our cash flows are only impacted when the associated derivative instrument contracts are settled by making or receiving payments to or from the counterparty.  At September 30, 2015, the estimated fair value of our commodity derivative instruments was a net asset of $2.8 billion comprised of current and noncurrent assets.  At December 31, 2014, the estimated fair value of our commodity derivative instruments was a net asset of $1.6 billion comprised of current and noncurrent assets.

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

Counterparty and Customer Credit Risk

Our principal exposures to credit risk are through receivables resulting from commodity derivatives contracts ($2.8 billion at September 30, 2015), the sale of our oil and gas production ($116 million at September 30, 2015) which we market to energy companies, and joint interest receivables ($61 million at September 30, 2015).

By using derivative instruments that are not traded on an exchange to hedge exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties.  Credit risk is the potential failure of the counterparty to perform under the terms of the derivative contract.  When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk.  To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions which management deems to be competent and competitive market makers.  The creditworthiness of our counterparties is subject to periodic review.  We have commodity hedges in place with thirteen different counterparties, all of which are lenders under our Credit Facility.  The fair value of our commodity derivative contracts of approximately $2.8 billion at September 30, 2015 includes the following values by bank counterparty:  Citigroup - $554 million; Barclays - $539 million; JP Morgan - $507 million; Morgan Stanley - $395 million; Wells Fargo - $277 million; BNP Paribas - $199 million; Scotiabank - $196 million; Toronto Dominion - $67 million; Fifth Third - $40 million; Canadian Imperial Bank of Commerce - $31 million; Bank of Montreal - $21 million; SunTrust - $11 million; and Capital One - $5 million.    The credit ratings of certain of these banks were downgraded in recent years because of the sovereign debt crisis in Europe.  The estimated fair value of our commodity derivative assets has been risk adjusted using a discount rate based upon the respective published credit default swap rates (if available, or if not available, a discount rate based on the applicable Reuters bond rating) at September 30, 2015 for each of the European and American banks.  We believe that all of these institutions currently are acceptable credit risks.  Other than as provided by our Credit Facility, we are not required to provide credit support or collateral to any of our counterparties under our derivative contracts, nor are they required to provide credit support to us.  As of September 30, 2015, we did not have any past-due receivables from, or payables to, any of the counterparties to our derivative contracts.

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

Interest Rate Risks

Our primary exposure to interest rate risk results from outstanding borrowings under our Credit Facility and the Midstream Facility of our consolidated subsidiary, Antero Midstream.  Each of these credit facilities has a floating interest rate.  The average annualized interest rate incurred on this indebtedness during the nine months ended September 30, 2015 was approximately 2.14%.  A 1.0% increase in each of the applicable average interest rates for the nine months ended September 30, 2015 would have resulted in an estimated $9.2 million increase in interest expense.

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.  Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2015 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have received a Notice of Violation (“NOV”) from the West Virginia Department of Environmental Protection (“WVDEP”) related to a drilling incident that occurred in Doddridge County, West Virginia.  While drilling a new well, our drilling contractor came into contact with an existing well, resulting in a release of methane gas and potential temporary impacts to groundwater.  Groundwater monitoring to date has not identified any significant concerns related to this incident.  We continue to work with the WVDEP to resolve this matter but believe it could result in monetary sanctions exceeding $100,000; however, we do not expect that any ultimate sanction will have a material impact on the financial position, results of operations, or liquidity of the Company.

During the third quarter of 2015, the West Virginia Department of Environmental Protection (“WVDEP”) issued Antero Midstream a NOV for improper installation of an engine catalyst at the startup of the North Canton Compressor Station.  Antero Midstream continues to negotiate with WVDEP to resolve this matter, but believes that it could result in monetary sanctions exceeding $100,000; however, we do not expect that any ultimate sanction will have a material impact on the financial position, results of operations, or liquidity of Antero Midstream.

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

The Company is the subject of two nearly identical lawsuits brought by South Jersey Gas Company and South Jersey Resources Group, LLC (collectively “SJGC”) filed on February 4, 2015 in the Superior Court of New Jersey.  The lawsuits have since been consolidated into one case.  SJGC are purchasers of some of the Company’s natural gas production under contracts entered into in 2011.  Deliveries under the contracts began in October 2011 and the delivery obligation continues through October 2019. SJGC allege that the index prices specified in the contracts, and the index prices at which SJGC paid for deliveries from 2011 through September 2014, are no longer appropriate under the contracts because a market disruption event (as defined by the contract) has occurred and, as a result, a new index price is to be determined by the parties.  The lawsuit seeks a reformation of the contracts, compensatory and punitive damages to be determined at trial, and costs and expenses of the actions.  Beginning in October 2014, SJGC began paying the Company under indexes unilaterally selected by SJGC and not specified in the contract.  The Company contends that no market disruption event has occurred and that SJGC has breached the contracts by failing to pay the Company based on the express price terms of the contracts.  The Company further contends that jurisdiction and venue are improper in New Jersey.   On March 30, 2015, the Company filed suit against SJGC in United States District Court in Colorado seeking relief for breach of contract, damages in the amounts that SJGC has short paid and continues to short pay, as well as costs of the suit.  Through September 30, 2015, the Company estimates that it is owed approximately $33.1 million more than SJGC has paid using the indexes unilaterally selected by them.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table sets forth our share repurchase activity for each period presented:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that August Yet be Purchased Under the Plan
July 1, 2015 - July 31, 2015	1,325	$31.60	—	N/A
August 1, 2015 - August 31, 2015	—	$—	—	N/A
September 1, 2015 - September 30, 2015	—	$—	—	N/A

Shares purchased represent shares of our common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of restricted stock and restricted stock units held by our employees.

Item 5.Other Information.

Credit Agreement Amendment

On October 26, 2015, we entered into a Seventeenth Amendment (the “Seventeenth Amendment”) to our Fourth Amended and Restated Credit Agreement (the “Credit Agreement”) with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, to, among other things, (i) increase the borrowing base from $4.0 billion to $4.5 billion and (ii) increase the letter of credit sub-facility from $650 million to $750 million.  Aggregate commitments under the Credit Agreement remain unchanged.

A copy of the Seventeenth Amendment is filed as Exhibit 10. 4 hereto and is incorporated herein by reference.  The description of the Seventeenth Amendment contained herein is qualified in its entirety by the full text of such instrument.

Certain parties to the Seventeenth Amendment, or their respective affiliates (collectively, the “Banks”), perform and have performed commercial and investment banking and advisory services for us from time to time for which they received customary fees and expenses.  In addition, Wells Fargo Bank, National Association, is trustee for each outstanding series of our senior notes.  The Banks may, from time to time, engage in transactions with and perform services for us in the ordinary course of their business, for which they will receive fees and expenses.

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

The disclosure below relates solely to activities conducted by SAMIH and its non-U.S. affiliates.  The disclosure does not relate to any activities conducted by us or by WP and does not involve our or WP’s management.  Neither we nor WP has had any involvement in or control over the disclosed activities, and neither we nor WP has independently verified or participated in the preparation of the disclosure.  Neither we nor WP is representing as to the accuracy or completeness of the disclosure nor do we or WP undertake any obligation to correct or update it.

We understand that SAMIH’s affiliates intend to disclose in their next annual or quarterly SEC report that:

(a)  Santander UK plc (“Santander UK”) holds frozen savings accounts and one current account for two customers resident in the United Kingdom (“U.K.”) who are currently designated by the United States (“U.S.”) for terrorism. The accounts held by each customer were blocked after the customer’s designation and have remained blocked and dormant throughout the nine months ended September 30, 2015. Revenue generated by Santander UK on these accounts is negligible.

(b) An Iranian national, resident in the U.K., who is currently designated by the U.S. under the Iranian Financial Sanctions Regulations and the Weapons of Mass Destruction Proliferators Sanctions Regulations (“NPWMD”), holds a mortgage with Santander UK that was issued prior to any such designation. No further drawdown has been made (or would be allowed) under this mortgage although Santander UK continues to receive repayment installments. In the nine months ended September 30, 2015, total revenue in connection with the mortgage was approximately £2,928 while net profits were negligible relative to the overall profits of Santander UK. Santander UK does not intend to enter into any new relationships with this customer, and any disbursements will only be made in accordance with applicable sanctions. The same Iranian national also holds two investment accounts with Santander ISA Managers Limited. The accounts have remained frozen during the nine months ended September 30, 2015. The investment returns are being automatically reinvested, and no disbursements have been made to the customer. Total revenue for the Santander group in connection with the investment accounts was approximately £161 while net profits in the nine months ended September 30, 2015 were negligible relative to the overall profits of Santander.

(c) In addition, during the third quarter of 2015 two additional Santander UK customers were designated. First, a UK national designated by the U.S. under the Specially Designated Global Terrorist (“SDGT”) sanctions program who is on the U.S. Specially Designated National (“SDN”) list. This customer holds a bank account which generated revenue of approximately £183 during the third quarter of 2015. A stop was placed on the account. Net profits in the third quarter of 2015 were negligible relative to the overall profits of Santander. Second, a UK national also designated by the U.S. under the SDGT sanctions program and on the U.S. SDN list, held a bank account. No transactions were made in the third quarter of 2015 and the account is blocked and in arrears.

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

ANTERO RESOURCES CORPORATION

By:	/s/ GLEN C. WARREN, JR.
Glen C. Warren, Jr.
President, Chief Financial Officer and Secretary

Date:	October 28, 2015

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1

Contribution, Conveyance and Assumption Agreement, dated as of September 17, 2015, by and among Antero Resources Corporation, Antero Midstream Partners LP and Antero Treatment LLC (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K (Commission File No. 001-36120) filed on September 18, 2015).

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
10.1

Secondment Agreement, dated as of September 23, 2015, by and between Antero Midstream Partners LP, Antero Resources Midstream Management LLC, Antero Midstream LLC, Antero Water LLC, Antero Treatment LLC and Antero Resources Corporation (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (Commission File No. 001-36120) filed on September 24, 2015).

10.2

Amended and Restated Services Agreement, dated as of September 23, 2015, by and among Antero Midstream Partners LP, Antero Resources Midstream Management LLC and Antero Resources Corporation (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (Commission File No. 001-36120) filed on September 24, 2015).

10.3*†	Water Services Agreement, dated as of September 23, 2015, by and between Antero Resources Corporation and Antero Water LLC.
10.4*

Seventeenth Amendment to Fourth Amended and Restated Credit Agreement, dated as of October 26, 2015, by and among Antero Resources Corporation, certain subsidiaries of the Borrower, as Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.

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
101*

The following financial information from this Quarterly Report on Form 10-Q of Antero Resources Corporation for the quarter ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

The exhibits marked with the asterisk symbol (*) are filed or furnished with this Quarterly Report on Form 10-Q.

†Portions of this exhibit have been omitted pursuant to a request for confidential treatment.