Form 10-Q
period 2016-03-31
ANTERO RESOURCES Corp
filed 2016-04-27
CIK 1433270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The registrant had 277,408,453 shares of common stock outstanding as of April 25, 2016.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information in this report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements.  When used, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.  These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events.  When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 (our “2015 Form 10-K”) on file with the Securities and Exchange Commission (the “SEC”) and in “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.

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

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development, production, gathering, processing, transportation, and sale of natural gas, NGLs, and oil. These risks include, but are not limited to, commodity price volatility and continued low commodity prices, inflation, lack of availability of drilling and production equipment and services, environmental risks, drilling and other operating risks, marketing and transportation risks, regulatory changes, the uncertainty inherent in estimating natural gas, NGLs, and oil reserves and in projecting future rates of production, cash flow and access to capital, the timing of development expenditures, and the other risks described under the heading “Item 1A.  Risk Factors” in our 2015 Form 10-K on file with the SEC and in “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.

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

PART I—FINANCIAL INFORMATION

ANTERO RESOURCES CORPORATION

Condensed Consolidated Balance Sheets

December 31, 2015 and March 31, 2016

(Unaudited)

(In thousands, except share amounts)

	2015	2016
Assets
Current assets:
Cash and cash equivalents	$23,473	39,870
Accounts receivable, net of allowance for doubtful accounts of $1,195 in 2015 and 2016	79,404	78,753
Accrued revenue	128,242	136,446
Derivative instruments	1,009,030	975,199
Other current assets	8,087	8,072
Total current assets	1,248,236	1,238,340
Property and equipment:
Natural gas properties, at cost (successful efforts method):
Unproved properties	1,996,081	1,994,377
Proved properties	8,211,106	8,531,113
Water handling and treatment systems	565,616	582,331
Gathering systems and facilities	1,502,396	1,543,766
Other property and equipment	46,415	46,741
	12,321,614	12,698,328
Less accumulated depletion, depreciation, and amortization	(1,589,372)	(1,780,526)
Property and equipment, net	10,732,242	10,917,802
Derivative instruments	2,108,450	2,098,233
Other assets	26,565	34,337
Total assets	$14,115,493	14,288,712

Liabilities and Equity
Current liabilities:
Accounts payable	$364,160	250,797
Accrued liabilities	194,076	241,676
Revenue distributions payable	129,949	132,918
Other current liabilities	19,085	19,693
Total current liabilities	707,270	645,084
Long-term liabilities:
Long-term debt	4,668,782	4,702,809
Deferred income tax liability	1,370,686	1,439,825
Derivative instruments	—	375
Other liabilities	82,077	80,275
Total liabilities	6,828,815	6,868,368
Commitments and contingencies (notes 9 and 13)
Equity:
Stockholders' equity:
Preferred stock, $0.01 par value; authorized - 50,000,000 shares; none issued	—	—
Common stock, $0.01 par value; authorized - 1,000,000,000 shares; issued and outstanding 277,035,558 shares and 277,061,336 shares, respectively	2,770	2,771
Additional paid-in capital	4,122,811	4,251,755
Accumulated earnings	1,808,811	1,803,756
Total stockholders' equity	5,934,392	6,058,282
Noncontrolling interest in consolidated subsidiary	1,352,286	1,362,062
Total equity	7,286,678	7,420,344
Total liabilities and equity	$14,115,493	14,288,712

See accompanying notes to condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

Three Months Ended March 31, 2015 and 2016

(Unaudited)

(In thousands, except share and per share amounts)

	2015	2016
Revenue:
Natural gas sales	$314,942	254,776
Natural gas liquids sales	78,786	73,065
Oil sales	12,457	10,179
Gathering, compression, and water handling	6,168	3,844
Marketing	57,780	99,216
Commodity derivative fair value gains	759,554	279,924
Total revenue	1,229,687	721,004
Operating expenses:
Lease operating	8,102	11,293
Gathering, compression, processing, and transportation	163,662	208,738
Production and ad valorem taxes	24,218	19,284
Marketing	73,349	137,933
Exploration	1,371	1,014
Impairment of unproved properties	8,577	15,526
Depletion, depreciation, and amortization	182,300	191,582
Accretion of asset retirement obligations	400	598
General and administrative (including equity-based compensation expense of $27,783 and $23,470 in 2015 and 2016, respectively)	59,049	56,287
Contract termination and rig stacking	8,965	—
Total operating expenses	529,993	642,255
Operating income	699,694	78,749
Other expenses:
Interest	(53,185)	(63,284)
Income before income taxes	646,509	15,465
Provision for income tax expense	(247,338)	(4,815)
Net income and comprehensive income including noncontrolling interest	399,171	10,650
Net income and comprehensive income attributable to noncontrolling interest	4,740	15,705
Net income (loss) and comprehensive income (loss) attributable to Antero Resources Corporation	$394,431	(5,055)

Earnings (loss) per common share	$1.49	(0.02)

Earnings (loss) per common share—assuming dilution	$1.49	(0.02)

Weighted average number of shares outstanding:
Basic	265,294,794	277,050,344
Diluted	265,300,080	277,050,344

See accompanying notes to condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Equity

Three Months Ended March 31, 2016

(Unaudited)

(In thousands)

	Common Stock		Additional paid-	Accumulated	Noncontrolling	Total
	Shares	Amount	in capital	earnings	interest	equity
Balances, December 31, 2015	277,036	2,770	4,122,811	1,808,811	1,352,286	7,286,678
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income tax withholdings	25	1	(118)	—	—	(117)
Sale of common units of Antero Midstream Partners LP held by Antero Resources Corporation	—	—	107,257	—	6,419	113,676
Equity-based compensation	—	—	21,805	—	1,665	23,470
Net income (loss) and comprehensive income (loss)	—	—	—	(5,055)	15,705	10,650
Distributions to noncontrolling interests	—	—	—	—	(14,013)	(14,013)
Balances, March 31, 2016	277,061	2,771	4,251,755	1,803,756	1,362,062	7,420,344

See accompanying notes to condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2015 and 2016

(Unaudited)

(In thousands)

	2015	2016
Cash flows from operating activities:
Net income including noncontrolling interest	399,171	10,650
Adjustment to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, amortization, and accretion	182,700	192,180
Impairment of unproved properties	8,577	15,526
Derivative fair value gains	(759,554)	(279,924)
Gains on settled derivatives	184,840	324,347
Deferred income tax expense	247,338	4,815
Equity-based compensation expense	27,783	23,470
Other	1,602	274
Changes in current assets and liabilities:
Accounts receivable	(42,207)	651
Accrued revenue	25,654	(8,204)
Other current assets	1,607	15
Accounts payable	(513)	5,643
Accrued liabilities	72,634	47,785
Revenue distributions payable	1,103	2,969
Other current liabilities	705	(29)
Net cash provided by operating activities	351,440	340,168
Cash flows used in investing activities:
Additions to unproved properties	(51,541)	(28,675)
Drilling and completion costs	(569,068)	(395,185)
Additions to water handling and treatment systems	(22,126)	(37,036)
Additions to gathering systems and facilities	(125,988)	(48,686)
Additions to other property and equipment	(2,103)	(541)
Change in other assets	(8,410)	(9,172)
Proceeds from asset sales	40,000	—
Net cash used in investing activities	(739,236)	(519,295)
Cash flows from financing activities:
Issuance of common stock	537,875	—
Proceeds from sale of common units of Antero Midstream Partners LP held by Antero Resources Corporation	—	178,000
Issuance of senior notes	750,000	—
Borrowings (repayments) on bank credit facilities, net	(940,000)	33,000
Payments of deferred financing costs	(15,022)	(64)
Distributions to noncontrolling interest in consolidated subsidiary	(4,338)	(14,013)
Employee tax withholding for settlement of equity compensation awards	(46)	(117)
Other	(1,161)	(1,282)
Net cash provided by financing activities	327,308	195,524
Net increase (decrease) in cash and cash equivalents	(60,488)	16,397
Cash and cash equivalents, beginning of period	245,979	23,473
Cash and cash equivalents, end of period	185,491	39,870

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	14,563	14,350
Supplemental disclosure of noncash investing activities:
Decrease in accounts payable and accrued liabilities for additions to property and equipment	(184,753)	(119,191)

See accompanying notes to condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2015 and March 31, 2016

(1)Organization

(a)Business and Organization

Antero Resources Corporation (individually referred to as “Antero”) and its consolidated subsidiaries (collectively referred to as the “Company”) are engaged in the exploration, development, and acquisition of natural gas, NGLs, and oil properties in the Appalachian Basin in West Virginia, Ohio, and Pennsylvania.  The Company targets large, repeatable resource plays where horizontal drilling and advanced fracture stimulation technologies provide the means to economically develop and produce natural gas, NGLs, and oil from unconventional formations.  Through its consolidated subsidiary, Antero Midstream Partners LP, a publicly-traded limited partnership (“Antero Midstream”), the Company has water handling and treatment operations and gathering and compression operations in the Appalachian Basin.  The Company’s corporate headquarters are located in Denver, Colorado.

(2)Summary of Significant Accounting Policies

(a)Basis of Presentation

These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC applicable to interim financial information and should be read in the context of the December 31, 2015 consolidated financial statements and notes thereto for a more complete understanding of the Company’s operations, financial position, and accounting policies.  The December 31, 2015 consolidated financial statements have been filed with the SEC in the Company’s 2015 Form 10-K.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, and, accordingly, do not include all of the information and footnotes required by GAAP for complete consolidated financial statements.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of March 31, 2016, the results of its operations for the three months ended March 31, 2015 and 2016, and its cash flows for the three months ended March 31, 2015 and 2016.  The Company has no items of other comprehensive income or loss; therefore, its net income or loss is identical to its comprehensive income or loss.  Operating results for the period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the full year because of the impact of fluctuations in prices received for natural gas, NGLs, and oil, natural production declines, the uncertainty of exploration and development drilling results, the fair value of derivative instruments, and other factors.

The Company’s exploration and production activities are accounted for under the successful efforts method.

As of the date these financial statements were filed with the SEC, the Company completed its evaluation of potential subsequent events for disclosure and no items requiring disclosure were identified.

(b)Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Antero Resources Corporation, its wholly-owned subsidiaries, any entities in which the Company owns a controlling interest, and variable interest entities in which the Company is the primary beneficiary.  The Company consolidates Antero Midstream as it determined that it is the primary beneficiary based on its significant ownership interest in Antero Midstream, the significance of the Company’s activities to Antero Midstream, and its influence over Antero Midstream through the presence of Company executives on the board of directors of Antero Midstream’s general partner.  All significant intercompany accounts and transactions have been eliminated in the Company’s consolidated financial statements.  Noncontrolling interest in the Company’s consolidated financial statements represents the interests in Antero Midstream which are owned by third-party individuals or entities, or Antero Midstream’s general partner.  An affiliate of the Company owns the general partner interest in Antero Midstream.  Noncontrolling interest is included as a component of equity in the Company’s consolidated balance sheets.

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2015 and March 31, 2016

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

(f)Derivative Financial Instruments

In order to manage its exposure to natural gas, NGLs, and oil price volatility, the Company enters into derivative transactions from time to time, including commodity swap agreements, basis swap agreements, collar agreements, and other similar agreements relating to the price risk associated with a portion of its production.  To the extent legal right of offset exists with a counterparty, the Company reports derivative assets and liabilities on a net basis.  The Company has exposure to credit risk to the extent that the counterparty is unable to satisfy its settlement obligations.  The fair value of the Company’s commodity derivative contracts of approximately $3.1 billion at March 31, 2016 includes the following values by bank counterparty:  Morgan Stanley - $707 million; Barclays - $600 million; JP Morgan - $586 million; Citigroup - $321 million; Wells Fargo - $273 million; Scotiabank - $215 million; BNP Paribas - $160 million; Toronto Dominion - $77 million; Canadian Imperial Bank of Commerce - $39 million; Fifth Third - $35 million; Bank of Montreal - $31 million; SunTrust - $19 million; Capital One - $9 million; and Natixis - $1 million.  The credit ratings of certain of these banks were downgraded in recent years because of the sovereign debt crisis in Europe.  The Company actively monitors the creditworthiness of counterparties and assesses the impact, if any, on its derivative position.

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

December 31, 2015 and March 31, 2016

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

(i)Industry Segments and Geographic Information

Management has evaluated how the Company is organized and managed and has identified the following segments: (1) the exploration and production of natural gas, NGLs, and oil; (2) gathering and compression; (3) water handling and treatment; and (4) marketing of excess firm transportation capacity.

All of the Company’s assets are located in the United States and substantially all of its production revenues are attributable to customers located in the United States.

(j)Marketing Revenues and Expenses

Marketing revenues and expenses represent activities undertaken by the Company to purchase and sell third-party natural gas and NGLs and to market its excess firm transportation capacity in order to utilize this excess capacity.  Marketing revenues include sales of purchased third-party gas and NGLs, as well as revenues from the release of firm transportation capacity to others.  Marketing expenses include the cost of purchased third-party natural gas and NGLs.  The Company classifies firm transportation costs related to capacity contracted for in advance of having sufficient production and infrastructure to fully utilize the capacity (excess capacity) as marketing expenses since it is marketing this excess capacity to third parties.  Firm transportation for which the Company has sufficient production capacity (even though it may not use the transportation capacity because of alternative delivery points with more favorable pricing) is considered unutilized capacity. The costs of unutilized capacity are charged to transportation expense.

(k)Earnings (Loss) per Common Share

Earnings per common share for each period is computed by dividing net income from continuing operations attributable to Antero by the basic weighted average number of shares outstanding during such period.  Earnings per common share—

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2015 and March 31, 2016

assuming dilution for each period is computed giving consideration to the potential dilution from outstanding equity awards, calculated using the treasury stock method.  The Company includes performance share unit awards in the calculation of diluted weighted average shares outstanding based on the number of common shares that would be issuable if March 31, 2016 was the end of the performance period.  During periods in which the Company incurs a net loss, diluted weighted average shares outstanding are equal to basic weighted average shares outstanding because the effect of all equity awards is antidilutive.  The following is a reconciliation of the Company’s basic weighted average shares outstanding to diluted weighted average shares outstanding during the periods presented:

	Three months ended March 31,
	2015	2016
Basic weighted average number of shares outstanding	265,294,794	277,050,344
Add: Dilutive effect of non-vested restricted stock and restricted stock units	5,286	—
Add: Dilutive effect of outstanding stock options	—	—
Add: Dilutive effect of performance stock units	—	—
Diluted weighted average number of shares outstanding	265,300,080	277,050,344

Weighted average number of outstanding equity awards excluded from calculation of diluted earnings per common share(1):
Non-vested restricted stock and restricted stock units	1,970,774	6,740,602
Outstanding stock options	81,021	720,206
Performance stock units	—	214,286

(1)   The potential dilutive effects of these awards were excluded from the computation of earnings per common share—assuming dilution because the inclusion of these awards would have been anti-dilutive.

(l)Adoption of New Accounting Principles

On April 7, 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that liability.  The Company adopted this standard as of January 1, 2016 and has applied the standard retrospectively.  As a result of adoption, the Company has classified debt issuance costs related to its senior unsecured debt from other assets to long-term debt on its consolidated balance sheet.  The retrospective adjustment to the December 31, 2015 consolidated balance sheet is as follows:

	As Previously Reported	Adjustment	As Adjusted
	December 31, 2015	Effect	December 31, 2015
Other assets	$66,296	(39,731)	26,565
Long-term debt	4,708,513	(39,731)	4,668,782

On March 30, 2016, the FASB issued ASU No. 2016-09, Stock Compensation–Improvements to Employee Share-Based Payment Accounting.  This standard simplifies or clarifies several aspects of the accounting for equity-based payment awards, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  Certain of these changes are required to be applied retrospectively, while other changes are required to be applied prospectively.  The Company has elected to early-adopt the standard as of January 1, 2016.

As permitted by this standard, the Company has elected to account for forfeitures in compensation cost as they occur.  This standard also permits an entity to withhold income taxes upon settlement of equity-classified awards at up to the maximum statutory tax rate and requires that such payments be classified as financing activities on the statement of cash flows.

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2015 and March 31, 2016

As a result of adopting this standard, cash outflows attributable to tax withholdings on the net settlement of equity-classified awards have been reclassified from operating cash flows to financing cash flows.  The retrospective adjustment to the condensed consolidated statement of cash flows for the three months ended March 31, 2015 is as follows:

	As Previously Reported		As Adjusted
	Three months ended March 31, 2015	Adjustment Effect	Three months ended March 31, 2015
Changes in accrued liabilities	$72,588	46	72,634
Employee tax withholding for settlement of equity compensation awards	—	(46)	(46)

(3)Antero Midstream Partners LP

In 2014, the Company formed Antero Midstream to own, operate, and develop midstream assets to service Antero’s production.  Antero Midstream’s assets consist of gathering pipelines, compressor stations, and water handling and treatment facilities, through which it provides services to Antero under long-term, fixed-fee contracts.  Antero Resources Midstream Management LLC (“Midstream Management”), a wholly-owned subsidiary of Antero Resources Investment LLC (“Antero Investment”), owns the general partnership interest in Antero Midstream, which allows Midstream Management to manage the business and affairs of Antero Midstream.  Midstream Management also holds the incentive distribution rights in Antero Midstream.  Antero Midstream is an unrestricted subsidiary as defined by Antero’s bank credit facility and, as such, Antero Midstream and its subsidiaries are not guarantors of Antero’s obligations, and Antero is not a guarantor of Antero Midstream’s obligations (see note 12).

On September 23, 2015, Antero contributed (i) all of the outstanding limited liability company interests of Antero Water LLC (“Antero Water”) to Antero Midstream and (ii) all of the assets, contracts, rights, permits and properties owned or leased by Antero and used primarily in connection with the construction, ownership, operation, use or maintenance of Antero’s advanced waste water treatment complex to be constructed in Doddridge County, West Virginia, to Antero Treatment LLC (“Antero Treatment”), a subsidiary of Antero Midstream (collectively, (i) and (ii) are referred to herein as the “Contributed Assets”).

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

On March 30, 2016, Antero sold 8,000,000 common units representing limited partnership interests in Antero Midstream for $178 million.

Antero owned approximately 66.3% and 61.8% of the limited partner interests of Antero Midstream at December 31, 2015 and March 31, 2016, respectively.

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2015 and March 31, 2016

(4)Long-Term Debt

Long-term debt was as follows at December 31, 2015 and March 31, 2016 (in thousands):

	2015	2016
Antero:
Bank credit facility(a)	$707,000	680,000
6.00% senior notes due 2020(c)	525,000	525,000
5.375% senior notes due 2021(d)	1,000,000	1,000,000
5.125% senior notes due 2022(e)	1,100,000	1,100,000
5.625% senior notes due 2023(f)	750,000	750,000
Net unamortized premium	6,513	6,245
Net unamortized debt issuance costs	(39,731)	(38,436)
Antero Midstream:
Bank credit facility(b)	620,000	680,000
	$4,668,782	4,702,809

(a)Senior Secured Revolving Credit Facility

Antero has a senior secured revolving bank credit facility (the “Credit Facility”) with a consortium of bank lenders.  Borrowings under the Credit Facility are subject to borrowing base limitations based on the collateral value of Antero’s assets and are subject to regular semiannual redeterminations.  At March 31, 2016, the borrowing base was $4.5 billion and lender commitments were $4.0 billion.  In April 2016, the borrowing base was reaffirmed at $4.5 billion, and lender commitments remain at $4.0 billion.  The next redetermination of the borrowing base is scheduled to occur in October 2016.  The maturity date of the Credit Facility is May 5, 2019.

The Credit Facility is ratably secured by mortgages on substantially all of Antero’s properties and guarantees from Antero’s restricted subsidiaries, as applicable.  The Credit Facility contains certain covenants, including restrictions on indebtedness and dividends, and requirements with respect to working capital and interest coverage ratios.  Interest is payable at a variable rate based on LIBOR or the prime rate,  determined by Antero’s election at the time of borrowing.  Antero was in compliance with all of the financial covenants under the Credit Facility as of December 31, 2015 and March 31, 2016.

As of March 31, 2016, Antero had a total outstanding balance under the Credit Facility of $680 million, with a weighted average interest rate of 2.38%, and outstanding letters of credit of $702 million.  As of December 31, 2015, Antero had an outstanding balance under the Credit Facility of $707 million, with a weighted average interest rate of 2.32%, and outstanding letters of credit of $702 million.  Commitment fees on the unused portion of the Credit Facility are due quarterly at rates ranging from 0.375% to 0.50% of the unused portion based on utilization.

(b)Senior Secured Revolving Credit Facility – Antero Midstream

On November 10, 2014, Antero Midstream entered into a senior secured revolving bank credit facility (the “Midstream Facility”) with a consortium of bank lenders.  At March 31, 2016, lender commitments were $1.5 billion.  The maturity date of the Midstream Facility is November 10, 2019.

The Midstream Facility is ratably secured by mortgages on substantially all of the properties of Antero Midstream and guarantees from its restricted subsidiaries, as applicable.  The Midstream Facility contains certain covenants, including restrictions on indebtedness and certain distributions to owners, and requirements with respect to leverage and interest coverage ratios.  Interest is payable at a variable rate based on LIBOR or the prime rate, determined by election at the time of borrowing.  Antero Midstream was in compliance with all of the financial covenants under the Midstream Facility as of December 31, 2015 and March 31, 2016.

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2015 and March 31, 2016

As of March 31, 2016, Antero Midstream had an outstanding balance under the Midstream Facility of $680 million with a weighted average interest rate of 1.94%.  As of December 31, 2015, Antero Midstream had a total outstanding balance under the Midstream Facility of $620 million with a weighted average interest rate of 1.92%.  Commitment fees on the unused portion of the Midstream Facility are due quarterly at rates ranging from 0.25% to 0.375% of the unused portion based on utilization.

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

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2015 and March 31, 2016

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

(g)Treasury Management Facility

Antero has a stand-alone revolving note with a lender under the Credit Facility which provides for up to $25 million of cash management obligations in order to facilitate Antero’s daily treasury management.  Borrowings under the revolving note are secured by the collateral for the Credit Facility.  Borrowings under the facility bear interest at the lender’s prime rate plus 1.0%.  The note matures on May 1, 2016.  At December 31, 2015 and March 31, 2016, there were no outstanding borrowings under this facility.

(5)Asset Retirement Obligations

The following is a reconciliation of the Company’s asset retirement obligations for the three months ended March 31, 2016 (in thousands).

Asset retirement obligations—December 31, 2015	$30,612
Obligations incurred for wells drilled	1,720
Accretion expense	598
Asset retirement obligations—March 31, 2016	$32,930

Asset retirement obligations are included in other liabilities on the condensed consolidated balance sheets.

(6)Equity-Based Compensation

Antero is authorized to grant up to 16,906,500 shares of common stock to employees and directors of the Company under the Antero Resources Corporation Long-Term Incentive Plan (the “Plan”).  The Plan allows equity-based compensation awards to be granted in a variety of forms, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, dividend equivalent awards, and other types of awards.  The terms and conditions of the awards granted are established by the Compensation Committee of Antero’s Board of Directors.  A total of 8,614,973 shares were available for future grant under the Plan as of March 31, 2016.

In connection with the Antero Midstream initial public offering (“IPO”), Antero Midstream’s general partner adopted the Antero Midstream Partners LP Long-Term Incentive Plan (the “Midstream Plan”), pursuant to which non-employee directors of Antero Midstream’s general partner and certain officers, employees, and consultants of Antero Midstream’s general partner and its affiliates (which include Antero) are eligible to receive awards representing ownership interests in Antero Midstream.  An aggregate of 10,000,000 common units may be delivered pursuant to awards under the Midstream Plan, subject to customary adjustments.  A total of 7,953,111 common units are available for future grant under the Midstream Plan as of March 31, 2016.

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2015 and March 31, 2016

The Company’s equity-based compensation expense was as follows for the three months ended March 31, 2015 and 2016 (in thousands):

	Three months ended March 31,
	2015	2016
Profits interests awards	$14,718	—
Restricted stock unit awards	8,436	17,467
Performance share unit awards	—	883
Stock options	129	660
Antero Midstream phantom and restricted unit awards	4,425	3,988
Equity awards issued to directors	75	472
Total expense	$27,783	23,470

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

The limited liability company agreement of Antero Investment provided a mechanism that determines how the shares of the Company’s common stock held by Antero Investment would be allocated among its members, including Employee Holdings. As a result of the adoption of the Antero Investment Limited Liability Company Agreement, the satisfaction of all performance and service conditions relative to the profits interest awards held by Employee Holdings in Antero Investment became probable.  Accordingly, the Company recognized approximately $486 million of equity-based compensation expense for the vested profits interests from the fourth quarter of 2013 through the fourth quarter of 2015.  The profits interest awards were fully vested as of December 31, 2015.  Because consideration for the profits interest awards was deemed given by Antero Investment, the charge to equity-based compensation expense was accounted for as a capital contribution by Antero Investment to the Company and credited to additional paid-in capital.  All available profits interest awards were made prior to the date of the Company’s IPO, and no additional profits interest awards have been made since the Company’s IPO.

Restricted Stock and Restricted Stock Unit Awards

Restricted stock and restricted stock unit awards vest subject to the satisfaction of service requirements.  Expense related to each restricted stock and restricted stock unit award is recognized on a straight-line basis over the requisite service period of the entire award.  Forfeitures are accounted for as they occur through reversal of expense on awards that were forfeited during the period.  The grant date fair values of these awards are determined based on the closing price of the Company’s common stock on the date of the grant. A summary of restricted stock and restricted stock unit awards activity during the three months ended March 31, 2016 is as follows:

		Weighted average	Aggregate
	Number of shares	grant date fair value	intrinsic value (in thousands)
Total awarded and unvested—December 31, 2015	6,529,459	$33.48	$142,342
Granted	386,394	$27.52
Vested	(13,956)	$39.80
Forfeited	(9,434)	$28.24
Total awarded and unvested—March 31, 2016	6,892,463	$33.14	$171,416

Intrinsic values are based on the closing price of the Company’s stock on the referenced dates.  Unamortized expense of $170.5 million at March 31, 2016 is expected to be recognized over a weighted average period of approximately 2.5 years.

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2015 and March 31, 2016

Stock Options

Stock options granted under the Plan vest over periods from one to four years and have a maximum contractual life of 10 years.  Expense related to stock options is recognized on a straight-line basis over the requisite service period of the entire award.  Forfeitures are accounted for as they occur through reversal of expense on awards that were forfeited during the period.  Stock options are granted with an exercise price equal to or greater than the market price of the Company’s common stock on the date of grant.  A summary of stock option activity for the three months ended March 31, 2016 is as follows:

			Weighted
		Weighted average	average remaining	Intrinsic
	Stock options	exercise price	contractual life	value (in thousands)
Outstanding at December 31, 2015	720,887	$50.44	9.14	$—
Granted	—	$—
Exercised	—	—
Forfeited	(1,000)	$50.00
Expired	—	—
Outstanding at March 31, 2016	719,887	$50.44	8.89	$—
Vested or expected to vest as of March 31, 2016	719,887	$50.44	8.89	$—
Exercisable at March 31, 2016	51,021	$53.79	7.75	$—

Intrinsic value is based on the exercise price of the options and the closing price of the Company’s stock on the referenced dates.

A Black-Scholes option-pricing model was used to determine the grant-date fair value of the Company’s stock options.  Expected volatility was derived from the volatility of the historical stock prices of a peer group of similar publicly traded companies’ stock prices.  The risk-free interest rate was determined using the implied yield available for zero-coupon U.S. government issues with a remaining term approximating the expected life of the options.  A dividend yield of zero was assumed.

The following table presents information regarding the weighted average fair value for options granted in 2015 and the assumptions used to determine fair value.

Year ended December 31, 2015
Dividend yield	—%
Volatility	40%
Risk-free interest rate	1.66%
Expected life (years)	6.25
Weighted average fair value of options granted	$14.74

As of March 31, 2016, there was $7.6 million of unrecognized equity-based compensation expense related to nonvested stock options.  That expense is expected to be recognized over a weighted average period of approximately 2.9 years.

Performance Share Unit Awards

In the first quarter of 2016, the Company granted performance share unit awards (“PSUs”) to certain of its executive officers.  PSUs vest conditioned on the closing price of the Company’s common stock achieving specific thresholds over 10-day periods, subject to the following vesting restrictions: no PSUs may vest before the first anniversary of the grant date; no more than one-third of the PSUs may vest before the second anniversary of the grant date; and no more than two-thirds of the PSUs may vest before the third anniversary of the grant date.  Any PSUs which have not vested by the fifth anniversary of the grant date will

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2015 and March 31, 2016

expire.  Expense related to PSUs is recognized on a graded basis over three years.  A summary of PSU activity for the three months ended March 31, 2016 is as follows:

	Number of units	Weighted average grant date fair value
Total awarded and unvested—December 31, 2015	—	$—
Granted	375,000	$26.22
Vested	—	$—
Forfeited	—	$—
Total awarded and unvested—March 31, 2016	375,000	$26.22

The grant-date fair value of PSUs was determined using a Monte Carlo simulation, which uses a probabilistic approach for estimating the fair value of the awards.  Expected volatility was derived from the volatility of the historical stock prices of a peer group of similar publicly-traded companies’ stock prices.  The risk-free interest rate was determined using the yield available for zero-coupon U.S. government issues with a remaining term of five years.  A dividend yield of zero was assumed.

The following table presents information regarding the weighted average fair value for PSUs granted during the three months ended March 31, 2016 and the assumptions used to determine fair value.

Three months ended March 31, 2016
Dividend yield	—%
Volatility	46%
Risk-free interest rate	1.16%
Weighted average fair value of awards granted	$26.22

As of March 31, 2016, there was $8.9 million of unrecognized equity-based compensation expense related to unvested PSUs.  That expense is expected to be recognized over a weighted average period of approximately 1.9 years.

Antero Midstream Partners Phantom and Restricted Unit Awards

Restricted units and phantom units granted by Antero Midstream vest subject to the satisfaction of service requirements, upon the completion of which common units in Antero Midstream are delivered to the holder of the restricted units or phantom units.  These restricted and phantom units are treated, for accounting purposes, as if Antero Midstream distributed the units to Antero.  Antero recognizes compensation expense as the units are granted to employees, and a portion of the expense is allocated to Antero Midstream.  Expense related to each restricted unit and phantom unit award is recognized on a straight-line basis over the requisite service period of the entire award.  Forfeitures are accounted for as they occur through reversal of expense on awards that were forfeited during the period.  The grant date fair values of these awards are determined based on the closing price of Antero Midstream’s common units on the date of grant.  A summary of restricted unit and phantom unit awards activity during the three months ended March 31, 2016 is as follows:

	Number of units	Weighted average grant date fair value	Aggregate intrinsic value (in thousands)
Total awarded and unvested—December 31, 2015	1,667,832	$28.97	$38,060
Granted	—	$—
Vested	—	$—
Forfeited	(11,820)	$29.00
Total awarded and unvested—March 31, 2016	1,656,012	$28.97	$36,614

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2015 and March 31, 2016

Intrinsic values are based on the closing price of Antero Midstream’s common units on the referenced dates.  Unamortized expense of $41.8 million at March 31, 2016 is expected to be recognized over a weighted average period of approximately 2.6 years.

(7)Financial Instruments

The carrying values of accounts receivable and accounts payable at December 31, 2015 and March 31, 2016 approximated market value because of their short-term nature.  The carrying values of the amounts outstanding under the Credit Facility and Midstream Facility at December 31, 2015 and March 31, 2016 approximated fair value because the variable interest rates are reflective of current market conditions.

Based on Level 2 market data inputs, the fair value of the Company’s senior notes was approximately $2.6 billion at December 31, 2015 and $3.1 billion at March 31, 2016.

See note 8 for information regarding the fair value of derivative financial instruments.

(8)Derivative Instruments

(a)Commodity Derivatives

The Company periodically enters into natural gas, NGLs, and oil derivative contracts with counterparties to hedge the price risk associated with its production.  These derivatives are not held for trading purposes.  To the extent that changes occur in the market prices of natural gas, NGLs, and oil, the Company is exposed to market risk on these open contracts.  This market risk exposure is generally offset by the change in market prices of natural gas, NGLs, and oil recognized upon the ultimate sale of the Company’s production.

During the three months ended March 31, 2015 and 2016, the Company was party to various natural gas, NGLs, and oil fixed price swap contracts.  When actual commodity prices exceed the fixed price provided by the swap contracts, the Company pays the excess to the counterparty.  When actual commodity prices are below the contractually provided fixed price, the Company receives the difference from the counterparty.  In addition, the Company has entered into basis swap contracts in order to hedge the difference between the New York Mercantile Exchange (“NYMEX”) index price and a local index price.  The Company’s derivative swap contracts have not been designated as hedges for accounting purposes; therefore, all gains and losses are recognized in the Company’s statements of operations.

As of March 31, 2016, the Company’s fixed price natural gas and NGLs swap positions from April 1, 2016 through December 31, 2022 were as follows (abbreviations in the table refer to the index to which the swap position is tied, as

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2015 and March 31, 2016

follows: TCO=Columbia Gas Transmission; NYMEX=Henry Hub; CGTLA=Columbia Gas Louisiana Onshore; CCG=Chicago City Gate; Mont Belvieu-TET=Mont Belvieu Propane):

	Natural gas MMbtu/day	Propane Bbls/day	Weighted average index price
Three months ending June 30, 2016:
TCO ($/MMBtu)	60,000	—	$4.77
Dominion South ($/MMBtu)	272,500	—	$5.17
NYMEX ($/MMBtu)	1,110,000	—	$3.38
CGTLA ($/MMBtu)	170,000	—	$3.94
Mont Belvieu-TET ($/Gallon)	—	30,000	$0.57
Total	1,612,500	30,000
Three months ending September 30, 2016:
TCO ($/MMBtu)	60,000	—	$4.81
Dominion South ($/MMBtu)	272,500	—	$5.24
NYMEX ($/MMBtu)	1,110,000	—	$3.44
CGTLA ($/MMBtu)	170,000	—	$4.03
Mont Belvieu-TET ($/Gallon)	—	30,000	$0.58
Total	1,612,500	30,000
Three months ending December 31, 2016:
TCO ($/MMBtu)	60,000	—	$5.01
Dominion South ($/MMBtu)	272,500	—	$5.47
NYMEX ($/MMBtu)	1,110,000	—	$3.57
CGTLA ($/MMBtu)	170,000	—	$4.20
Mont Belvieu-TET ($/Gallon)	—	30,000	$0.61
Total	1,612,500	30,000
Year ending December 31, 2017:
NYMEX ($/MMBtu)	1,370,000	—	$3.39
CGTLA ($/MMBtu)	420,000	—	$4.27
CCG ($/MMBtu)	70,000	—	$4.57
Mont Belvieu-TET ($/Gallon)	—	36,500	$0.43
Total	1,860,000	36,500
Year ending December 31, 2018:
NYMEX ($/MMBtu)	2,002,500	—	$3.91
Mont Belvieu-TET ($/Gallon)	—	2,000	$0.65
Total	2,002,500	2,000
Year ending December 31, 2019:
NYMEX ($/MMBtu)	2,330,000		$3.70
Year ending December 31, 2020:
NYMEX ($/MMBtu)	1,377,500		$3.66
Year ending December 31, 2021:
NYMEX ($/MMBtu)	630,000		$3.36
Year ending December 31, 2022:
NYMEX ($/MMBtu)	120,000		$3.24

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2015 and March 31, 2016

As of March 31, 2016, the Company’s natural gas basis swap positions which settle on the pricing index to basis differential of TCO to the NYMEX Henry Hub natural gas price, were as follows:

	Natural gas MMbtu/day	Hedged Differential

Nine months ending December 31, 2016:	290,000	$(0.42)

Year ending December 31, 2017:	125,000	$(0.49)

As of March 31, 2016, the Company’s natural gas basis swap positions which settle on the pricing index to basis differential of NYMEX Henry Hub to the TCO natural gas price, were as follows:

	Natural gas MMbtu/day	Hedged Differential

Nine months ending December 31, 2016:	170,000	$0.29

Year ending December 31, 2017:	125,000	$0.30

(b)Summary

The following is a summary of the fair values of the Company’s derivative instruments and where such values are recorded in the consolidated balance sheets as of December 31, 2015 and March 31, 2016.  None of the Company’s derivative instruments are designated as hedges for accounting purposes.

	December 31, 2015		March 31, 2016
	Balance sheet location	Fair value	Balance sheet location	Fair value
		(In thousands)		(In thousands)
Asset derivatives not designated as hedges for accounting purposes:
Commodity contracts	Current assets	$1,009,030	Current assets	$975,199
Commodity contracts	Long-term assets	2,108,450	Long-term assets	2,098,233

Total asset derivatives		3,117,480		3,073,432

Liability derivatives not designated as hedges for accounting purposes:
Commodity contracts	Current liabilities	—	Current liabilities	—
Commodity contracts	Long-term liabilities	—	Long-term liabilities	375

Total liability derivatives		—		375

Net derivatives		$3,117,480		$3,073,057

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2015 and March 31, 2016

The following table presents the gross amounts of recognized derivative assets and liabilities, the amounts offset under master netting arrangements with counterparties, and the resulting net amounts presented in the consolidated balance sheets as of the dates presented, all at fair value (in thousands):

	December 31, 2015			March 31, 2016
	Gross amounts on balance sheet	Gross amounts offset on balance sheet	Net amounts of assets on balance sheet	Gross amounts on balance sheet	Gross amounts offset on balance sheet	Net amounts of assets on balance sheet
Commodity derivative assets	$3,163,639	(46,159)	3,117,480	$3,172,511	(99,079)	3,073,432
Commodity derivative liabilities	$—	—	—	$(375)	—	(375)

The following is a summary of derivative fair value gains and where such values are recorded in the condensed consolidated statements of operations for three months ended March 31, 2015 and 2016 (in thousands):

	Statement of operations	Three months ended March 31,
	location	2015	2016
Commodity derivative fair value gains	Revenue	$759,554	279,924

The fair value of commodity derivative instruments was determined using Level 2 inputs.

(9)Contingencies

The Company is the plaintiff in two nearly identical lawsuits against  South Jersey Gas Company and South Jersey Resources Group, LLC (collectively “SJGC”) pending in United States District Court in Colorado.  The Company filed suit against SJGC seeking relief for breach of contract and damages in the amounts that SJGC has short paid and continues to short pay, the Company in connection with two long term gas contracts.  Under those contracts, SJGC are long term purchasers of some of the Company’s natural gas production.  Deliveries under the contracts began in October 2011 and the delivery obligation continues through October 2019.  SJGC unilaterally breached the contracts claiming that the index prices specified in the contracts, and the index prices at which SJGC paid for deliveries from 2011 through September 2014, are no longer appropriate under the contracts because a market disruption event (as defined by the contract) has occurred and, as a result, a new index price is to be determined by the parties.   Beginning in October 2014, SJGC began short paying the Company based on indexes unilaterally selected by SJGC and not the index specified in the contract.  The Company contends that no market disruption event has occurred and that SJGC have breached the contracts by failing to pay the Company based on the express price terms of the contracts.  Through March 31, 2016, the Company estimates that it is owed approximately $43 million more than SJGC has paid using the indexes unilaterally selected by them.

The Company and Washington Gas Light Company and WGL Midstream, Ind. (collectively “WGL”) are also involved in a pricing dispute involving contracts that the Company began delivering gas under in January 2016.  The Company has invoiced WGL at the index price specified in the contract and WGL has paid the Company based on that invoice price; however, WGL maintains that the index price is no longer appropriate under the contracts and that an undefined alternative index is more appropriate for the delivery point of the gas.  We expect that the matter will be submitted to arbitration. The Company believes that there is no basis for WGL’s position and intends to vigorously dispute the WGL claim in arbitration and the courts.

The Company is party to various other legal proceedings and claims in the ordinary course of its business.  The Company believes that certain of these matters will be covered by insurance and that the outcome of other matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

(10)Contract Termination and Rig Stacking

During the three months ended March 31, 2015, the Company incurred $9.0 million of costs for the delay or cancelation of drilling contracts with third-party contractors.

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2015 and March 31, 2016

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

The operating results and assets of the Company’s reportable segments were as follows for the three months ended March 31, 2015 and 2016 (in thousands):

	Exploration and production	Gathering and compression	Water handling and treatment	Marketing	Elimination of intersegment transactions	Consolidated total
Three months ended March 31, 2015:
Sales and revenues:
Third-party	$1,165,739	2,301	3,867	57,780	—	1,229,687
Intersegment	350	49,942	30,563	—	(80,855)	—
Total	$1,166,089	52,243	34,430	57,780	(80,855)	1,229,687

Operating expenses:
Lease operating	$7,783	—	6,752	—	(6,433)	8,102
Gathering, compression, processing, and transportation	205,679	7,988	—	—	(50,005)	163,662
Depletion, depreciation, and amortization	161,505	14,675	6,120	—	—	182,300
General and administrative expense	47,417	9,501	2,418	—	(287)	59,049
Other operating expenses	38,970	3,701	860	73,349	—	116,880
Total	461,354	35,865	16,150	73,349	(56,725)	529,993
Operating income (loss)	$704,735	16,378	18,280	(15,569)	(24,130)	699,694
Segment assets	$10,835,973	1,410,631	421,320	28,007	(213,980)	12,481,951
Capital expenditures for segment assets	$646,842	125,988	22,126	—	(24,130)	770,826

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2015 and March 31, 2016

	Exploration and production	Gathering and compression	Water handling and treatment	Marketing	Elimination of intersegment transactions	Consolidated total
Three months ended March 31, 2016:
Sales and revenues:
Third-party	$617,944	3,587	257	99,216	—	721,004
Intersegment	3,825	65,804	66,182	—	(135,811)	—
Total	$621,769	69,391	66,439	99,216	(135,811)	721,004

Operating expenses:
Lease operating	$11,332	—	40,714	—	(40,753)	11,293
Gathering, compression, processing, and transportation	267,445	7,170	—	—	(65,877)	208,738
Depletion, depreciation, and amortization	167,552	17,068	6,962	—	—	191,582
General and administrative expense	43,552	9,335	3,756	—	(356)	56,287
Other operating expenses	35,165	449	4,204	137,933	(3,396)	174,355
Total	525,046	34,022	55,636	137,933	(110,382)	642,255
Operating income (loss)	$96,723	35,369	10,803	(38,717)	(25,429)	78,749
Segment assets	$12,738,875	1,518,554	524,348	35,983	(529,048)	14,288,712
Capital expenditures for segment assets	$449,830	48,686	37,036	—	(25,429)	510,123

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

The following Condensed Consolidating Balance Sheets at December 31, 2015 and March 31, 2016, and the related statements of operations and comprehensive income (loss) for the three months ended March 31, 2015 and 2016 and statements of cash flows for the three months ended March 31, 2015 and 2016 present financial information for Antero on a stand-alone basis (carrying its investment in wholly-owned subsidiaries using the equity method), financial information for the subsidiary guarantors, financial information for the non-guarantor subsidiaries, and the consolidation and elimination entries necessary to arrive at the information for the Company on a consolidated basis.  Antero’s wholly-owned subsidiaries are not restricted from making distributions to the Parent.

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2015 and March 31, 2016

Condensed Consolidating Balance Sheets

December 31, 2015

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$16,590	—	6,883	—	23,473
Accounts receivable, net	76,697	—	2,707	—	79,404
Intercompany receivables	2,138	—	65,712	(67,850)	—
Accrued revenue	128,242	—	—	—	128,242
Derivative instruments	1,009,030	—	—	—	1,009,030
Other current assets	8,087	—	—	—	8,087
Total current assets	1,240,784	—	75,302	(67,850)	1,248,236
Property and equipment:
Natural gas properties, at cost (successful efforts method):
Unproved properties	1,996,081	—	—	—	1,996,081
Proved properties	8,243,901	—	—	(32,795)	8,211,106
Water handling and treatment systems	—	—	565,616	—	565,616
Gathering systems and facilities	16,561	—	1,485,835	—	1,502,396
Other property and equipment	46,415	—	—	—	46,415
	10,302,958	—	2,051,451	(32,795)	12,321,614
Less accumulated depletion, depreciation, and amortization	(1,431,747)	—	(157,625)	—	(1,589,372)
Property and equipment, net	8,871,211	—	1,893,826	(32,795)	10,732,242
Derivative instruments	2,108,450	—	—	—	2,108,450
Investments in subsidiaries	(302,336)	—	—	302,336	—
Contingent acquisition consideration	178,049	—	—	(178,049)	—
Other assets, net	15,661	—	10,904	—	26,565
Total assets	$12,111,819	—	1,980,032	23,642	14,115,493

Liabilities and Equity
Current liabilities:
Accounts payable	$303,197	—	60,963	—	364,160
Intercompany payable	65,712	—	2,138	(67,850)	—
Accrued liabilities	158,713	—	35,363	—	194,076
Revenue distributions payable	129,949	—	—	—	129,949
Other current liabilities	18,935	—	150	—	19,085
Total current liabilities	676,506	—	98,614	(67,850)	707,270
Long-term liabilities:
Long-term debt	4,048,782	—	620,000	—	4,668,782
Deferred income tax liability	1,370,686	—	—	—	1,370,686
Contingent acquisition consideration	—	—	178,049	(178,049)	—
Other liabilities	81,453	—	624	—	82,077
Total liabilities	6,177,427	—	897,287	(245,899)	6,828,815
Equity:
Stockholders' equity:
Partners' capital	—	—	1,082,745	(1,082,745)	—
Common stock	2,770	—	—	—	2,770
Additional paid-in capital	4,122,811	—	—	—	4,122,811
Accumulated earnings	1,808,811	—	—	—	1,808,811
Total stockholders' equity	5,934,392	—	1,082,745	(1,082,745)	5,934,392
Noncontrolling interest in consolidated subsidiary	—	—	—	1,352,286	1,352,286
Total equity	5,934,392	—	1,082,745	269,541	7,286,678
Total liabilities and equity	$12,111,819	—	1,980,032	23,642	14,115,493

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2015 and March 31, 2016

Condensed Consolidating Balance Sheet

March 31, 2016

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$25,392	—	14,478	—	39,870
Accounts receivable, net	77,461	—	1,292	—	78,753
Intercompany receivables	3,736	—	63,445	(67,181)	—
Accrued revenue	136,446	—	—	—	136,446
Derivative instruments	975,199	—	—	—	975,199
Other current assets	7,736	—	336	—	8,072
Total current assets	1,225,970	—	79,551	(67,181)	1,238,340
Property and equipment:
Natural gas properties, at cost (successful efforts method):
Unproved properties	1,994,377	—	—	—	1,994,377
Proved properties	8,589,337	—	—	(58,224)	8,531,113
Water handling and treatment systems	—	—	582,331	—	582,331
Gathering systems and facilities	16,561	—	1,527,205	—	1,543,766
Other property and equipment	46,741	—	—	—	46,741
	10,647,016	—	2,109,536	(58,224)	12,698,328
Less accumulated depletion, depreciation, and amortization	(1,599,078)	—	(181,448)	—	(1,780,526)
Property and equipment, net	9,047,938	—	1,928,088	(58,224)	10,917,802
Derivative instruments	2,098,233	—	—	—	2,098,233
Investments in subsidiaries	(328,376)	—	—	328,376	—
Contingent acquisition consideration	181,445	—	—	(181,445)	—
Other assets, net	14,530	—	19,807	—	34,337
Total assets	$12,239,740	—	2,027,446	21,526	14,288,712

Liabilities and Equity
Current liabilities:
Accounts payable	$193,395	—	57,402	—	250,797
Intercompany payable	63,445	—	3,736	(67,181)	—
Accrued liabilities	229,463	—	12,213	—	241,676
Revenue distributions payable	132,918	—	—	—	132,918
Other current liabilities	19,537	—	156	—	19,693
Total current liabilities	638,758	—	73,507	(67,181)	645,084
Long-term liabilities:
Long-term debt	4,022,809	—	680,000	—	4,702,809
Deferred income tax liability	1,439,825	—	—	—	1,439,825
Contingent acquisition consideration	—	—	181,445	(181,445)	—
Derivative instruments	375	—	—	—	375
Other liabilities	79,691	—	584	—	80,275
Total liabilities	6,181,458	—	935,536	(248,626)	6,868,368
Equity:
Stockholders' equity:
Partners' capital	—	—	1,091,910	(1,091,910)	—
Common stock	2,771	—	—	—	2,771
Additional paid-in capital	4,251,755	—	—	—	4,251,755
Accumulated earnings	1,803,756	—	—	—	1,803,756
Total stockholders' equity	6,058,282	—	1,091,910	(1,091,910)	6,058,282
Noncontrolling interest in consolidated subsidiary	—	—	—	1,362,062	1,362,062
Total equity	6,058,282	—	1,091,910	270,152	7,420,344
Total liabilities and equity	$12,239,740	—	2,027,446	21,526	14,288,712

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2015 and March 31, 2016

Condensed Consolidating Statement of Operations and Comprehensive Income

Three Months Ended March 31, 2015

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Natural gas sales	$314,942	—	—	—	314,942
Natural gas liquids sales	78,786	—	—	—	78,786
Oil sales	12,457	—	—	—	12,457
Gathering, compression, and water handling and treatment	3,867	—	52,243	(49,942)	6,168
Marketing	57,780	—	—	—	57,780
Commodity derivative fair value gains	759,554	—	—	—	759,554
Other income	276	—	—	(276)	—
Total revenue	1,227,662	—	52,243	(50,218)	1,229,687
Operating expenses:
Lease operating	8,102	—	—	—	8,102
Gathering, compression, processing, and transportation	205,679	—	7,988	(50,005)	163,662
Production and ad valorem taxes	20,517	—	3,701	—	24,218
Marketing	73,349	—	—	—	73,349
Exploration	1,371	—	—	—	1,371
Impairment of unproved properties	8,577	—	—	—	8,577
Depletion, depreciation, and amortization	167,718	—	14,582	—	182,300
Accretion of asset retirement obligations	400	—	—	—	400
General and administrative	49,761	—	9,501	(213)	59,049
Contract termination and rig stacking	8,965	—	—	—	8,965
Total operating expenses	544,439	—	35,772	(50,218)	529,993
Operating income	683,223	—	16,471	—	699,694
Other income (expenses):
Interest	(52,362)	—	(823)	—	(53,185)
Equity in net income of subsidiaries	10,908	—	—	(10,908)	—
Total other expenses	(41,454)	—	(823)	(10,908)	(53,185)
Income before income taxes	641,769	—	15,648	(10,908)	646,509
Provision for income tax expense	(247,338)	—	—	—	(247,338)
Net income and comprehensive income including noncontrolling interest	394,431	—	15,648	(10,908)	399,171
Net income and comprehensive income attributable to noncontrolling interest	—	—	—	4,740	4,740
Net income and comprehensive income attributable to Antero Resources Corporation	$394,431	—	15,648	(15,648)	394,431

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2015 and March 31, 2016

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Three Months Ended March 31, 2016

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Natural gas sales	$254,776	—	—	—	254,776
Natural gas liquids sales	73,065	—	—	—	73,065
Oil sales	10,179	—	—	—	10,179
Gathering, compression, and water handling and treatment	—	—	135,830	(131,986)	3,844
Marketing	99,216	—	—	—	99,216
Commodity derivative fair value gains	279,924	—	—	—	279,924
Other income	3,825	—	—	(3,825)	—
Total revenue	720,985	—	135,830	(135,811)	721,004
Operating expenses:
Lease operating	11,332	—	40,714	(40,753)	11,293
Gathering, compression, processing, and transportation	267,445	—	7,170	(65,877)	208,738
Production and ad valorem taxes	18,027	—	1,257	—	19,284
Marketing	137,933	—	—	—	137,933
Exploration	1,014	—	—	—	1,014
Impairment of unproved properties	15,526	—	—	—	15,526
Depletion, depreciation, and amortization	167,759	—	23,823	—	191,582
Accretion of asset retirement obligations	598	—	—	—	598
General and administrative	43,552	—	13,091	(356)	56,287
Accretion of contingent acquisition consideration	—	—	3,396	(3,396)	—
Total operating expenses	663,186	—	89,451	(110,382)	642,255
Operating income	57,799	—	46,379	(25,429)	78,749
Other income (expenses):
Interest	(59,823)	—	(3,461)	—	(63,284)
Equity in net income of subsidiaries	1,784	—	—	(1,784)	—
Total other expenses	(58,039)	—	(3,461)	(1,784)	(63,284)
Income before income taxes	(240)	—	42,918	(27,213)	15,465
Provision for income tax expense	(4,815)	—	—	—	(4,815)
Net income (loss) and comprehensive income (loss) including noncontrolling interest	(5,055)	—	42,918	(27,213)	10,650
Net income and comprehensive income attributable to noncontrolling interest	—	—	—	15,705	15,705
Net income (loss) and comprehensive income (loss) attributable to Antero Resources Corporation	$(5,055)	—	42,918	(42,918)	(5,055)

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2015 and March 31, 2016

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2015

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$311,705	—	39,735	—	351,440
Cash flows used in investing activities:
Additions to unproved properties	(51,541)	—	—	—	(51,541)
Drilling and completion costs	(569,068)	—	—	—	(569,068)
Additions to water handling and treatment systems	(22,126)	—	—	—	(22,126)
Additions to gathering systems and facilities	(40,251)	—	(85,737)	—	(125,988)
Additions to other property and equipment	(2,103)	—	—	—	(2,103)
Change in other assets	(895)	—	(7,515)	—	(8,410)
Net distributions from guarantor subsidiary	20,000	—	—	(20,000)	—
Distributions from non-guarantor subsidiary	9,984	—	—	(9,984)	—
Proceeds from asset sales	40,000	—	—	—	40,000
Net cash used in investing activities	(616,000)	—	(93,252)	(29,984)	(739,236)
Cash flows provided by (used in) financing activities:
Issuance of common stock	537,875	—	—	—	537,875
Issuance of senior notes	750,000	—	—	—	750,000
Borrowings (repayments) on bank credit facility, net	(960,000)	20,000	—	—	(940,000)
Payments of deferred financing costs	(15,008)	—	(14)	—	(15,022)
Distributions	—	(20,000)	(14,322)	29,984	(4,338)
Employee tax withholding for settlement of equity compensation awards	(46)	—	—	—	(46)
Other	(1,161)	—	—	—	(1,161)
Net cash provided by (used in) financing activities	311,660	—	(14,336)	29,984	327,308
Net increase (decrease) in cash and cash equivalents	7,365	—	(67,853)	—	(60,488)
Cash and cash equivalents, beginning of period	15,787	—	230,192	—	245,979
Cash and cash equivalents, end of period	$23,152	—	162,339	—	185,491

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2015 and March 31, 2016

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2016

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$257,820	—	82,348	—	340,168
Cash flows used in investing activities:
Additions to unproved properties	(28,675)	—	—	—	(28,675)
Drilling and completion costs	(395,185)	—	—	—	(395,185)
Additions to water handling and treatment systems	—	—	(37,036)	—	(37,036)
Additions to gathering systems and facilities	—	—	(48,686)	—	(48,686)
Additions to other property and equipment	(541)	—	—	—	(541)
Change in other assets	98	—	(9,270)	—	(9,172)
Net distributions from subsidiaries	25,712	—	—	(25,712)	—
Net cash used in investing activities	(398,591)	—	(94,992)	(25,712)	(519,295)
Cash flows provided by financing activities:
Sale of common units in Antero Midstream Partners LP by Antero Resources Corporation	178,000	—	—	—	178,000
Borrowings (repayments) on bank credit facility, net	(27,000)	—	60,000	—	33,000
Payments of deferred financing costs	(64)	—	—	—	(64)
Distributions	—	—	(39,725)	25,712	(14,013)
Employee tax withholding for settlement of equity compensation awards	(117)	—	—	—	(117)
Other	(1,246)	—	(36)	—	(1,282)
Net cash provided by financing activities	149,573	—	20,239	25,712	195,524
Net increase in cash and cash equivalents	8,802	—	7,595	—	16,397
Cash and cash equivalents, beginning of period	16,590	—	6,883	—	23,473
Cash and cash equivalents, end of period	$25,392	—	14,478	—	39,870

(13)Commitments

The following is a schedule of future minimum payments for firm transportation, drilling rig, hydraulic fracturing, processing, gathering and compression, and office and equipment agreements, as well as leases that have remaining lease terms in excess of one year as of March 31, 2016 (in millions).

	Firm transportation	Processing, gathering and compression	Drilling rigs and completion services	Office and equipment
	(a)	(b)	(c)	(d)	Total
Year ending March 31:
2017	$482	332	158	13	985
2018	784	326	72	12	1,194
2019	942	223	2	11	1,178
2020	1,067	186	—	9	1,262
2021	1,079	186	—	7	1,272
Thereafter	10,761	829	—	30	11,620
Total	$15,115	2,082	232	82	17,511

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

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2015 and March 31, 2016

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

The Company has various gathering and compression service agreements with third parties that provide for payments based on volumes gathered or compressed.  The minimum payment obligations under these agreements are presented in the table.

The values in the table represent the gross amounts that the Company is committed to pay; however, the Company will record in the consolidated financial statements its proportionate share of costs based on its working interest.  The table does not include intracompany commitments.

(c) Drilling Rig Service Commitments

The Company has obligations under agreements with service providers to procure drilling rigs and hydraulic fracturing services.  The values in the table represent the gross amounts that the Company is committed to pay; however, the Company will record in the consolidated financial statements its proportionate share of costs based on its working interest.

(d) Office and Equipment Leases

The Company leases various office space and equipment, as well as field equipment, under capital and operating lease arrangements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions, or beliefs about future events may, and often do, vary from actual results and the differences can be material. Some of the key factors that could cause actual results to vary from our expectations include changes in natural gas, NGLs, and oil prices, the timing of planned capital expenditures, our ability to fund our development programs, availability of acquisitions, uncertainties in estimating proved reserves and forecasting production results, operational factors affecting the commencement or maintenance of producing wells, the condition of the capital markets generally, as well as our ability to access them, and uncertainties regarding environmental regulations or litigation and other legal or regulatory developments affecting our business, as well as those factors discussed below, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. See “Cautionary Statement Regarding Forward-Looking Statements.” Also, see the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors.” We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law. For more information, please refer to the Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 24, 2016.

In this section, references to “Antero,” “the Company,” “we,” “us,” and “our” refer to Antero Resources Corporation and its subsidiaries, unless otherwise indicated or the context otherwise requires.

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

We have assembled a portfolio of long-lived properties that are characterized by what we believe to be low geologic risk and repeatability.  Our drilling opportunities are focused in the Marcellus Shale and Utica Shale of the Appalachian Basin.  As of March 31, 2016, we held approximately 573,000 net acres of rich gas and dry gas properties located in the Appalachian Basin in West Virginia, Ohio, and Pennsylvania.  Our corporate headquarters are in Denver, Colorado.

We operate in the following industry segments: (i) the exploration and production of natural gas, NGLs, and oil; (ii) gathering and compression; (iii) water handling and treatment; and (iv) marketing.  All of our operations are conducted in the United States.

Address, Internet Website and Availability of Public Filings

Our principal executive offices are at 1615 Wynkoop Street, Denver, Colorado 80202.  Our telephone number is (303) 357-7310. Our website is located at www.anteroresources.com.

We make available free of charge our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K as soon as reasonably practicable after we file such material with, or furnish it to, the SEC.  These documents are located www.anteroresources.com under the “Investors Relations” link.

Information on our website is not incorporated into this Quarterly Report on Form 10-Q or our other filings with the SEC and is not a part of them.

2016 Developments and Highlights

Energy Industry Environment

In late 2014, global energy commodity prices declined precipitously as a result of several factors, including an increase in worldwide commodity supplies, a stronger U.S. dollar, relatively mild weather in large portions of the U.S. during winter months, and strong competition among oil producing countries for market share.  These events continued throughout 2015 and into 2016 and, along with slower economic growth in China, have led to the continued low commodity prices.  Spot prices for WTI declined from approximately $106.00 per Bbl in June 2014 to less than $50.00 per Bbl in January 2015, and declined further to less than $40.00 per Bbl in March 2016.  Spot prices for Henry Hub natural gas declined from approximately $4.40 per MMBtu in January 2014 to $3.00 per MMBtu in January 2015, and declined further to less than $2.00 per MMBtu in March 2016.  Spot prices for propane, which is the largest portion of our NGLs sales, declined from approximately $1.55 per gallon in January 2014 to less than $0.50 per gallon in January 2015, and declined further to less than $0.45 per gallon in March 2016.

In response to these market conditions and concerns about access to capital markets, many U.S. exploration and production companies significantly reduced their capital spending plans in 2015, and further reduced their capital spending plans for 2016.  Our capital budget for drilling, completions, and land in 2016 is $1.4 billion, a 24% reduction from our 2015 capital expenditures.  We plan to operate an average of 7 drilling rigs in 2016 as compared to an average of 14 rigs in 2015, and we plan to complete 110 horizontal wells in the Marcellus and Utica Shales in 2016 as compared to 131 in 2015.  In conjunction with the reduction in our capital expenditures during 2016, we plan to defer the completion of 70 wells until 2017.

We believe that our 2016 capital budget will be fully funded through operating cash flows and available borrowing capacity under our revolving credit facility and capital market transactions.  We will continue to monitor commodity prices and may revise the capital budget if conditions warrant.  Additionally, given the current commodity price environment, we have evaluated the carrying value of our proved properties.  See “—Critical Accounting Policies and Estimates” for a discussion of such evaluation.

Production and Financial Results

For the three months ended March 31, 2016, we generated cash flow from operations of $340 million, a net loss of $5 million, and Adjusted EBITDAX of $355 million.  This compares to cash flow from operations of $351 million, net income of $394 million, and Adjusted EBITDAX of $355 million for the three months ended March 31, 2015.  The net loss of $5 million for the three months ended March 31, 2016 included (i) $280 million of commodity derivative fair value gains, including $324 million of settled derivative gains, (ii) a noncash charge of $23 million for equity-based compensation, (iii) a noncash charge of $16 million for impairments of unproved properties, and (iv) a noncash deferred tax expense of $5 million.  See “—Non-GAAP Financial Measure” for a definition of Adjusted EBITDAX (a non-GAAP measure) and a reconciliation of Adjusted EBITDAX to net income.

For the three months ended March 31, 2016, our production totaled approximately 160 Bcfe, or 1,758 MMcfe per day, a 18% increase compared to 134 Bcfe, or 1,485 MMcfe per day, for the three months ended March 31, 2015.  The average price received for production for the three months ended March 31, 2016 was $2.11 per Mcfe before the effects of gains on settled derivatives compared to $3.04 per Mcfe for the three months ended March 31, 2015.  Average prices including the effects of gains on settled derivatives were $4.14 per Mcfe for the three months ended March 31, 2016 compared to $4.42 per Mcfe for the three months ended March 31, 2015.

2016 Capital Budget

For the three months ended March 31, 2016, our consolidated capital expenditures were approximately $510 million, including drilling and completion costs of $395 million, gathering and compression costs of Antero Midstream of $49 million, water handling and treatment costs of Antero Midstream of $37 million, $29 million of leasehold costs, and other capital expenditures of $1 million.  Our capital budget for drilling, completions, and land for 2016 is $1.4 billion and includes: $1.3 billion for drilling and completion and $100 million for core leasehold acreage costs.  We do not budget for acquisitions.  Approximately 75% of the drilling and completion budget is allocated to the Marcellus Shale, and the remaining 25% is allocated to the Utica Shale.  During 2016, we plan to operate an average of 5 drilling rigs in the Marcellus Shale and 2 drilling rigs in the Utica Shale.  Additionally, the capital budget for Antero Midstream for 2016 is $435 million.  We periodically review our capital expenditures and adjust our budget and its allocation based on liquidity, drilling results, leasehold acquisition opportunities, and commodity prices.

Hedge Position

As of March 31, 2016, we had entered into hedging contracts for April 1, 2016 through December 31, 2022 for approximately 3.5 Tcf of our projected natural gas production at a weighted average index price of $3.72 per MMbtu and 937 million gallons of propane at a weighted average price of $0.49 per gallon.  These hedging contracts include contracts for the remaining nine months ended December 31, 2016 of approximately 443 Bcf of natural gas at a weighted average index price of $3.89 per Mcf and 347 million gallons of propane at a weighted average price of $0.59 per gallon.

Sale of Antero Midstream Units

On March 30, 2016, we completed a public offering of 8,000,000 common units representing limited partner interests in Antero Midstream which were held by Antero.  In connection with the offering, we granted the underwriter a 30-day option to purchase a maximum of 1,200,000 additional common units from us at the offering price.  Antero received total proceeds from the transaction of $178 million.  The proceeds from the offering were used to pay down amounts outstanding under our revolving credit facility and to fund a portion of our 2016 development program.

Credit Facilities

As of March 31, 2016, the borrowing base under our revolving credit facility was $4.5 billion and lender commitments were $4.0 billion.  The borrowing base under our revolving credit facility is redetermined semi-annually and is based on the estimated future cash flows from our proved oil and gas reserves and our commodity hedge positions.  In April 2016, the borrowing base was reaffirmed at $4.5 billion, and lender commitments remain at $4.0 billion.  The next redetermination is scheduled to occur in October 2016.  At March 31, 2016, we had $680 million of borrowings and $702 million of letters of credit outstanding under the revolving credit facility.  Our revolving credit facility matures in May 2019.  See “—Debt Agreements and Contractual Obligations—Senior Secured Revolving Credit Facility” for a description of our revolving credit facility.

Our consolidated subsidiary, Antero Midstream, has a revolving credit facility agreement that provides for lender commitments of $1.5 billion.  At March 31, 2016, Antero Midstream had $680 million of borrowings outstanding under its revolving credit facility.  The facility will mature in November 2019.  See “—Debt Agreements and Contractual Obligations—Midstream Credit Facility” for a description of this revolving credit facility.

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2016

The Company has four operating segments: (1) the exploration and production of natural gas, NGLs, and oil; (2) gathering and compression; (3) water handling and treatment; and (4) marketing.  Revenues from the gathering and compression and water handling and treatment segments are primarily derived from intersegment transactions for services provided to our exploration and production segment by Antero Midstream.  Marketing revenues are primarily derived from activities to purchase and sell third-party natural gas and NGLs and to market excess firm transportation capacity to third parties.  The operating results of the Company’s reportable segments, including Adjusted EBITDAX, were as follows for the three months ended March 31, 2015 and 2016 (in thousands):

	Exploration and production	Gathering and compression	Water handling and treatment	Marketing	Elimination of intersegment transactions	Consolidated total
Three months ended March 31, 2015:
Sales and revenues:
Third-party	$1,165,739	2,301	3,867	57,780	—	1,229,687
Intersegment	350	49,942	30,563	—	(80,855)	—
Total	$1,166,089	52,243	34,430	57,780	(80,855)	1,229,687

Operating expenses:
Lease operating	$7,783	—	6,752	—	(6,433)	8,102
Gathering, compression, processing, and transportation	205,679	7,988	—	—	(50,005)	163,662
Depletion, depreciation, and amortization	161,505	14,675	6,120	—	—	182,300
General and administrative expense (before equity-based compensation)	25,413	4,878	1,262	—	(287)	31,266
Equity-based compensation expense	22,004	4,623	1,156	—	—	27,783
Other operating expenses	38,970	3,701	860	73,349	—	116,880
Total	461,354	35,865	16,150	73,349	(56,725)	529,993
Operating income (loss)	$704,735	16,378	18,280	(15,569)	(24,130)	699,694

Segment Adjusted EBITDAX (1)	333,078	35,676	25,556	(15,569)	(24,130)	354,611

	Exploration and production	Gathering and compression	Water handling and treatment	Marketing	Elimination of intersegment transactions	Consolidated total
Three months ended March 31, 2016:
Sales and revenues:
Third-party	$617,944	3,587	257	99,216	—	721,004
Intersegment	3,825	65,804	66,182	—	(135,811)	—
Total	$621,769	69,391	66,439	99,216	(135,811)	721,004

Operating expenses:
Lease operating	$11,332	—	40,714	—	(40,753)	11,293
Gathering, compression, processing, and transportation	267,445	7,170	—	—	(65,877)	208,738
Depletion, depreciation, and amortization	167,552	17,068	6,962	—	—	191,582
General and administrative expense (before equity-based compensation)	26,054	4,949	2,170	—	(356)	32,817
Equity-based compensation expense	17,498	4,386	1,586	—	—	23,470
Other operating expenses	35,165	449	4,204	137,933	(3,396)	174,355
Total	525,046	34,022	55,636	137,933	(110,382)	642,255
Operating income (loss)	$96,723	35,369	10,803	(38,717)	(25,429)	78,749

Segment Adjusted EBITDAX (1)	339,977	56,823	22,747	(38,717)	(25,429)	355,401

(1)

See “—Non-GAAP Financial Measure” for a definition of Adjusted EBITDAX (a non-GAAP measure) and a reconciliation of Adjusted EBITDAX to net income including noncontrolling interest and net cash provided by operating activities on a consolidated basis.

The following tables set forth selected operating data for the three months ended March 31, 2015 compared to the three months ended March 31, 2016:

	Three Months Ended March 31,		Amount of Increase	Percent
(in thousands)	2015	2016	(Decrease)	Change
Operating revenues:
Natural gas sales	$314,942	$254,776	$(60,166)	(19)%
NGLs sales	78,786	73,065	(5,721)	(7)%
Oil sales	12,457	10,179	(2,278)	(18)%
Gathering, compression, and water handling and treatment	6,168	3,844	(2,324)	(38)%
Marketing	57,780	99,216	41,436	72%
Commodity derivative fair value gains	759,554	279,924	(479,630)	(63)%
Total operating revenues	1,229,687	721,004	(508,683)	(41)%
Operating expenses:
Lease operating	8,102	11,293	3,191	39%
Gathering, compression, processing, and transportation	163,662	208,738	45,076	28%
Production and ad valorem taxes	24,218	19,284	(4,934)	(20)%
Marketing	73,349	137,933	64,584	88%
Exploration	1,371	1,014	(357)	(26)%
Impairment of unproved properties	8,577	15,526	6,949	81%
Depletion, depreciation, and amortization	182,300	191,582	9,282	5%
Accretion of asset retirement obligations	400	598	198	50%
General and administrative (before equity-based compensation)	31,266	32,817	1,551	5%
Equity-based compensation	27,783	23,470	(4,313)	(16)%
Contract termination and rig stacking	8,965	—	(8,965)	*
Total operating expenses	529,993	642,255	112,262	21%
Operating income	699,694	78,749	(620,945)	(89)%

Other Expenses:
Interest expense	(53,185)	(63,284)	(10,099)	19%
Income before income taxes	646,509	15,465	(631,044)	(98)%
Income tax expense	(247,338)	(4,815)	242,523	(98)%
Net income and comprehensive income including noncontrolling interest	399,171	10,650	(388,521)	(97)%
Net income and comprehensive income attributable to noncontrolling interest	4,740	15,705	10,965	231%
Net income (loss) and comprehensive income (loss) attributable to Antero Resources Corporation	$394,431	$(5,055)	$(399,486)	*

Adjusted EBITDAX (1)	$354,611	$355,401	$790	—%

(1)

See “—Non-GAAP Financial Measure” for a definition of Adjusted EBITDAX (a non-GAAP measure) and a reconciliation of Adjusted EBITDAX to net income (loss) including noncontrolling interest and net cash provided by operating activities.

*Not meaningful or applicable.

	Three Months Ended March 31,		Amount of Increase	Percent
	2015	2016	(Decrease)	Change
Production data:
Natural gas (Bcf)	112	123	11	9%
C2 Ethane (MBbl)	—	1,081	1,081	*
C3+ NGLs (MBbl)	3,241	4,681	1,440	44%
Oil (MBbl)	366	472	106	29%
Combined (Bcfe)	134	160	26	20%
Daily combined production (MMcfe/d)	1,485	1,758	273	18%
Average prices before effects of derivative settlements(2):
Natural gas (per Mcf)	$2.81	$2.08	$(0.73)	(26)%
C2 Ethane (per Bbl)	$—	$6.68	$6.68	*
C3+ NGLs (per Bbl)	$24.31	$14.07	$(10.24)	(42)%
Oil (per Bbl)	$34.03	$21.56	$(12.47)	(37)%
Combined (per Mcfe)	$3.04	$2.11	$(0.93)	(31)%
Average realized prices after effects of derivative settlements(2):
Natural gas (per Mcf)	$4.37	$4.54	$0.17	4%
C2 Ethane (per Bbl)	$—	$6.68	$6.68	*
C3+ NGLs (per Bbl)	$26.23	$18.88	$(7.35)	(28)%
Oil (per Bbl)	$45.08	$21.56	$(23.52)	(52)%
Combined (per Mcfe)	$4.42	$4.14	$(0.28)	(6)%
Average Costs (per Mcfe):
Lease operating	$0.06	$0.07	$0.01	17%
Gathering, compression, processing, and transportation	$1.22	$1.30	$0.08	7%
Production and ad valorem taxes	$0.18	$0.12	$(0.06)	(33)%
Marketing, net	$0.12	$0.24	$0.12	100%
Depletion, depreciation, amortization, and accretion	$1.37	$1.20	$(0.17)	(12)%
General and administrative (before equity-based compensation)	$0.23	$0.21	$(0.02)	(9)%

(2)

Average sales prices shown in the table reflect both the before and after effects of our settled derivatives.  Our calculation of such after effects includes gains on settlements of derivatives, which do not qualify for hedge accounting because we do not designate or document them as hedges for accounting purposes.  Oil and NGLs production was converted at 6 Mcf per Bbl to calculate total Bcfe production and per Mcfe amounts.  This ratio is an estimate of the equivalent energy content of the products and does not necessarily reflect their relative economic value.

Discussion of Consolidated Exploration and Production Results for the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2016

Natural gas, NGLs, and oil sales.  Revenues from production of natural gas, NGLs, and oil decreased from $406 million for the three months ended March 31, 2015 to $338 million for the three months ended March 31, 2016, a decrease of $68 million, or 17%.  Our production increased by 18% over that same period, from 134 Bcfe, or 1,485 MMcfe per day, for the three months ended March 31, 2015 to 160 Bcfe, or 1,758 MMcfe per day, for the three months ended March 31, 2016.  Net equivalent prices before the effects of settled derivative gains decreased from $3.04 per Mcfe for the three months ended March 31, 2015 to $2.11 for the three months ended March 31, 2016, a decrease of 31%.  Prices for natural gas, NGLs, and oil all declined from 2015 levels.  Net equivalent prices after the effects of gains on settled derivatives decreased from $4.42 for the three months ended March 31, 2015 to $4.14 for the three months ended March 31, 2016.

Increased production volumes accounted for an approximate $80 million increase in year-over year product revenues (calculated as the change in year-to-year volumes times the prior year average price), and decreases in our equivalent prices accounted for an approximate $148 million decrease in year-over-year product revenues (calculated as the change in year-to-year average price times current year production volumes).  Production increases resulted from an increase in the number of producing wells as a result of our active drilling and completion program.  Based on our current drilling and completion plans for the remainder of 2016, and the increasing size of our production base, the rate of growth in our production may decline from the rate of growth realized in recent years.

Commodity derivative fair value gains.  To achieve more predictable cash flows, and to reduce our exposure to price fluctuations, we enter into derivative contracts using fixed for variable swap contracts when management believes that favorable future sales prices for our production can be secured.  Because we do not designate these derivatives as accounting hedges, they do not receive hedge accounting treatment, and all mark-to-market gains or losses, as well as cash receipts or payments on settled derivative instruments, are recognized in our statements of operations.  For the three months ended March 31, 2015 and 2016, our hedges resulted in derivative fair value gains of $760 million and $280 million, respectively. The derivative fair value gains included $185 million and

$324 million of gains on settled derivatives for the three months ended March 31, 2015 and 2016, respectively.  Commodity derivative fair value gains or losses vary based on future commodity prices and have no cash flow impact until the derivative contracts are settled.  Derivative asset or liability positions at the end of any accounting period may reverse to the extent natural gas, NGLs, and oil futures prices increase or decrease from their levels at the end of the accounting period, or as gains or losses are realized through settlement.  We expect continued volatility in commodity prices and the related fair value of our derivative instruments in the future.

Gathering, compression, and water handling and treatment revenues.  Gathering, compression, and water handling revenues decreased from $6 million (net of intercompany eliminations of $81 million) for the three months ended March 31, 2015 to $4 million (net of intercompany eliminations of $132 million) for the three months ended March 31, 2016 primarily attributable to a decrease in fresh water distribution services provided to third parties due to the overall decline in drilling and completion activity in our operating areas, partially offset by increased throughput from production.  These amounts represent the portion of such fees that are charged to outside working interest owners in Company-operated wells, as well as fees charged to other third parties for water handling and treatment services provided by Antero Midstream or usage of Antero Midstream’s gathering pipelines.

Lease operating expenses.  Lease operating expenses increased from $8 million (net of intercompany eliminations of $6 million) for the three months ended March 31, 2015 to $11 million (net of intercompany eliminations of $41 million) for the three months ended March 31, 2016, an increase of 39%.  The increase is primarily a result of an increase in the number of producing wells.  On a per unit basis, lease operating expenses increased from $0.06 per Mcfe for the three months ended March 31, 2015 to $0.07 for the three months ended March 31, 2016 as a larger proportion of wells have been on production for longer periods of time compared to the prior year.  Lease operating expenses are expected to slowly increase on a per unit basis as properties mature and average production per well declines.

Gathering, compression, processing, and transportation expense.  Gathering, compression, processing, and transportation expenses increased from $164 million (net of intercompany eliminations of $50 million) for the three months ended March 31, 2015 to $209 million (net of intercompany eliminations of $66 million) for the three months ended March 31, 2016.  The increase in these expenses is a result of the increase in production and the related firm transportation costs, and third-party gathering, compression, and processing expenses.  On a per Mcfe basis, total gathering, compression, processing and transportation expenses increased from $1.22 per Mcfe for the three months ended March 31, 2015 to $1.30 for the three months ended March 31, 2016, primarily due to higher transportation costs incurred on new pipelines that were placed in service in late 2015.  Substantially all of the new pipelines deliver our gas to, currently, better price indices or sales contracts resulting in higher realized gas prices for the period.

Production and ad valorem tax expense.  Total production and ad valorem taxes decreased from $24 million for the three months ended March 31, 2015 to $19 million for the three months ended March 31, 2016, primarily as a result of a decrease in production revenues.  Production and ad valorem taxes as a percentage of natural gas, NGLs, and oil revenues before the effects of hedging decreased from 6.0% for the three months ended March 31, 2015 to 5.7% for the three months ended March 31, 2016.  As production in Ohio increased at a higher rate than West Virginia, severance taxes as a percentage of revenue decreased due to lower severance tax rates in Ohio as compared to West Virginia.

Exploration expense.  Exploration expense remained consistent at $1 million for the three months ended March 31, 2015 and 2016.  These amounts represent expenses incurred for unsuccessful lease acquisitions.

Impairment of unproved properties.  Impairment of unproved properties increased from $9 million for the three months ended March 31, 2015 to $16 million for the three months ended March 31, 2016.  We charge impairment expense for expired or soon-to-be expired leases when we determine they are impaired based on factors such as remaining lease terms, reservoir performance, commodity price outlooks, or future plans to develop the acreage.

DD&A.  DD&A increased from $182 million for the three months ended March 31, 2015 to $192 million for the three months ended March 31, 2016, primarily because of increased production.  DD&A per Mcfe decreased by 12%, from $1.37 per Mcfe during the three months ended March 31, 2015 to $1.20 per Mcfe during the three months ended March 31, 2016, primarily due to proved developed reserves increasing at greater rate than the corresponding cost additions from wells completed since late 2015.

We evaluate the carrying amount of our proved natural gas, NGLs, and oil properties for impairment on a field-by-field basis whenever events or changes in circumstances (such as the decline in commodity prices since late 2014) indicate that a property’s carrying amount may not be recoverable.  If the carrying amount exceeded the estimated undiscounted future cash flows (measured using future prices at the end of a quarter), we would further evaluate our proved properties and record an impairment charge if the carrying amount of our proved properties exceeded the estimated fair value of the properties.  Due to the commodity price environment at March 31, 2016, we compared the carrying values of our proved properties to estimate future cash flows.  As estimated future cash flows remained higher than the carrying value of our properties at March 31, 2016, we did not further evaluate our proved properties for impairment.

General and administrative and equity-based compensation expense.  General and administrative expense (before equity-based compensation expense) increased from $31 million for the three months ended March 31, 2015 to $33 million for the three months ended March 31, 2016, primarily as a result of increases in legal and other general corporate expenses, largely as a result of our increase in development activities and production levels.  On a per unit basis, general and administrative expense before equity-based compensation decreased by 9%, from $0.23 per Mcfe during the three months ended March 31, 2015 to $0.21 per Mcfe during the three months ended March 31, 2016, primarily due to our 18% increase in production.  We had 457 employees as of March 31, 2015 and 501 employees as of March 31, 2016.

Noncash equity-based compensation expense decreased from $28 million for the three months ended March 31, 2015 to $23 million for the three months ended March 31, 2016 as a result of a $15 million decrease in amortization of expense related to the vesting of profits interests that became fully vested in October 2015, partially offset by a $9 million increase in equity-based compensation related to restricted stock unit awards and a $1 million increase in equity-based compensation related to performance share unit, stock option, and Antero Midstream phantom unit awards.  See note 6 to the condensed consolidated financial statements included elsewhere in this report for more information on equity-based compensation awards.

Contract termination and rig stacking.  We incurred contract termination and rig stacking costs of $9 million during the three months ended March 31, 2015.  These costs represent fees incurred upon the delay or cancellation of drilling contracts with third-party contractors.  We undertook these actions in order to align our drilling and completion activity level for 2015 with our 2015 capital budget.  There were no such costs incurred during the three months ended March 31, 2016.

Interest expense.  Interest expense increased from $53 million for the three months ended March 31, 2015 to $63 million for the three months ended March 31, 2016, primarily due to increased indebtedness.  Interest expense includes approximately $2.2 million and $2.8 million of non-cash amortization of deferred financing costs for the three months ended March 31, 2015 and 2016, respectively.

Income tax expense. Income tax expense decreased from $247 million for the three months ended March 31, 2015 to $5 million for the three months ended March 31, 2016 because of the decrease in our pre-tax income compared to the prior year period.  The effect of state taxes and the noncontrolling interest in Antero Midstream largely account for the difference between the federal tax rate of 35% and the rates at which income tax expense was provided for the three months ended March 31, 2016.

At December 31, 2015, we had approximately $1.4 billion of U.S. federal NOLs and approximately $1.2 billion of state NOLs, which expire from 2024 through 2035.  From time to time there has been proposed legislation in the U.S. Congress to eliminate or limit future deductions for intangible drilling costs.  Such legislation could significantly affect our future taxable position, if passed.  The impact of any change will be recorded in the period that any such legislation might be enacted.

The calculation of our tax liabilities involves uncertainties in the application of complex tax laws and regulations.  We give financial statement recognition to those tax positions that we believe are more-likely-than-not to be sustained upon examination by the Internal Revenue Service or state revenue authorities.  The financial statements include unrecognized benefits at March 31, 2016 of $11 million that, if recognized, would result in a reduction of current income taxes payable and an increase in noncurrent deferred tax liabilities.  As of March 31, 2016, we have accrued approximately $1.9 million of interest on unrecognized tax benefits.

Adjusted EBITDAX.  Adjusted EBITDAX remained consistent at $355 million for the three months ended March 31, 2015 and 2016.  EBITDAX remained flat as our 18% increase in production was partially offset by a 6% decrease in the average per Mcfe price received after the impact of cash settled derivatives, as well as increases in cash operating and gathering, compression, processing, and transportation expenses.  See “—Non-GAAP Financial Measure” for a definition of Adjusted EBITDAX (a non-GAAP measure) and a reconciliation of Adjusted EBITDAX to net income from continuing operations including noncontrolling interest and net cash provided by operating activities.

Discussion of Segment Results for the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2016

Gathering and Compression.  Revenue for the gathering and compression segment increased from $52 million for the three months ended March 31, 2015 to $69 million for the three months ended March 31, 2016, an increase of $17 million, or 33%.  Gathering revenues increased by $13 million from the prior year period and compression revenues increased by $4 million as additional wells on production increased throughput volumes.  Total operating expenses related to gathering and compression decreased from $36 million for the three months ended March 31, 2015 to $34 million for the three months ended March 31, 2016 primarily as a result of a decrease in the estimate of ad valorem taxes payable, partially offset by increases in depreciation expense due to a larger base of gathering and compression assets.

Water Handling and Treatment.  Revenue for the water handling and treatment segment increased from $34 million for the three months ended March 31, 2015 to $66 million for the three months ended March 31, 2016, an increase of $32 million, or 93%.  The increase was primarily due to revenues generated from waste water treatment services that commenced in the fourth quarter of 2015, partially offset by decreased use of the water systems in our hydraulic fracturing activities as a result of reduced completion activity, including the deferral of some well completions until 2017.  The volume of water delivered through the system decreased from 9.4 MMBbls for the three months ended March 31, 2015 to 8.9 MMBbls for the three months ended March 31, 2016.  Operating expenses for the water handling segment increased from $16 million for the three months ended March 31, 2015 to $56 million for the three months ended March 31, 2016 as a result of expense related to waste water treatment services, accretion expense related to the contingent acquisition consideration payable by Antero Midstream in connection with Antero’s dropdown of its water handling and treatment assets to Antero Midstream in September 2015, and an increase in depreciation expense due to a larger base of fresh water distribution assets.

Marketing.  Where permitted, we purchase and sell third-party natural gas and NGLs and market our excess firm transportation capacity, or engage third parties to conduct these activities on our behalf, in order to optimize the revenues from these transportation agreements.  We have entered into long-term firm transportation agreements for a significant portion of our current and expected future production in order to secure guaranteed capacity to favorable markets.  Marketing revenues of $58 million and $99 million and expenses of $73 million and $138 million for the three months ended March 31, 2015 and 2016, respectively, relate to these activities.  Net losses on our marketing activities were $15 million and $39 million for the three months ended March 31, 2015 and 2016, respectively.  Marketing costs include firm transportation costs related to current excess capacity as well as the cost of third-party purchased gas and NGLs.  This includes firm transportation costs of $15 million and $36 million for the three months ended March 31, 2015 and 2016, respectively, related to unutilized excess capacity which increased due to new firm transportation agreements.  We enter into long-term firm transportation agreements for a significant part of our current and expected future production in order to secure guaranteed capacity to favorable markets.  Based on current projections for our 2016 annual production levels, we estimate that we could incur total annual net marketing expense of $95 million to $125 million in 2016 for unutilized transportation capacity depending on the amount of unutilized capacity that can be marketed to third parties or utilized to transport third party gas and capture positive basis differentials between various indices.  In years subsequent to 2016, our commitments and obligations under firm transportation agreements continue to increase.  As a result, our net marketing expense could continue to increase depending on utilization of our transportation capacity based on future production and how much, if any, future excess transportation can be marketed to third parties.

Capital Resources and Liquidity

Historically, our primary sources of liquidity have been through issuances of debt and equity securities, borrowings under our revolving credit facility, asset sales, and net cash provided by operating activities.  Historically, our primary use of cash has been for the exploration, development, and acquisition of natural gas, NGLs, and oil properties, as well as for development of gathering, compression, and water handling and treatment infrastructure.  Additionally, in August 2015, we commenced site preparation and construction on an advanced waste water treatment complex in West Virginia, which was contributed to Antero Midstream in connection with the contribution of our water handling and treatment assets.  As we pursue reserve and production growth, we continually monitor what capital resources, including equity and debt financings, are available to meet our future financial obligations, planned capital expenditure activities, and liquidity requirements.  Our future success in growing proved reserves and production will be highly dependent on the capital resources available to us.

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

The following table summarizes our cash flows for the three months ended March 31, 2015 and 2016:

	Three Months Ended March 31,
(in thousands)	2015	2016
Net cash provided by operating activities	351,440	340,168
Net cash used in investing activities	(739,236)	(519,295)
Net cash provided by financing activities	327,308	195,524
Net increase (decrease) in cash and cash equivalents	(60,488)	16,397

Cash Flow Provided by Operating Activities

Net cash provided by operating activities was $351 million and $340 million for the three months ended March 31, 2015 and 2016, respectively.  The decrease in cash flows from operations from the three months ended March 31, 2015 to the three months ended March 31, 2016 was primarily the result of increases in cash operating costs, interest expense, and changes in working capital levels, net of increases in total realized revenues from production and settled derivatives.

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

Cash Flow Used in Investing Activities

During the three months ended March 31, 2016, we used cash totaling $519 million in investing activities, including $395 million for drilling and completion costs, $29 million for undeveloped leasehold additions, $37 million by Antero Midstream for water handling and treatment systems, $49 million by Antero Midstream for gathering and compression systems, and $1 million for other property and equipment.  During the three months ended March 31, 2015, we used cash totaling $739 million in investing activities, including $569 million for drilling and completion costs, $52 million for undeveloped leasehold additions, $22 million for water handling systems, $126 million for gathering and compression systems, and $2 million for other property and equipment.

Our board of directors has approved a capital budget of $1.4 billion for 2016, which does not include the capital budget of $435 million for Antero Midstream, our consolidated subsidiary.  Our capital budget may be adjusted as business conditions warrant.  The amount, timing and allocation of capital expenditures is largely discretionary and within our control.  If natural gas, NGLs, and oil prices decline to levels below our acceptable levels or costs increase to levels above our acceptable levels, we could choose to defer a significant portion of our budgeted capital expenditures until later periods to achieve the desired balance between sources and uses of liquidity, and to prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flow.  We routinely monitor and adjust our capital expenditures in response to changes in commodity prices, availability of financing, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, success or lack of success in drilling activities, contractual obligations, internally generated cash flow, and other factors both within and outside our control.

Cash Flow Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2016 of $196 million consisted of proceeds of $178 million from the sale of Antero Midstream common units owned by Antero and net borrowings on our revolving credit facilities of $33 million, net of other items totaling $15 million.  Net cash provided by financing activities for the three months ended March 31, 2015 of $327 million consisted of the issuance of $750 million of our 5.625% Senior Notes due 2023 and net proceeds of $538 million from the issuance of common stock, partially offset by net repayments on our revolving credit facility of $940 million and other items totaling $21 million.

Debt Agreements and Contractual Obligations

Senior Secured Revolving Credit Facility.  We have a senior secured revolving bank credit facility (the “Credit Facility”) with a consortium of bank lenders.  Borrowings under the Credit Facility are subject to borrowing base limitations based on the collateral value of our assets and are subject to regular semiannual redeterminations.  At March 31, 2016, the borrowing base was $4.5 billion and lender commitments were $4.0 billion.  In April 2016, the borrowing base was reaffirmed at $4.5 billion, and lender commitments remain at $4.0 billion.  The next redetermination of the borrowing base is scheduled to occur in October 2016.  At March 31, 2016, we had $680 million of borrowings and $702 million of letters of credit outstanding under the Credit Facility, with a weighted average interest rate of 2.38%.  At December 31, 2015, we had $707 million of borrowings and $702 million of letters of credit outstanding under the Credit Facility, with a weighted average interest rate of 2.32%.  The Credit Facility matures on May 5, 2019.

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

The Credit Facility also requires Antero and its restricted subsidiaries to maintain the following two financial ratios:

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

We were in compliance with such covenants and ratios as of December 31, 2015 and March 31, 2016.  The actual borrowing capacity available to us may be limited by these current ratio and minimum interest coverage ratio covenants.  At March 31, 2016, our current ratio was 5.27 to 1.0 (based on the $4.5 billion borrowing base as of March 31, 2016) and our interest coverage ratio was 4.81 to 1.0.

Midstream Credit Facility.  In connection with the closing of its IPO in 2014, Antero Midstream entered into a new revolving credit facility (the “Midstream Facility”) among Antero Midstream, certain lenders party thereto, and Wells Fargo Bank, National

Association, as administrative agent, letter of credit issuer, and swing line lender.  The Midstream Facility provides for lender commitments of $1.5 billion and for a letter of credit sublimit of $150 million.  At March 31, 2016, Antero Midstream had a total outstanding balance under the Midstream Facility of $680 million, with a weighted average interest rate of 1.94%.  At December 31, 2015, Antero Midstream had a total outstanding balance under the Midstream Facility of $620 million, with a weighted average interest rate of 1.92%.  The Midstream Facility will mature on November 10, 2019.

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

•

a consolidated total leverage ratio, which is the ratio of consolidated debt to consolidated EBITDA (annualized until the fiscal quarter ending September 30, 2016), of not more than 5.25 to 1.00 for the fiscal quarter ending March 31, 2016, and of not more than 5.00 to 1.00 for the fiscal quarter ending June 30, 2016 and each fiscal quarter thereafter; provided that after electing to issue unsecured high yield notes, the consolidated total leverage ratio will not be more than 5.25 to 1.0, or, following the election of the borrower for two fiscal quarters after a material acquisition, 5.50 to 1.0; and

•

if Antero Midstream elects to issue unsecured high yield notes, a consolidated senior secured leverage ratio, which is the ratio of consolidated senior secured debt to consolidated EBITDA, of not more than 3.75 to 1.0.

Antero Midstream was in compliance with such covenants and ratios as of December 31, 2015 and March 31, 2016.

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

We also have $750 million of 5.625% senior notes outstanding, which are due June 1, 2023.  The 2023 notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2023 notes rank pari passu to our other outstanding senior notes.  The 2023 notes are guaranteed by our wholly-owned subsidiaries and certain of our future restricted subsidiaries.  Interest on the 2023 notes is payable on June 1 and December 1 of each year.  We may redeem all or part of the 2023 notes at any time on or after June 1, 2018 at redemption prices ranging from 104.219% on or after June 1, 2018 to 100.00% on or after June 1, 2021.  In addition, on or before June 1, 2018, we may redeem up to 35% of the aggregate principal amount of the 2023 notes with the net cash proceeds of certain equity offerings, if certain conditions are met, at a redemption price of 105.625%.  At any time prior to June 1, 2018, we may also redeem the 2023 notes, in whole or in part, at a price equal to 100% of the principal amount of the 2023 notes plus a “make-whole” premium and accrued interest.  If we undergo a change of control prior to June 1, 2016, we may redeem all, but not less than all, of the 2023 notes at a redemption price equal to 110% of the principal amount of the 2023 notes.  If we undergo a change of control, the holders of the 2023 notes will have the right to require us to repurchase all or a portion of the notes at a price equal to 101% of the principal amount of the 2023 notes, plus accrued interest.

We used the proceeds from the issuances of the senior notes to repay borrowings outstanding under the Credit Facility, redeem previously issued senior notes, and for development of our oil and natural gas properties.

The senior notes indentures each contain restrictive covenants and restrict our ability to incur additional debt unless a pro forma minimum interest coverage ratio requirement of 2.25:1 is maintained.  We were in compliance with such covenants as of December 31, 2015 and March 31, 2016.

We may, from time to time, seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, or otherwise.  Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors.  The amounts involved may be material.

Treasury Management Facility.  We have a stand-alone revolving note with a lender under the Credit Facility which provides for up to $25 million of cash management obligations in order to facilitate our daily treasury management.  Borrowings under the revolving note are secured by the collateral for the Credit Facility.  Borrowings under the facility bear interest at the lender’s prime rate plus 1.0%.  The note matures on May 1, 2016.  At December 31, 2015 and March 31, 2016, there were no outstanding borrowings under this facility.

Contractual Obligations. A summary of our contractual obligations as of March 31, 2016 is provided in the table below.  Contractual obligations listed exclude minimum fees that we will pay to Antero Midstream, our consolidated subsidiary, under gathering, compression, and water services agreements.

	Year Ended March 31,
(in millions)	2017	2018	2019	2020	2021	Thereafter	Total
Credit Facility(1)	$—	—	—	680	—	—	680
Antero Midstream Partners LP Facility(1)	—	—	—	680	—	—	680
Senior notes—principal(2)	—	—	—	—	525	2,850	3,375
Senior notes—interest(2)	184	184	184	184	184	244	1,164
Drilling rig and completion service commitments(3)	158	72	2	—	—	—	232
Firm transportation (4)	482	784	942	1,067	1,079	10,761	15,115
Processing, gathering, and compression services (5)	332	326	223	186	186	829	2,082
Office and equipment leases	13	12	11	9	7	30	82
Asset retirement obligations(6)	—	—	—	—	—	33	33
Total	$1,169	1,378	1,362	2,806	1,981	14,747	23,443

(1)

Includes outstanding principal amounts at March 31, 2016.  This table does not include future commitment fees, interest expense or other fees on our Credit Facility  or the Midstream Facility because they are floating rate instruments and we cannot determine with accuracy the timing of future loan advances, repayments, or future interest rates to be charged.

(2)	Includes the 6.00% notes due 2020, the 5.375% notes due 2021, the 5.125% notes due 2022, and the 5.625% notes due 2023.

(3)

Includes contracts for the services of drilling rigs and hydraulic fracturing fleets, which expire at various dates from April 2016 through July 2018.  The values in the table represent the gross amounts that we are committed to pay; however, we will record in our financial statements our proportionate share of costs based on our working interest.

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

•

is used by our management team for various purposes, including as a measure of operating performance, in presentations to our board of directors, and as a basis for strategic planning and forecasting.  Adjusted EBITDAX, as defined by our Credit Facility, is used by our lenders pursuant to covenants under our revolving credit facility and the indentures governing our senior notes.

There are significant limitations to using Adjusted EBITDAX as a measure of performance, including the inability to analyze the effects of certain recurring and non-recurring items that materially affect our net income or loss, the lack of comparability of results of operations of different companies, and the different methods of calculating Adjusted EBITDAX reported by different companies.

“Segment Adjusted EBITDAX” is also used by our management team for various purposes, including as a measure of operating performance and as a basis for strategic planning and forecasting.  Segment Adjusted EBITDAX is a non-GAAP financial measure that we define as operating income before derivative fair value gains or losses (excluding net cash receipts or payments on derivative instruments included in derivative fair value gains or losses), impairments, depletion, depreciation, amortization, and accretion, exploration expense, franchise taxes, equity-based compensation, loss on early extinguishment of debt, contract termination and rig stacking costs, gain or loss on sale of assets, and gain or loss on contingent acquisition consideration accretion.  Operating income represents net income, including noncontrolling interest, before interest expense and income taxes, and is the most directly comparable GAAP financial measure to Segment Adjusted EBITDAX because we do not account for income tax expense or interest expense on a segment basis.  The following tables represent a reconciliation of our operating income to Segment Adjusted EBITDAX (in thousands) for the three months ended March 31, 2015 and 2016.

Three months ended March 31, 2015:	Exploration and production	Gathering and compression	Water handling and treatment	Marketing	Elimination of intersegment transactions	Consolidated total
Operating income	704,735	16,378	18,280	(15,569)	(24,130)	699,694
Commodity derivative fair value gains	(759,554)	—	—	—	—	(759,554)
Gains on settled derivatives	184,840	—	—	—	—	184,840
Depletion, depreciation, amortization, and accretion	161,905	14,675	6,120	—	—	182,700
Impairment of unproved properties	8,577	—	—	—	—	8,577
Exploration expense	1,371	—	—	—	—	1,371
Equity-based compensation expense	22,004	4,623	1,156	—	—	27,783
State franchise taxes	235	—	—	—	—	235
Contract termination and rig stacking	8,965	—	—	—	—	8,965
Segment and consolidated Adjusted EBITDAX	$333,078	35,676	25,556	(15,569)	(24,130)	354,611

Three months ended March 31, 2016:	Exploration and production	Gathering and compression	Water handling and treatment	Marketing	Elimination of intersegment transactions	Consolidated total
Operating income	96,723	35,369	10,803	(38,717)	(25,429)	78,749
Commodity derivative fair value gains	(279,924)	—	—	—	—	(279,924)
Gains on settled derivatives	324,347	—	—	—	—	324,347
Depletion, depreciation, amortization, and accretion	168,150	17,068	6,962	—	—	192,180
Impairment of unproved properties	15,526	—	—	—	—	15,526
Exploration expense	1,014	—	—	—	—	1,014
Loss (gain) on contingent acquisition consideration accretion	(3,396)	—	3,396	—	—	—
Equity-based compensation expense	17,498	4,386	1,586	—	—	23,470
State franchise taxes	39	—	—	—	—	39
Segment and consolidated Adjusted EBITDAX	$339,977	56,823	22,747	(38,717)	(25,429)	355,401

The following table represents a reconciliation of our net income from continuing operations, including noncontrolling interest, to total Segment and consolidated Adjusted EBITDAX from continuing operations and a reconciliation of our total Segment and consolidated Adjusted EBITDAX to net cash provided by operating activities per our consolidated statements of cash flows, in each case, for the periods presented:

	Three months ended March 31,
(in thousands)	2015	2016
Net income including noncontrolling interest	$399,171	10,650
Commodity derivative fair value gains(1)	(759,554)	(279,924)
Gains on settled derivatives(1)	184,840	324,347
Interest expense	53,185	63,284
Income tax expense	247,338	4,815
Depletion, depreciation, amortization, and accretion	182,700	192,180
Impairment of unproved properties	8,577	15,526
Exploration expense	1,371	1,014
Equity-based compensation expense	27,783	23,470
State franchise taxes	235	39
Contract termination and rig stacking	8,965	—
Total Segment and consolidated Adjusted EBITDAX	354,611	355,401
Interest expense	(53,185)	(63,284)
Exploration expense	(1,371)	(1,014)
Changes in current assets and liabilities	58,983	48,830
State franchise taxes	(235)	(39)
Other non-cash items	(7,363)	274
Net cash provided by operating activities	$351,440	340,168

(1)

The adjustments for the derivative fair value gains and gains on settled derivatives have the effect of adjusting net income from operations for changes in the fair value of unsettled derivatives, which are recognized at the end of each accounting period.  As a result, derivative gains included in the calculation of Adjusted EBITDAX reflect derivatives which settled during the period.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP.  The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used.  We evaluate our estimates and assumptions on a regular basis.  We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates and assumptions used in preparation of our consolidated financial statements.  Our more significant accounting policies and estimates include the successful efforts method of accounting for our production activities, estimates of natural gas, NGLs, and oil reserve quantities and standardized measures of future cash flows, and impairment of proved properties.  We provide an expanded discussion of our more significant accounting policies, estimates and judgments in our 2015 Form 10-K.  We believe these accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements.  Also, see note 2 of the notes to our audited consolidated financial statements, included in our 2015 Form 10-K, for a discussion of additional accounting policies and estimates made by management.

We evaluate the carrying amount of our proved natural gas, NGLs, and oil properties for impairment on a geological reservoir basis whenever events or changes in circumstances indicate that a property’s carrying amount may not be recoverable.  Under GAAP for successful efforts accounting, if the carrying amount exceeds the estimated undiscounted future net cash flows (measured using future prices), we would estimate the fair value of our properties and record an impairment charge for any excess of the carrying amount of the properties over the estimated fair value of the properties.  Given the rapid decline in the market prices of natural gas, NGLs, and oil that occurred during the fourth quarter of 2014 and continued through 2015 and into 2016, at March 31, 2016, we compared estimated undiscounted future cash flows using futures pricing for our Utica and Marcellus Basin properties to the carrying value of those properties.  Estimated undiscounted future cash flows exceeded the carrying value at March 31, 2016 and thus, no further evaluation of the fair value of the properties for impairment is required under GAAP.  As a result, we have not recorded any impairment expenses associated with our Utica and Marcellus Basin proved properties during the three months ended March 31, 2016.  Additionally, we did not record any impairment expenses for proved properties during the year ended December 31, 2015.  Based on current future commodity prices, we currently do not anticipate having to record any impairment charge for our proved properties in the near future.  We are unable, however, to predict commodity prices with any greater precision than the futures market.

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

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases, which requires all leasing arrangements to be presented in the balance sheet as liabilities along with a corresponding asset.  The ASU will replace most existing leases guidance in U.S. GAAP when it becomes effective.  The new standard becomes effective for the Company on January 1, 2019.  Although early application is permitted, the Company does not plan to early adopt the ASU.  The standard requires the use of the modified retrospective transition method.  The Company is evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures and has not yet determined the effect of the standard on its ongoing financial reporting.

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any off-balance sheet arrangements other than operating leases and contractual commitments for drilling rig and hydraulic fracturing services, firm transportation, gas processing, and gathering and compression services.  See “—Debt Agreements and Contractual Obligations—Contractual Obligations” for commitments under operating leases, drilling rig and hydraulic fracturing service agreements, firm transportation, gas processing, and gathering and compression service agreements.

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

Our financial hedging activities are intended to support natural gas, NGLs, and oil prices at targeted levels and to manage our exposure to natural gas, NGLs, and oil price fluctuations.  These contracts may include commodity price swaps whereby one party to the contract receives a fixed price and pays a variable market price to the other party, commodity price swaps whereby we will pay a fixed price to the contract counterparty and receive a variable market price, cashless price collars that set a floor and ceiling price for the hedged production, or basis differential swaps.  These contracts are financial instruments, and do not require or allow for physical delivery of the hedged commodity.  Under the commodity price swap contracts, the counterparty is required to make a payment to us for the difference between the fixed price and the settlement price if the settlement price is below the fixed price.  We are required to make a payment to the counterparty for the difference between the fixed price and the settlement price if the fixed price is below the settlement price.  If the applicable monthly price indices are outside of the ranges set by the floor and ceiling prices in the various collars, we and the counterparty to the collars would be required to settle the difference.  The Company was not party to any collars as of or during the three months ended March 31, 2016.

At March 31, 2016, we had in place natural gas and NGLs swaps covering portions of our projected production from 2016 through 2022.  Our commodity hedge position as of March 31, 2016 is summarized in note 8 to our condensed consolidated financial statements included elsewhere herein.  The Credit Facility allows us to hedge up to 75% of our projected production for the next five years, and 65% of our subsequent estimated proved reserves through December 31, 2022.  Based on our production and our fixed price swap contracts in place during the three months ended March 31, 2016, our income before taxes would have decreased by approximately $1 million for each $0.10 decrease per MMBtu in natural gas prices and $1.00 decrease per Bbl in oil and NGLs prices.

All derivative instruments, other than those that meet the normal purchase and normal sales exception, are recorded at fair market value in accordance with GAAP and are included in our consolidated balance sheets as assets or liabilities.  The fair values of our derivative instruments are adjusted for non-performance risk.  Because we do not designate these derivatives as accounting hedges, they do not receive hedge accounting treatment; therefore, all mark-to-market gains or losses, as well as cash receipts or payments on settled derivative instruments, are recognized in our statements of operations.  We present total gains or losses on commodity derivatives (both settled derivatives and derivative positions which remain open) within operating revenues as “Commodity derivative fair value gains.”

Mark-to-market adjustments of derivative instruments cause earnings volatility but have no cash flow impact relative to changes in market prices until the derivative contracts are settled.  We expect continued volatility in the fair value of our derivative instruments.  Our cash flows are only impacted when the associated derivative instrument contracts are settled by making or receiving payments to or from the counterparty.  At March 31, 2016, the estimated fair value of our commodity derivative instruments was a net asset of $3.1 billion comprised of current and noncurrent assets and noncurrent liabilities.  At December 31, 2015, the estimated fair value of our commodity derivative instruments was a net asset of $3.1 billion comprised of current and noncurrent assets.  None of these commodity derivative instruments were entered into for trading or speculative purposes.

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

Counterparty and Customer Credit Risk

Our principal exposures to credit risk are through receivables resulting from commodity derivatives contracts ($3.1 billion at March 31, 2016), the sale of our oil and gas production ($100 million at March 31, 2016) which we market to energy companies, end users and refineries, and joint interest receivables ($33 million at March 31, 2016).

By using derivative instruments that are not traded on an exchange to hedge exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties.  Credit risk is the potential failure of the counterparty to perform under the terms of the derivative contract.  When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk.  To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions which management deems to be competent and competitive market makers.  The creditworthiness of our counterparties is subject to periodic review.  We have commodity hedges in place with fifteen different counterparties, all of which are lenders under our Credit Facility.  The fair value of our commodity derivative contracts of approximately $3.1 billion at March 31, 2016 includes the following values by bank counterparty:  Morgan Stanley - $707 million; Barclays - $600 million; JP Morgan - $586 million; Citigroup - $321 million; Wells Fargo - $273 million; Scotiabank - $215 million; BNP Paribas - $160 million; Toronto Dominion - $77 million; Canadian Imperial Bank of Commerce - $39 million; Fifth Third - $35 million; Bank of Montreal - $31 million; SunTrust - $19 million; Capital One - $9 million; and Natixis - $1 million.  The credit ratings of certain of these banks were downgraded in recent years because of the sovereign debt crisis in Europe.  The estimated fair value of our commodity derivative assets has been risk adjusted using a discount rate based upon the respective published credit default swap rates (if available, or if not available, a discount rate based on the applicable Reuters bond rating) at March 31, 2016 for each of the European and American banks.  We believe that all of these institutions currently are acceptable credit risks.  Other than as provided by the Credit Facility, we are not required to provide credit support or collateral to any of our counterparties under our derivative contracts, nor are they required to provide credit support to us.  As of March 31, 2016, we did not have any past-due receivables from, or payables to, any of the counterparties to our derivative contracts.

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

Interest Rate Risks

Our primary exposure to interest rate risk results from outstanding borrowings under our Credit Facility and the Midstream Facility of our consolidated subsidiary, Antero Midstream.  Each of these credit facilities has a floating interest rate.  The average annualized interest rate incurred on this indebtedness during the three months ended March 31, 2016 was approximately 2.23%.  A 1.0% increase in each of the applicable average interest rates for the three months ended March 31, 2016 would have resulted in an estimated $3.5 million increase in interest expense.

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.  Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2016 at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.Legal Proceedings.

In March 2011, we received orders for compliance from federal regulatory agencies, including the U.S. Environmental Protection Agency relating to certain of our activities in West Virginia.  The orders allege that certain of our operations at several well sites are in non-compliance with certain environmental regulations, such as unpermitted discharges of fill material into wetlands or waters of the United States that are potentially in violation of the Clean Water Act.  We have responded to all pending orders and are actively cooperating with the relevant agencies.  No fine or penalty relating to these matters has been proposed at this time, but we believe that these actions will result in monetary sanctions exceeding $100,000.  We are unable to estimate the total amount of such monetary sanctions or costs to remediate these locations in order to bring them into compliance with applicable environmental laws and regulations.  We have not, however, been required to suspend our operations at these locations to date, and management does not expect these matters to have a material adverse effect on our financial condition, results of operations, or cash flows.

During the third quarter of 2015, the West Virginia Department of Environmental Protection (“WVDEP”) issued Antero Midstream a NOV for improper installation of an engine catalyst at the startup of the North Canton Compressor Station.  In April 2016, Antero Midstream agreed to remediation plans with the WVDEP and also agreed to pay a civil administrative penalty of $412,000 in settlement of this matter.

The Company is the plaintiff in two nearly identical lawsuits against  South Jersey Gas Company and South Jersey Resources Group, LLC (collectively “SJGC”) pending in United States District Court in Colorado.  The Company filed suit against SJGC seeking relief for breach of contract and damages in the amounts that SJGC has short paid and continues to short pay, the Company in connection with two long term gas contracts.  Under those contracts, SJGC are long term purchasers of some of the Company’s natural gas production.  Deliveries under the contracts began in October 2011 and the delivery obligation continues through October 2019.  SJGC unilaterally breached the contracts claiming that the index prices specified in the contracts, and the index prices at which SJGC paid for deliveries from 2011 through September 2014, are no longer appropriate under the contracts because a market disruption event (as defined by the contract) has occurred and, as a result, a new index price is to be determined by the parties.   Beginning in October 2014, SJGC began short paying the Company based on indexes unilaterally selected by SJGC and not the index specified in the contract.  The Company contends that no market disruption event has occurred and that SJGC have breached the contracts by failing to pay the Company based on the express price terms of the contracts.  Through March 31, 2016, the Company estimates that it is owed approximately $43 million more than SJGC has paid using the indexes unilaterally selected by them.

The Company and Washington Gas Light Company and WGL Midstream, Ind. (collectively “WGL”) are also involved in a pricing dispute involving contracts that the Company began delivering gas under in January 2016.  The Company has invoiced WGL at the index price specified in the contract and WGL has paid the Company based on that invoice price; however, WGL maintains that the index price is no longer appropriate under the contracts and that an undefined alternative index is more appropriate for the delivery point of the gas.  We expect that the matter will be submitted to arbitration. The Company believes that there is no basis for WGL’s position and intends to vigorously dispute the WGL claim in arbitration and the courts.

We are party to various other legal proceedings and claims in the ordinary course of our business.  We believe that certain of these matters will be covered by insurance and that the outcome of other matters will not have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

Item 1A.  Risk Factors.

We are subject to certain risks and hazards due to the nature of the business activities we conduct.  For a discussion of these risks, see “Item 1A.  Risk Factors” in our 2015 Form 10-K.  The risks described in our 2015 Form 10-K could materially and adversely affect our business, financial condition, cash flows, and results of operations.  There have been no material changes to the risks described in our 2015 Form 10-K.  We may experience additional risks and uncertainties not currently known to us; or, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, cash flows, and results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table sets forth our share purchase activity for each period presented:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plan
January 1, 2016 - January 31, 2016	5,408	$21.68	—	N/A
February 1, 2016 - February 29, 2016	—	$—	—	N/A
March 1, 2016 - March 31, 2016	—	$—	—	N/A

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

The description of the activities below has been provided to us by Warburg Pincus LLC (“WP”), affiliates of which: (i) beneficially own more than 10% of our outstanding common stock and/or are members of our board of directors, (ii) beneficially own more than 10% of the equity interests of, and have the right to designate members of the board of directors of Santander Asset Management Investment Holdings Limited (“SAMIH”). SAMIH may therefore be deemed to be under common “control” with us; however, this statement is not meant to be an admission that common control exists.

The disclosure below relates solely to activities conducted by SAMIH and its affiliates. The disclosure does not relate to any activities conducted by us or by WP and does not involve our or WP’s management. Neither we nor WP has had any involvement in or control over the disclosed activities, and neither we nor WP has independently verified or participated in the preparation of the disclosure. Neither we nor WP is representing as to the accuracy or completeness of the disclosure nor do we or WP undertake any obligation to correct or update it.

We understand that one or more SEC-reporting affiliates of SAMIH intends to disclose in its next annual or quarterly SEC report that:

(a) Santander UK plc (“Santander UK”) holds two frozen savings accounts and two frozen current accounts for three customers resident in the United Kingdom (“UK”) who are currently designated by the United States (“US”) under the Specially Designated Global Terrorist (“SDGT”) sanctions program.  The accounts held by each customer were blocked after the customer’s designation and have remained blocked and dormant through the first quarter of 2016. Revenue generated by Santander UK on these accounts in the first quarter of 2016 was £3.67 whilst net profits in the first quarter of 2016 were negligible relative to the overall profits of Banco Santander, S.A.

(b) An Iranian national, resident in the UK, who is currently designated by the US under the Iranian Financial Sanctions Regulations (“IFSR”) and the Weapons of Mass Destruction Proliferators Sanctions Regulations, holds a mortgage with Santander UK that was issued prior to any such designation. No further drawdown has been made (or would be allowed) under this mortgage although Santander UK continues to receive repayment instalments. In the first quarter of 2016, total revenue generated by Santander UK in connection with the mortgage was £201.22 whilst net profits were negligible relative to the overall profits of Banco Santander, S.A. Santander UK does not intend to enter into any new relationships with this customer, and any disbursements will only be made in accordance with applicable sanctions. The same Iranian national also holds two investment accounts with Santander ISA Managers Limited. The funds within both accounts are invested in the same portfolio fund. The accounts have remained frozen during the first quarter of 2016. The investment returns are being automatically reinvested, and no disbursements have been made to the customer. Total revenue in the first quarter of 2016 generated by Santander UK in connection with the investment accounts was £4.89 whilst net profits in the first quarter of 2016 were negligible relative to the overall profits of Banco Santander, S.A.

(c) A UK national designated by the US under the SDGT sanctions program holds a Santander UK current account. The account remained in arrears through the first quarter of 2016 (£1,344.01 in debit) and is currently being managed by Santander UK Collections & Recoveries department.

(d) In addition, during the first quarter of 2016, Santander UK has identified an OFAC match on a power of attorney account.  A party listed on the account is currently designated by the US under the SDGT and IFSR sanctions programs. During the first quarter of 2016, related revenue generated by Santander UK was £73.81 whilst net profits in the first quarter of 2016 were negligible relative to the overall profits of Banco Santander, S.A.

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

ANTERO RESOURCES CORPORATION

By:	/s/ GLEN C. WARREN, JR.
Glen C. Warren, Jr.
President, Chief Financial Officer and Secretary

Date:	April 27, 2016

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
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

10.2

Form of Performance Share Unit Grant Notice and Performance Share Unit Agreement (Form for Special Retention Awards) under the Antero Resources Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (Commission File No. 001- 36120) filed on February 12, 2016).

10.3*

Nineteenth Amendment to Fourth Amended and Restated Credit Agreement, dated as of April 8, 2016, by and among Antero Resources Corporation, certain subsidiaries of the Borrower, as Guarantors, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent

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
101*

The following financial information from this Quarterly Report on Form 10-Q of Antero Resources Corporation for the quarter ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

The exhibits marked with the asterisk symbol (*) are filed or furnished with this Quarterly Report on Form 10-Q.