Form 10-Q
period 2018-03-31
ANTERO RESOURCES Corp
filed 2018-04-25
CIK 1433270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The registrant had 317,050,077 shares of common stock outstanding as of April 20, 2018.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this Quarterly Report on Form 10-Q may contain forward-looking statements. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Quarterly Report on Form 10-Q. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•	business strategy;
•	reserves;
•	financial strategy, liquidity, and capital required for our development program;
•	natural gas, natural gas liquids (“NGLs”), and oil prices;
•	timing and amount of future production of natural gas, NGLs, and oil;
•	hedging strategy and results;
•	costs and outcomes associated with the ongoing review of potential transactions by the special committee of our board of directors as described herein;
•	ability to meet minimum volume commitments and to utilize or monetize our firm transportation commitments;
•	future drilling plans;
•	competition and government regulations;
•	pending legal or environmental matters;
•	marketing of natural gas, NGLs, and oil;
•	leasehold or business acquisitions;
•	costs of developing our properties;
•	operations of Antero Midstream Partners LP (“Antero Midstream”), including the operations of its unconsolidated affiliates;
•	general economic conditions;
•	credit markets;
•	uncertainty regarding our future operating results; and
•	plans, objectives, expectations, and intentions.

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incidental to our business. These risks include, but are not limited to, commodity price volatility, inflation, availability of drilling and production equipment and services, environmental risks, drilling and completion and other operating risks, marketing and transportation risks, regulatory changes, the uncertainty inherent in estimating natural gas, NGLs, and oil reserves and in projecting future rates of production, cash flows and access to capital, the timing of development expenditures, conflicts of interest among our stockholders, and the other risks described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”) on file with the Securities and Exchange Commission (“SEC”).

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

PART I—FINANCIAL INFORMATION

ANTERO RESOURCES CORPORATION

Condensed Consolidated Balance Sheets

December 31, 2017 and March 31, 2018

(Unaudited)

(In thousands, except per share amounts)

	December 31, 2017	March 31, 2018
Assets
Current assets:
Cash and cash equivalents	$28,441	23,153
Accounts receivable, net of allowance for doubtful accounts of $1,320 at December 31, 2017 and $1,195 at March 31, 2018, respectively	34,896	26,692
Accrued revenue	300,122	279,923
Derivative instruments	460,685	459,892
Other current assets	8,943	10,374
Total current assets	833,087	800,034
Property and equipment:
Natural gas properties, at cost (successful efforts method):
Unproved properties	2,266,673	2,265,727
Proved properties	11,096,462	11,471,428
Water handling and treatment systems	946,670	974,389
Gathering systems and facilities	2,050,490	2,132,803
Other property and equipment	57,429	59,499
	16,417,724	16,903,846
Less accumulated depletion, depreciation, and amortization	(3,182,171)	(3,410,098)
Property and equipment, net	13,235,553	13,493,748
Derivative instruments	841,257	760,562
Investments in unconsolidated affiliates	303,302	321,468
Other assets	48,291	47,037
Total assets	$15,261,490	15,422,849

Liabilities and Equity
Current liabilities:
Accounts payable	$62,982	73,221
Accrued liabilities	443,225	422,617
Revenue distributions payable	209,617	237,907
Derivative instruments	28,476	41,907
Other current liabilities	17,796	14,201
Total current liabilities	762,096	789,853
Long-term liabilities:
Long-term debt	4,800,090	4,876,706
Deferred income tax liability	779,645	788,765
Derivative instruments	207	—
Other liabilities	43,316	46,427
Total liabilities	6,385,354	6,501,751
Commitments and contingencies (notes 12 and 13)
Equity:
Stockholders' equity:
Preferred stock, $0.01 par value; authorized - 50,000 shares; none issued	—	—
Common stock, $0.01 par value; authorized - 1,000,000 shares; 316,379 shares and 316,524 shares issued and outstanding at December 31, 2017 and March 31, 2018, respectively	3,164	3,165
Additional paid-in capital	6,570,952	6,588,082
Accumulated earnings	1,575,065	1,589,898
Total stockholders' equity	8,149,181	8,181,145
Noncontrolling interests in consolidated subsidiary	726,955	739,953
Total equity	8,876,136	8,921,098
Total liabilities and equity	$15,261,490	15,422,849

See accompanying notes to condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income

Three Months Ended March 31, 2017 and 2018

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2018
Revenue and other:
Natural gas sales	$466,664	497,663
Natural gas liquids sales	194,652	234,170
Oil sales	26,960	30,273
Commodity derivative gains	438,775	22,437
Gathering, compression, water handling and treatment	2,604	4,935
Marketing	65,924	144,389
Marketing derivative gains	—	94,234
Total revenue and other	1,195,579	1,028,101
Operating expenses:
Lease operating	15,551	26,722
Gathering, compression, processing, and transportation	266,829	291,938
Production and ad valorem taxes	24,793	25,823
Marketing	89,993	195,739
Exploration	2,107	1,885
Impairment of unproved properties	26,899	50,536
Depletion, depreciation, and amortization	202,729	228,244
Accretion of asset retirement obligations	637	690
General and administrative (including equity-based compensation expense of $25,503 and $21,156 in 2017 and 2018, respectively)	64,698	60,030
Total operating expenses	694,236	881,607
Operating income	501,343	146,494
Other income (expenses):
Equity in earnings of unconsolidated affiliates	2,231	7,862
Interest	(66,670)	(64,426)
Total other expenses	(64,439)	(56,564)
Income before income taxes	436,904	89,930
Provision for income tax expense	(131,346)	(9,120)
Net income and comprehensive income including noncontrolling interests	305,558	80,810
Net income and comprehensive income attributable to noncontrolling interests	37,162	65,977
Net income and comprehensive income attributable to Antero Resources Corporation	$268,396	14,833

Earnings per common share—basic	$0.85	0.05

Earnings per common share—assuming dilution	$0.85	0.05

Weighted average number of shares outstanding:
Basic	314,954	316,471
Diluted	315,769	316,911

See accompanying notes to condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Equity

Three Months Ended March 31, 2018

(Unaudited)

(In thousands)

	Common Stock		Additional paid-	Accumulated	Noncontrolling	Total
	Shares	Amount	in capital	earnings	interests	equity
Balances, December 31, 2017	316,379	$3,164	6,570,952	1,575,065	726,955	8,876,136
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	145	1	(1,067)	—	—	(1,066)
Issuance of common units in Antero Midstream Partners LP upon vesting of equity-based compensation awards, net of units withheld for income taxes	—	—	(50)	—	32	(18)
Equity-based compensation	—	—	18,802	—	2,354	21,156
Net income and comprehensive income	—	—	—	14,833	65,977	80,810
Effects of changes in ownership interests in consolidated subsidiaries	—	—	(555)	—	555	—
Distributions to noncontrolling interests	—	—	—	—	(55,915)	(55,915)
Other	—	—	—	—	(5)	(5)
Balances, March 31, 2018	316,524	$3,165	6,588,082	1,589,898	739,953	8,921,098

See accompanying notes to condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2017 and 2018

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2017	2018
Cash flows provided by (used in) operating activities:
Net income including noncontrolling interests	$305,558	80,810
Adjustment to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, amortization, and accretion	203,366	228,934
Impairment of unproved properties	26,899	50,536
Commodity derivative gains	(438,775)	(22,437)
Gains on settled commodity derivatives	44,849	101,341
Marketing derivative gains	—	(94,234)
Gains on settled marketing derivatives	—	110,042
Deferred income tax expense	131,346	9,120
Equity-based compensation expense	25,503	21,156
Equity in earnings of unconsolidated affiliates	(2,231)	(7,862)
Distributions of earnings from unconsolidated affiliates	—	7,085
Other	87	969
Changes in current assets and liabilities:
Accounts receivable	(7,192)	8,204
Accrued revenue	41,901	20,199
Other current assets	(3,366)	(1,431)
Accounts payable	12,545	(8,042)
Accrued liabilities	19,339	10,359
Revenue distributions payable	34,786	28,290
Other current liabilities	(676)	(1,490)
Net cash provided by operating activities	393,939	541,549
Cash flows used in investing activities:
Additions to proved properties	(49,664)	—
Additions to unproved properties	(55,542)	(49,569)
Drilling and completion costs	(306,925)	(359,868)
Additions to water handling and treatment systems	(36,954)	(40,285)
Additions to gathering systems and facilities	(66,559)	(93,670)
Additions to other property and equipment	(590)	(2,571)
Investments in unconsolidated affiliates	(159,889)	(17,389)
Change in other assets	(12,350)	(217)
Net cash used in investing activities	(688,473)	(563,569)
Cash flows provided by (used in) financing activities:
Issuance of common units by Antero Midstream Partners LP	223,119	—
Borrowings on bank credit facilities, net	70,000	75,000
Distributions to noncontrolling interests in consolidated subsidiary	(27,149)	(55,915)
Employee tax withholding for settlement of equity compensation awards	(1,657)	(1,084)
Other	(1,389)	(1,269)
Net cash provided by financing activities	262,924	16,732
Net decrease in cash and cash equivalents	(31,610)	(5,288)
Cash and cash equivalents, beginning of period	31,610	28,441
Cash and cash equivalents, end of period	$—	23,153

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$35,770	42,010
Supplemental disclosure of noncash investing activities:
Decrease in accounts payable and accrued liabilities for additions to property and equipment	$10,020	12,691

See accompanying notes to condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and March 31, 2018

(1)Organization

Antero Resources Corporation (individually referred to as “Antero” or the “Parent”) and its consolidated subsidiaries (collectively referred to as the “Company”) are engaged in the exploration, development, and acquisition of natural gas, NGLs, and oil properties in the Appalachian Basin in West Virginia and Ohio.  The Company targets large, repeatable resource plays where horizontal drilling and advanced fracture stimulation technologies provide the means to economically develop and produce natural gas, NGLs, and oil from unconventional formations.  Through its consolidated subsidiary, Antero Midstream Partners LP, a publicly-traded limited partnership (“Antero Midstream”), the Company has gathering and compression, as well as water handling and treatment operations in the Appalachian Basin.  The Company’s corporate headquarters are located in Denver, Colorado.

(2)Summary of Significant Accounting Policies

(a)Basis of Presentation

These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC applicable to interim financial information and should be read in the context of the December 31, 2017 consolidated financial statements and notes thereto for a more complete understanding of the Company’s operations, financial position, and accounting policies.  The December 31, 2017 consolidated financial statements have been filed with the Securities and Exchange Commission (“SEC”) in the Company’s 2017 Form 10-K.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, and, accordingly, do not include all of the information and footnotes required by GAAP for complete consolidated financial statements.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of December 31, 2017 and March 31, 2018, the results of its operations for the three months ended March 31, 2017 and 2018, and its cash flows for the three months ended March 31, 2017 and 2018.  The Company has no items of other comprehensive income or loss; therefore, its net income or loss is equal to its comprehensive income or loss.  Operating results for the period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the full year because of the impact of fluctuations in prices received for natural gas, NGLs, and oil, natural production declines, the uncertainty of exploration and development drilling results, fluctuations in the fair value of derivative instruments, and other factors.

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

We have determined that Antero Midstream is a VIE for which Antero is the primary beneficiary.  Therefore, Antero Midstream’s accounts are included in the Company’s condensed consolidated financial statements.  Antero is the primary beneficiary of Antero Midstream based on its power to direct the activities that most significantly impact Antero Midstream’s economic performance, and its obligation to absorb losses of, or right to receive benefits from, Antero Midstream that could be significant to Antero Midstream.  In reaching the determination that Antero is the primary beneficiary of Antero Midstream, the Company considered the following:

•	Antero Midstream was formed to own, operate, and develop midstream energy assets to service Antero’s production and completion activities under long-term service contracts.
•	Antero owned 52.9% of the outstanding limited partner interests in Antero Midstream at March 31, 2018.

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and March 31, 2018

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
•

Antero and Antero Midstream have contracts with 20-year initial terms and automatic renewal provisions, whereby Antero has dedicated the rights for gathering and compression, and water delivery and treatment services to Antero Midstream.  Such dedications cover a substantial portion of Antero’s current acreage and future acquired acreage, in each case, except for acreage that was already dedicated to other parties prior to entering into the service contracts or that was acquired subject to a pre-existing dedication.  The contracts call for Antero to present, in advance, its drilling and completion plans in order for Antero Midstream to develop gathering and compression and water delivery and handling assets to service Antero’s operations.  Consequently, the drilling and completion capital investment decisions made by Antero control the development and operation of all of Antero Midstream’s assets.  Because of these contractual obligations and the capital requirements related to these obligations, Antero Midstream has and, for the foreseeable future, will devote substantially all of its resources to servicing Antero’s operations.

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

(c)Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions which affect revenues, expenses, assets, and liabilities, as well as the disclosure of contingent assets and liabilities.  Changes in facts and circumstances or discovery of new information may result in revised estimates, and actual results could differ from those estimates.

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

(d)Risks and Uncertainties

The markets for natural gas, NGLs, and oil have, and continue to, experience significant price fluctuations.  Price fluctuations can result from variations in weather, levels of production, availability of transportation capacity to other regions of the country, the level of imports to and exports from the United States, and various other factors.  Increases or decreases in the prices the Company receives for its production could have a significant impact on the Company’s future results of operations and reserve quantities.

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and March 31, 2018

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

(f)Derivative Financial Instruments

In order to manage its exposure to natural gas, NGLs, and oil price volatility, the Company enters into derivative transactions from time to time, which may include commodity swap agreements, basis swap agreements, collar agreements, and other similar agreements related to the price risk associated with the Company’s production.  To the extent legal right of offset exists with a counterparty, the Company reports derivative assets and liabilities on a net basis.  The Company has exposure to credit risk to the extent that the counterparty is unable to satisfy its settlement obligations.  The Company actively monitors the creditworthiness of counterparties and assesses the impact, if any, on its derivative positions.

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

(g)Asset Retirement Obligations

The Company is obligated to dispose of certain long‑lived assets upon their abandonment.  The Company’s asset retirement obligations (“ARO”) relate primarily to its obligation to plug and abandon oil and gas wells at the end of their lives, as well as Antero Midstream’s future closure and postclosure costs associated with the landfill at its wastewater treatment facility.  An ARO is recorded at its estimated fair value, measured by reference to the expected future cash outflows required to satisfy the retirement obligation, which is then discounted at the Company’s credit‑adjusted, risk‑free interest rate.  Revisions to estimated AROs often result from changes in retirement cost estimates or changes in the estimated timing of abandonment.  The fair value of the liability is added to the carrying amount of the associated asset, and this additional carrying amount is depreciated over the life of the asset.  The liability is accreted at the end of each period through charges to operating expense.  If an obligation is settled for an amount other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.

(h)Income Taxes

For the three months ended March 31, 2017, the Company’s overall effective tax rate was different than the statutory rate of 35% primarily due to the effects of noncontrolling interest income, state tax rates, and permanent differences on vested equity compensation awards.  For the three months ended March 31, 2018, the Company’s overall effective tax rate was different than the statutory rate of 21% primarily due to the effects of noncontrolling interest income, state tax rates, and permanent differences on vested equity compensation awards.

(i)Industry Segments and Geographic Information

Management has evaluated how the Company is organized and managed and has identified the following segments: (1) the exploration, development, and production of natural gas, NGLs, and oil; (2) gathering and processing; (3) water handling and treatment; and (4) marketing and utilization of excess firm transportation capacity.

All of the Company’s assets are located in the United States and substantially all of its production revenues are attributable to customers located in the United States; however, some of the Company’s production revenues are attributable to customers who resell the Company’s production to third parties located in foreign countries.

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and March 31, 2018

(j)Earnings per Common Share

Earnings per common share—basic for each period is computed by dividing net income attributable to Antero by the basic weighted average number of shares outstanding during the period.  Earnings per common share—assuming dilution for each period is computed after giving consideration to the potential dilution from outstanding equity awards, calculated using the treasury stock method.  The Company includes performance share unit awards in the calculation of diluted weighted average shares outstanding based on the number of common shares that would be issuable if the end of the period was also the end of the performance period required for the vesting of the awards.  During periods in which the Company incurs a net loss, diluted weighted average shares outstanding are equal to basic weighted average shares outstanding because the effect of all equity awards is antidilutive.  The following is a reconciliation of the Company’s basic weighted average shares outstanding to diluted weighted average shares outstanding during the periods presented (in thousands):

	Three Months Ended March 31,
	2017	2018
Basic weighted average number of shares outstanding	314,954	316,471
Add: Dilutive effect of restricted stock units	770	401
Add: Dilutive effect of outstanding stock options	—	—
Add: Dilutive effect of performance stock units	45	39
Diluted weighted average number of shares outstanding	315,769	316,911

Weighted average number of outstanding equity awards excluded from calculation of diluted earnings per common share(1):
Restricted stock units	1,509	421
Outstanding stock options	683	653
Performance stock units	660	1,189

(1)   The potential dilutive effects of these awards were excluded from the computation of earnings per common share—assuming dilution because the inclusion of these awards would have been anti-dilutive.

(k)Adoption of New Accounting Principle

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The ASU replaced most existing revenue recognition guidance in GAAP when it became effective and was incorporated into GAAP as Accounting Standards Codification (“ASC”) Topic 606.  The new standard became effective for the Company on January 1, 2018.  The standard permits the use of either the retrospective or cumulative effect transition method.  The Company elected the cumulative effect transition method.  The adoption of this standard had no impact on the Company’s consolidated financial statements.  See Note 4 to the condensed consolidated financial statements for the Company’s disclosures under ASC 606.

(l)Recently Issued Accounting Standard

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to present nearly all leasing arrangements on the balance sheet as liabilities along with a corresponding right-of-use asset.  The ASU will replace most existing lease guidance in GAAP when it becomes effective.  The new standard becomes effective for the Company on January 1, 2019.  Although early application is permitted, the Company does not plan to early adopt the ASU.  The standard requires the use of the modified retrospective transition method.  The Company is evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures.  Currently, the Company is evaluating the standard’s applicability to its various contractual arrangements.  The Company believes that adoption of the standard will result in increases to its assets and liabilities on its consolidated balance sheet as well as changes to the presentation of certain operating expenses on its consolidated statement of operations, including the accelerated recognition of expenses attributable to certain of is leasing arrangements.  However, the Company has not yet determined the extent of the adjustments that will be required upon implementation of the standard.  The Company continues to monitor relevant industry guidance regarding the implementation of ASU 2016-02 and will adjust its implementation strategies as necessary.  The Company does not believe that adoption of the standard will impact its operational strategies, growth prospects, or cash flows.

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and March 31, 2018

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

During the three months ended March 31, 2018, Antero Midstream did not sell any common units under the Distribution Agreement.  As of March 31, 2018, Antero Midstream had the capacity to issue additional common units under the Distribution Agreement up to an aggregate sales price of $157.3 million.

On February 6, 2017, Antero Midstream formed a joint venture (the “Joint Venture”) to develop processing assets in Appalachia with MarkWest Energy Partners, L.P. (“MarkWest”), a wholly owned subsidiary of MPLX, L.P. (see note 3).  In conjunction with the formation of the Joint Venture, on February 10, 2017, Antero Midstream issued 6,900,000 common units, including common units issued pursuant to the underwriters’ option to purchase additional common units, generating net proceeds of approximately $223 million.  Antero Midstream used the net proceeds to fund the initial contribution to the Joint Venture, repay outstanding borrowings under its credit facility, and for general partnership purposes.

Antero owned approximately 52.9% of the limited partner interests of Antero Midstream at December 31, 2017 and March 31, 2018.

(4)Revenue

(a)   Revenue from Contracts with Customers

Product revenue

Our revenues are primarily derived from the sale of natural gas and oil production, as well as the sale of NGLs that are extracted from our natural gas. Sales of natural gas, NGLs, and oil are recognized when we satisfy a performance obligation by transferring control of a product to a customer. Payment is generally received one month after the sale has occurred.

Under our natural gas sales contracts, we deliver natural gas to the purchaser at an agreed upon delivery point. Natural gas is transported from our wellheads to delivery points specified under sales contracts. To deliver natural gas to these points, Antero Midstream or third parties gather, compress, process and transport our natural gas. We maintain control of the natural gas during gathering, compression, processing, and transportation. Our sales contracts provide that we receive a specific index price adjusted for pricing differentials. We transfer control of the product at the delivery point and recognize revenue based on the contract price. The costs to gather, compress, process and transport the natural gas are recorded as Gathering, compression, processing and transportation expenses.

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and March 31, 2018

NGLs, which are extracted from natural gas through processing, are either sold by us directly or by the processor under processing contracts. For NGLs sold by us directly, our sales contracts provide that we deliver the product to the purchaser at an agreed upon delivery point and that we receive a specific index price adjusted for pricing differentials. We transfer control of the product to the purchaser at the delivery point and recognize revenue based on the contract price. The costs to further process and transport NGLs are recorded as Gathering, compression, processing, and transportation expenses. For NGLs sold by the processor, our processing contracts provide that we transfer control to the processor at the tailgate of the processing plant and we recognize revenue based on the price received from the processor.

Under our oil sales contracts, we generally sell oil to the purchaser from storage tanks near the wellhead and collect a contractually agreed upon index price, net of pricing differentials. We transfer control of the product from the storage tanks to the purchaser and recognize revenue based on the contract price.

Gathering, compression, water handling and treatment revenue

Substantially all revenues from our gathering, compression, water handling and treatment operations are derived from intersegment transactions for services Antero Midstream provides to our exploration and production operations. The portion of such fees shown in our consolidated financial statements represent amounts charged to interest owners in Antero-operated wells, as well as fees charged to other third parties for water handling and treatment services provided by Antero Midstream or usage of Antero Midstream’s gathering and compression systems. For gathering and compression revenue, Antero Midstream satisfies its performance obligations and recognizes revenue when low pressure volumes are delivered to a compressor station, high pressure volumes are delivered to a processing plant or transmission pipeline, and compression volumes are delivered to a high pressure line. Revenue is recognized based on the per Mcf gathering or compression fee charged by Antero Midstream in accordance with the gathering and compression agreement. For water handling and treatment revenue, Antero Midstream satisfies its performance obligations and recognizes revenue when the fresh water volumes have been delivered to the hydration unit of a specified well pad and the wastewater volumes have been delivered to its wastewater treatment facility. For services contracted through third party providers, Antero Midstream’s performance obligation is satisfied when the service performed by the third party provider has been completed. Revenue is recognized based on the per barrel fresh water delivery or wastewater treatment fee charged by Antero Midstream in accordance with the water services agreement.

Marketing revenue

Marketing revenues are derived from activities to purchase and sell third-party natural gas and NGLs and to market excess firm transportation capacity to third parties. We retain control of the purchased natural gas and NGLs prior to delivery to the purchaser. The Company has concluded that we are the principal in these arrangements and therefore we recognize revenue on a gross basis, with costs to purchase and transport natural gas and NGLs presented as marketing expenses. Contracts to sell third party gas and NGLs are generally subject to similar terms as contracts to sell our produced natural gas and NGLs. We satisfy performance obligations to the purchaser by transferring control of the product at the delivery point and recognize revenue based on the price received from the purchaser.

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and March 31, 2018

(b)   Disaggregation of Revenue

In the following table, revenue is disaggregated by type (in thousands). The table also identifies the reportable segment to which the disaggregated revenues relate. For more information on reportable segments, see Note 15—Reportable Segments.

	Three Months Ended March 31,		Segment to which
	2017	2018	revenues relate
Revenues from contracts with customers:
Natural gas sales	$466,664	$497,663	Exploration and production
Natural gas liquids sales (ethane)	18,469	27,075	Exploration and production
Natural gas liquids sales (C3+ NGLs)	176,183	207,095	Exploration and production
Oil sales	26,960	30,273	Exploration and production
Gathering and compression	2,539	4,145	Gathering and processing
Water handling and treatment	65	790	Water handling and treatment
Marketing	65,924	144,389	Marketing
Total	756,804	911,430
Revenues from derivatives and other sources	438,775	116,671
Total revenue and other	$1,195,579	$1,028,101

(c)   Transaction Price Allocated to Remaining Performance Obligations

For our product sales that have a contract term greater than one year, we have utilized the practical expedient in ASC 606, which states that a company is not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Under our product sales contracts, each unit of product delivered to the customer represents a separate performance obligation; therefore, future volumes are wholly unsatisfied and disclosure of the transaction price allocated to remaining performance obligations is not required. For our product sales that have a contract term of one year or less, we have utilized the practical expedient in ASC 606, which states that a company is not required to disclose the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.

(d)   Contract Balances

Under our sales contracts, we invoice customers after our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities under ASC 606. At December 31, 2017 and March 31, 2018, our receivables from contracts with customers were $300 million and $280 million, respectively.

(5)Equity Method Investments

In 2016, Antero Midstream acquired a 15% equity interest in Stonewall Gas Gathering LLC (“Stonewall”), which operates a regional gathering pipeline on which Antero is an anchor shipper.

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

The Company’s consolidated statements of operations and comprehensive income includes Antero Midstream’s proportionate share of the net income of equity method investees. When Antero Midstream records its proportionate share of net income, it increases equity income in the consolidated statements of operations and comprehensive income and the carrying value of that investment on the Company’s consolidated balance sheet.  When a distribution is received, it is recorded as a reduction to the carrying value of that investment on the consolidated balance sheet.  The Company uses the equity method of accounting to account for its investments in Stonewall and the Joint Venture because Antero Midstream exercises significant influence, but not control, over the entities.  The Company’s judgment regarding the level of influence over its equity investments includes considering key factors such as Antero Midstream’s ownership interest, representation on the board of directors, and participation in the policy-making decisions of Stonewall and the Joint Venture.

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and March 31, 2018

The following table is a reconciliation of investments in unconsolidated affiliates for the three months ended March 31, 2018 (in thousands):

	Stonewall	MarkWest Joint Venture	Total
Balance at December 31, 2017	$67,128	236,174	303,302
Investments	—	17,389	17,389
Equity in net income of unconsolidated affiliates	2,738	5,124	7,862
Distributions from unconsolidated affiliates	(870)	(6,215)	(7,085)
Balance at March 31, 2018	$68,996	252,472	321,468

Investments in the Joint Venture during the three months ended March 31, 2018 relate to capital contributions for construction of additional processing facilities.

(6)Accrued Liabilities

Accrued liabilities as of December 31, 2017 and March 31, 2018 consisted of the following items (in thousands):

	December 31, 2017	March 31, 2018
Capital expenditures	$155,300	123,911
Gathering, compression, processing, and transportation expenses	88,850	94,693
Marketing expenses	59,049	61,917
Interest expense	40,861	63,451
Other	99,165	78,645
	$443,225	422,617

(7)Long-Term Debt

Long-term debt was as follows at December 31, 2017 and March 31, 2018 (in thousands):

	December 31, 2017	March 31, 2018
Antero Resources:
Credit Facility(a)	$185,000	155,000
5.375% senior notes due 2021(b)	1,000,000	1,000,000
5.125% senior notes due 2022(c)	1,100,000	1,100,000
5.625% senior notes due 2023(d)	750,000	750,000
5.00% senior notes due 2025(e)	600,000	600,000
Net unamortized premium	1,520	1,452
Net unamortized debt issuance costs	(32,430)	(31,026)
Antero Midstream:
Midstream Credit Facility(g)	555,000	660,000
5.375% senior notes due 2024(h)	650,000	650,000
Net unamortized debt issuance costs	(9,000)	(8,720)
	$4,800,090	4,876,706

Antero Resources Corporation

(a)Senior Secured Revolving Credit Facility

Antero’s Credit Facility is with a consortium of bank lenders.  Borrowings under the Credit Facility are subject to borrowing base limitations based on the collateral value of Antero’s assets and are subject to regular annual redeterminations.  At March 31, 2018, the borrowing base under the Credit Facility was $4.5 billion and lender commitments were $2.5 billion.  The next redetermination of the borrowing base is scheduled to occur by the end of April 2018.  The maturity date of the Credit Facility is the

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and March 31, 2018

earlier of (i) October 26, 2022 and (ii) the date that is 91 days prior to the earliest stated redemption date of any series of Antero’s senior notes, unless such series of notes is refinanced.

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

During any period that is not an Investment Grade Period, the Credit Facility is ratably secured by mortgages on substantially all of Antero’s properties and guarantees from Antero’s restricted subsidiaries, as applicable.  During an Investment Grade Period, the liens securing the obligations under the Credit Facility shall be automatically released (subject to the provisions of the Credit Facility).  The Credit Facility contains certain covenants, including restrictions on indebtedness and dividends, and requirements with respect to working capital and interest coverage ratios.  During any period that is not an Investment Grade Period, interest is payable at a variable rate based on LIBOR or the prime rate determined by Antero’s election at the time of borrowing, plus an applicable rate based on Antero’s borrowing base utilization which ranges from 25 basis points to 225 basis points. During an Investment Grade Period, interest is payable at a variable rate based on LIBOR or the prime rate determined by Antero’s election at the time of borrowing, plus an applicable rate based on Antero’s credit rating which ranges from 12.5 basis points to 175 basis points.  Antero was in compliance with all of the financial covenants under the Credit Facility as of December 31, 2017 and March 31, 2018.

As of March 31, 2018, Antero had an outstanding balance under the Credit Facility of $155 million, with a weighted average interest rate of 2.90%, and outstanding letters of credit of $692 million.  As of December 31, 2017, Antero had an outstanding balance under the Credit Facility of $185 million, with a weighted average interest rate of 2.96%, and outstanding letters of credit of $705 million.  Commitment fees on the unused portion of the Credit Facility are due quarterly at rates ranging from (i) 0.300% to 0.375% (during any period that is not an Investment Grade Period) of the unused portion based on utilization and (ii) 0.150% to 0.300% (during an Investment Grade Period) of the unused portion based on Antero’s credit rating.

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

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and March 31, 2018

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

(f)Treasury Management Facility

Antero has a stand-alone revolving note with a lender which provides for up to $25 million of cash management obligations in order to facilitate Antero’s daily treasury management.  Borrowings under the revolving note are secured by the collateral for the Credit Facility.  Borrowings under the revolving note bear interest at the lender’s prime rate plus 1.0%.  The note matures on June 1, 2018.  At December 31, 2017 and March 31, 2018, there were no outstanding borrowings under this note.

Antero Midstream Partners LP

(g)Senior Secured Revolving Credit Facility – Antero Midstream

Antero Midstream has a secured revolving credit facility (the “Midstream Credit Facility”) with a syndicate of bank lenders.  At March 31, 2018, lender commitments under the Midstream Credit Facility were $1.5 billion.  The maturity date of the Midstream Credit Facility is October 26, 2022.

During any period that is not an Investment Grade Period (as such term is defined in the Midstream Credit Facility), the Midstream Credit Facility is ratably secured by mortgages on substantially all of the properties of Antero Midstream and guarantees from its restricted subsidiaries, as applicable.  During an Investment Grade Period under the Midstream Credit Facility, the liens securing the Midstream Credit Facility are automatically released (subject to the provisions of the Midstream Credit Facility).  The Midstream Credit Facility contains certain covenants, including restrictions on indebtedness and certain distributions to owners, and requirements with respect to leverage and interest coverage ratios.  During any period that is not an Investment Grade Period under the Midstream Credit Facility, interest is payable at a variable rate based on LIBOR or the prime rate determined by Antero Midstream’s election at the time of borrowing, plus an applicable rate based on Antero Midstream’s borrowing base utilization which ranges from 25 basis points to 225 basis points. During an Investment Grade Period under the Midstream Credit Facility, interest is payable at a variable rate based on LIBOR or the prime rate determined by Antero Midstream’s election at the time of borrowing, plus an applicable rate based on Antero Midstream’s credit rating which ranges from 12.5 basis points to 200 basis points.  Antero Midstream was in compliance with all of the financial covenants under the Midstream Credit Facility as of December 31, 2017 and March 31, 2018.

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and March 31, 2018

As of March 31, 2018, Antero Midstream had an outstanding balance under the Midstream Credit Facility of $660 million with a weighted average interest rate of 2.95%, and no letters of credit outstanding.  As of December 31, 2017, Antero Midstream had an outstanding balance under the Midstream Credit Facility of $555 million with a weighted average interest rate of 2.81%.  Commitment fees on the unused portion of the Midstream Credit Facility are due quarterly at rates ranging from (i) 0.25% to 0.375% of the unused portion (during an period that is not an Investment Grade Period) based on the leverage ratio and (ii) 0.175% to 0.375% of the unused portion (during an Investment Grade Period) based on Antero Midstream’s credit rating.

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

(8)Asset Retirement Obligations

The following is a reconciliation of the Company’s asset retirement obligations for the three months ended March 31, 2018 (in thousands):

Asset retirement obligations—December 31, 2017	$34,610
Obligations incurred	3,525
Accretion expense	690
Asset retirement obligations—March 31, 2018	$38,825

Asset retirement obligations are included in other liabilities on the Company’s condensed consolidated balance sheets.

(9)Equity-Based Compensation

Antero is authorized to grant up to 16,906,500 shares of common stock to employees and directors of the Company under the Antero Resources Corporation Long-Term Incentive Plan (the “Plan”).  The Plan allows equity-based compensation awards to be granted in a variety of forms, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, dividend equivalent awards, and other types of awards.  The terms and conditions of the awards granted are established by the Compensation Committee of Antero’s Board of Directors.  A total of 8,524,884 shares were available for future grant under the Plan as of March 31, 2018.

Antero Midstream’s general partner is authorized to grant up to 10,000,000 common units representing limited partner interests in Antero Midstream under the Antero Midstream Partners LP Long-Term Incentive Plan (the “Midstream Plan”) to non-employee directors of its general partner and certain officers, employees, and consultants of Antero Midstream and its affiliates (which include Antero).  A total of 7,876,693 common units were available for future grant under the Midstream Plan as of March 31, 2018.

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and March 31, 2018

The Company’s equity-based compensation expense, by type of award, was as follows for the three months ended March 31, 2017 and 2018 (in thousands):

	Three Months Ended March 31,
	2017	2018
Restricted stock unit awards	$18,225	13,444
Stock options	620	481
Performance share unit awards	2,135	2,511
Antero Midstream phantom unit awards	4,043	4,218
Equity awards issued to directors	480	502
Total expense	$25,503	21,156

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

A summary of restricted stock unit awards activity for the three months ended March 31, 2018 is as follows:

		Weighted average	Aggregate
	Number of shares	grant date fair value	intrinsic value (in thousands)
Total awarded and unvested—December 31, 2017	3,424,084	$28.51	$65,058
Granted	63,313	$19.87
Vested	(145,493)	$28.42
Forfeited	(119,599)	$30.19
Total awarded and unvested—March 31, 2018	3,222,305	$28.28	$63,963

Intrinsic values are based on the closing price of the Company’s stock on the referenced dates.  As of March 31, 2018, there was $50.5 million of unamortized equity-based compensation expense related to unvested restricted stock units.  That expense is expected to be recognized over a weighted average period of approximately 1.7 years.

Stock Options

Stock options granted under the Plan have a maximum contractual life of 10 years.  Expense related to stock options is recognized on a straight-line basis over the requisite service period of the entire award.  Forfeitures are accounted for as they occur by reversing the expense previously recognized for awards that were forfeited during the period.  Stock options were granted with an exercise price equal to or greater than the market price of the Company’s common stock on the dates of grant.

A summary of stock option activity for the three months ended March 31, 2018 is as follows:

			Weighted
		Weighted average	average remaining	Intrinsic
	Stock options	exercise price	contractual life	value (in thousands)
Outstanding at December 31, 2017	660,512	$50.48	7.06	$—
Granted	—	$—
Exercised	—	$—
Forfeited	(12,374)	$50.00
Expired	—	$—
Outstanding at March 31, 2018	648,138	$50.49	6.82	$—
Vested or expected to vest as of March 31, 2018	648,138	$50.49	6.82	$—
Exercisable at March 31, 2018	367,065	$50.87	6.64	$—

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and March 31, 2018

Intrinsic values are based on the exercise price of the options and the closing price of the Company’s stock on the referenced dates.  As of March 31, 2018, there was $2.2 million of unamortized equity-based compensation expense related to unvested stock options.  That expense is expected to be recognized over a weighted average period of approximately 1.0 year.

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

Summary Information for Performance Share Unit Awards

A summary of PSU activity for the three months ended March 31, 2018 is as follows:

	Number of units	Weighted average grant date fair value
Total awarded and unvested—December 31, 2017	1,283,843	$28.29
Granted	—	$—
Vested	(41,666)	$27.38
Forfeited	(12,186)	$29.83
Total awarded and unvested—March 31, 2018	1,229,991	$28.30

As of March 31, 2018, there was $15.1 million of unamortized equity-based compensation expense related to unvested PSUs.  That expense is expected to be recognized over a weighted average period of approximately 1.7 years.

Antero Midstream Partners Phantom Unit Awards

Phantom units granted by Antero Midstream vest subject to the satisfaction of service requirements, upon the completion of which common units in Antero Midstream are delivered to the holder of the phantom units.  Phantom units also contain distribution equivalent rights which entitle the holder of vested common units to receive a “catch up” payment equal to common unit distributions paid by Antero Midstream during the vesting period of the phantom unit award.  These phantom units are treated, for accounting purposes, as if Antero Midstream distributed the units to Antero.  Antero recognizes compensation expense as the units are granted to its employees, and a portion of the expense is allocated to Antero Midstream.  Expense related to each phantom unit award is recognized on a straight-line basis over the requisite service period of the entire award.  Forfeitures are accounted for as they occur by reversing the expense previously recognized for awards that were forfeited during the period.  The grant date fair values of these awards are determined based on the closing price of Antero Midstream’s common units on the date of grant.

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and March 31, 2018

A summary of phantom unit awards activity for the three months ended March 31, 2018 is as follows:

	Number of units	Weighted average grant date fair value	Aggregate intrinsic value (in thousands)
Total awarded and unvested—December 31, 2017	1,042,963	$28.69	$30,288
Granted	9,449	$31.75
Vested	(1,491)	$33.52
Forfeited	(24,990)	$28.96
Total awarded and unvested—March 31, 2018	1,025,931	$28.71	$26,561

Intrinsic values are based on the closing price of Antero Midstream’s common units on the referenced dates.  As of March 31, 2018, there was $20.3 million of unamortized equity-based compensation expense related to unvested phantom unit awards.  That expense is expected to be recognized over a weighted average period of approximately 1.9 years.

(10)Financial Instruments

The carrying values of accounts receivable and accounts payable at December 31, 2017 and March 31, 2018 approximated market values because of their short-term nature.  The carrying values of the amounts outstanding under the Credit Facility and Midstream Credit Facility at December 31, 2017 and March 31, 2018 approximated fair value because the variable interest rates are reflective of current market conditions.

Based on Level 2 market data inputs, the fair value of Antero’s senior notes was approximately $3.5 billion at December 31, 2017 and March 31, 2018.  Based on Level 2 market data inputs, the fair value of Antero Midstream’s senior notes was approximately $670 million at December 31, 2017 and $652 million at March 31, 2018.

See Note 11 for information regarding the fair value of derivative financial instruments.

(11)Derivative Instruments

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

The Company was party to various fixed price commodity swap contracts that settled during the three months ended March 31, 2017 and 2018.  The Company enters into these swap contracts when management believes that favorable future sales prices for the Company’s production can be secured.  Under these swap agreements, when actual commodity prices upon settlement exceed the fixed price provided by the swap contracts, the Company pays the difference to the counterparty.  When actual commodity prices upon settlement are less than the contractually provided fixed price, the Company receives the difference from the counterparty.

The Company’s derivative swap contracts have not been designated as hedges for accounting purposes; therefore, all gains and losses are recognized in the Company’s statements of operations.

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and March 31, 2018

As of March 31, 2018, the Company’s fixed price natural gas, NGLs, and oil swap positions from April 1, 2018 through December 31, 2023 were as follows (abbreviations in the table refer to the index to which the swap position is tied, as follows: NYMEX=Henry Hub; Mont Belvieu-Propane=Mont Belvieu Propane; NYMEX-WTI=West Texas Intermediate):

	Natural gas MMbtu/day	Oil Bbls/day	Natural Gas Liquids Bbls/day	Weighted average index price
Three months ending June 30, 2018:
NYMEX ($/MMBtu)	2,002,500	—	—	$3.42
NYMEX-WTI ($/Bbl)	—	6,000	—	$56.99
Mont Belvieu-Propane ($/Gallon)	—	—	26,000	$0.76
Total	2,002,500	6,000	26,000
Three months ending September 30, 2018:
NYMEX ($/MMBtu)	2,002,500	—	—	$3.45
NYMEX-WTI ($/Bbl)	—	6,000	—	$56.99
Mont Belvieu-Propane ($/Gallon)	—	—	26,000	$0.76
Total	2,002,500	6,000	26,000
Three months ending December 31, 2018:
NYMEX ($/MMBtu)	2,002,500	—	—	$3.53
NYMEX-WTI ($/Bbl)	—	6,000	—	$56.99
Mont Belvieu-Propane ($/Gallon)	—	—	26,000	$0.77
Total	2,002,500	6,000	26,000
Year ending December 31, 2019:
NYMEX ($/MMBtu)	2,330,000			$3.50
Year ending December 31, 2020:
NYMEX ($/MMBtu)	1,417,500			$3.25
Year ending December 31, 2021:
NYMEX ($/MMBtu)	710,000			$3.00
Year ending December 31, 2022:
NYMEX ($/MMBtu)	850,000			$3.00
Year ending December 31, 2023:
NYMEX ($/MMBtu)	90,000			$2.91

(b)Marketing Derivatives

In 2017, due to delay of the in-service date for a pipeline on which the Company is to be an anchor shipper, the Company realized it would not be able to fulfill its delivery obligations under a natural gas sales contract commencing in January 2018 until late 2018. In order to acquire gas to fulfill its delivery obligations, the Company entered into several natural gas purchase agreements with index-based pricing to purchase gas for resale under this sales contract. Subsequently, the Company and the counterparty to the sales contract came to an agreement that the Company’s delivery obligations under the contract would not begin until the earlier of (1) the in-service date of the pipeline and (2) January 1, 2019. Consequently, in December 2017, the Company entered into natural gas sales agreements with index-based pricing to resell the purchased gas for delivery during the period from February to October 2018.  The natural gas that it had purchased for January was sold on the spot market during January.  As a result of severe cold weather in the local area in January resulting in wide basis premiums at the index for these contracts, the Company realized a $110 million cash gain during the quarter on these contracts.

The Company determined that these gas purchase and sales agreements should be accounted for as derivatives and measured at fair value at the end of each period. The Company recognized a loss in the fourth quarter of 2017 of $21.4 million. For the three months ended March 31, 2018, the Company recognized a net gain of $94.2 million. The estimated fair value of these contracts of $37.2 million at March 31, 2018 is included in current Derivative liabilities on the Company’s condensed consolidated balance sheet and will be settled during 2018.

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and March 31, 2018

(c)Summary

The following table presents a summary of the fair values of the Company’s derivative instruments and where such values are recorded in the consolidated balance sheets as of December 31, 2017 and March 31, 2018.  None of the Company’s derivative instruments are designated as hedges for accounting purposes.

	December 31, 2017		March 31, 2018
	Balance sheet location	Fair value	Balance sheet location	Fair value
		(In thousands)		(In thousands)
Asset derivatives not designated as hedges for accounting purposes:
Commodity derivatives - current	Derivative instruments	$460,685	Derivative instruments	$459,892
Commodity derivatives - noncurrent	Derivative instruments	841,257	Derivative instruments	760,562

Total asset derivatives		1,301,942		1,220,454

Liability derivatives not designated as hedges for accounting purposes:
Marketing derivatives - current	Derivative instruments	21,394	Derivative instruments	37,202
Commodity derivatives - current	Derivative instruments	7,082	Derivative instruments	4,705
Commodity derivatives - noncurrent	Derivative instruments	207	Derivative instruments	—

Total liability derivatives		28,683		41,907

Net derivatives		$1,273,259		$1,178,547

The following table presents the gross values of recognized derivative assets and liabilities, the amounts offset under master netting arrangements with counterparties, and the resulting net amounts presented in the consolidated balance sheets as of the dates presented, all at fair value (in thousands):

	December 31, 2017			March 31, 2018
	Gross amounts on balance sheet	Gross amounts offset on balance sheet	Net amounts of assets on balance sheet	Gross amounts on balance sheet	Gross amounts offset on balance sheet	Net amounts of assets (liabilities) on balance sheet
Commodity derivative assets	$1,367,554	(65,612)	1,301,942	$1,265,716	(45,262)	1,220,454
Commodity derivative liabilities	$(72,901)	65,612	(7,289)	$(49,967)	45,262	(4,705)
Marketing derivative assets	$311,083	(311,083)	—	$—	—	—
Marketing derivative liabilities	$(332,477)	311,083	(21,394)	$(37,202)	—	(37,202)

The following is a summary of derivative fair value gains and where such values are recorded in the condensed consolidated statements of operations for the three months ended March 31, 2017 and 2018 (in thousands):

	Statement of operations	Three months ended March 31,
	location	2017	2018
Commodity derivative gains	Revenue	$438,775	22,437
Marketing derivative gains	Revenue	$—	94,234

The fair value of derivative instruments was determined using Level 2 inputs.

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and March 31, 2018

(12)Commitments

The table below is a schedule of future minimum payments for firm transportation, drilling rig and completion services, processing, gathering and compression, and office and equipment agreements, as well as leases that have remaining lease terms in excess of one year as of March 31, 2018 (in millions).

	Firm transportation	Processing, gathering and compression	Drilling rigs and completion services	Office and equipment
(in millions)	(a)	(b)	(c)	(d)	Total
Remainder of 2018	$653	338	54	11	1,056
2019	1,086	365	43	11	1,505
2020	1,106	383	—	10	1,499
2021	1,085	367	—	9	1,461
2022	1,033	364	—	8	1,405
2023	1,021	355	—	7	1,383
Thereafter	8,588	1,568	—	49	10,205
Total	$14,572	3,740	97	105	18,514

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

The values in the table represent the gross amounts that the Company is committed to pay; however, the Company will record in the consolidated financial statements its proportionate share of costs based on its working interest.  The values in the table also include minimum processing fees to be paid to the Joint Venture owned by Antero Midstream and MarkWest, and Antero Midstream’s commitments for the construction of its advanced wastewater treatment complex, which is currently undergoing testing and commissioning.  The table does not include intracompany commitments.  Future capital contributions to unconsolidated affiliates are excluded from the table as neither the amounts nor the timing of the obligations can be determined in advance.

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

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and March 31, 2018

(13)Contingencies

SJGC

The Company is the plaintiff in two lawsuits against South Jersey Gas Company and South Jersey Resources Group, LLC (collectively, “SJGC”) pending in United States District Court in Colorado. In March 2015, the Company filed suit against SJGC seeking relief for breach of contract and damages in the amounts that SJGC had short paid, and continued to short pay, the Company in connection with two nearly identical long term gas contracts. Under those contracts, SJGC are long term purchasers of 80,000 MMBtu/day of the Company’s natural gas production. Deliveries under the contracts began in October 2011 and the term of the contracts continues through October 2019. The price for gas was based on specified indices in the contracts. Beginning in October 2014, SJGC began short paying the Company based on price indices unilaterally selected by SJGC and not the applicable index specified in the contracts. SJGC claimed that the index price specified in the contracts, and the index at which SJGC paid for deliveries from 2011 through September 2014, was no longer appropriate under the contracts because a market disruption event (as defined by the contract) had occurred and, as a result, a new index price was required to be determined by the parties. The Company rejected SJGC’s contention that a market disruption event occurred. SJGC’s actions constituted a breach of the contracts by failing to pay the Company based on the express price terms of the contracts and paying the Company based on unilaterally selected price indices in violation of the contracts’ remedial provisions. On May 8, 2017, a jury in the United States District Court in Colorado returned a unanimous verdict finding in favor of Antero’s positions in the lawsuit against SJGC. On July 21, 2017, final judgment on the jury’s unanimous verdict was entered by the court. On August 18, 2017, SJGC filed post-judgment motions with the court. On March 23, 2018, the court denied SJGC’s post-judgment motions. On April 20, 2018, SJGC appealed the final judgment to the United States Court of Appeals for the Tenth Circuit and the appeal remains pending.

Subsequent to the entry of judgment, SJGC has continued to short pay the Company on the basis of unilaterally selected price indices and not the index specified in the contract.  Accordingly, on December 21, 2017, Antero filed suit against SJGC to recover for its damages since March of 2017.

Through March 31, 2018, the Company estimates that it is owed approximately $77 million (gross damages, including interest) more than SJGC has paid using the indices unilaterally selected by them. Substantially all of this amount has not been accrued in the Company’s financial statements. The Company will vigorously seek recovery from SJGC of all underpayments and damages, including interest, based on the contracted price.

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

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and March 31, 2018

the delivery point under the Contracts was not the IPP Pool. WGL has appealed this decision to the Colorado Court of Appeals and that appeal remains pending.

The Company is also actively engaged in pursuing cover damages against WGL based on WGL’s failure to take receipt of all of the agreed quantities of gas required under the Contracts. WGL’s failure to take the gas volumes specified in the Contracts is directly related to WGL’s lack of primary firm transportation rights at the Delivery Point. The failures by WGL to take the full contracted volumes gas began in April 2017 and continued each month through December 2017 in varying quantities. In defense of its conduct, WGL has asserted to the Company that their failure to receive gas is excused by (1) the Company’s failure to deliver gas to the IPP Pool or (2) alleged instances of Force Majeure under the Contracts. However, as stated above, the alleged obligation that the Company must deliver gas to the IPP Pool was rejected by the arbitration panel and the Colorado district court. Further, the Contracts expressly prohibit a Force Majeure claim in circumstances in which the gas purchaser does not have primary firm transportation agreements in place to transport the purchased gas. In each instance that WGL has failed to receive the quantity of gas required under the Contracts, the Company has resold the quantities not taken and invoiced WGL for cover damages pursuant to the terms of the Contracts. WGL has refused to pay for the invoiced cover damages as required by the Contracts and has also short paid the Company for, among other things, certain amounts of gas received by WGL. Through March 31, 2018, these damages amounted to approximately $105 million (gross damages, including interest). This amount has not been accrued in the Company’s financial statements. The Company is currently pursuing its cover damages in a lawsuit filed in Colorado district court on October 24, 2017. This case is set for trial on September 17, 2018. The Company will continue to vigorously seek recovery of its cover damages and other unpaid amounts, including interest, as part of its claims against WGL.

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

Antero Midstream’s operations comprise substantially all of the operations of our gathering and processing segment and our water handling and treatment segment.  Substantially all of the revenues for those segments in the three months ended March 31, 2017 and 2018 were derived from transactions with Antero.  See Note 15 for the operating results of the Company’s reportable segments.

(15)Segment Information

See Note 2(k) for a description of the Company’s determination of its reportable segments.  Revenues from gathering and processing and water handling and treatment operations are primarily derived from intersegment transactions for services provided to the Company’s exploration and production operations.  Marketing revenues are primarily derived from activities to purchase and sell third-party natural gas and NGLs and to market excess firm transportation capacity to third parties.

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and March 31, 2018

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

The operating results and assets of the Company’s reportable segments were as follows for the three months ended March 31, 2017 and 2018 (in thousands):

	Exploration and production	Gathering and processing	Water handling and treatment	Marketing	Elimination of intersegment transactions	Consolidated total
Three months ended March 31, 2017:
Sales and revenues:
Third-party	$1,127,051	2,539	65	65,924	—	1,195,579
Intersegment	4,440	89,120	83,045	—	(176,605)	—
Total	$1,131,491	91,659	83,110	65,924	(176,605)	1,195,579

Operating expenses:
Lease operating	$15,742	—	38,622	—	(38,813)	15,551
Gathering, compression, processing, and transportation	347,768	8,114	—	—	(89,053)	266,829
Depletion, depreciation, and amortization	174,969	19,924	7,836	—	—	202,729
General and administrative	51,056	10,138	4,319	—	(815)	64,698
Other	53,618	—	4,344	89,993	(3,526)	144,429
Total	643,153	38,176	55,121	89,993	(132,207)	694,236
Operating income (loss)	$488,338	53,483	27,989	(24,069)	(44,398)	501,343
Equity in earnings of unconsolidated affiliates	$—	2,231	—	—	—	2,231
Segment assets	$12,989,013	1,941,668	645,943	27,730	(715,700)	14,888,654
Capital expenditures for segment assets	$457,739	66,559	36,954	—	(45,018)	516,234

	Exploration and production	Gathering and processing	Water handling and treatment	Marketing	Elimination of intersegment transactions	Consolidated total
Three months ended March 31, 2018:
Sales and revenues:
Third-party	$784,543	4,145	790	238,623	—	1,028,101
Intersegment	5,875	104,032	120,624	—	(230,531)	—
Total	$790,418	108,177	121,414	238,623	(230,531)	1,028,101

Operating expenses:
Lease operating	$31,262	—	54,872	—	(59,412)	26,722
Gathering, compression, processing, and transportation	384,345	11,368	—	—	(103,775)	291,938
Depletion, depreciation, and amortization	195,588	23,638	9,018	—	—	228,244
General and administrative	46,420	10,362	4,093	—	(845)	60,030
Other	77,884	14	4,910	195,739	(3,874)	274,673
Total	735,499	45,382	72,893	195,739	(167,906)	881,607
Operating income (loss)	$54,919	62,795	48,521	42,884	(62,625)	146,494
Equity in earnings of unconsolidated affiliates	$—	7,862	—	—	—	7,862
Segment assets	$13,200,108	2,217,115	933,909	41,548	(969,831)	15,422,849
Capital expenditures for segment assets	$472,767	93,670	40,285	—	(60,759)	545,963

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and March 31, 2018

(16)Subsidiary Guarantors

Each of Antero’s wholly-owned subsidiaries has fully and unconditionally guaranteed Antero’s senior notes.  Antero Midstream and its subsidiaries have been designated as unrestricted subsidiaries under the Credit Facility and the indentures governing Antero’s senior notes, and do not guarantee any of Antero’s obligations (see Note 7).  In the event a subsidiary guarantor is sold or disposed of (whether by merger, consolidation, the sale of a sufficient amount of its capital stock so that it no longer qualifies as a “Subsidiary” of the Company (as defined in the indentures governing the notes) or the sale of all or substantially all of its assets (other than by lease))) and whether or not the subsidiary guarantor is the surviving entity in such transaction to a person which is not Antero or a restricted subsidiary of Antero, such subsidiary guarantor will be released from its obligations under its subsidiary guarantee if the sale or other disposition does not violate the covenants set forth in the indentures governing the notes.

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

The following Condensed Consolidating Balance Sheets at December 31, 2017 and March 31, 2018, and the related Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2017 and 2018 and Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2017 and 2018 present financial information for Antero on a stand-alone basis (carrying its investment in subsidiaries using the equity method), financial information for the subsidiary guarantors, financial information for the non-guarantor subsidiaries, and the consolidation and elimination entries necessary to arrive at the information for the Company on a consolidated basis.  Antero’s wholly-owned subsidiaries are not restricted from making distributions to the Parent.

Distributions received by Antero from Antero Midstream have been reclassified from investing activities to operating activities on the Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2017.  The reclassification is a result of the adoption of ASU No. 2016-05, Classification of Certain Cash Receipts and Cash Payments, which provides for an accounting policy election to account for distributions received from equity method investees under the “nature of distribution” approach.

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and March 31, 2018

Condensed Consolidating Balance Sheet

December 31, 2017

(In thousands)

	Parent (Antero)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (Antero Midstream)	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$20,078	—	8,363	—	28,441
Accounts receivable, net	33,726	—	1,170	—	34,896
Intercompany receivables	6,459	—	110,182	(116,641)	—
Accrued revenue	300,122	—	—	—	300,122
Derivative instruments	460,685	—	—	—	460,685
Other current assets	8,273	—	670	—	8,943
Total current assets	829,343	—	120,385	(116,641)	833,087
Property and equipment:
Natural gas properties, at cost (successful efforts method):
Unproved properties	2,266,673	—	—	—	2,266,673
Proved properties	11,460,615	—	—	(364,153)	11,096,462
Water handling and treatment systems	—	—	942,361	4,309	946,670
Gathering systems and facilities	17,929	—	2,032,561	—	2,050,490
Other property and equipment	57,429	—	—	—	57,429
	13,802,646	—	2,974,922	(359,844)	16,417,724
Less accumulated depletion, depreciation, and amortization	(2,812,851)	—	(369,320)	—	(3,182,171)
Property and equipment, net	10,989,795	—	2,605,602	(359,844)	13,235,553
Derivative instruments	841,257	—	—	—	841,257
Investments in subsidiaries	(573,926)	—	—	573,926	—
Contingent acquisition consideration	208,014	—	—	(208,014)	—
Investments in unconsolidated affiliates	—	—	303,302	—	303,302
Other assets	35,371	—	12,920	—	48,291
Total assets	$12,329,854	—	3,042,209	(110,573)	15,261,490

Liabilities and Equity
Current liabilities:
Accounts payable	$54,340	—	8,642	—	62,982
Intercompany payable	110,182	—	6,459	(116,641)	—
Accrued liabilities	338,819	—	106,006	(1,600)	443,225
Revenue distributions payable	209,617	—	—	—	209,617
Derivative instruments	28,476	—	—	—	28,476
Other current liabilities	17,587	—	209	—	17,796
Total current liabilities	759,021	—	121,316	(118,241)	762,096
Long-term liabilities:
Long-term debt	3,604,090	—	1,196,000	—	4,800,090
Deferred income tax liability	779,645	—	—	—	779,645
Contingent acquisition consideration	—	—	208,014	(208,014)	—
Derivative instruments	207	—	—	—	207
Other liabilities	42,906	—	410	—	43,316
Total liabilities	5,185,869	—	1,525,740	(326,255)	6,385,354
Equity:
Stockholders' equity:
Partners' capital	—	—	1,516,469	(1,516,469)	—
Common stock	3,164	—	—	—	3,164
Additional paid-in capital	5,565,756	—	—	1,005,196	6,570,952
Accumulated earnings	1,575,065	—	—	—	1,575,065
Total stockholders' equity	7,143,985	—	1,516,469	(511,273)	8,149,181
Noncontrolling interests in consolidated subsidiary	—	—	—	726,955	726,955
Total equity	7,143,985	—	1,516,469	215,682	8,876,136
Total liabilities and equity	$12,329,854	—	3,042,209	(110,573)	15,261,490

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and March 31, 2018

Condensed Consolidating Balance Sheet

March 31, 2018

(In thousands)

	Parent (Antero)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (Antero Midstream)	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$14,439	—	8,714	—	23,153
Accounts receivable, net	25,447	—	1,245	—	26,692
Intercompany receivables	2,765	—	111,001	(113,766)	—
Accrued revenue	279,923	—	—	—	279,923
Derivative instruments	459,892	—	—	—	459,892
Other current assets	9,217	—	1,157	—	10,374
Total current assets	791,683	—	122,117	(113,766)	800,034
Property and equipment:
Natural gas properties, at cost (successful efforts method):
Unproved properties	2,265,727	—	—	—	2,265,727
Proved properties	11,902,297	—	—	(430,869)	11,471,428
Water handling and treatment systems	—	—	965,499	8,890	974,389
Gathering systems and facilities	17,825	—	2,114,978	—	2,132,803
Other property and equipment	59,499	—	—	—	59,499
	14,245,348	—	3,080,477	(421,979)	16,903,846
Less accumulated depletion, depreciation, and amortization	(3,008,346)	—	(401,752)	—	(3,410,098)
Property and equipment, net	11,237,002	—	2,678,725	(421,979)	13,493,748
Derivative instruments	760,562	—	—	—	760,562
Investments in subsidiaries	(629,293)	—	—	629,293	—
Contingent acquisition consideration	211,888	—	—	(211,888)	—
Investments in unconsolidated affiliates	—	—	321,468	—	321,468
Other assets	33,245	—	13,792	—	47,037
Total assets	$12,405,087	—	3,136,102	(118,340)	15,422,849

Liabilities and Equity
Current liabilities:
Accounts payable	$65,845	—	7,376	—	73,221
Intercompany payable	111,001	—	2,765	(113,766)	—
Accrued liabilities	350,769	—	70,369	1,479	422,617
Revenue distributions payable	237,907	—	—	—	237,907
Derivative instruments	41,907	—	—	—	41,907
Other current liabilities	13,973	—	228	—	14,201
Total current liabilities	821,402	—	80,738	(112,287)	789,853
Long-term liabilities:
Long-term debt	3,575,426	—	1,301,280	—	4,876,706
Deferred income tax liability	788,765	—	—	—	788,765
Contingent acquisition consideration	—	—	211,888	(211,888)	—
Other liabilities	42,990	—	3,437	—	46,427
Total liabilities	5,228,583	—	1,597,343	(324,175)	6,501,751
Equity:
Stockholders' equity:
Partners' capital	—	—	1,538,759	(1,538,759)	—
Common stock	3,165	—	—	—	3,165
Additional paid-in capital	5,583,441	—	—	1,004,641	6,588,082
Accumulated earnings	1,589,898	—	—	—	1,589,898
Total stockholders' equity	7,176,504	—	1,538,759	(534,118)	8,181,145
Noncontrolling interests in consolidated subsidiary	—	—	—	739,953	739,953
Total equity	7,176,504	—	1,538,759	205,835	8,921,098
Total liabilities and equity	$12,405,087	—	3,136,102	(118,340)	15,422,849

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and March 31, 2018

Condensed Consolidating Statement of Operations and Comprehensive Income

Three Months Ended March 31, 2017

(In thousands)

	Parent (Antero)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (Antero Midstream)	Eliminations	Consolidated
Revenue and other:
Natural gas sales	$466,664	—	—	—	466,664
Natural gas liquids sales	194,652	—	—	—	194,652
Oil sales	26,960	—	—	—	26,960
Commodity derivative gains	438,775	—	—	—	438,775
Gathering, compression, water handling and treatment	—	—	174,769	(172,165)	2,604
Marketing	65,924	—	—	—	65,924
Other income	4,440	—	—	(4,440)	—
Total revenue and other	1,197,415	—	174,769	(176,605)	1,195,579
Operating expenses:
Lease operating	15,742	—	38,622	(38,813)	15,551
Gathering, compression, processing, and transportation	347,768	—	8,114	(89,053)	266,829
Production and ad valorem taxes	23,975	—	818	—	24,793
Marketing	89,993	—	—	—	89,993
Exploration	2,107	—	—	—	2,107
Impairment of unproved properties	26,899	—	—	—	26,899
Depletion, depreciation, and amortization	175,193	—	27,536	—	202,729
Accretion of asset retirement obligations	637	—	—	—	637
General and administrative	51,056	—	14,457	(815)	64,698
Accretion of contingent acquisition consideration	—	—	3,526	(3,526)	—
Total operating expenses	733,370	—	93,073	(132,207)	694,236
Operating income	464,045	—	81,696	(44,398)	501,343
Other income (expenses):
Equity in earnings of unconsolidated affiliates	—	—	2,231	—	2,231
Interest	(58,003)	—	(8,836)	169	(66,670)
Equity in earnings (loss) of consolidated subsidiaries	(6,300)	—	—	6,300	—
Total other expenses	(64,303)	—	(6,605)	6,469	(64,439)
Income before income taxes	399,742	—	75,091	(37,929)	436,904
Provision for income tax expense	(131,346)	—	—	—	(131,346)
Net income and comprehensive income including noncontrolling interests	268,396	—	75,091	(37,929)	305,558
Net income and comprehensive income attributable to noncontrolling interests	—	—	—	37,162	37,162
Net income and comprehensive income attributable to Antero Resources Corporation	$268,396	—	75,091	(75,091)	268,396

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and March 31, 2018

Condensed Consolidating Statement of Operations and Comprehensive Income

Three Months Ended March 31, 2018

(In thousands)

	Parent (Antero)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (Antero Midstream)	Eliminations	Consolidated
Revenue and other:
Natural gas sales	$497,663	—	—	—	497,663
Natural gas liquids sales	234,170	—	—	—	234,170
Oil sales	30,273	—	—	—	30,273
Commodity derivative gains	22,437	—	—	—	22,437
Gathering, compression, water handling and treatment	—	—	229,591	(224,656)	4,935
Marketing	144,389	—	—	—	144,389
Marketing derivative gains	94,234	—	—	—	94,234
Other income	5,875	—	—	(5,875)	—
Total revenue and other	1,029,041	—	229,591	(230,531)	1,028,101
Operating expenses:
Lease operating	31,262	—	54,872	(59,412)	26,722
Gathering, compression, processing, and transportation	384,345	—	11,368	(103,775)	291,938
Production and ad valorem taxes	24,807	—	1,016	—	25,823
Marketing	195,739	—	—	—	195,739
Exploration	1,885	—	—	—	1,885
Impairment of unproved properties	50,536	—	—	—	50,536
Depletion, depreciation, and amortization	195,812	—	32,432	—	228,244
Accretion of asset retirement obligations	656	—	34	—	690
General and administrative	46,420	—	14,455	(845)	60,030
Accretion of contingent acquisition consideration	—	—	3,874	(3,874)	—
Total operating expenses	931,462	—	118,051	(167,906)	881,607
Operating income	97,579	—	111,540	(62,625)	146,494
Other income (expenses):
Equity in earnings of unconsolidated affiliates	—	—	7,862	—	7,862
Interest	(53,498)	—	(11,297)	369	(64,426)
Equity in earnings (loss) of consolidated subsidiaries	(20,128)	—	—	20,128	—
Total other expenses	(73,626)	—	(3,435)	20,497	(56,564)
Income before income taxes	23,953	—	108,105	(42,128)	89,930
Provision for income tax expense	(9,120)	—	—	—	(9,120)
Net income and comprehensive income including noncontrolling interests	14,833	—	108,105	(42,128)	80,810
Net income and comprehensive income attributable to noncontrolling interests	—	—	—	65,977	65,977
Net income and comprehensive income attributable to Antero Resources Corporation	$14,833	—	108,105	(108,105)	14,833

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and March 31, 2018

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2017

(In thousands)

	Parent (Antero)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (Antero Midstream)	Eliminations	Consolidated
Cash flows provided by (used in) operating activities:
Net income including noncontrolling interests	$268,396	—	75,091	(37,929)	305,558
Adjustment to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, amortization, and accretion	175,830	—	27,536	—	203,366
Accretion of contingent acquisition consideration	(3,526)	—	3,526	—	—
Impairment of unproved properties	26,899	—	—	—	26,899
Commodity derivative gains	(438,775)	—	—	—	(438,775)
Gains on settled commodity derivatives	44,849	—	—	—	44,849
Deferred income tax expense	131,346	—	—	—	131,346
Equity-based compensation expense	19,217	—	6,286	—	25,503
Equity in earnings of unconsolidated affiliates	—	—	(2,231)	—	(2,231)
Equity in (earnings) loss of consolidated subsidiaries	6,300	—	—	(6,300)	—
Distributions of earnings from unconsolidated affiliates	—	—	—	—	—
Distributions from Antero Midstream	30,484	—	—	(30,484)	—
Other	(544)	—	631	—	87
Changes in current assets and liabilities	109,217	—	(11,091)	(789)	97,337
Net cash provided by operating activities	369,693	—	99,748	(75,502)	393,939
Cash flows used in investing activities:
Additions to proved properties	(49,664)	—	—	—	(49,664)
Additions to unproved properties	(55,542)	—	—	—	(55,542)
Drilling and completion costs	(351,943)	—	—	45,018	(306,925)
Additions to water handling and treatment systems	—	—	(36,954)	—	(36,954)
Additions to gathering systems and facilities	—	—	(66,559)	—	(66,559)
Additions to other property and equipment	(590)	—	—	—	(590)
Investments in unconsolidated affiliates	—	—	(159,889)	—	(159,889)
Change in other assets	(6,476)	—	(5,874)	—	(12,350)
Net cash used in investing activities	(464,215)	—	(269,276)	45,018	(688,473)
Cash flows provided by (used in) financing activities:
Issuance of common units by Antero Midstream	—	—	223,119	—	223,119
Borrowings (repayments) on bank credit facility, net	80,000	—	(10,000)	—	70,000
Distributions	—	—	(57,633)	30,484	(27,149)
Employee tax withholding for settlement of equity compensation awards	(1,657)	—	—	—	(1,657)
Other	(1,389)	—	—	—	(1,389)
Net cash provided by financing activities	76,954	—	155,486	30,484	262,924
Net decrease in cash and cash equivalents	(17,568)	—	(14,042)	—	(31,610)
Cash and cash equivalents, beginning of period	17,568	—	14,042	—	31,610
Cash and cash equivalents, end of period	$—	—	—	—	—

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and March 31, 2018

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2018

(In thousands)

	Parent (Antero)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (Antero Midstream)	Eliminations	Consolidated
Cash flows provided by (used in) operating activities:
Net income including noncontrolling interests	$14,833	—	108,105	(42,128)	80,810
Adjustment to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, amortization, and accretion	196,468	—	32,466	—	228,934
Accretion of contingent acquisition consideration	(3,874)	—	3,874	—	—
Impairment of unproved properties	50,536	—	—	—	50,536
Commodity derivative gains	(22,437)	—	—	—	(22,437)
Gains on settled commodity derivatives	101,341	—	—	—	101,341
Marketing derivative gains	(94,234)	—	—	—	(94,234)
Gains on settled marketing derivatives	110,042	—	—	—	110,042
Deferred income tax expense	9,120	—	—	—	9,120
Equity-based compensation expense	14,945	—	6,211	—	21,156
Equity in (earnings) loss of consolidated subsidiaries	20,128	—	—	(20,128)	—
Equity in earnings of unconsolidated affiliates	—	—	(7,862)	—	(7,862)
Distributions of earnings from unconsolidated affiliates	—	—	7,085	—	7,085
Distributions from Antero Midstream	36,088	—	—	(36,088)	—
Other	279	—	690	—	969
Changes in current assets and liabilities	65,023	—	(16,519)	7,585	56,089
Net cash provided by operating activities	498,258	—	134,050	(90,759)	541,549
Cash flows used in investing activities:
Additions to unproved properties	(49,569)	—	—	—	(49,569)
Drilling and completion costs	(420,627)	—	—	60,759	(359,868)
Additions to water handling and treatment systems	—	—	(34,197)	(6,088)	(40,285)
Additions to gathering systems and facilities	104	—	(93,774)	—	(93,670)
Additions to other property and equipment	(2,571)	—	—	—	(2,571)
Investments in unconsolidated affiliates	—	—	(17,389)	—	(17,389)
Change in other assets	1,067	—	(1,284)	—	(217)
Net cash used in investing activities	(471,596)	—	(146,644)	54,671	(563,569)
Cash flows provided by (used in) financing activities:
Borrowings (repayments) on bank credit facility, net	(30,000)	—	105,000	—	75,000
Distributions	—	—	(92,003)	36,088	(55,915)
Employee tax withholding for settlement of equity compensation awards	(1,066)	—	(18)	—	(1,084)
Other	(1,235)	—	(34)	—	(1,269)
Net cash provided by (used in) financing activities	(32,301)	—	12,945	36,088	16,732
Net increase (decrease) in cash and cash equivalents	(5,639)	—	351	—	(5,288)
Cash and cash equivalents, beginning of period	20,078	—	8,363	—	28,441
Cash and cash equivalents, end of period	$14,439	—	8,714	—	23,153

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions, or beliefs about future events may, and often do, vary from actual results, and the differences can be material. Some of the key factors that could cause actual results to vary from our expectations include changes in natural gas, NGLs, and oil prices, the timing of planned capital expenditures, our ability to fund our development programs, availability of acquisitions, uncertainties in estimating proved reserves and forecasting production results, operational factors affecting the commencement or maintenance of producing wells, the condition of the capital markets generally, as well as our ability to access them, and uncertainties regarding environmental regulations or litigation and other legal or regulatory developments affecting our business, as well as those factors discussed below, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. See “Cautionary Statement Regarding Forward-Looking Statements.” Also, see the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors.” We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law. For more information, please refer to the Annual Report on Form 10-K for the year ended December 31, 2017 on file with the SEC.

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

We have assembled a portfolio of long-lived properties that are characterized by what we believe to be low geologic risk and repeatability.  Our drilling opportunities are focused in the Marcellus Shale and Utica Shale of the Appalachian Basin.  As of March 31, 2018, we held approximately 616,000 net acres of rich gas and dry gas properties located in the Appalachian Basin in West Virginia and Ohio.  Our corporate headquarters are in Denver, Colorado.

We operate in the following industry segments: (i) the exploration, development, and production of natural gas, NGLs, and oil; (ii) gathering and processing; (iii) water handling and treatment; and (iv) marketing and utilization of excess firm transportation capacity.  All of our operations are conducted in the United States.

Address, Internet Website and Availability of Public Filings

Our principal executive offices are located at 1615 Wynkoop Street, Denver, Colorado 80202, and our telephone number is (303) 357-7310. Our website is located at www.anteroresources.com.

We furnish or file with the SEC our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K.  We make these documents available free of charge at www.anteroresources.com  under the “Investors Relations” link as soon as reasonably practicable after they are furnished or filed with the SEC.

Information on our website is not incorporated into this Quarterly Report on Form 10-Q or our other filings with the SEC and is not a part of them.

2018 Developments and Highlights

Production and Financial Results

For the three months ended March 31, 2018, our net production totaled 214 Bcfe, or 2,376 MMcfe per day, an 11% increase compared to 193 Bcfe, or 2,144 MMcfe per day, for the three months ended March 31, 2017.  Our average price received for production, before the effects of gains on settled commodity derivatives, for the three months ended March 31, 2018 was $3.56 per Mcfe compared to $3.57 per Mcfe for the three months ended March 31, 2017.  Our average realized price after the effects of gains on settled commodity derivatives was $4.04 per Mcfe for the three months ended March 31, 2018 compared to $3.80 per Mcfe for the three months ended March 31, 2017.

For the three months ended March 31, 2018, we generated consolidated cash flows from operations of $542 million, consolidated net income of $15 million, Adjusted EBITDAX of $551 million, and Stand-Alone Adjusted EBITDAX of $488 million.  This compares to consolidated cash flows from operations of $394 million, consolidated net income of $268 million, Adjusted EBITDAX of $365 million, and Stand-Alone Adjusted EBITDAX of $321 million for the three months ended March 31, 2017.  See “—Non-GAAP Financial Measures” for a definition of Adjusted EBITDAX (a non-GAAP measure) and a reconciliation of Adjusted EBITDAX to net income.  See “—Stand-Alone Exploration and Production (E&P) Information” for a definition of Stand-Alone Adjusted EBITDAX and a reconciliation of Stand-Alone Adjusted EBITDAX to Antero’s stand-alone net income.  “Stand-Alone” data represents information for Antero on an unconsolidated basis, reflecting Antero’s investment in Antero Midstream under the equity method of accounting.

Consolidated net income of $15 million for the three months ended March 31, 2018 included (i) commodity derivative gains of $22 million, comprising gains on settled derivatives of $101 million and a non-cash loss of $79 million on changes in the fair value of unsettled commodity derivatives, (ii) a non-cash charge of $21 million for equity-based compensation, (iii) a non-cash charge of $51 million for impairments of unproved properties, and (iv) a non-cash deferred tax expense of $9 million.

Adjusted EBITDAX increased from $365 million for the three months ended March 31, 2017 to $551 million for the three months ended March 31, 2018, an increase of 51%.  Stand-Alone Adjusted EBITDAX increased from $321 million for the three months ended March 31, 2017 to $488 million for the three months ended March 31, 2018, an increase of 52%.  The increases in Adjusted EBITDAX and Stand-Alone Adjusted EBITDAX were primarily due to increases in our average realized price for production after gains on settled commodity and marketing derivatives.

Consolidated cash flows from operations increased from $394 million for the three months ended March 31, 2017 to $542 million for the three months ended March 31, 2018, an increase of 37%.  Stand-alone cash flows from operations increased from $370 million for the three months ended March 31, 2017 to $498 million for the three months ended March 31, 2018, an increase of 35%.  The increases in consolidated and stand-alone cash flows from operations were primarily due to increases in total realized revenues from production and settled commodity derivatives and $110 million in settled marketing derivative gains during 2018, net of increases in cash operating costs.

2018 Capital Budget and Capital Spending

Our consolidated capital budget for 2018 is $2.1 billion, and includes: $1.3 billion for drilling and completion, $150 million for leasehold expenditures, and $650 million for capital expenditures by Antero Midstream, which includes $215 million for investments in unconsolidated affiliates.  We do not budget for acquisitions.  Approximately 80% of the drilling and completion budget is allocated to the Marcellus Shale, and the remaining 20% is allocated to the Utica Shale.  During 2018, we plan to operate an average of five drilling rigs and four completion crews in the Marcellus Shale, and one drilling rig and one completion crew in the Utica Shale.  We periodically review our capital expenditures and adjust our budget and its allocation based on liquidity, drilling results, leasehold acquisition opportunities, and commodity prices.

For the three months ended March 31, 2018, our consolidated capital expenditures were approximately $546 million, including drilling and completion costs of $360 million, leasehold additions of $50 million, capital expenditures by Antero Midstream of $134 million, including gathering and compression expenditures of $94 million and water handling and treatment expenditures of $40 million, and other capital expenditures of $3 million.  Antero Midstream also invested $17 million in its gas processing and fractionation joint venture with MarkWest Energy Partners L.P. (the “Joint Venture”).

Hedge Position

As of March 31, 2018, we had entered into fixed price hedging contracts for approximately 2.5 Tcf of our projected natural gas production at a weighted average index price of $3.32 per MMBtu for the period from April 1, 2018 through December 31, 2023, 300 million gallons of propane at a weighted average price of $0.76 per gallon for the period from April 1, 2018 through December 31, 2018, and 1.65 MMBbls of oil at a weighted average price of $56.99 per Bbl for the period from April 1, 2018 through December 31, 2018.  These hedging contracts include contracts for the remainder of 2018 of approximately 551 Bcf of natural gas at a weighted average index price of $3.47 per MMBtu.

Credit Facilities

As of March 31, 2018, Antero’s borrowing base under its senior secured revolving bank credit facility (the “Credit Facility”) was $4.5 billion and lender commitments were $2.5 billion.  The borrowing base under the Credit Facility is redetermined annually and is based on the collateral value of Antero’s assets.  The next redetermination of the borrowing base is scheduled to occur by the end of April 2018.  The maturity date of the Credit Facility is the earlier of (i) October 26, 2022 and (ii) the date that is 91 days prior to the earliest stated redemption date of any series of Antero’s senior notes, unless such series of notes is refinanced.  At March 31, 2018, we had $155 million of borrowings and $692 million of letters of credit outstanding under the Credit Facility.  See “—Debt Agreements and Contractual Obligations—Senior Secured Revolving Credit Facility” for a description of the Credit Facility.

Antero Midstream has a revolving credit facility that provides for lender commitments of $1.5 billion (the “Midstream Credit Facility”).  At March 31, 2018, Antero Midstream had $660 million of borrowings outstanding under the Midstream Credit Facility.  The Midstream Credit Facility will mature on October 26, 2022.  See “—Debt Agreements and Contractual Obligations—Midstream Credit Facility” for a description of the Midstream Credit Facility.

Appointment of New Director

On February 20, 2018, the Board of Directors, upon the recommendation of its Nominating and Governance Committee, appointed Joyce E. McConnell to the Board of Directors as a Class II director. The Board of Directors determined that Ms. McConnell meets the independence requirements under the rules of the New York Stock Exchange and the Company’s independence standards.

Special Committee Formation

On February 26, 2018, we announced that our Board of Directors formed a special committee comprised solely of independent directors (the “Special Committee”) to explore, review and evaluate potential measures to address a perceived discount in the trading value of our common stock.  The Special Committee has hired legal advisors and financial advisors to assist in its evaluation of potential measures. However, as of the date of this Quarterly Report on Form 10-Q, no decision on any particular measure has been reached, and there is no assurance that a decision on any measure will be reached.

Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2018

The Company has four operating segments: (1) the exploration, development and production of natural gas, NGLs, and oil; (2) gathering and processing; (3) water handling and treatment; and (4) marketing and utilization of excess firm transportation capacity.  Revenues from the gathering and processing and water handling and treatment operations are primarily derived from intersegment transactions for services provided to our exploration and production operations by Antero Midstream.  All intersegment transactions are eliminated upon consolidation, including revenues from water handling and treatment services provided by Antero Midstream which are capitalized as proved property development costs by Antero.  Marketing revenues are primarily derived from activities to purchase and sell third-party natural gas and NGLs and to market and utilize excess firm transportation capacity.

The operating results of the Company’s reportable segments were as follows for the three months ended March 31, 2017 and 2018 (in thousands):

	Exploration and production	Gathering and processing	Water handling and treatment	Marketing	Elimination of intersegment transactions	Consolidated total
Three months ended March 31, 2017:
Operating revenues and other:
Natural gas sales	$466,664	—	—	—	—	466,664
Natural gas liquids sales	194,652	—	—	—	—	194,652
Oil sales	26,960	—	—	—	—	26,960
Commodity derivative gains	438,775	—	—	—	—	438,775
Gathering, compression, and water handling and treatment	—	91,659	83,110	—	(172,165)	2,604
Marketing	—	—	—	65,924	—	65,924
Marketing derivative gains (losses)	—	—	—	—	—	—
Gain on sale of assets	—	—	—	—	—	—
Other income	4,440	—	—	—	(4,440)	—
Total	$1,131,491	91,659	83,110	65,924	(176,605)	1,195,579

Operating expenses:
Lease operating	$15,742	—	38,622	—	(38,813)	15,551
Gathering, compression, processing, and transportation	347,768	8,114	—	—	(89,053)	266,829
Production and ad valorem taxes	23,975	—	818	—	—	24,793
Marketing	—	—	—	89,993	—	89,993
Exploration	2,107	—	—	—	—	2,107
Impairment of unproved properties	26,899	—	—	—	—	26,899
Accretion of asset retirement obligations	637	—	—	—	—	637
Depletion, depreciation, and amortization	174,969	19,924	7,836	—	—	202,729
General and administrative (before equity-based compensation)	31,839	5,549	2,622	—	(815)	39,195
Equity-based compensation	19,217	4,589	1,697	—	—	25,503
Change in fair value of contingent acquisition consideration	—	—	3,526	—	(3,526)	—
Total	643,153	38,176	55,121	89,993	(132,207)	694,236
Operating income (loss)	$488,338	53,483	27,989	(24,069)	(44,398)	501,343

Equity in earnings of unconsolidated affiliates	$—	2,231	—	—	—	2,231

	Exploration and production	Gathering and processing	Water handling and treatment	Marketing	Elimination of intersegment transactions	Consolidated total
Three months ended March 31, 2018:
Operating revenues and other:
Natural gas sales	$497,663	—	—	—	—	497,663
Natural gas liquids sales	234,170	—	—	—	—	234,170
Oil sales	30,273	—	—	—	—	30,273
Commodity derivative gains	22,437	—	—	—	—	22,437
Gathering, compression, and water handling and treatment	—	108,177	121,414	—	(224,656)	4,935
Marketing	—	—	—	144,389	—	144,389
Marketing derivative gains	—	—	—	94,234	—	94,234
Other income	5,875	—	—	—	(5,875)	—
Total	$790,418	108,177	121,414	238,623	(230,531)	1,028,101

Operating expenses:
Lease operating	$31,262	—	54,872	—	(59,412)	26,722
Gathering, compression, processing, and transportation	384,345	11,368	—	—	(103,775)	291,938
Production and ad valorem taxes	24,807	14	1,002	—	—	25,823
Marketing	—	—	—	195,739	—	195,739
Exploration	1,885	—	—	—	—	1,885
Impairment of unproved properties	50,536	—	—	—	—	50,536
Accretion of asset retirement obligations	656	—	34	—	—	690
Depletion, depreciation, and amortization	195,588	23,638	9,018	—	—	228,244
General and administrative (before equity-based compensation)	31,475	5,704	2,540	—	(845)	38,874
Equity-based compensation	14,945	4,658	1,553	—	—	21,156
Change in fair value of contingent acquisition consideration	—	—	3,874	—	(3,874)	—
Total	735,499	45,382	72,893	195,739	(167,906)	881,607
Operating income	$54,919	62,795	48,521	42,884	(62,625)	146,494

Equity in earnings of unconsolidated affiliates	$—	7,862	—	—	—	7,862

Exploration and Production Segment Results for the Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2018

The following tables set forth selected operating data of the exploration and production segment for the three months ended March 31, 2017 compared to the three months ended March 31, 2018:

	Three Months Ended March 31,		Amount of Increase	Percent
(Exploration and Production segment)	2017	2018	(Decrease)	Change
Production data:
Natural gas (Bcf)	139	158	19	14%
C2 Ethane (MBbl)	2,310	3,029	719	31%
C3+ NGLs (MBbl)	5,968	5,693	(275)	(5)%
Oil (MBbl)	643	530	(113)	(18)%
Combined (Bcfe)	193	214	21	11%
Daily combined production (MMcfe/d)	2,144	2,376	232	11%
Average prices before effects of derivative settlements(1):
Natural gas (per Mcf)	$3.35	$3.14	$(0.21)	(6)%
C2 Ethane (per Bbl)	$8.00	$8.94	$0.94	12%
C3+ NGLs (per Bbl)	$29.52	$36.38	$6.86	23%
Oil (per Bbl)	$41.96	$57.14	$15.18	36%
Combined (per Mcfe)	$3.57	$3.56	$(0.01)	—%
Average realized prices after effects of derivative settlements(1):
Natural gas (per Mcf)	$3.89	$3.85	$(0.04)	(1)%
C2 Ethane (per Bbl)	$8.73	$8.94	$0.21	2%
C3+ NGLs (per Bbl)	$24.01	$35.17	$11.16	46%
Oil (per Bbl)	$43.17	$51.12	$7.95	18%
Combined (per Mcfe)	$3.80	$4.04	$0.24	6%
Average Costs (per Mcfe):
Lease operating	$0.08	$0.15	$0.07	88%
Gathering, compression, processing, and transportation	$1.80	$1.80	$—	—%
Production and ad valorem taxes	$0.12	$0.12	$—	—%
Depletion, depreciation, amortization, and accretion	$0.91	$0.91	$—	—%
General and administrative (before equity-based compensation)	$0.16	$0.15	$(0.01)	(6)%

(1)

Average sales prices shown in the table reflect both the before and after effects of our settled commodity derivatives.  Our calculation of such after effects includes gains on settlements of commodity derivatives, which do not qualify for hedge accounting because we do not designate or document them as hedges for accounting purposes.  Oil and NGLs production was converted at 6 Mcf per Bbl to calculate total Bcfe production and per Mcfe amounts.  This ratio is an estimate of the equivalent energy content of the products and does not necessarily reflect their relative economic value.

Natural gas, NGLs, and oil sales.  Revenues from production of natural gas, NGLs, and oil increased from $688 million for the three months ended March 31, 2017 to $762 million for the three months ended March 31, 2018, an increase of $74 million, or 11%.  Our production increased by 11% over that same period, from 193 Bcfe, or 2,144 MMcfe per day, for the three months ended March 31, 2017 to 214 Bcfe, or 2,376 MMcfe per day, for the three months ended March 31, 2018.  Net equivalent prices before the effects of settled derivatives remained relatively consistent at $3.57 per Mcfe for the three months ended March 31, 2017 compared to $3.56 per Mcfe for the three months ended March 31, 2018.  Average prices for ethane, C3+ NGLs, and oil all increased from 2017 levels, whereas natural gas prices decreased slightly.  Net equivalent prices after the effects of gains on settled commodity derivatives increased by 6%, from $3.80 per Mcfe for the three months ended March 31, 2017 to $4.04 for the three months ended March 31, 2018, primarily due to higher average realized prices after hedges for NGLs and oil in the three months ended March 31, 2018.

Increased production volumes accounted for an approximate $74 million increase in year-over-year product revenues (calculated as the combined change in year-to-year volumes times the prior year average price), and changes in our equivalent prices, excluding the effects of derivative settlements, had a negligible effect on year-over-year product revenues (calculated as the change in the year-to-year average price times current year production volumes).  Production increases resulted from an increase in the number of producing wells as a result of our drilling and completion activity.

During the three months ended March 31, 2017 and 2018, our natural gas revenues were negatively affected by contractual issues with certain of our customers.  For more information on these disputes, please see Note 13 to the condensed consolidated financial statements or “Item 1. Legal Proceedings” included elsewhere in this Quarterly Report on Form 10-Q.

Commodity derivative gains.  To achieve more predictable cash flows, and to reduce our exposure to price fluctuations, we enter into fixed for variable price swap contracts when management believes that favorable future sales prices for our production can be secured.  Because we do not designate these derivatives as accounting hedges, they do not receive hedge accounting treatment.  Consequently, all mark-to-market gains or losses, as well as cash receipts or payments on settled derivative instruments, are recognized in our statements of operations.  For the three months ended March 31, 2017 and 2018, our commodity hedges resulted in derivative gains of $439 million and $22 million, respectively. The commodity derivative gains included $45 million and $101 million of gains on cash settled derivatives for the three months ended March 31, 2017 and 2018, respectively.

Commodity derivative gains or losses vary based on future commodity prices and have no cash flow impact until the derivative contracts are settled or monetized prior to settlement.  Derivative asset or liability positions at the end of any accounting period may reverse to the extent future commodity prices increase or decrease from their levels at the end of the accounting period, or as gains or losses are realized through settlement.  We expect continued volatility in commodity prices and the related fair value of our derivative instruments in the future.

Other income.  Other income increased from $4 million for the three months ended March 31, 2017 to $6 million for the three months ended March 31, 2018.  Other income primarily relates to increases in the fair value of our exploration and production segment’s contingent acquisition consideration that was received in connection with Antero’s sale of its water handling and treatment assets to Antero Midstream in 2015.  In conjunction with the acquisition of the water handling and treatment assets, Antero Midstream agreed to pay Antero (a) $125 million in cash if Antero Midstream delivers 176,295,000 barrels or more of fresh water during the period between January 1, 2017 and December 31, 2019 and (b) an additional $125 million in cash if Antero Midstream delivers 219,200,000 barrels or more of fresh water during the period between January 1, 2018 and December 31, 2020.  The contingent acquisition consideration asset is recorded at its discounted net present value of the payout to be received by Antero, and is re-measured each period end.  As the net present value of the contingent acquisition consideration asset increases, we recognize income in the E&P segment for the change in fair value.  Other income is eliminated upon consolidation.

Lease operating expense.  Lease operating expense increased from $16 million for the three months ended March 31, 2017 to $31 million for the three months ended March 31, 2018, an increase of 99%.  This increase is partly due to an 11% increase in production.  On a per unit basis, lease operating expenses increased from $0.08 per Mcfe for the three months ended March 31, 2017 to $0.15 for the three months ended March 31, 2018.  The increase in lease operating expenses on a per Mcfe basis is due to the increase in produced water on new well pads, which is attributable to an increase in the amount of water used in our advanced well completions.

Gathering, compression, processing, and transportation expense.  Gathering, compression, processing, and transportation expense increased from $348 million for the three months ended March 31, 2017 to $384 million for the three months ended March 31, 2018.  The increase in these expenses is a result of the increase in production and the related firm transportation, gathering, compression, and processing expenses.  On a per Mcfe basis, total gathering, compression, processing and transportation expenses remained consistent at $1.80 per Mcfe.  Transportation expenses increased due to a new interstate pipeline that was placed in service at the beginning of 2018 which has higher per-unit transportation costs than the average of our transportation portfolio, but in turn results in higher realized prices for our natural gas production.  This increase was offset by decreases in processing and other costs.

Production and ad valorem tax expense.  Total production and ad valorem taxes increased from $24 million for the three months ended March 31, 2017 to $25 million for the three months ended March 31, 2018 as a result of an increase in production revenues.  On a per Mcfe basis, production and ad valorem taxes remained consistent at $0.12 per Mcfe for the three months ended March 31, 2017 and 2018.  Production and ad valorem taxes as a percentage of natural gas, NGLs, and oil revenues before the effects of hedging decreased from 3.5% for the three months ended March 31, 2017 to 3.3% for the three months ended March 31, 2018 due to a decrease in the taxable value of our production.

Exploration expense.  Exploration expense remained consistent at $2 million for the three months ended March 31, 2017 and 2018.  These amounts represent expenses incurred for unsuccessful lease acquisition efforts.

Impairment of unproved properties.  Impairment of unproved properties increased from $27 million for the three months ended March 31, 2017 to $51 million for the three months ended March 31, 2018, primarily due to the expiration of certain Utica leases in the first quarter of 2018.  We charge impairment expense for expired or soon-to-be expired leases when we determine they are impaired based on factors such as remaining lease terms, reservoir performance, commodity price outlooks, or future plans to develop the acreage.

Depletion, depreciation, and amortization expense (“DD&A”).  DD&A increased from $175 million for the three months ended March 31, 2017 to $196 million for the three months ended March 31, 2018, primarily because of increased production.  DD&A per Mcfe remained consistent at $0.91 per Mcfe for the three months ended March 31, 2017 and 2018.

We evaluate the carrying amount of our proved natural gas, NGLs, and oil properties for impairment on a geological reservoir basis whenever events or changes in circumstances indicate that a property’s carrying amount may not be recoverable.  If the carrying amount exceeded the estimated undiscounted future net cash flows (measured using futures prices at the end of a quarter), we would further evaluate our proved properties and record an impairment charge if the carrying amount of our proved properties exceeded the estimated fair value of the properties.  At March 31, 2018, we compared the carrying values of our proved properties to estimated future net cash flows.  As estimated future net cash flows were higher than the carrying values of our proved properties at March 31, 2018, we did not further evaluate our proved properties for impairment.

General and administrative expense.  General and administrative expense (before equity-based compensation expense) was relatively consistent at $32 million for the three months ended March 31, 2017 and $31 million for the three months ended March 31, 2018.  On a per-unit basis, general and administrative expense before equity-based compensation decreased from $0.16 per Mcfe for the three months ended March 31, 2017 to $0.15 per Mcfe for the three months ended March 31, 2018.  We had 541 employees as of March 31, 2017 and 594 employees as of March 31, 2018.

Equity-based compensation expense.  Noncash equity-based compensation expense decreased from $19 million for the three months ended March 31, 2017 to $15 million for the three months ended March 31, 2018 as a result of equity award forfeitures.  When an equity award is forfeited, expense previously recognized for the award is reversed.  See Note 9 to the condensed consolidated financial statements included elsewhere in this report for more information on equity-based compensation awards.

Discussion of Gathering and Processing, Water Handling and Treatment, and Marketing Segment Results for the Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2018

Gathering and Processing.  Revenue for the gathering and processing segment increased from $92 million for the three months ended March 31, 2017 to $108 million for the three months ended March 31, 2018, an increase of $16 million, or 18%.  Gathering revenues increased by $9 million from the prior year period and compression revenues increased by $7 million as additional wells on production increased throughput volumes.  Total operating expenses related to the gathering and processing segment increased from $38 million for the three months ended March 31, 2017 to $45 million for the three months ended March 31, 2018 primarily as a result of increases in direct operating and depreciation expenses due to a larger base of gathering and compression assets.

In May 2016, Antero Midstream purchased a 15% equity interest in a regional gathering pipeline.  In February 2017, Antero Midstream formed the Joint Venture with MarkWest, which provides natural gas processing and fractionation services.  Equity in earnings of unconsolidated affiliates of $2.2 million and $7.9 million for the three months ended March 31, 2017 and 2018, respectively, represents the portion of the net income from these investments which was allocated to Antero Midstream based on its equity interests.  The increase was due to a full three months of investment income in the Joint Venture during 2018, whereas the Joint Venture commenced operations during the three months ended March 31, 2017.

Water Handling and Treatment.  Revenue for the water handling and treatment segment increased from $83 million for the three months ended March 31, 2017 to $121 million for the three months ended March 31, 2018, an increase of $38 million, or 46%.  The increase was due to an increase in the volume of water used per well in our advanced completions during 2018 as compared to 2017, as well as an increase in other fluid handling services as a result of an increase in the amount of water used in our advanced well completions.  The volume of water delivered through the systems increased from 13.4 MMBbls for the three months ended March 31, 2017 to 19.9 MMBbls for the three months ended March 31, 2018.  Operating expenses for the water handling and treatment segment increased from $55 million for the three months ended March 31, 2017 to $73 million for the three months ended March 31, 2018, primarily due to the increase in other fluid handling services.

Marketing.  Where feasible, we purchase and sell third-party natural gas and NGLs and market our excess firm transportation capacity, or engage third parties to conduct these activities on our behalf, in order to optimize the revenues from these transportation agreements.  We have entered into long-term firm transportation agreements for a significant portion of our current and expected future production in order to secure guaranteed capacity to favorable markets.

Operating income (loss) on our marketing activities was $(24) million and $43 million for the three months ended March 31, 2017 and 2018, respectively.  As a result of severe cold weather in January, resulting in extremely wide basis premiums at the index for certain derivative contracts, the Company recognized a gain of $94 million, including gains of $110 million on cash settled derivatives, during the three months ended March 31, 2018.  We will have cash settled losses on the contracts in future periods through October 31, 2018.  See note 11 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information on these contracts.

Marketing expenses include firm transportation costs related to current excess capacity as well as the cost of third-party purchased gas and NGLs.  This includes firm transportation costs of $21 million and $35 million for the three months ended March 31, 2017 and 2018, respectively, related to unutilized excess capacity which increased due to a new pipeline that was placed in service in late 2017.

Discussion of Items Not Allocated to Segments for the Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2018

Interest expense.  Interest expense decreased from $67 million for the three months ended March 31, 2017 to $64 million for the three months ended March 31, 2018, primarily due to the decrease in non-use fees under the Credit Facility.  The Company elected to reduce lender commitments from $4.5 billion to $2.5 billion concurrent with its entry into an amendment and restatement of the credit facility in October 2017.  Interest expense includes approximately $2.8 million and $3.2 million of non-cash amortization of deferred financing costs for the three months ended March 31, 2017 and 2018, respectively.

Income tax expense.  Income tax expense decreased from $131 million for the three months ended March 31, 2017 to $9 million for the three months ended March 31, 2018.  The decrease was primarily due to a decrease in our pre-tax income, as well as the impact of the passage of Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act.  The passage of this legislation resulted in the reduction in the U.S. statutory rate from 35% to 21%.

At December 31, 2017, we had approximately $3.0 billion of NOLs for U.S. federal income tax purposes that expire at various dates from 2024 through 2037 and approximately $2.3 billion of state NOLs that expire at various dates from 2018 through 2037.  Future interpretations relating to the passage of the Tax Cuts and Jobs Act which vary from our current interpretation, and possible changes to state tax laws in response to the recently enacted federal legislation, may have a significant effect on our future taxable position.  The impact of any such change would be recorded in the period in which such interpretation is received or legislation is enacted.

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

Based on strip pricing at March 31, 2018, we believe that funds from operating cash flows and available borrowings under the Credit Facility and Midstream Credit Facility, or capital market transactions, will be sufficient to meet our cash requirements, including normal operating needs, debt service obligations, capital expenditures, and commitments and contingencies for at least the next 12 months.  For more information on our outstanding indebtedness, see Note 7 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

The following table summarizes our cash flows for the three months ended March 31, 2017 and 2018:

	Three Months Ended March 31,		Increase
(in thousands)	2017	2018	(Decrease)
Net cash provided by operating activities	$393,939	541,549	147,610
Net cash used in investing activities	(688,473)	(563,569)	124,904
Net cash provided by financing activities	262,924	16,732	(246,192)
Net decrease in cash and cash equivalents	$(31,610)	(5,288)	26,322

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $394 million and $542 million for the three months ended March 31, 2017 and 2018, respectively.  The increase in cash flows from operations from the three months ended March 31, 2017 to the three months ended March 31, 2018 was primarily the result of increases in total realized revenues from production and settled derivatives and $110 million in settled marketing derivative gains during 2018, net of increases in cash operating costs.

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

Cash Flows Used in Investing Activities

Cash flows used in investing activities decreased from $688 million for the three months ended March 31, 2017 to $564 million for the three months ended March 31, 2018, primarily due to decreases in investments in the Joint Venture by Antero Midstream during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.  During the three months ended March 31, 2018, our cash flows used in investing activities included $360 million for drilling and completion costs, $50 million for undeveloped leasehold additions, $40 million for water handling and treatment systems, $94 million for gathering and compression systems, $17 million for investments in the Joint Venture, and $3 million for other property and equipment.  During the three months ended March 31, 2017, our cash flows used in investing activities included $307 million for drilling and completion costs, $56 million for undeveloped leasehold additions, $50 million for acquisitions, $37 million for water handling and treatment systems, $67 million for gathering and compression systems, $160 million for investments in the Joint Venture, $1 million for other property and equipment, and $12 million for other assets.

Our capital budget for 2018 is $1.45 billion, which does not include the capital budget of $650 million for Antero Midstream, our consolidated subsidiary.  Our capital budget may be adjusted as business conditions warrant as the amount, timing, and allocation of capital expenditures is largely discretionary and within our control.  If natural gas, NGLs, and oil prices decline to levels that do not generate an acceptable level of corporate returns, or costs increase to levels that do not generate an acceptable level of corporate returns, we could choose to defer a significant portion of our budgeted capital expenditures until later periods to achieve the desired balance between sources and uses of liquidity, and to prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flows.  We routinely monitor and adjust our capital expenditures in response to changes in commodity prices, availability of financing, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, success or lack of success in drilling activities, contractual obligations, internally generated cash flows, and other factors both within and outside our control.

Cash Flows Provided by Financing Activities

Net cash flows provided by financing activities decreased from $263 million for the three months ended March 31, 2017 to $17 million for the three months ended March 31, 2018, primarily due to Antero Midstream’s issuance of common units during the three months ended March 31, 2017 to finance its initial capital contribution to the Joint Venture in February 2017.  Net cash provided by financing activities of $17 million during the three months ended March 31, 2018 was primarily the result of (i) additional net borrowing on our credit facilities of $75 million, net of (ii) $56 million for distributions to noncontrolling interest owners in Antero Midstream and (iii) other items totaling $2 million.  Net cash provided by financing activities of $263 million during the three months ended March 31, 2017 was primarily the result of (i) proceeds from the issuance of common units by Antero Midstream of $223 million and (ii) additional net borrowings on our credit facilities of $70 million, net of (iii) $27 million for distributions to noncontrolling interest owners in Antero Midstream and (iv) other items totaling $3 million.

Stand-Alone Exploration and Production (E&P) Information

As explained in Note 16 to the Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q, each of the wholly-owned subsidiaries of Antero Resources Corporation has guaranteed Antero’s senior notes.  Antero Midstream and its subsidiaries do not guarantee Antero’s senior notes or any of its other obligations.   Note 16 to the Condensed Consolidated Financial Statements includes the condensed consolidating balance sheets, statements of operations and comprehensive income (loss), and statements of cash flows on a consolidating basis for Antero (the Parent) and Antero Midstream (Antero’s non-guarantor subsidiaries).  Antero (Parent) includes the assets, liabilities, results of operations, and cash flows for the exploration and production and marketing operations of the Company, including cash flows related to Antero’s ownership of common units in Antero Midstream and Antero’s stand-alone debt obligations not guaranteed by Antero Midstream.

We believe the Antero (Parent) information is useful to investors as a means to evaluate Antero’s operations on a stand-alone basis and its ability to service its debt obligations that are not guaranteed by Antero Midstream or to incur additional debt.  We believe that funds from stand-alone operating cash flows, available borrowings under the Credit Facility, and future capital market transactions by Antero, will be sufficient to meet Antero’s cash requirements, including normal operating needs, debt service obligations, capital expenditures, and commitments and contingencies for at least the next 12 months.

“Stand-Alone Adjusted EBITDAX” is a non-GAAP financial measure that we define as net income or loss  on a stand-alone basis for Antero (Parent) before interest expense, interest income, gains or losses from commodity derivatives and marketing derivatives, but including net cash receipts or payments on derivative instruments included in derivative gains or losses, income taxes, impairment, depletion, depreciation, amortization, and accretion, exploration expense, franchise taxes, equity-based compensation, gain or loss on early extinguishment of debt, gain or loss on sale of assets, equity in earnings or loss of Antero Midstream, and gain or loss on changes in the fair value of contingent acquisition consideration.  Stand-Alone Adjusted EBITDAX also includes distributions received from limited partner interests in Antero Midstream common units.

Stand-Alone Adjusted EBITDAX, as used and defined by us, may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with GAAP.  Stand-Alone Adjusted EBITDAX should not be considered in isolation or as a substitute for operating income, net income or loss, cash flows provided by operating, investing, and financing activities, or other income or cash flows statement data prepared in accordance with GAAP.  Stand-Alone Adjusted EBITDAX provides no information regarding a company’s capital structure, borrowings, interest costs, capital expenditures, working capital movement, or tax position.  Stand-Alone Adjusted EBITDAX does not represent funds available for discretionary use because those funds may be required for debt services, capital expenditures, working capital, income taxes, exploration expenses, and other commitments and obligations.  However, our management team believes Stand-Alone Adjusted EBITDAX is useful to an investor in evaluating our financial performance because this measure:

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

There are significant limitations to using Stand-Alone Adjusted EBITDAX as a measure of performance, including the inability to analyze the effect of certain recurring and non-recurring items that materially affect our net income or loss, the lack of comparability of results of operations of different companies, and the different methods of calculating Adjusted EBITDAX reported by different companies.

The following table presents a reconciliation of Antero’s stand-alone net income to Stand-Alone Adjusted EBITDAX, and a reconciliation of Stand-Alone Adjusted EBITDAX to Antero’s stand-alone net cash provided by operating activities per our condensed consolidating statements of cash flows (see Note 16 to our Consolidated Financial Statements), in each case, for the periods presented:

	Three months ended March 31,
(in thousands)	2017	2018
Net income	$268,396	14,833
Commodity derivative gains(1)	(438,775)	(22,437)
Gains on settled commodity derivatives(1)	44,849	101,341
Marketing derivative gains(1)	—	(94,234)
Gains on settled marketing derivatives(1)	—	110,042
Interest expense	58,003	53,498
Income tax expense	131,346	9,120
Depletion, depreciation, amortization, and accretion	175,830	196,468
Impairment of unproved properties	26,899	50,536
Exploration expense	2,107	1,885
Gain on change in fair value of contingent acquisition consideration	(3,526)	(3,874)
Equity-based compensation expense	19,217	14,945
Equity in (earnings) loss of Antero Midstream Partners LP	6,300	20,128
Distributions from Antero Midstream Partners LP	30,484	36,088
Stand-Alone Adjusted EBITDAX	321,130	488,339
Interest expense	(58,003)	(53,498)
Exploration expense	(2,107)	(1,885)
Changes in current assets and liabilities	109,217	65,023
Other non-cash items	(544)	279
Net cash provided by operating activities	$369,693	498,258

(1)

The adjustments for the derivative gains and losses and gains on settled commodity and marketing derivatives have the effect of adjusting net income from operations for changes in the fair value of unsettled derivatives, which are recognized at the end of each accounting period.  As a result, Stand-Alone Adjusted EBITDAX only reflects derivatives which settled, or were monetized, during the period.

Stand-Alone Adjusted EBITDAX.  Stand-Alone Adjusted EBITDAX increased from $321 million for the three months ended March 31, 2017 to $488 million for the three months ended March 31, 2018, an increase of 52%.  The increase in Stand-Alone Adjusted EBITDAX was primarily due to increases in our average realized price for production after gains on settled commodity and marketing derivatives.

Stand-Alone Adjusted EBITDAX increased from $321 million for the three months ended March 31, 2017 to $488 million for the three months ended March 31, 2018, an increase of 52%.  The increases in Adjusted EBITDAX and Stand-Alone Adjusted EBITDAX were primarily due to increases in our average realized price for production after gains on settled commodity and marketing derivatives.

Debt Agreements and Contractual Obligations

Antero Senior Secured Revolving Credit Facility.  Antero’s Credit Facility is with a consortium of bank lenders.  Borrowings under the Credit Facility are subject to borrowing base limitations based on the collateral value of our assets and are subject to regular annual redeterminations.  At March 31, 2018, the borrowing base was $4.5 billion and lender commitments were $2.5 billion.  The next redetermination of the borrowing base is scheduled to occur by the end of April 2018.  At March 31, 2018, we had $155 million of borrowings and $692 million of letters of credit outstanding under the Credit Facility, with a weighted average interest rate of 2.90%.  At December 31, 2017, we had $185 million of borrowings and $705 million of letters of credit outstanding under the Credit Facility, with a weighted average interest rate of 2.96%.  The maturity date of the Credit Facility is the earlier of (i) October 26, 2022 and (ii) the date that is 91 days prior to the earliest stated redemption date of any series of Antero’s senior notes, unless such series of senior notes is refinanced.

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

During an Investment Grade Period, the Credit Facility requires Antero and its restricted subsidiaries to maintain the following three financial ratios as of the end of each fiscal quarter

•

a current ratio, which is the ratio of our current assets (including any unused borrowing base under the facilities and excluding derivative assets) to our current liabilities (excluding derivative liabilities), of not less than 1.0 to 1.0;

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

We were in compliance with the applicable covenants and ratios as of December 31, 2017 and March 31, 2018.  The actual borrowing capacity available to us may be limited by the financial ratio covenants.  At March 31, 2018, our current ratio was 5.11 to 1.0 (based on the $4.5 billion borrowing base under the Credit Facility) and our interest coverage ratio was 9.91 to 1.0.

Midstream Credit Facility.  Antero Midstream has a secured revolving credit facility among Antero Midstream, certain lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent, letter of credit issuer, and swing line lender.  The Midstream Credit Facility provides for lender commitments of $1.5 billion and for a letter of credit sublimit of $150 million.  At March 31, 2018, Antero Midstream had $660 million of borrowings and no letters of credit outstanding under the Midstream Credit Facility, with a weighted average interest rate of 2.95%.  At December 31, 2017, Antero Midstream had a total outstanding balance under the Midstream Credit Facility of $555 million, with a weighted average interest rate of 2.81%.  The Midstream Credit Facility matures on October 26, 2022.

Senior Notes.  Please refer to Note 7 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2017 for information on our senior notes.

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

For more information on the terms, conditions, and restrictions under the Credit Facility, the Midstream Credit Facility, and senior unsecured notes, please refer to our Annual Report on Form 10-K for the year ended December 31, 2017 on file with the SEC.

Contractual Obligations. A summary of our contractual obligations as of March 31, 2018 is provided in the table below.  Contractual obligations listed exclude minimum fees that we will pay to Antero Midstream, our consolidated subsidiary, under gathering and compression and water services agreements.  Future capital contributions to unconsolidated affiliates are excluded from the table as neither the amounts nor the timing of the obligations can be determined in advance.

	Remainder	Year Ended December 31,
(in millions)	of 2018	2019	2020	2021	2022	2023	Thereafter	Total
Credit Facility(1)	$—	—	—	155	—	—	—	155
Midstream Credit Facility(1)	—	—	—	—	660	—	—	660
Antero senior notes—principal(2)	—	—	—	1,000	1,100	750	600	3,450
Antero senior notes—interest(2)	167	182	182	155	129	51	60	926
Antero Midstream senior notes—principal(2)	—	—	—	—	—	—	650	650
Antero Midstream senior notes—interest(2)	17	35	35	35	35	35	35	227
Drilling rig and completion service commitments(3)	54	43	—	—	—	—	—	97
Firm transportation (4)	653	1,086	1,106	1,085	1,033	1,021	8,588	14,572
Processing, gathering, and compression services (5)	338	365	383	367	364	355	1,568	3,740
Office and equipment leases	11	11	10	9	8	7	49	105
Asset retirement obligations(6)	—	—	—	—	—	—	39	39
Total	$1,240	1,722	1,716	2,806	3,329	2,219	11,589	24,621

(1)

Includes outstanding principal amounts at March 31, 2018.  This table does not include future commitment fees, interest expense, or other fees on our Credit Facility or the Midstream Credit Facility because they are floating rate instruments and we cannot determine with accuracy the timing of future loan advances, repayments, or future interest rates to be charged.  The maturity date of the Credit Facility is the earlier of (i) October 26, 2022 and (ii) the date that is 91 days prior to the earliest stated redemption of any series of Antero’s senior notes, unless such series of notes is refinanced.  The maturity date of the Midstream Credit Facility is October 26, 2022

(2)

Antero senior notes include the 5.375% notes due 2021, the 5.125% notes due 2022, the 5.625% notes due 2023, and the 5.00% notes due 2025.  Antero Midstream senior notes include the 5.375% notes due 2024.

(3)

Includes contracts for services provided by drilling rigs and completion fleets which expire at various dates from July 2018 through December 2019.  The values in the table represent the gross amounts that we are committed to pay; however, we will record in our financial statements our proportionate share of costs based on our working interests.

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

(5)

Contractual commitments for processing, gathering, and compression services agreements represent minimum commitments under long-term agreements.  This includes fees to be paid to the Joint Venture owned by Antero Midstream and MarkWest, as well as Antero Midstream’s remaining commitments for the construction of its advanced wastewater treatment complex, which is currently undergoing testing and commissioning.  The values in the table represent the gross amounts that we are committed to pay; however, we will record in our financial statements our proportionate share of costs based on our working interests.  The table does not include intracompany commitments

(6)

Represents the present value of our estimated asset retirement obligations.  Neither the ultimate settlement amounts nor the timing of our asset retirement obligations can be precisely determined in advance; however, we believe it is likely that a very small amount of these obligations will be settled within the next five years.

Non-GAAP Financial Measures

“Adjusted EBITDAX” is a non-GAAP financial measure that we define as net income or loss, including noncontrolling interests, before interest expense, interest income, derivative fair value gains or losses, but including net cash receipts or payments on derivative instruments included in derivative fair value gains or losses, taxes, impairment, depletion, depreciation, amortization, and accretion, exploration expense, franchise taxes, equity-based compensation, gain or loss on early extinguishment of debt, and gain or loss on sale of assets.  Adjusted EBITDAX also includes distributions from unconsolidated affiliates and excludes equity in earnings or losses of unconsolidated affiliates.

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
•

is used by our management team for various purposes, including as a measure of our operating performance, in presentations to our Board or Directors, and as a basis for strategic planning and forecasting.  Adjusted EBITDAX is also used by our Board of Directors as a performance measure in determining executive compensation.  Consolidated EBITDAX, as defined under the Credit Facility, is used by our lenders pursuant to covenants under the Credit Facility and the indentures governing our senior notes.

There are significant limitations to using Adjusted EBITDAX as a measure of performance, including the inability to analyze the effects of certain recurring and non-recurring items that materially affect our net income or loss, the lack of comparability of results of operations of different companies, and the different methods of calculating Adjusted EBITDAX reported by different companies.

The following table represents a reconciliation of our net income, including noncontrolling interest, to Adjusted EBITDAX and a reconciliation of Adjusted EBITDAX to net cash provided by operating activities per our consolidated statements of cash flows for the three months ended March 31, 2017 and 2018:

	Three months ended March 31,
(in thousands)	2017	2018
Net income including noncontrolling interest	$305,558	80,810
Commodity derivative gains(1)	(438,775)	(22,437)
Gains on settled commodity derivatives(1)	44,849	101,341
Marketing derivative gains(1)	—	(94,234)
Gains on settled marketing derivatives(1)	—	110,042
Interest expense	66,670	64,426
Income tax expense	131,346	9,120
Depletion, depreciation, amortization, and accretion	203,366	228,934
Impairment of unproved properties	26,899	50,536
Exploration expense	2,107	1,885
Equity-based compensation expense	25,503	21,156
Equity in earnings of unconsolidated affiliates	(2,231)	(7,862)
Distributions from unconsolidated affiliates	—	7,085
Adjusted EBITDAX	365,292	550,802
Interest expense	(66,670)	(64,426)
Exploration expense	(2,107)	(1,885)
Changes in current assets and liabilities	97,337	56,089
Other non-cash items	87	969
Net cash provided by operating activities	$393,939	541,549

(1)

The adjustments for the derivative gains and losses and gains on settled commodity and marketing derivatives have the effect of adjusting net income from operations for changes in the fair value of unsettled derivatives, which are recognized at the end of each accounting period. As a result, Adjusted EBITDAX only reflects derivatives which settled, or were monetized, during the period.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP.  The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used.  We evaluate our estimates and assumptions on a regular basis.  We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates and assumptions used in preparation of our consolidated financial statements.  Our more significant accounting policies and estimates include the successful efforts method of accounting for our production activities, estimates of natural gas, NGLs, and oil reserve quantities and standardized measures of future cash flows, and impairment of proved properties.  We provide an expanded discussion of our more significant accounting policies, estimates and judgments in our 2017 Form 10-K.  We believe these accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements.  Also, see Note 2 of the notes to our audited consolidated financial statements, included in our 2017 Form 10-K, for a discussion of additional accounting policies and estimates made by management.

We evaluate the carrying amount of our proved natural gas, NGLs, and oil properties for impairment on a geological reservoir basis whenever events or changes in circumstances indicate that a property’s carrying amount may not be recoverable.  Under GAAP for successful efforts accounting, if the carrying amount exceeded the estimated undiscounted future net cash flows (measured using futures prices), we would estimate the fair value of our proved properties and record an impairment charge for any excess of the carrying amount of the properties over the estimated fair value of the properties.  Due to the lower commodity price environment at March 31, 2018, we compared estimated undiscounted future net cash flows using futures pricing for our Utica and Marcellus Shale properties to the carrying values of those properties.  Estimated undiscounted future net cash flows exceeded the carrying values at March 31, 2018 and thus, no further evaluation of our proved properties for impairment is required under GAAP.  As a result, we have not recorded any impairment expenses associated with our Utica and Marcellus Basin proved properties during the three months ended March 31, 2018.  Additionally, we did not record any impairment expenses for proved properties during the years ended December 31, 2015, 2016, and 2017.

New Accounting Pronouncements

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

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements other than operating leases and contractual commitments for drilling rig and completion services, firm transportation, gas processing and fractionation, gathering, and compression services.  See “—Debt Agreements and Contractual Obligations—Contractual Obligations” for our commitments under these agreements.

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

Our financial hedging activities are intended to support natural gas, NGLs, and oil prices at targeted levels and to manage our exposure to natural gas, NGLs, and oil price fluctuations.  These contracts may include commodity price swaps whereby we will receive a fixed price and pay a variable market price to the contract counterparty, cashless price collars that set a floor and ceiling price for the hedged production, or basis differential swaps.  These contracts are financial instruments, and do not require or allow for physical delivery of the hedged commodity.  At March 31, 2018, all of our commodity derivatives were fixed price swaps at index-based pricing.

At March 31, 2018, we had in place natural gas, NGLs, and oil swaps covering portions of our projected production from 2018 through 2023.  Our commodity hedge position as of March 31, 2018 is summarized in Note 11(a) to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.  Under the Credit Facility, we are permitted to hedge up to 75% of our projected production for the next 60 months.  We may enter into hedge contracts with a term greater than 60 months, and for no longer than 72 months, for up to 65% of our estimated production.  Based on our production and our fixed price swap contracts which settled during the three months ended March 31, 2018, our revenues would have decreased by approximately $4.4 million for each $0.10 decrease per MMBtu in natural gas prices and $1.00 decrease per Bbl in oil and NGLs prices, excluding the effects of changes in the fair value of our derivative positions which remain open at March 31, 2018.

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

Mark-to-market adjustments of derivative instruments cause earnings volatility but have no cash flow impact relative to changes in market prices until the derivative contracts are settled or monetized prior to settlement.  We expect continued volatility in the fair value of our derivative instruments.  Our cash flows are only impacted when the associated derivative contracts are settled or monetized by making or receiving payments to or from the counterparty.  At March 31, 2018, the estimated fair value of our commodity derivative instruments was a net asset of $1.2 billion comprised of current and noncurrent assets and liabilities.  At December 31, 2017, the estimated fair value of our commodity derivative instruments was a net asset of $1.3 billion comprised of current and noncurrent assets and liabilities.

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

Counterparty and Customer Credit Risk

Our principal exposures to credit risk are through receivables resulting from the following: commodity derivative contracts ($1.2 billion at March 31, 2018); the sale of our oil and gas production ($238 million at March 31, 2018) which we market to energy companies, end users, and refineries; the marketing of our excess firm transportation capacity ($42 million at March 31, 2018); and joint interest receivables ($11 million at March 31, 2018).

By using derivative instruments that are not traded on an exchange to hedge our exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties.  Credit risk is the potential failure of a counterparty to perform under the terms of a derivative contract.  When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk.  To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions which management deems to be competent and competitive market makers.  The creditworthiness of our counterparties is subject to periodic review.  We have commodity hedges in place with fifteen different counterparties, thirteen of which are lenders under our Credit Facility.  The fair value of our commodity derivative contracts of approximately $1.2 billion at March 31, 2018 included the following derivative assets by bank counterparty: Morgan Stanley - $268 million; JP Morgan - $266 million; Citigroup - $250 million; Scotiabank - $163 million; Wells Fargo - $118 million; Canadian Imperial Bank of Commerce - $49 million; Toronto Dominion - $29 million; BNP Paribas - $28 million; Bank of Montreal - $19 million; Fifth Third - $11 million; SunTrust - $6 million; Natixis - $6 million; Capital One - $5 million; and PNC $2 million.  The credit ratings of certain of these banks were downgraded several years ago because of their exposure to the sovereign debt crisis in Europe or various other economic factors.  The estimated fair value of our commodity derivative assets has been risk-adjusted using a discount rate based upon the counterparties’ respective published credit default swap rates (if available, or if not available, a discount rate based on the applicable Reuters bond rating) at March 31, 2018 for each of the European and American banks.  We believe that all of these institutions, currently, are acceptable credit risks.  Other than as provided by the Credit Facility, we are not required to provide credit support or collateral to any of our counterparties under our derivative contracts, nor are they required to provide credit support to us.  As of March 31, 2018, we did not have any past-due receivables from, or payables to, any of the counterparties to our derivative contracts.

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

Interest Rate Risks

Our primary exposure to interest rate risk results from outstanding borrowings under our Credit Facility and the Midstream Credit Facility of our consolidated subsidiary, Antero Midstream.  Each of these credit facilities has a floating interest rate.  The average annualized interest rate incurred on the Credit Facility and the Midstream Credit Facility during the three months ended March 31, 2018 was approximately 3.01%.  We estimate that a 1.0% increase in each of the applicable average interest rates for the three months ended March 31, 2018 would have resulted in an estimated $2.0 million increase in interest expense.

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.  Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2018 at a level of reasonable assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The adoption of ASC 606, Revenue from Contracts with Customers, required the implementation of new controls and the modification of certain accounting processes related to revenue recognition.  The impact of these changes was not material to the Company’s internal control over financial reporting..

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

SJGC

The Company is the plaintiff in two lawsuits against South Jersey Gas Company and South Jersey Resources Group, LLC (collectively, “SJGC”) pending in United States District Court in Colorado. In March 2015, the Company filed suit against SJGC seeking relief for breach of contract and damages in the amounts that SJGC had short paid, and continued to short pay, the Company in connection with two nearly identical long term gas contracts. Under those contracts, SJGC are long term purchasers of 80,000 MMBtu/day of the Company’s natural gas production. Deliveries under the contracts began in October 2011 and the term of the contracts continues through October 2019. The price for gas was based on specified indices in the contracts. Beginning in October 2014, SJGC began short paying the Company based on price indices unilaterally selected by SJGC and not the applicable index specified in the contracts. SJGC claimed that the index price specified in the contracts, and the index at which SJGC paid for deliveries from 2011 through September 2014, was no longer appropriate under the contracts because a market disruption event (as defined by the contract) had occurred and, as a result, a new index price was required to be determined by the parties. The Company rejected SJGC’s contention that a market disruption event occurred. SJGC’s actions constituted a breach of the contracts by failing to pay the Company based on the express price terms of the contracts and paying the Company based on unilaterally selected price indices in violation of the contracts’ remedial provisions. On May 8, 2017, a jury in the United States District Court in Colorado returned a unanimous verdict finding in favor of Antero’s positions in the lawsuit against SJGC. On July 21, 2017, final judgment on the jury’s unanimous verdict was entered by the court. On August 18, 2017, SJGC filed post-judgment motions with the court. On March 23, 2018, the court denied SJGC’s post-judgment motions. On April 20, 2018, SJGC appealed the final judgment to the United States Court of Appeals for the Tenth Circuit and the appeal remains pending.

Subsequent to the entry of judgment, SJGC has continued to short pay the Company on the basis of unilaterally selected price indices and not the index specified in the contract.  Accordingly, on December 21, 2017, Antero filed suit against SJGC to recover for its damages since March of 2017.

Through March 31, 2018, the Company estimates that it is owed approximately $77 million (gross damages, including interest) more than SJGC has paid using the indices unilaterally selected by them. Substantially all of this amount has not been accrued in the Company’s financial statements. The Company will vigorously seek recovery from SJGC of all underpayments and damages, including interest, based on the contracted price.

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

The Company is also actively engaged in pursuing cover damages against WGL based on WGL’s failure to take receipt of all of the agreed quantities of gas required under the Contracts. WGL’s failure to take the gas volumes specified in the Contracts is directly related to WGL’s lack of primary firm transportation rights at the Delivery Point. The failures by WGL to take the full contracted volumes gas began in April 2017 and continued each month through December 2017 in varying quantities. In defense of its conduct, WGL has asserted to the Company that their failure to receive gas is excused by (1) the Company’s failure to deliver gas to the IPP Pool or (2) alleged instances of Force Majeure under the Contracts. However, as stated above, the alleged obligation that the Company must deliver gas to the IPP Pool was rejected by the arbitration panel and the Colorado district court. Further, the Contracts expressly prohibit a Force Majeure claim in circumstances in which the gas purchaser does not have primary firm transportation agreements in place to transport the purchased gas. In each instance that WGL has failed to receive the quantity of gas required under the Contracts, the Company has resold the quantities not taken and invoiced WGL for cover damages pursuant to the terms of the Contracts. WGL has refused to pay for the invoiced cover damages as required by the Contracts and has also short paid the Company for, among other things, certain amounts of gas received by WGL. Through March 31, 2018, these damages amounted to approximately $105 million (gross damages, including interest). This amount has not been accrued in the Company’s financial statements. The Company is currently pursuing its cover damages in a lawsuit filed in Colorado district court on October 24, 2017. This case is set for trial on September 17, 2018. The Company will continue to vigorously seek recovery of its cover damages and other unpaid amounts, including interest, as part of its claims against WGL.

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

Item 1A.  Risk Factors.

We are subject to certain risks and hazards due to the nature of the business activities we conduct.  For a discussion of these risks, see “Item 1A.  Risk Factors” in our 2017 Form 10-K.  The risks described in our 2017 Form 10-K could materially and adversely affect our business, financial condition, cash flows, and results of operations.  There have been no material changes to the risks described in our 2017 Form 10-K.  We may experience additional risks and uncertainties not currently known to us; or, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, cash flows, and results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table sets forth our share purchase activity for each period presented:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plan
January 1, 2018 - January 31, 2018	7,771	$19.87	—	N/A
February 1, 2018 - February 28, 2018	53,589	$17.02	—	N/A
March 1, 2018 - March 31, 2018	—	$—	—	N/A

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

3.2	Amended and Restated Bylaws of Antero Resources Corporation (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K (Commission File No. 001-36120) filed on October 17, 2013).
10.1*	First Amended and Restated Gathering and Compression Agreement, dated as of February 13, 2018, by and between Antero Resources Corporation and Antero Midstream LLC.
10.2*	Second Amended and Restated Right of First Offer Agreement, dated as of February 13, 2018, by and between Antero Resources Corporation and Antero Midstream LLC.
31.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350).
101*

The following financial information from this Quarterly Report on Form 10-Q of Antero Resources Corporation for the quarter ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

The exhibits marked with the asterisk symbol (*) are filed or furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTERO RESOURCES CORPORATION

By:	/s/ GLEN C. WARREN, JR.
Glen C. Warren, Jr.
President, Chief Financial Officer and Secretary

Date:	April 25, 2018