Form 10-Q
period 2018-06-30
ANTERO RESOURCES Corp
filed 2018-08-01
CIK 1433270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The registrant had 317,086,304 shares of common stock outstanding as of July 27, 2018.

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

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incidental to our business. These risks include, but are not limited to, commodity price volatility, inflation, availability of drilling, completion, and production equipment and services, environmental risks, drilling and completion and other operating risks, marketing and transportation risks, regulatory changes, the uncertainty inherent in estimating natural gas, NGLs, and oil reserves and in projecting future rates of production, cash flows and access to capital, the timing of development expenditures, conflicts of interest among our stockholders, and the other risks described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”) on file with the Securities and Exchange Commission (“SEC”).

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

PART I—FINANCIAL INFORMATION

ANTERO RESOURCES CORPORATION

Condensed Consolidated Balance Sheets

December 31, 2017 and June 30, 2018

(Unaudited)

(In thousands, except per share amounts)

	December 31, 2017	June 30, 2018
Assets
Current assets:
Cash and cash equivalents	$28,441	50,608
Accounts receivable, net of allowance for doubtful accounts of $1,320 at December 31, 2017 and $1,195 at June 30, 2018, respectively	34,896	35,676
Accrued revenue	300,122	321,214
Derivative instruments	460,685	420,842
Other current assets	8,943	6,590
Total current assets	833,087	834,930
Property and equipment:
Natural gas properties, at cost (successful efforts method):
Unproved properties	2,266,673	2,108,109
Proved properties	11,096,462	11,924,864
Water handling and treatment systems	946,670	979,937
Gathering systems and facilities	2,050,490	2,255,385
Other property and equipment	57,429	60,766
	16,417,724	17,329,061
Less accumulated depletion, depreciation, and amortization	(3,182,171)	(3,647,910)
Property and equipment, net	13,235,553	13,681,151
Derivative instruments	841,257	763,592
Investments in unconsolidated affiliates	303,302	358,830
Other assets	48,291	52,104
Total assets	$15,261,490	15,690,607

Liabilities and Equity
Current liabilities:
Accounts payable	$62,982	96,477
Accrued liabilities	443,225	438,829
Revenue distributions payable	209,617	211,234
Derivative instruments	28,476	30,661
Other current liabilities	17,796	11,532
Total current liabilities	762,096	788,733
Long-term liabilities:
Long-term debt	4,800,090	5,288,344
Deferred income tax liability	779,645	763,192
Derivative instruments	207	—
Other liabilities	43,316	47,427
Total liabilities	6,385,354	6,887,696
Commitments and contingencies (notes 12 and 13)
Equity:
Stockholders' equity:
Preferred stock, $0.01 par value; authorized - 50,000 shares; none issued	—	—
Common stock, $0.01 par value; authorized - 1,000,000 shares; 316,379 shares and 317,052 shares issued and outstanding at December 31, 2017 and June 30, 2018, respectively	3,164	3,171
Additional paid-in capital	6,570,952	6,597,537
Accumulated earnings	1,575,065	1,453,513
Total stockholders' equity	8,149,181	8,054,221
Noncontrolling interests in consolidated subsidiary	726,955	748,690
Total equity	8,876,136	8,802,911
Total liabilities and equity	$15,261,490	15,690,607

See accompanying notes to condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Loss

Three Months Ended June 30, 2017 and 2018

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,
	2017	2018
Revenue:
Natural gas sales	$454,257	473,540
Natural gas liquids sales	170,819	255,985
Oil sales	26,512	38,873
Commodity derivative fair value gains	85,641	55,336
Gathering, compression, water handling and treatment	3,192	5,518
Marketing	49,968	160,202
Marketing derivative fair value losses	—	(110)
Total revenue	790,389	989,344
Operating expenses:
Lease operating	16,992	30,164
Gathering, compression, processing, and transportation	266,747	307,786
Production and ad valorem taxes	22,553	25,891
Marketing	77,421	213,420
Exploration	1,804	1,471
Impairment of unproved properties	15,199	134,437
Impairment of gathering systems and facilities	—	8,501
Depletion, depreciation, and amortization	201,182	238,050
Accretion of asset retirement obligations	649	700
General and administrative (including equity-based compensation expense of $26,975 and $19,071 in 2017 and 2018, respectively)	64,099	61,687
Total operating expenses	666,646	1,022,107
Operating income (loss)	123,743	(32,763)
Other income (expenses):
Equity in earnings of unconsolidated affiliates	3,623	9,264
Interest	(68,582)	(69,349)
Total other expenses	(64,959)	(60,085)
Income (loss) before income taxes	58,784	(92,848)
Provision for income tax (expense) benefit	(18,819)	25,573
Net income (loss) and comprehensive income (loss) including noncontrolling interests	39,965	(67,275)
Net income and comprehensive income attributable to noncontrolling interests	45,097	69,110
Net loss and comprehensive loss attributable to Antero Resources Corporation	$(5,132)	(136,385)

Loss per common share—basic	$(0.02)	(0.43)

Loss per common share—assuming dilution	$(0.02)	(0.43)

Weighted average number of shares outstanding:
Basic	315,401	316,992
Diluted	315,401	316,992

See accompanying notes to condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income

Six Months Ended June 30, 2017 and 2018

(Unaudited)

(In thousands, except per share amounts)

	Six Months Ended June 30,
	2017	2018
Revenue and other:
Natural gas sales	$920,921	971,203
Natural gas liquids sales	365,471	490,155
Oil sales	53,472	69,146
Commodity derivative fair value gains	524,416	77,773
Gathering, compression, water handling and treatment	5,796	10,453
Marketing	115,892	304,591
Marketing derivative fair value gains	—	94,124
Total revenue and other	1,985,968	2,017,445
Operating expenses:
Lease operating	32,543	56,886
Gathering, compression, processing, and transportation	533,576	599,724
Production and ad valorem taxes	47,346	51,714
Marketing	167,414	409,159
Exploration	3,911	3,356
Impairment of unproved properties	42,098	184,973
Impairment of gathering systems and facilities	—	8,501
Depletion, depreciation, and amortization	403,911	466,294
Accretion of asset retirement obligations	1,286	1,390
General and administrative (including equity-based compensation expense of $52,478 and $40,227 in 2017 and 2018, respectively)	128,797	121,717
Total operating expenses	1,360,882	1,903,714
Operating income	625,086	113,731
Other income (expenses):
Equity in earnings of unconsolidated affiliates	5,854	17,126
Interest	(135,252)	(133,775)
Total other expenses	(129,398)	(116,649)
Income (loss) before income taxes	495,688	(2,918)
Provision for income tax (expense) benefit	(150,165)	16,453
Net income and comprehensive income including noncontrolling interests	345,523	13,535
Net income and comprehensive income attributable to noncontrolling interests	82,259	135,087
Net income (loss) and comprehensive income (loss) attributable to Antero Resources Corporation	$263,264	(121,552)

Earnings (loss) per common share—basic	$0.84	(0.38)

Earnings (loss) per common share—assuming dilution	$0.83	(0.38)

Weighted average number of shares outstanding:
Basic	315,179	316,733
Diluted	315,927	316,733

See accompanying notes to condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Equity

Six Months Ended June 30, 2018

(Unaudited)

(In thousands)

	Common Stock		Additional paid-	Accumulated	Noncontrolling	Total
	Shares	Amount	in capital	earnings	interests	equity
Balances, December 31, 2017	316,379	$3,164	6,570,952	1,575,065	726,955	8,876,136
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	673	7	(6,656)	—	—	(6,649)
Issuance of common units in Antero Midstream Partners LP upon vesting of equity-based compensation awards, net of units withheld for income taxes	—	—	(4,057)	—	2,739	(1,318)
Equity-based compensation	—	—	35,732	—	4,495	40,227
Net income (loss) and comprehensive income (loss)	—	—	—	(121,552)	135,087	13,535
Effects of changes in ownership interests in consolidated subsidiaries	—	—	1,566	—	(1,566)	—
Distributions to noncontrolling interests	—	—	—	—	(119,023)	(119,023)
Other	—	—	—	—	3	3
Balances, June 30, 2018	317,052	$3,171	6,597,537	1,453,513	748,690	8,802,911

See accompanying notes to condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2017 and 2018

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2017	2018
Cash flows provided by (used in) operating activities:
Net income including noncontrolling interests	$345,523	13,535
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, amortization, and accretion	405,197	467,684
Impairment of unproved properties	42,098	184,973
Impairment of gathering systems and facilities	—	8,501
Commodity derivative fair value gains	(524,416)	(77,773)
Gains on settled commodity derivatives	75,913	197,225
Marketing derivative fair value gains	—	(94,124)
Gains on settled marketing derivatives	—	94,158
Deferred income tax expense (benefit)	150,165	(16,453)
Equity-based compensation expense	52,478	40,227
Equity in earnings of unconsolidated affiliates	(5,854)	(17,126)
Distributions of earnings from unconsolidated affiliates	5,820	17,895
Other	472	1,932
Changes in current assets and liabilities:
Accounts receivable	13,188	10,237
Accrued revenue	43,339	(21,092)
Other current assets	(2,385)	2,353
Accounts payable	2,072	2,948
Accrued liabilities	4,204	24,065
Revenue distributions payable	39,162	1,617
Other current liabilities	610	(1,842)
Net cash provided by operating activities	647,586	838,940
Cash flows used in investing activities:
Additions to proved properties	(179,318)	—
Additions to unproved properties	(129,876)	(87,861)
Drilling and completion costs	(629,308)	(752,781)
Additions to water handling and treatment systems	(95,451)	(58,127)
Additions to gathering systems and facilities	(155,365)	(206,753)
Additions to other property and equipment	(6,564)	(3,502)
Investments in unconsolidated affiliates	(191,364)	(56,297)
Change in other assets	(12,452)	(7,026)
Other	2,156	—
Net cash used in investing activities	(1,397,542)	(1,172,347)
Cash flows provided by (used in) financing activities:
Issuance of common units by Antero Midstream Partners LP	246,585	—
Borrowings on bank credit facilities, net	585,000	485,000
Distributions to noncontrolling interests in consolidated subsidiary	(61,869)	(119,023)
Employee tax withholding for settlement of equity compensation awards	(8,433)	(7,967)
Other	(2,747)	(2,436)
Net cash provided by financing activities	758,536	355,574
Net increase in cash and cash equivalents	8,580	22,167
Cash and cash equivalents, beginning of period	31,610	28,441
Cash and cash equivalents, end of period	$40,190	50,608

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$125,284	130,231

Increase in accounts payable and accrued liabilities for additions to property and equipment	$31,182	2,089

See accompanying notes to condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and June 30, 2018

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, and, accordingly, do not include all of the information and footnotes required by GAAP for complete consolidated financial statements.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of December 31, 2017 and June 30, 2018, the results of its operations for the three and six months ended June 30, 2017 and 2018, and its cash flows for the six months ended June 30, 2017 and 2018.  The Company has no items of other comprehensive income or loss; therefore, its net income or loss is equal to its comprehensive income or loss.  Operating results for the period ended June 30, 2018 are not necessarily indicative of the results that may be expected for the full year because of the impact of fluctuations in prices received for natural gas, NGLs, and oil, natural production declines, the uncertainty of exploration and development drilling results, fluctuations in the fair value of derivative instruments, and other factors.

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

We have determined that Antero Midstream is a VIE for which Antero is the primary beneficiary.  Therefore, Antero Midstream’s accounts are consolidated in the Company’s condensed consolidated financial statements.  Antero is the primary beneficiary of Antero Midstream based on its power to direct the activities that most significantly impact Antero Midstream’s economic performance, and its obligation to absorb losses of, or right to receive benefits from, Antero Midstream that could be significant to Antero Midstream.  In reaching the determination that Antero is the primary beneficiary of Antero Midstream, the Company considered the following:

•	Antero Midstream was formed to own, operate, and develop midstream energy assets to service Antero’s production and completion activities under long-term service contracts.
•	Antero owned 52.9% of the outstanding limited partner interests in Antero Midstream at June 30, 2018.

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and June 30, 2018

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

December 31, 2017 and June 30, 2018

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

(g)Asset Retirement Obligations

The Company is obligated to dispose of certain long‑lived assets upon their abandonment.  The Company’s asset retirement obligations (“AROs”) relate primarily to its obligation to plug and abandon oil and gas wells at the end of their lives, as well as Antero Midstream’s future closure and postclosure costs associated with the landfill at its wastewater treatment facility.  AROs are recorded at estimated fair value, measured by reference to the expected future cash outflows required to satisfy the retirement obligations, which is then discounted at the Company’s credit‑adjusted, risk‑free interest rate.  Revisions to estimated AROs often result from changes in retirement cost estimates or changes in the estimated timing of abandonment.  The fair value of the liability is added to the carrying amount of the associated asset, and this additional carrying amount is depreciated over the life of the asset.  The liability is accreted at the end of each period through charges to operating expense.  If an obligation is settled for an amount other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.

(h)Income Taxes

For the three and six months ended June 30, 2017, the Company’s overall effective tax rate was different than the statutory rate of 35% primarily due to the effects of noncontrolling interests, state tax rates, and permanent differences on vested equity compensation awards.  For the three and six months ended June 30, 2018, the Company’s overall effective tax rate was different than the statutory rate of 21% primarily due to the effects of noncontrolling interests, state tax rates, and permanent differences on vested equity compensation awards.  Additionally, due to a change in Colorado tax laws that decreased our effective state tax rates, we recognized a $20 million benefit during the three and six months ended June 30, 2018 from the resulting reduction of our deferred tax liabilities.

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

December 31, 2017 and June 30, 2018

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Basic weighted average number of shares outstanding	315,401	316,992	315,179	316,733
Add: Dilutive effect of restricted stock units	—	—	710	—
Add: Dilutive effect of outstanding stock options	—	—	—	—
Add: Dilutive effect of performance stock units	—	—	38	—
Diluted weighted average number of shares outstanding	315,401	316,992	315,927	316,733

Weighted average number of outstanding equity awards excluded from calculation of diluted earnings per common share(1):
Restricted stock units	5,105	2,899	1,596	3,088
Outstanding stock options	679	639	681	646
Performance stock units	1,213	1,860	896	1,556

(1)   The potential dilutive effects of these awards were excluded from the computation of earnings per common share—assuming dilution because the inclusion of these awards would have been anti-dilutive.

(k)Adoption of New Accounting Principle

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The ASU replaced most existing revenue recognition guidance in GAAP when it became effective and was incorporated into GAAP as Accounting Standards Codification (“ASC”) Topic 606.  The new standard became effective for the Company on January 1, 2018.  The standard permits the use of either the full retrospective or modified retrospective transition method.  The Company elected the modified retrospective transition method.  The adoption of this standard had no impact on the Company’s consolidated financial statements.  See Note 4 to the condensed consolidated financial statements for the Company’s disclosures under ASC 606.

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

December 31, 2017 and June 30, 2018

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

During the six months ended June 30, 2018, Antero Midstream did not sell any common units under the Distribution Agreement.  As of June 30, 2018, Antero Midstream had the capacity to issue additional common units under the Distribution Agreement up to an aggregate sales price of $157.3 million.

On February 6, 2017, Antero Midstream formed a joint venture (the “Joint Venture”) to develop processing assets in Appalachia with MarkWest Energy Partners, L.P. (“MarkWest”), a wholly owned subsidiary of MPLX, L.P. (see note 5).  In conjunction with the formation of the Joint Venture, on February 10, 2017, Antero Midstream issued 6,900,000 common units, including common units issued pursuant to the underwriters’ option to purchase additional common units, generating net proceeds of approximately $223 million.  Antero Midstream used the net proceeds to fund the initial contribution to the Joint Venture, repay outstanding borrowings under its credit facility, and for general partnership purposes.

Antero owned approximately 52.9% of the limited partner interests of Antero Midstream at December 31, 2017 and June 30, 2018.

(4)Revenue

(a)   Revenue from Contracts with Customers

Product revenue

Our revenues are primarily derived from the sale of natural gas and oil production, as well as the sale of NGLs that are extracted from our natural gas. Sales of natural gas, NGLs, and oil are recognized when we satisfy a performance obligation by transferring control of a product to a customer. Payment is generally received in the month following the month that the sale occurred.

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

December 31, 2017 and June 30, 2018

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

December 31, 2017 and June 30, 2018

(b)   Disaggregation of Revenue

In the following table, revenue is disaggregated by type (in thousands). The table also identifies the reportable segment to which the disaggregated revenues relate. For more information on reportable segments, see Note 15—Reportable Segments.

	Three Months Ended June 30,		Six Months Ended June 30,		Segment to which
	2017	2018	2017	2018	revenues relate
Revenues from contracts with customers:
Natural gas sales	$454,257	473,540	920,921	971,203	Exploration and production
Natural gas liquids sales (ethane)	21,404	32,687	39,873	59,762	Exploration and production
Natural gas liquids sales (C3+ NGLs)	149,415	223,298	325,598	430,393	Exploration and production
Oil sales	26,512	38,873	53,472	69,146	Exploration and production
Gathering and compression	2,324	4,263	4,863	8,408	Gathering and processing
Water handling and treatment	868	1,255	933	2,045	Water handling and treatment
Marketing	49,968	160,202	115,892	304,591	Marketing
Total	704,748	934,118	1,461,552	1,845,548
Income from derivatives and other sources	85,641	55,226	524,416	171,897
Total revenue and other	$790,389	989,344	1,985,968	2,017,445

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

(d)   Contract Balances

Under our sales contracts, we invoice customers after our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities under ASC 606. At December 31, 2017 and June 30, 2018, our receivables from contracts with customers were $300 million and $321 million, respectively.

(5)Equity Method Investments

In 2016, Antero Midstream acquired a 15% equity interest in Stonewall Gas Gathering LLC (“Stonewall”), which operates a regional gathering pipeline on which Antero is an anchor shipper.

On February 6, 2017, Antero Midstream formed the Joint Venture to develop gas processing and fractionation assets in Appalachia with MarkWest, a wholly owned subsidiary of MPLX. Antero Midstream and MarkWest each own a 50% equity interest in the Joint Venture and MarkWest operates the Joint Venture assets, which consist of processing plants in West Virginia, and a one-third interest in a MarkWest fractionator in Ohio.

The Company’s consolidated statements of operations and comprehensive income (loss) includes Antero Midstream’s proportionate share of the net income of equity method investees. When Antero Midstream records its proportionate share of net income, it increases equity income in the consolidated statements of operations and comprehensive income (loss) and the carrying value of that investment on the Company’s consolidated balance sheet.  When a distribution is received, it is recorded as a reduction to the carrying value of that investment on the consolidated balance sheet.  The Company uses the equity method of accounting to account for its investments in Stonewall and the Joint Venture because Antero Midstream exercises significant influence, but not control, over the entities.  The Company’s judgment regarding the level of influence over its equity investments includes considering key factors such as Antero Midstream’s ownership interest, representation on the board of directors, and participation in the policy-making decisions of Stonewall and the Joint Venture.

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and June 30, 2018

The following table is a reconciliation of investments in unconsolidated affiliates for the six months ended June 30, 2018 (in thousands):

	Stonewall	MarkWest Joint Venture	Total
Balance at December 31, 2017	$67,128	236,174	303,302
Investments	—	56,297	56,297
Equity in net income of unconsolidated affiliates	5,542	11,584	17,126
Distributions from unconsolidated affiliates	(4,590)	(13,305)	(17,895)
Balance at June 30, 2018	$68,080	290,750	358,830

Investments in the Joint Venture during the six months ended June 30, 2018 relate to capital contributions for construction of additional processing facilities.

(6)Accrued Liabilities

Accrued liabilities as of December 31, 2017 and June 30, 2018 consisted of the following items (in thousands):

	December 31, 2017	June 30, 2018
Capital expenditures	$155,300	126,476
Gathering, compression, processing, and transportation expenses	88,850	95,441
Marketing expenses	59,049	81,179
Interest expense	40,861	42,399
Other	99,165	93,334
	$443,225	438,829

(7)Long-Term Debt

Long-term debt was as follows at December 31, 2017 and June 30, 2018 (in thousands):

	December 31, 2017	June 30, 2018
Antero Resources:
Credit Facility(a)	$185,000	455,000
5.375% senior notes due 2021(b)	1,000,000	1,000,000
5.125% senior notes due 2022(c)	1,100,000	1,100,000
5.625% senior notes due 2023(d)	750,000	750,000
5.00% senior notes due 2025(e)	600,000	600,000
Net unamortized premium	1,520	1,382
Net unamortized debt issuance costs	(32,430)	(29,604)
Antero Midstream:
Midstream Credit Facility(g)	555,000	770,000
5.375% senior notes due 2024(h)	650,000	650,000
Net unamortized debt issuance costs	(9,000)	(8,434)
	$4,800,090	5,288,344

Antero Resources Corporation

(a)Senior Secured Revolving Credit Facility

Antero’s Credit Facility is with a consortium of bank lenders.  Borrowings under the Credit Facility are subject to borrowing base limitations based on the collateral value of Antero’s assets and are subject to regular annual redeterminations.  At June 30, 2018, the borrowing base under the Credit Facility was $4.5 billion and lender commitments were $2.5 billion.  Each of these amounts were reaffirmed in the annual redetermination in April 2018.  The next redetermination of the borrowing base is scheduled to occur in April

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and June 30, 2018

2019.  The maturity date of the Credit Facility is the earlier of (i) October 26, 2022 and (ii) the date that is 91 days prior to the earliest stated redemption date of any series of Antero’s senior notes, unless such series of notes is refinanced.

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

During any period that is not an Investment Grade Period, the Credit Facility is ratably secured by mortgages on substantially all of Antero’s properties and guarantees from Antero’s restricted subsidiaries, as applicable.  During an Investment Grade Period, the liens securing the obligations under the Credit Facility shall be automatically released (subject to the provisions of the Credit Facility).  The Credit Facility contains certain covenants, including restrictions on indebtedness and dividends, and requirements with respect to working capital and interest coverage ratios.  During any period that is not an Investment Grade Period, interest is payable at a variable rate based on LIBOR or the prime rate determined by Antero’s election at the time of borrowing, plus an applicable rate based on Antero’s borrowing base utilization which ranges from 25 basis points to 225 basis points. During an Investment Grade Period, interest is payable at a variable rate based on LIBOR or the prime rate determined by Antero’s election at the time of borrowing, plus an applicable rate based on Antero’s credit rating which ranges from 12.5 basis points to 175 basis points.  Antero was in compliance with all of the financial covenants under the Credit Facility as of December 31, 2017 and June 30, 2018.

As of June 30, 2018, Antero had an outstanding balance under the Credit Facility of $455 million, with a weighted average interest rate of 3.88%, and outstanding letters of credit of $692 million.  As of December 31, 2017, Antero had an outstanding balance under the Credit Facility of $185 million, with a weighted average interest rate of 2.96%, and outstanding letters of credit of $705 million.  Commitment fees on the unused portion of the Credit Facility are due quarterly at rates ranging from (i) 0.300% to 0.375% (during any period that is not an Investment Grade Period) of the unused portion based on utilization and (ii) 0.150% to 0.300% (during an Investment Grade Period) of the unused portion based on Antero’s credit rating.

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

(c)5.125% Senior Notes Due 2022

On May 6, 2014, Antero issued $600 million of 5.125% senior notes due December 1, 2022 (the “2022 notes”) at par.  On September 18, 2014, Antero issued an additional $500 million of the 2022 notes at 100.5% of par.  The 2022 notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility.  The 2022 notes rank pari passu to Antero’s other outstanding senior notes.  The 2022 notes are guaranteed on a full and unconditional and joint and several senior unsecured basis by Antero’s wholly-owned subsidiaries and certain of its future restricted subsidiaries.  Interest on the 2022 notes is payable on June 1 and December 1 of each year.  Antero may redeem all or part of the 2022 notes at any time at redemption prices ranging from 102.563% currently to 100.00% on or after June 1, 2020.  If Antero undergoes a change of control, the holders of the 2022 notes will have the right to require Antero to repurchase all or a portion of the notes at a price equal to 101% of the principal amount of the 2022 notes, plus accrued and unpaid interest.

(d)5.625% Senior Notes Due 2023

On March 17, 2015, Antero issued $750 million of 5.625% senior notes due June 1, 2023 (the “2023 notes”) at par.  The 2023 notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility.  The 2023 notes rank pari passu to Antero’s other outstanding senior notes.  The 2023 notes are guaranteed on a full and unconditional and joint and several senior unsecured basis by Antero’s wholly-owned subsidiaries and certain of its future

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and June 30, 2018

restricted subsidiaries.  Interest on the 2023 notes is payable on June 1 and December 1 of each year.  Antero may redeem all or part of the 2023 notes at any time at redemption prices ranging from 104.219% to 100.00% on or after June 1, 2021.  If Antero undergoes a change of control, the holders of the 2023 notes will have the right to require Antero to repurchase all or a portion of the notes at a price equal to 101% of the principal amount of the 2023 notes, plus accrued and unpaid interest.

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

(f)Treasury Management Facility

Antero has a stand-alone revolving note with a lender which provides for up to $25 million of cash management obligations in order to facilitate Antero’s daily treasury management.  Borrowings under the revolving note are secured by the collateral for the Credit Facility.  Borrowings under the revolving note bear interest at the lender’s prime rate plus 1.0%.  The note matures on June 1, 2019.  At December 31, 2017 and June 30, 2018, there were no outstanding borrowings under this note.

Antero Midstream Partners LP

(g)Senior Secured Revolving Credit Facility – Antero Midstream

Antero Midstream has a secured revolving credit facility (the “Midstream Credit Facility”) with a syndicate of bank lenders.  At June 30, 2018, lender commitments under the Midstream Credit Facility were $1.5 billion.  The maturity date of the Midstream Credit Facility is October 26, 2022.

During any period that is not an Investment Grade Period (as such term is defined in the Midstream Credit Facility), the Midstream Credit Facility is ratably secured by mortgages on substantially all of the properties of Antero Midstream and guarantees from its restricted subsidiaries, as applicable.  During an Investment Grade Period under the Midstream Credit Facility, the liens securing the Midstream Credit Facility are automatically released (subject to the provisions of the Midstream Credit Facility).  The Midstream Credit Facility contains certain covenants, including restrictions on indebtedness and certain distributions to owners, and requirements with respect to leverage and interest coverage ratios.  During any period that is not an Investment Grade Period under the Midstream Credit Facility, interest is payable at a variable rate based on LIBOR or the prime rate determined by Antero Midstream’s election at the time of borrowing, plus an applicable rate based on Antero Midstream’s borrowing base utilization which ranges from 25 basis points to 225 basis points. During an Investment Grade Period under the Midstream Credit Facility, interest is payable at a variable rate based on LIBOR or the prime rate determined by Antero Midstream’s election at the time of borrowing, plus an applicable rate based on Antero Midstream’s credit rating which ranges from 12.5 basis points to 200 basis points.  Antero Midstream was in compliance with all of the financial covenants under the Midstream Credit Facility as of December 31, 2017 and June 30, 2018.

As of June 30, 2018, Antero Midstream had an outstanding balance under the Midstream Credit Facility of $770 million with a weighted average interest rate of 3.34%, and no letters of credit outstanding.  As of December 31, 2017, Antero Midstream had an outstanding balance under the Midstream Credit Facility of $555 million with a weighted average interest rate of 2.81%.  Commitment fees on the unused portion of the Midstream Credit Facility are due quarterly at rates ranging from (i) 0.25% to 0.375% of the unused portion (during an period that is not an Investment Grade Period) based on the leverage ratio and (ii) 0.175% to 0.375% of the unused portion (during an Investment Grade Period) based on Antero Midstream’s credit rating.

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and June 30, 2018

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

(8)Asset Retirement Obligations

The following is a reconciliation of the Company’s asset retirement obligations for the six months ended June 30, 2018 (in thousands):

Asset retirement obligations—December 31, 2017	$34,610
Obligations incurred	4,241
Accretion expense	1,390
Asset retirement obligations—June 30, 2018	$40,241

Asset retirement obligations are included in other liabilities on the Company’s condensed consolidated balance sheets.

(9)Equity-Based Compensation

Antero is authorized to grant up to 16,906,500 shares of common stock to employees and directors of the Company under the Antero Resources Corporation Long-Term Incentive Plan (the “Plan”).  The Plan allows equity-based compensation awards to be granted in a variety of forms, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, dividend equivalent awards, and other types of awards.  The terms and conditions of the awards granted are established by the Compensation Committee of Antero’s Board of Directors.  A total of 7,656,177 shares were available for future grant under the Plan as of June 30, 2018.

Antero Midstream’s general partner is authorized to grant up to 10,000,000 common units representing limited partner interests in Antero Midstream under the Antero Midstream Partners LP Long-Term Incentive Plan (the “Midstream Plan”) to non-employee directors of its general partner and certain officers, employees, and consultants of Antero Midstream and its affiliates (which include Antero).  A total of 7,729,437 common units were available for future grant under the Midstream Plan as of June 30, 2018.

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and June 30, 2018

The Company’s equity-based compensation expense, by type of award, was as follows for the three and six months ended June 30, 2017 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Restricted stock unit awards	$18,681	10,231	36,906	23,675
Stock options	616	495	1,236	976
Performance share unit awards	2,748	3,490	4,883	6,001
Antero Midstream phantom unit awards	4,443	4,341	8,486	8,559
Equity awards issued to directors	487	514	967	1,016
Total expense	$26,975	19,071	52,478	40,227

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

A summary of restricted stock unit awards activity for the six months ended June 30, 2018 is as follows:

		Weighted average	Aggregate
	Number of shares	grant date fair value	intrinsic value (in thousands)
Total awarded and unvested—December 31, 2017	3,424,084	$28.51	$65,058
Granted	605,057	$20.63
Vested	(927,639)	$39.65
Forfeited	(267,890)	$25.75
Total awarded and unvested—June 30, 2018	2,833,612	$23.44	$60,498

Intrinsic values are based on the closing price of the Company’s stock on the referenced dates.  As of June 30, 2018, there was $48.2 million of unamortized equity-based compensation expense related to unvested restricted stock units.  That expense is expected to be recognized over a weighted average period of approximately 2.1 years.

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

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and June 30, 2018

A summary of stock option activity for the six months ended June 30, 2018 is as follows:

			Weighted
		Weighted average	average remaining	Intrinsic
	Stock options	exercise price	contractual life	value (in thousands)
Outstanding at December 31, 2017	660,512	$50.48	7.06	$—
Granted	—	$—
Exercised	—	$—
Forfeited	(24,293)	$50.00
Expired	—	$—
Outstanding at June 30, 2018	636,219	$50.50	6.40	$—
Vested or expected to vest as of June 30, 2018	636,219	$50.50	6.40	$—
Exercisable at June 30, 2018	502,589	$50.63	6.30	$—

Intrinsic values are based on the exercise price of the options and the closing price of the Company’s stock on the referenced dates.  As of June 30, 2018, there was $1.6 million of unamortized equity-based compensation expense related to unvested stock options.  That expense is expected to be recognized over a weighted average period of approximately 0.8 years.

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

Performance Share Unit Awards Based on Total Shareholder Return (“TSR”)

In 2016 and 2017, the Company granted PSUs to certain of its employees and executive officers that vest based on the TSR of the Company’s common stock relative to the TSR of a peer group of companies over a three-year performance period.  The number of common shares which may ultimately be earned ranges from zero to 200% of the PSUs granted.  Expense related to these PSUs is recognized on a straight-line basis over three years.

Performance Share Unit Awards Based on TSR and Return on Capital Employed (“ROCE”)

In 2018, the Company granted PSUs to certain of its employees and executive officers, a portion of which vest based on the Company’s common stock reaching a target price per share equal to 125% of the beginning price (as defined in the award agreement) at the end of a three-year performance period (“TSR PSUs”).  The number of awards actually earned with respect to the TSR PSUs will be subject to further adjustment based on the TSR of the Company’s common stock relative to the TSR of a peer group of companies over the same period.  The number of shares of common stock that may ultimately be earned with respect to the TSR PSUs ranges from zero to 200% of the target number of TSR PSUs originally granted.  Expense related to the TSR PSUs is recognized on a straight-line basis over three years.

The other portion of the PSUs granted in 2018 vest based on the Company’s actual ROCE (as defined in the award agreement) over a three-year period as compared to a targeted ROCE (“ROCE PSUs”).  The number of shares of common stock that may ultimately be earned with respect to the ROCE PSUs ranges from zero to 200% of the target number of ROCE PSUs originally granted.  Expense related to the ROCE PSUs is recognized based on the number of shares of common stock that are expected to be issued at the end of the measurement period, and is reversed if the likelihood of achieving the performance condition decreases.

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and June 30, 2018

Summary Information for Performance Share Unit Awards

A summary of PSU activity for the six months ended June 30, 2018 is as follows:

	Number of units	Weighted average grant date fair value
Total awarded and unvested—December 31, 2017	1,283,843	$28.29
Granted	756,466	$23.61
Vested	(41,666)	$27.38
Forfeited	(27,166)	$30.15
Total awarded and unvested—June 30, 2018	1,971,477	$26.49

The grant-date fair values of market-based PSUs were determined using Monte Carlo simulations, which use a probabilistic approach for estimating the fair values of the awards.  Expected volatilities were derived from the volatility of the historical stock prices of a peer group of similar publicly-traded companies.  The risk-free interest rate was determined using the yield available for zero-coupon U.S. government issues with remaining terms corresponding to the service periods of the PSUs.  A dividend yield of zero was assumed.  The grant-date fair value for the ROCE-based PSUs is based on the closing price of the Company’s common stock on the date of the grant, assuming the achievement of the performance condition.

The following table presents information regarding the weighted average fair values for market-based PSUs granted during the six months ended June 30, 2017 and 2018, and the assumptions used to determine the fair values:

	Six months ended June 30,
	2017	2018
Dividend yield	—%	—%
Volatility	42%	41%
Risk-free interest rate	1.40%	2.49%
Weighted average fair value of awards granted	$26.21	$24.85

As of June 30, 2018, there was $29.0 million of unamortized equity-based compensation expense related to unvested PSUs.  That expense is expected to be recognized over a weighted average period of approximately 2.2 years.

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

A summary of phantom unit awards activity for the six months ended June 30, 2018 is as follows:

	Number of units	Weighted average grant date fair value	Aggregate intrinsic value (in thousands)
Total awarded and unvested—December 31, 2017	1,042,963	$28.69	$30,288
Granted	233,189	$25.35
Vested	(148,554)	$27.31
Forfeited	(54,669)	$28.87
Total awarded and unvested—June 30, 2018	1,072,929	$28.15	$31,673

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and June 30, 2018

Intrinsic values are based on the closing price of Antero Midstream’s common units on the referenced dates.  As of June 30, 2018, there was $20.8 million of unamortized equity-based compensation expense related to unvested phantom unit awards.  That expense is expected to be recognized over a weighted average period of approximately 2.4 years.

(10)Financial Instruments

The carrying values of accounts receivable and accounts payable at December 31, 2017 and June 30, 2018 approximated market values because of their short-term nature.  The carrying values of the amounts outstanding under the Credit Facility and Midstream Credit Facility at December 31, 2017 and June 30, 2018 approximated fair value because the variable interest rates are reflective of current market conditions.

Based on Level 2 market data inputs, the fair value of Antero’s senior notes was approximately $3.5 billion at December 31, 2017 and June 30, 2018.  Based on Level 2 market data inputs, the fair value of Antero Midstream’s senior notes was approximately $670 million at December 31, 2017 and $655 million at June 30, 2018.

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

The Company was party to various fixed price commodity swap contracts that settled during the six months ended June 30, 2017 and 2018.  The Company enters into these swap contracts when management believes that favorable future sales prices for the Company’s production can be secured.  Under these swap agreements, when actual commodity prices upon settlement exceed the fixed price provided by the swap contracts, the Company pays the difference to the counterparty.  When actual commodity prices upon settlement are less than the contractually provided fixed price, the Company receives the difference from the counterparty.

The Company’s derivative swap contracts have not been designated as hedges for accounting purposes; therefore, all gains and losses are recognized in the Company’s statements of operations.

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and June 30, 2018

As of June 30, 2018, the Company’s fixed price natural gas, NGLs, and oil swap positions from July 1, 2018 through December 31, 2023 were as follows (abbreviations in the table refer to the index to which the swap position is tied, as follows: NYMEX=Henry Hub; Mont Belvieu-Propane=Mont Belvieu Propane; NYMEX-WTI=West Texas Intermediate):

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

(b)Marketing Derivatives

In 2017, due to delay of the in-service date for a pipeline on which the Company is to be an anchor shipper, the Company realized it would not be able to fulfill its delivery obligations under a natural gas sales contract commencing in January 2018 until late 2018. In order to acquire gas to fulfill its delivery obligations, the Company entered into several natural gas purchase agreements with index-based pricing to purchase gas for resale under this sales contract. Subsequently, the Company and the counterparty to the sales contract came to an agreement that the Company’s delivery obligations under the contract would not begin until the earlier of (1) the in-service date of the pipeline and (2) January 1, 2019. Consequently, in December 2017, the Company entered into natural gas sales agreements with index-based pricing to resell the purchased gas for delivery during the period from February to October 2018.  The natural gas that it had purchased for January was sold on the spot market during January.  As a result of severe cold weather in the local area in January resulting in wide basis premiums at the index for these contracts, the Company realized a cash gain on these contracts of $94.2 million during the six months ended June 30, 2018.

The Company determined that these gas purchase and sales agreements should be accounted for as derivatives and measured at fair value at the end of each period.  The Company recognized a loss in the fourth quarter of 2017 of $21.4 million.  For the three and six months ended June 30, 2018, the Company recognized a net gain (loss) of ($0.1) and $94.1 million, respectively. The estimated fair value of these contracts of $21.4 million at June 30, 2018 is included in current Derivative liabilities on the Company’s condensed consolidated balance sheet, and will be recognized as cash settled losses in future periods through October 2018.

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and June 30, 2018

(c)Summary

The following table presents a summary of the fair values of the Company’s derivative instruments and where such values are recorded in the consolidated balance sheets as of December 31, 2017 and June 30, 2018.  None of the Company’s derivative instruments are designated as hedges for accounting purposes.

	December 31, 2017		June 30, 2018
	Balance sheet location	Fair value	Balance sheet location	Fair value
		(In thousands)		(In thousands)
Asset derivatives not designated as hedges for accounting purposes:
Commodity derivatives - current	Derivative instruments	$460,685	Derivative instruments	$420,842
Commodity derivatives - noncurrent	Derivative instruments	841,257	Derivative instruments	763,592

Total asset derivatives		1,301,942		1,184,434

Liability derivatives not designated as hedges for accounting purposes:
Marketing derivatives - current	Derivative instruments	21,394	Derivative instruments	21,428
Commodity derivatives - current	Derivative instruments	7,082	Derivative instruments	9,233
Commodity derivatives - noncurrent	Derivative instruments	207	Derivative instruments	—

Total liability derivatives		28,683		30,661

Net derivatives		$1,273,259		$1,153,773

The following table presents the gross values of recognized derivative assets and liabilities, the amounts offset under master netting arrangements with counterparties, and the resulting net amounts presented in the consolidated balance sheets as of the dates presented, all at fair value (in thousands):

	December 31, 2017			June 30, 2018
	Gross amounts on balance sheet	Gross amounts offset on balance sheet	Net amounts of assets on balance sheet	Gross amounts on balance sheet	Gross amounts offset on balance sheet	Net amounts of assets (liabilities) on balance sheet
Commodity derivative assets	$1,367,554	(65,612)	1,301,942	$1,242,069	(57,635)	1,184,434
Commodity derivative liabilities	$(72,901)	65,612	(7,289)	$(66,868)	57,635	(9,233)
Marketing derivative assets	$311,083	(311,083)	—	$—	—	—
Marketing derivative liabilities	$(332,477)	311,083	(21,394)	$(21,428)	—	(21,428)

The following is a summary of derivative fair value gains and losses and where such values are recorded in the condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2018 (in thousands):

	Statement of operations	Three months ended June 30,		Six months ended June 30,
	location	2017	2018	2017	2018
Commodity derivative fair value gains	Revenue	$85,641	55,336	$524,416	77,773
Marketing derivative fair value gains (losses)	Revenue	$—	(110)	$—	94,124

The fair value of derivative instruments was determined using Level 2 inputs.

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and June 30, 2018

(12)Commitments

The table below is a schedule of future minimum payments for firm transportation, drilling rig and completion services, processing, gathering and compression, and office and equipment agreements, as well as leases that have remaining lease terms in excess of one year as of June 30, 2018 (in millions).

	Firm transportation	Processing, gathering and compression	Drilling rigs and completion services	Office and equipment
(in millions)	(a)	(b)	(c)	(d)	Total
Remainder of 2018	$440	241	37	7	725
2019	1,087	360	45	11	1,503
2020	1,107	378	1	10	1,496
2021	1,087	363	—	9	1,459
2022	1,034	359	—	8	1,401
2023	1,022	351	—	7	1,380
Thereafter	8,611	1,521	—	49	10,181
Total	$14,388	3,573	83	101	18,145

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

The values in the table represent the gross amounts that the Company is committed to pay; however, the Company will record in the consolidated financial statements its proportionate share of costs based on its working interest.  The values in the table also include minimum processing fees to be paid to the Joint Venture owned by Antero Midstream and MarkWest, and Antero Midstream’s commitments for the construction of its advanced wastewater treatment facility, which was placed in service in May 2018.  The wastewater treatment facility was temporarily taken offline in June 2018 for maintenance and to install additional pretreatment facilities to improve operations.  The facility was placed back into commercial service at the end of July 2018.  The table does not include intracompany commitments.  Future capital contributions to unconsolidated affiliates are excluded from the table as neither the amounts nor the timing of the obligations can be determined in advance.

(c) Drilling Rigs and Completion Services Commitments

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

December 31, 2017 and June 30, 2018

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

Subsequent to the entry of judgment, SJGC has continued to short pay the Company on the basis of unilaterally selected price indices and not the index specified in the contract.  Accordingly, on December 21, 2017, Antero filed suit against SJGC to recover for its damages since March of 2017. The second lawsuit remains pending.

Through June 30, 2018, the Company estimates that it is owed approximately $79 million (gross damages, including interest) more than SJGC has paid using the indices unilaterally selected by them. Substantially all of this amount has not been accrued in the Company’s financial statements. The Company will vigorously seek recovery from SJGC of all underpayments and damages, including interest, based on the contracted price.

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

In March of 2017, WGL filed a second legal proceeding against the Company in Colorado district court alleging breach of contract and seeking damages of more than $30 million. In this lawsuit, WGL claimed that the Company breached its contractual obligations under the Contracts by failing to deliver “TCO pool” gas. In subsequent filings, WGL explained that its claims were based on an alleged obligation that the Company must deliver gas to the Columbia IPP Pool (“IPP Pool”). WGL asserted this exact same issue in the arbitration and it was rejected by the arbitration panel. The arbitration panel specifically found that the Delivery Point under the Contracts was at a specific point in Braxton, West Virginia, not the IPP Pool. On August 24, 2017, the Colorado district court dismissed with prejudice WGL’s claims against the Company in its new lawsuit and found that the Company had not breached its Contracts with WGL by allegedly failing to deliver to the IPP Pool. The Court also reaffirmed the arbitration panel’s finding that

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and June 30, 2018

the delivery point under the Contracts was not the IPP Pool. WGL has appealed this decision to the Colorado Court of Appeals and the appeal remains pending.

The Company is also actively engaged in pursuing cover damages against WGL based on WGL’s failure to take receipt of all of the agreed quantities of gas required under the Contracts. WGL’s failure to take the gas volumes specified in the Contracts is directly related to WGL’s lack of primary firm transportation rights at the Delivery Point. The failures by WGL to take the full contracted volumes gas began in April 2017 and continued each month through December 2017 in varying quantities. In defense of its conduct, WGL has asserted to the Company that their failure to receive gas is excused by (1) the Company’s failure to deliver gas to the IPP Pool or (2) alleged instances of Force Majeure under the Contracts. However, as stated above, the alleged obligation that the Company must deliver gas to the IPP Pool was rejected by the arbitration panel and the Colorado district court. Further, the Contracts expressly prohibit a Force Majeure claim in circumstances in which the gas purchaser does not have primary firm transportation agreements in place to transport the purchased gas. In each instance that WGL has failed to receive the quantity of gas required under the Contracts, the Company has resold the quantities not taken and invoiced WGL for cover damages pursuant to the terms of the Contracts. WGL has refused to pay for the invoiced cover damages as required by the Contracts and has also short paid the Company for, among other things, certain amounts of gas received by WGL. Through June 30, 2018, these damages amounted to approximately $106 million (gross damages, including interest). This amount has not been accrued in the Company’s financial statements. The Company is currently pursuing its cover damages in a lawsuit filed in Colorado district court on October 24, 2017. The Company will continue to vigorously seek recovery of its cover damages and other unpaid amounts, including interest, as part of its claims against WGL.

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

Antero Midstream’s operations comprise substantially all of the operations of our gathering and processing segment and our water handling and treatment segment.  Substantially all of the revenues for those segments in the three and six months ended June 30, 2017 and 2018 were derived from transactions with Antero.  See Note 15 for the operating results of the Company’s reportable segments.

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

December 31, 2017 and June 30, 2018

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

The operating results and assets of the Company’s reportable segments were as follows for the three months ended June 30, 2017 and 2018 (in thousands):

	Exploration and production	Gathering and processing	Water handling and treatment	Marketing	Elimination of intersegment transactions	Consolidated total
Three months ended June 30, 2017:
Sales and revenues:
Third-party	$737,229	2,324	868	49,968	—	790,389
Intersegment	3,911	96,438	94,137	—	(194,486)	—
Total	$741,140	98,762	95,005	49,968	(194,486)	790,389

Operating expenses:
Lease operating	$17,189	—	41,444	—	(41,641)	16,992
Gathering, compression, processing, and transportation	353,216	9,910	—	—	(96,379)	266,747
Impairment of unproved properties	15,199	—	—	—	—	15,199
Depletion, depreciation, and amortization	170,446	22,494	8,242	—	—	201,182
General and administrative	49,531	10,705	4,084	—	(221)	64,099
Other	24,052	12	4,532	77,421	(3,590)	102,427
Total	629,633	43,121	58,302	77,421	(141,831)	666,646
Operating income (loss)	$111,507	55,641	36,703	(27,453)	(52,655)	123,743
Equity in earnings of unconsolidated affiliates	$—	3,623	—	—	—	3,623
Segment assets	$13,430,135	2,065,899	711,735	14,357	(779,905)	15,442,221
Capital expenditures for segment assets	$583,687	88,806	58,497	—	(51,342)	679,648

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and June 30, 2018

	Exploration and production	Gathering and processing	Water handling and treatment	Marketing	Elimination of intersegment transactions	Consolidated total
Three months ended June 30, 2018:
Sales and revenues:
Third-party	$823,734	4,263	1,255	160,092	—	989,344
Intersegment	5,179	114,456	131,001	—	(250,636)	—
Total	$828,913	118,719	132,256	160,092	(250,636)	989,344

Operating expenses:
Lease operating	$32,312	—	62,218	—	(64,366)	30,164
Gathering, compression, processing, and transportation	409,708	12,400	—	—	(114,322)	307,786
Impairment of unproved properties	134,437	—	—	—	—	134,437
Impairment of gathering systems and facilities	—	8,501	—	—	—	8,501
Depletion, depreciation, and amortization	201,393	24,482	12,175	—	—	238,050
General and administrative	46,662	11,995	3,499	—	(469)	61,687
Other	27,023	4	4,982	213,420	(3,947)	241,482
Total	851,535	57,382	82,874	213,420	(183,104)	1,022,107
Operating income (loss)	$(22,622)	61,337	49,382	(53,328)	(67,532)	(32,763)
Equity in earnings of unconsolidated affiliates	$—	9,264	—	—	—	9,264
Segment assets	$13,381,044	2,299,863	993,238	61,684	(1,045,222)	15,690,607
Capital expenditures for segment assets	$506,055	113,083	17,842	—	(73,919)	563,061

The operating results and assets of the Company’s reportable segments were as follows for the six months ended June 30, 2017 and 2018 (in thousands):

	Exploration and production	Gathering and processing	Water handling and treatment	Marketing	Elimination of intersegment transactions	Consolidated total
Six months ended June 30, 2017:
Sales and revenues:
Third-party	$1,864,280	4,863	933	115,892	—	1,985,968
Intersegment	8,351	185,558	177,182	—	(371,091)	—
Total	$1,872,631	190,421	178,115	115,892	(371,091)	1,985,968

Operating expenses:
Lease operating	$32,931	—	80,066	—	(80,454)	32,543
Gathering, compression, processing, and transportation	700,984	18,024	—	—	(185,432)	533,576
Impairment of unproved properties	42,098	—	—	—	—	42,098
Depletion, depreciation, and amortization	345,415	42,418	16,078	—	—	403,911
General and administrative	100,587	20,843	8,403	—	(1,036)	128,797
Other	50,771	12	8,876	167,414	(7,116)	219,957
Total	1,272,786	81,297	113,423	167,414	(274,038)	1,360,882
Operating income (loss)	$599,845	109,124	64,692	(51,522)	(97,053)	625,086
Equity in earnings of unconsolidated affiliates	$—	5,854	—	—	—	5,854
Segment assets	$13,430,135	2,065,899	711,735	14,357	(779,905)	15,442,221
Capital expenditures for segment assets	$1,041,426	155,365	95,451	—	(96,360)	1,195,882

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and June 30, 2018

	Exploration and production	Gathering and processing	Water handling and treatment	Marketing	Elimination of intersegment transactions	Consolidated total
Six months ended June 30, 2018:
Sales and revenues:
Third-party	$1,608,277	8,408	2,045	398,715	—	2,017,445
Intersegment	11,054	218,488	251,625	—	(481,167)	—
Total	$1,619,331	226,896	253,670	398,715	(481,167)	2,017,445

Operating expenses:
Lease operating	$63,574	—	117,090	—	(123,778)	56,886
Gathering, compression, processing, and transportation	794,053	23,768	—	—	(218,097)	599,724
Impairment of unproved properties	184,973	—	—	—	—	184,973
Impairment of gathering systems and facilities	—	8,501	—	—	—	8,501
Depletion, depreciation, and amortization	396,981	48,120	21,193	—	—	466,294
General and administrative	93,082	22,357	7,592	—	(1,314)	121,717
Other	54,371	18	9,892	409,159	(7,821)	465,619
Total	1,587,034	102,764	155,767	409,159	(351,010)	1,903,714
Operating income (loss)	$32,297	124,132	97,903	(10,444)	(130,157)	113,731
Equity in earnings of unconsolidated affiliates	$—	17,126	—	—	—	17,126
Segment assets	$13,381,044	2,299,863	993,238	61,684	(1,045,222)	15,690,607
Capital expenditures for segment assets	$978,822	206,753	58,127	—	(134,678)	1,109,024

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

The following Condensed Consolidating Balance Sheets at December 31, 2017 and June 30, 2018, and the related Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2017 and 2018 and Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2017 and 2018 present financial information for Antero on a stand-alone basis (carrying its investment in subsidiaries using the equity method), financial information for the subsidiary guarantors, financial information for the non-guarantor subsidiaries, and the consolidation and elimination entries necessary to arrive at the information for the Company on a consolidated basis.  Antero’s wholly-owned subsidiaries are not restricted from making distributions to the Parent.

Distributions received by Antero from Antero Midstream have been reclassified from investing activities to operating activities on the Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2017.  The reclassification is a result of the adoption of ASU No. 2016-05, Classification of Certain Cash Receipts and Cash Payments, which provides for an accounting policy election to account for distributions received from equity method investees under the “nature of distribution” approach.

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and June 30, 2018

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

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and June 30, 2018

Condensed Consolidating Balance Sheet

June 30, 2018

(In thousands)

	Parent (Antero)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (Antero Midstream)	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$31,083	—	19,525	—	50,608
Accounts receivable, net	23,454	—	12,222	—	35,676
Intercompany receivables	3,856	—	114,072	(117,928)	—
Accrued revenue	321,214	—	—	—	321,214
Derivative instruments	420,842	—	—	—	420,842
Other current assets	6,051	—	539	—	6,590
Total current assets	806,500	—	146,358	(117,928)	834,930
Property and equipment:
Natural gas properties, at cost (successful efforts method):
Unproved properties	2,108,109	—	—	—	2,108,109
Proved properties	12,423,199	—	—	(498,335)	11,924,864
Water handling and treatment systems	—	—	970,863	9,074	979,937
Gathering systems and facilities	17,825	—	2,237,560	—	2,255,385
Other property and equipment	60,693	—	73	—	60,766
	14,609,826	—	3,208,496	(489,261)	17,329,061
Less accumulated depletion, depreciation, and amortization	(3,209,725)	—	(438,185)	—	(3,647,910)
Property and equipment, net	11,400,101	—	2,770,311	(489,261)	13,681,151
Derivative instruments	763,592	—	—	—	763,592
Investments in subsidiaries	(695,059)	—	—	695,059	—
Contingent acquisition consideration	215,835	—	—	(215,835)	—
Investments in unconsolidated affiliates	—	—	358,830	—	358,830
Other assets	31,374	—	20,730	—	52,104
Total assets	$12,522,343	—	3,296,229	(127,965)	15,690,607

Liabilities and Equity
Current liabilities:
Accounts payable	$77,723	—	18,754	—	96,477
Intercompany payable	114,072	—	3,856	(117,928)	—
Accrued liabilities	349,647	—	89,182	—	438,829
Revenue distributions payable	211,234	—	—	—	211,234
Derivative instruments	30,661	—	—	—	30,661
Other current liabilities	9,840	—	213	1,479	11,532
Total current liabilities	793,177	—	112,005	(116,449)	788,733
Long-term liabilities:
Long-term debt	3,876,778	—	1,411,566	—	5,288,344
Deferred income tax liability	763,192	—	—	—	763,192
Contingent acquisition consideration	—	—	215,835	(215,835)	—
Other liabilities	41,737	—	5,690	—	47,427
Total liabilities	5,474,884	—	1,745,096	(332,284)	6,887,696
Equity:
Stockholders' equity:
Partners' capital	—	—	1,551,133	(1,551,133)	—
Common stock	3,171	—	—	—	3,171
Additional paid-in capital	5,590,775	—	—	1,006,762	6,597,537
Accumulated earnings	1,453,513	—	—	—	1,453,513
Total stockholders' equity	7,047,459	—	1,551,133	(544,371)	8,054,221
Noncontrolling interests in consolidated subsidiary	—	—	—	748,690	748,690
Total equity	7,047,459	—	1,551,133	204,319	8,802,911
Total liabilities and equity	$12,522,343	—	3,296,229	(127,965)	15,690,607

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and June 30, 2018

Condensed Consolidating Statement of Operations and Comprehensive Income

Three Months Ended June 30, 2017

(In thousands)

	Parent (Antero)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (Antero Midstream)	Eliminations	Consolidated
Revenue and other:
Natural gas sales	$454,257	—	—	—	454,257
Natural gas liquids sales	170,819	—	—	—	170,819
Oil sales	26,512	—	—	—	26,512
Commodity derivative fair value gains	85,641	—	—	—	85,641
Gathering, compression, water handling and treatment	—	—	193,767	(190,575)	3,192
Marketing	49,968	—	—	—	49,968
Other income	3,911	—	—	(3,911)	—
Total revenue	791,108	—	193,767	(194,486)	790,389
Operating expenses:
Lease operating	17,189	—	41,444	(41,641)	16,992
Gathering, compression, processing, and transportation	353,216	—	9,910	(96,379)	266,747
Production and ad valorem taxes	21,599	—	954	—	22,553
Marketing	77,421	—	—	—	77,421
Exploration	1,804	—	—	—	1,804
Impairment of unproved properties	15,199	—	—	—	15,199
Depletion, depreciation, and amortization	170,670	—	30,512	—	201,182
Accretion of asset retirement obligations	649	—	—	—	649
General and administrative	49,531	—	14,789	(221)	64,099
Accretion of contingent acquisition consideration	—	—	3,590	(3,590)	—
Total operating expenses	707,278	—	101,199	(141,831)	666,646
Operating income	83,830	—	92,568	(52,655)	123,743
Other income (expenses):
Equity in earnings of unconsolidated affiliates	—	—	3,623	—	3,623
Interest	(59,735)	—	(9,015)	168	(68,582)
Equity in earnings (loss) of consolidated subsidiaries	(10,408)	—	—	10,408	—
Total other expenses	(70,143)	—	(5,392)	10,576	(64,959)
Income before income taxes	13,687	—	87,176	(42,079)	58,784
Provision for income tax expense	(18,819)	—	—	—	(18,819)
Net income and comprehensive income including noncontrolling interests	(5,132)	—	87,176	(42,079)	39,965
Net income and comprehensive income attributable to noncontrolling interests	—	—	—	45,097	45,097
Net income (loss) and comprehensive income (loss) attributable to Antero Resources Corporation	$(5,132)	—	87,176	(87,176)	(5,132)

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and June 30, 2018

Condensed Consolidating Statement of Operations and Comprehensive Income

Three Months Ended June 30, 2018

(In thousands)

	Parent (Antero)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (Antero Midstream)	Eliminations	Consolidated
Revenue and other:
Natural gas sales	$473,540	—	—	—	473,540
Natural gas liquids sales	255,985	—	—	—	255,985
Oil sales	38,873	—	—	—	38,873
Commodity derivative fair value gains	55,336	—	—	—	55,336
Gathering, compression, water handling and treatment	—	—	250,392	(244,874)	5,518
Marketing	160,202	—	—	—	160,202
Marketing derivative fair value losses	(110)	—	—	—	(110)
Gain on sale of assets	—	—	583	(583)	—
Other income	5,179	—	—	(5,179)	—
Total revenue	989,005	—	250,975	(250,636)	989,344
Operating expenses:
Lease operating	32,312	—	62,218	(64,366)	30,164
Gathering, compression, processing, and transportation	409,708	—	12,400	(114,322)	307,786
Production and ad valorem taxes	24,886	—	1,005	—	25,891
Marketing	213,420	—	—	—	213,420
Exploration	1,471	—	—	—	1,471
Impairment of unproved properties	134,437	—	—	—	134,437
Impairment of gathering systems and facilities	4,470	—	4,614	(583)	8,501
Depletion, depreciation, and amortization	201,617	—	36,433	—	238,050
Accretion of asset retirement obligations	666	—	34	—	700
General and administrative	46,662	—	15,494	(469)	61,687
Accretion of contingent acquisition consideration	—	—	3,947	(3,947)	—
Total operating expenses	1,069,649	—	136,145	(183,687)	1,022,107
Operating income (loss)	(80,644)	—	114,830	(66,949)	(32,763)
Other income (expenses):
Equity in earnings of unconsolidated affiliates	—	—	9,264	—	9,264
Interest	(54,388)	—	(14,628)	(333)	(69,349)
Equity in earnings (loss) of consolidated subsidiaries	(26,926)	—	—	26,926	—
Total other expenses	(81,314)	—	(5,364)	26,593	(60,085)
Income (loss) before income taxes	(161,958)	—	109,466	(40,356)	(92,848)
Provision for income tax benefit	25,573	—	—	—	25,573
Net income (loss) and comprehensive income (loss) including noncontrolling interests	(136,385)	—	109,466	(40,356)	(67,275)
Net income and comprehensive income attributable to noncontrolling interests	—	—	—	69,110	69,110
Net income (loss) and comprehensive income (loss) attributable to Antero Resources Corporation	$(136,385)	—	109,466	(109,466)	(136,385)

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and June 30, 2018

Condensed Consolidating Statement of Operations and Comprehensive Income

Six Months Ended June 30, 2017

(In thousands)

.	Parent (Antero)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (Antero Midstream)	Eliminations	Consolidated
Revenue and other:
Natural gas sales	$920,921	—	—	—	920,921
Natural gas liquids sales	365,471	—	—	—	365,471
Oil sales	53,472	—	—	—	53,472
Commodity derivative fair value gains	524,416	—	—	—	524,416
Gathering, compression, water handling and treatment	—	—	368,536	(362,740)	5,796
Marketing	115,892	—	—	—	115,892
Other income	8,351	—	—	(8,351)	—
Total revenue and other	1,988,523	—	368,536	(371,091)	1,985,968
Operating expenses:
Lease operating	32,931	—	80,066	(80,454)	32,543
Gathering, compression, processing, and transportation	700,984	—	18,024	(185,432)	533,576
Production and ad valorem taxes	45,574	—	1,772	—	47,346
Marketing	167,414	—	—	—	167,414
Exploration	3,911	—	—	—	3,911
Impairment of unproved properties	42,098	—	—	—	42,098
Depletion, depreciation, and amortization	345,863	—	58,048	—	403,911
Accretion of asset retirement obligations	1,286	—	—	—	1,286
General and administrative	100,587	—	29,246	(1,036)	128,797
Accretion of contingent acquisition consideration	—	—	7,116	(7,116)	—
Total operating expenses	1,440,648	—	194,272	(274,038)	1,360,882
Operating income	547,875	—	174,264	(97,053)	625,086
Other income (expenses):
Equity in earnings of unconsolidated affiliates	—	—	5,854	—	5,854
Interest	(117,738)	—	(17,851)	337	(135,252)
Equity in earnings (loss) of consolidated subsidiaries	(16,708)	—	—	16,708	—
Total other expenses	(134,446)	—	(11,997)	17,045	(129,398)
Income before income taxes	413,429	—	162,267	(80,008)	495,688
Provision for income tax expense	(150,165)	—	—	—	(150,165)
Net income and comprehensive income including noncontrolling interests	263,264	—	162,267	(80,008)	345,523
Net income and comprehensive income attributable to noncontrolling interests	—	—	—	82,259	82,259
Net income and comprehensive income attributable to Antero Resources Corporation	$263,264	—	162,267	(162,267)	263,264

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and June 30, 2018

Condensed Consolidating Statement of Operations and Comprehensive Income

Six Months Ended June 30, 2018

(In thousands)

	Parent (Antero)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (Antero Midstream)	Eliminations	Consolidated
Revenue and other:
Natural gas sales	$971,203	—	—	—	971,203
Natural gas liquids sales	490,155	—	—	—	490,155
Oil sales	69,146	—	—	—	69,146
Commodity derivative fair value gains	77,773	—	—	—	77,773
Gathering, compression, water handling and treatment	—	—	479,983	(469,530)	10,453
Marketing	304,591	—	—	—	304,591
Marketing derivative fair value gains	94,124	—	—	—	94,124
Gain on sale of assets	—	—	583	(583)	—
Other income	11,054	—	—	(11,054)	—
Total revenue and other	2,018,046	—	480,566	(481,167)	2,017,445
Operating expenses:
Lease operating	63,574	—	117,090	(123,778)	56,886
Gathering, compression, processing, and transportation	794,053	—	23,768	(218,097)	599,724
Production and ad valorem taxes	49,693	—	2,021	—	51,714
Marketing	409,159	—	—	—	409,159
Exploration	3,356	—	—	—	3,356
Impairment of unproved properties	184,973	—	—	—	184,973
Impairment of gathering systems and facilities	4,470	—	4,614	(583)	8,501
Depletion, depreciation, and amortization	397,429	—	68,865	—	466,294
Accretion of asset retirement obligations	1,322	—	68	—	1,390
General and administrative	93,082	—	29,949	(1,314)	121,717
Accretion of contingent acquisition consideration	—	—	7,821	(7,821)	—
Total operating expenses	2,001,111	—	254,196	(351,593)	1,903,714
Operating income	16,935	—	226,370	(129,574)	113,731
Other income (expenses):
Equity in earnings of unconsolidated affiliates	—	—	17,126	—	17,126
Interest	(107,886)	—	(25,925)	36	(133,775)
Equity in earnings (loss) of consolidated subsidiaries	(47,054)	—	—	47,054	—
Total other expenses	(154,940)	—	(8,799)	47,090	(116,649)
Income before income taxes	(138,005)	—	217,571	(82,484)	(2,918)
Provision for income tax benefit	16,453	—	—	—	16,453
Net income (loss) and comprehensive income (loss) including noncontrolling interests	(121,552)	—	217,571	(82,484)	13,535
Net income and comprehensive income attributable to noncontrolling interests	—	—	—	135,087	135,087
Net income (loss) and comprehensive income (loss) attributable to Antero Resources Corporation	$(121,552)	—	217,571	(217,571)	(121,552)

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and June 30, 2018

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2017

(In thousands)

	Parent (Antero)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (Antero Midstream)	Eliminations	Consolidated
Cash flows provided by (used in) operating activities:
Net income including noncontrolling interests	$263,264	—	162,267	(80,008)	345,523
Adjustment to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, amortization, and accretion	347,149	—	58,048	—	405,197
Accretion of contingent acquisition consideration	(7,116)	—	7,116	—	—
Impairment of unproved properties	42,098	—	—	—	42,098
Commodity derivative fair value gains	(524,416)	—	—	—	(524,416)
Gains on settled commodity derivatives	75,913	—	—	—	75,913
Deferred income tax expense	150,165	—	—	—	150,165
Equity-based compensation expense	39,241	—	13,237	—	52,478
Equity in earnings of unconsolidated affiliates	—	—	(5,854)	—	(5,854)
Equity in (earnings) loss of consolidated subsidiaries	16,708	—	—	(16,708)	—
Distributions of earnings from unconsolidated affiliates	—	—	5,820	—	5,820
Distributions from Antero Midstream	63,145	—	—	(63,145)	—
Other	(795)	—	1,267	—	472
Changes in current assets and liabilities	106,797	—	(6,963)	356	100,190
Net cash provided by operating activities	572,153	—	234,938	(159,505)	647,586
Cash flows used in investing activities:
Additions to proved properties	(179,318)	—	—	—	(179,318)
Additions to unproved properties	(129,876)	—	—	—	(129,876)
Drilling and completion costs	(725,668)	—	—	96,360	(629,308)
Additions to water handling and treatment systems	—	—	(95,451)	—	(95,451)
Additions to gathering systems and facilities	—	—	(155,365)	—	(155,365)
Additions to other property and equipment	(6,564)	—	—	—	(6,564)
Investments in unconsolidated affiliates	—	—	(191,364)	—	(191,364)
Change in other assets	(7,648)	—	(4,804)	—	(12,452)
Other	2,156	—	—	—	2,156
Net cash used in investing activities	(1,046,918)	—	(446,984)	96,360	(1,397,542)
Cash flows provided by (used in) financing activities:
Issuance of common units by Antero Midstream	—	—	246,585	—	246,585
Borrowings (repayments) on bank credit facility, net	490,000	—	95,000	—	585,000
Distributions	—	—	(125,014)	63,145	(61,869)
Employee tax withholding for settlement of equity compensation awards	(7,501)	—	(932)	—	(8,433)
Other	(2,645)	—	(102)	—	(2,747)
Net cash provided by financing activities	479,854	—	215,537	63,145	758,536
Net decrease in cash and cash equivalents	5,089	—	3,491	—	8,580
Cash and cash equivalents, beginning of period	17,568	—	14,042	—	31,610
Cash and cash equivalents, end of period	$22,657	—	17,533	—	40,190

ANTERO RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and June 30, 2018

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2018

(In thousands)

	Parent (Antero)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (Antero Midstream)	Eliminations	Consolidated
Cash flows provided by (used in) operating activities:
Net income (loss) including noncontrolling interests	$(121,552)	—	217,571	(82,484)	13,535
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, amortization, and accretion	398,751	—	68,933	—	467,684
Accretion of contingent acquisition consideration	(7,821)	—	7,821	—	—
Impairment of unproved properties	184,973	—	—	—	184,973
Impairment of gathering systems and facilities	4,470	—	4,614	(583)	8,501
Commodity derivative fair value gains	(77,773)	—	—	—	(77,773)
Gains on settled commodity derivatives	197,225	—	—	—	197,225
Marketing derivative fair value gains	(94,124)	—	—	—	(94,124)
Gains on settled marketing derivatives	94,158	—	—	—	94,158
Deferred income tax benefit	(16,453)	—	—	—	(16,453)
Gain on sale of assets	—	—	(583)	583	—
Equity-based compensation expense	28,149	—	12,078	—	40,227
Equity in (earnings) loss of consolidated subsidiaries	47,054	—	—	(47,054)	—
Equity in earnings of unconsolidated affiliates	—	—	(17,126)	—	(17,126)
Distributions of earnings from unconsolidated affiliates	—	—	17,895	—	17,895
Distributions from Antero Midstream	74,647	—	—	(74,647)	—
Other	547	—	1,385	—	1,932
Changes in current assets and liabilities	14,510	—	(157)	3,933	18,286
Net cash provided by operating activities	726,761	—	312,431	(200,252)	838,940
Cash flows used in investing activities:
Additions to unproved properties	(87,861)	—	—	—	(87,861)
Drilling and completion costs	(887,459)	—	—	134,678	(752,781)
Additions to water handling and treatment systems	—	—	(49,054)	(9,073)	(58,127)
Additions to gathering systems and facilities	—	—	(206,753)	—	(206,753)
Additions to other property and equipment	(3,502)	—	—	—	(3,502)
Investments in unconsolidated affiliates	—	—	(56,297)	—	(56,297)
Change in other assets	2,051	—	(9,077)	—	(7,026)
Net cash used in investing activities	(976,771)	—	(321,181)	125,605	(1,172,347)
Cash flows provided by (used in) financing activities:
Borrowings (repayments) on bank credit facility, net	270,000	—	215,000	—	485,000
Distributions	—	—	(193,670)	74,647	(119,023)
Employee tax withholding for settlement of equity compensation awards	(6,649)	—	(1,318)	—	(7,967)
Other	(2,336)	—	(100)	—	(2,436)
Net cash provided by (used in) financing activities	261,015	—	19,912	74,647	355,574
Net increase (decrease) in cash and cash equivalents	11,005	—	11,162	—	22,167
Cash and cash equivalents, beginning of period	20,078	—	8,363	—	28,441
Cash and cash equivalents, end of period	$31,083	—	19,525	—	50,608

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

We have assembled a portfolio of long-lived properties that are characterized by what we believe to be low geologic risk and repeatability.  Our drilling opportunities are focused in the Marcellus Shale and Utica Shale of the Appalachian Basin.  As of June 30, 2018, we held approximately 613,000 net acres of rich gas and dry gas properties located in the Appalachian Basin in West Virginia and Ohio.  Our corporate headquarters are in Denver, Colorado.

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

2018 Developments and Highlights

Production and Financial Results

For the three months ended June 30, 2018, our net production totaled 229 Bcfe, or 2,520 MMcfe per day, a 15% increase compared to 200 Bcfe, or 2,200 MMcfe per day, for the three months ended June 30, 2017.  Our average price received for production, before the effects of gains on settled commodity derivatives, for the three months ended June 30, 2018 was $3.35 per Mcfe compared to $3.26 per Mcfe for the three months ended June 30, 2017.  Our average realized price after the effects of gains on settled commodity derivatives was $3.77 per Mcfe for the three months ended June 30, 2018 compared to $3.41 per Mcfe for the three months ended June 30, 2017.

For the three months ended June 30, 2018, we generated consolidated cash flows from operations of $297 million, a consolidated net loss of $136 million, Adjusted EBITDAX of $405 million, and Stand-Alone Adjusted EBITDAX of $335 million.  This compares to consolidated cash flows from operations of $254 million, a consolidated net loss of $5 million, Adjusted EBITDAX of $321 million, and Stand-Alone Adjusted EBITDAX of $267 million for the three months ended June 30, 2017.  See “—Non-GAAP Financial Measures” for a definition of Adjusted EBITDAX (a non-GAAP measure) and a reconciliation of Adjusted EBITDAX to net income.  See “—Stand-Alone Exploration and Production (E&P) Information” for a definition of Stand-Alone Adjusted EBITDAX and a reconciliation of Stand-Alone Adjusted EBITDAX to Antero’s stand-alone net income.  “Stand-Alone” data represents information for Antero on an unconsolidated basis, reflecting Antero’s investment in Antero Midstream under the equity method of accounting.

The consolidated net loss of $136 million for the three months ended June 30, 2018 included (i) commodity derivative fair value gains of $55 million, comprised of gains on settled derivatives of $96 million and a non-cash loss of $41 million on changes in the fair value of unsettled commodity derivatives, (ii) a non-cash charge of $19 million for equity-based compensation, (iii) a non-cash charge of $134 million for impairments of unproved properties, and (iv) a non-cash deferred tax benefit of $26 million.

Adjusted EBITDAX increased from $321 million for the three months ended June 30, 2017 to $405 million for the three months ended June 30, 2018, an increase of 26%.  Stand-Alone Adjusted EBITDAX increased from $267 million for the three months ended June 30, 2017 to $335 million for the three months ended June 30, 2018, an increase of 25%.  The increases in Adjusted EBITDAX and Stand-Alone Adjusted EBITDAX were primarily due to increases in production as well as increases in our average realized price for production after gains on settled commodity derivatives.  Adjusted EBITDAX and Stand-Alone Adjusted EBITDAX decreased from the first quarter of 2018 largely due to the impact of $110 million of gains on settled marketing derivatives during the three months ended March 31, 2018, whereas we recognized $16 million of losses on settled marketing derivatives during the three months ended June 30, 2018.

Consolidated cash flows from operations increased from $254 million for the three months ended June 30, 2017 to $297 million for the three months ended June 30, 2018, an increase of 17%.  Stand-alone cash flows from operations increased from $202 million for the three months ended June 30, 2017 to $229 million for the three months ended June 30, 2018, an increase of 13%.  The increases in consolidated and stand-alone cash flows from operations were primarily due to increases in total realized revenues from production and settled commodity derivatives during 2018, net of increases in cash operating costs and $16 million in settled marketing derivative losses during the three months ended June 30, 2018.

For the six months ended June 30, 2018, our net production totaled 443 Bcfe, or 2,448 MMcfe per day, a 13% increase compared to 393 Bcfe, or 2,172 MMcfe per day, for the six months ended June 30, 2017.  Our average price received for production, before the effects of gains on settled commodity derivatives, for the six months ended June 30, 2018 was $3.45 per Mcfe compared to $3.41 per Mcfe for the six months ended June 30, 2017.  Our average realized price after the effects of gains on settled commodity derivatives was $3.90 per Mcfe for the six months ended June 30, 2018 compared to $3.60 per Mcfe for the six months ended June 30, 2017.

For the six months ended June 30, 2018, we generated consolidated cash flows from operations of $839 million, a consolidated net loss of $122 million, Adjusted EBITDAX of $956 million, and Stand-Alone Adjusted EBITDAX of $823 million.  This compares to consolidated cash flows from operations of $648 million, consolidated net income of $263 million, Adjusted EBITDAX of $686 million, and Stand-Alone Adjusted EBITDAX of $588 million for the six months ended June 30, 2017.  See “—Non-GAAP Financial Measures” for a definition of Adjusted EBITDAX (a non-GAAP measure) and a reconciliation of Adjusted EBITDAX to net income.  See “—Stand-Alone Exploration and Production (E&P) Information” for a definition of Stand-Alone Adjusted EBITDAX and a reconciliation of Stand-Alone Adjusted EBITDAX to Antero’s stand-alone net income.  “Stand-Alone” data represents information for Antero on an unconsolidated basis, reflecting Antero’s investment in Antero Midstream under the equity method of accounting.

The consolidated net loss of $122 million for the six months ended June 30, 2018 included (i) commodity derivative fair value gains of $78 million, comprised of gains on settled derivatives of $197 million and a non-cash loss of $119 million on changes in the fair value of unsettled commodity derivatives, (ii) a non-cash charge of $40 million for equity-based compensation, (iii) a non-cash charge of $185 million for impairments of unproved properties, and (iv) a non-cash deferred tax benefit of $16 million.

Adjusted EBITDAX increased from $686 million for the six months ended June 30, 2017 to $956 million for the six months ended June 30, 2018, an increase of 39%.  Stand-Alone Adjusted EBITDAX increased from $588 million for the six months ended June 30, 2017 to $823 million for the six months ended June 30, 2018, an increase of 40%.  The increases in Adjusted EBITDAX and Stand-Alone Adjusted EBITDAX were primarily due to increases in production as well as increases in our average realized price for production after gains on settled derivatives.

Consolidated cash flows from operations increased from $648 million for the six months ended June 30, 2017 to $839 million for the six months ended June 30, 2018, an increase of 29%.  Stand-alone cash flows from operations increased from $572 million for the six months ended June 30, 2017 to $727 million for the six months ended June 30, 2018, an increase of 27%.  The increases in consolidated and stand-alone cash flows from operations were primarily due to increases in total realized revenues from production and settled commodity derivatives and $94 million in settled marketing derivative gains during 2018, net of increases in cash operating costs.

2018 Capital Budget and Capital Spending

Our consolidated capital budget for 2018 is $2.1 billion, and includes: $1.3 billion for drilling and completion, $150 million for leasehold expenditures, and $650 million for capital expenditures by Antero Midstream, which includes $215 million for investments in unconsolidated affiliates.  We do not budget for acquisitions.  Operational efficiencies achieved during the six months ended June 30, 2018 resulted in a pull-forward of capital spending from the second half of 2018 into the first half of 2018.  We averaged approximately six completion crews during the six months ended June 30, 2018, but expect to reduce the count and average approximately four completion crews during the second half of 2018.  We periodically review our capital expenditures and adjust our budget and its allocation based on liquidity, drilling results, leasehold acquisition opportunities, and commodity prices.

For the six months ended June 30, 2018, our consolidated capital expenditures were approximately $1.1 billion, including drilling and completion costs of $753 million, leasehold additions of $88 million, gathering and compression expenditures of $207 million, water handling and treatment expenditures of $58 million, and other capital expenditures of $4 million.  Antero Midstream also invested $56 million in its gas processing and fractionation joint venture with MarkWest Energy Partners L.P. (the “Joint Venture”).

Hedge Position

As of June 30, 2018, we had entered into fixed price hedging contracts for approximately 2.3 Tcf of our projected natural gas production at a weighted average index price of $3.31 per MMBtu for the period from July 1, 2018 through December 31, 2023, 201 million gallons of propane at a weighted average price of $0.76 per gallon for the period from July 1, 2018 through December 31, 2018, and 1.1 MMBbls of oil at a weighted average price of $56.99 per Bbl for the period from July 1, 2018 through December 31, 2018.  These hedging contracts include contracts for the remainder of 2018 of approximately 368 Bcf of natural gas at a weighted average index price of $3.49 per MMBtu.  At June 30, 2018, the estimated fair value of our commodity derivative instruments was a net asset of $1.2 billion comprised of current assets and liabilities and noncurrent assets

Credit Facilities

As of June 30, 2018, Antero’s borrowing base under its senior secured revolving bank credit facility (the “Credit Facility”) was $4.5 billion and lender commitments were $2.5 billion.  Each of these amounts were reaffirmed in the annual redetermination in April 2018.  The next redetermination of the borrowing base is scheduled to occur in April 2019.  The borrowing base under the Credit Facility is redetermined annually and is based on the collateral value of Antero’s assets.  The maturity date of the Credit Facility is the earlier of (i) October 26, 2022 and (ii) the date that is 91 days prior to the earliest stated redemption date of any series of Antero’s senior notes, unless such series of notes is refinanced.  At June 30, 2018, we had $455 million of borrowings and $692 million of letters of credit outstanding under the Credit Facility.  See “—Debt Agreements and Contractual Obligations—Senior Secured Revolving Credit Facility” for a description of the Credit Facility.

Antero Midstream has a revolving credit facility that provides for lender commitments of $1.5 billion (the “Midstream Credit Facility”).  At June 30, 2018, Antero Midstream had $770 million of borrowings outstanding under the Midstream Credit Facility.  The Midstream Credit Facility will mature on October 26, 2022.  See “—Debt Agreements and Contractual Obligations—Midstream Credit Facility” for a description of the Midstream Credit Facility.

Special Committee Formation

On February 26, 2018, we announced that our Board of Directors formed a special committee composed solely of independent directors (the “Special Committee”) to explore, review and evaluate potential measures to address a perceived discount in the trading value of our common stock.  The Special Committee has hired legal advisors and financial advisors to assist in its evaluation of potential measures. However, as of the date of this Quarterly Report on Form 10-Q, no decision on any particular measure has been reached, and there is no assurance that a decision on any measure will be reached.

Results of Operations

Three Months Ended June 30, 2017 Compared to Three Months Ended  June 30, 2018

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

The operating results of the Company’s reportable segments were as follows for the three months ended June 30, 2017 and 2018 (in thousands):

	Exploration and production	Gathering and processing	Water handling and treatment	Marketing	Elimination of intersegment transactions	Consolidated total
Three months ended June 30, 2017:
Operating revenues and other:
Natural gas sales	$454,257	—	—	—	—	454,257
Natural gas liquids sales	170,819	—	—	—	—	170,819
Oil sales	26,512	—	—	—	—	26,512
Commodity derivative fair value gains	85,641	—	—	—	—	85,641
Gathering, compression, and water handling and treatment	—	98,762	95,005	—	(190,575)	3,192
Marketing	—	—	—	49,968	—	49,968
Other income	3,911	—	—	—	(3,911)	—
Total	$741,140	98,762	95,005	49,968	(194,486)	790,389

Operating expenses:
Lease operating	$17,189	—	41,444	—	(41,641)	16,992
Gathering, compression, processing, and transportation	353,216	9,910	—	—	(96,379)	266,747
Production and ad valorem taxes	21,599	12	942	—	—	22,553
Marketing	—	—	—	77,421	—	77,421
Exploration	1,804	—	—	—	—	1,804
Impairment of unproved properties	15,199	—	—	—	—	15,199
Accretion of asset retirement obligations	649	—	—	—	—	649
Depletion, depreciation, and amortization	170,446	22,494	8,242	—	—	201,182
General and administrative (before equity-based compensation)	29,507	5,468	2,370	—	(221)	37,124
Equity-based compensation	20,024	5,237	1,714	—	—	26,975
Change in fair value of contingent acquisition consideration	—	—	3,590	—	(3,590)	—
Total	629,633	43,121	58,302	77,421	(141,831)	666,646
Operating income (loss)	$111,507	55,641	36,703	(27,453)	(52,655)	123,743

Equity in earnings of unconsolidated affiliates	$—	3,623	—	—	—	3,623

	Exploration and production	Gathering and processing	Water handling and treatment	Marketing	Elimination of intersegment transactions	Consolidated total
Three months ended June 30, 2018:
Operating revenues and other
Natural gas sales	$473,540	—	—	—	—	473,540
Natural gas liquids sales	255,985	—	—	—	—	255,985
Oil sales	38,873	—	—	—	—	38,873
Commodity derivative fair value gains	55,336	—	—	—	—	55,336
Gathering, compression, and water handling and treatment	—	118,136	132,256	—	(244,874)	5,518
Marketing	—	—	—	160,202	—	160,202
Marketing derivative fair value losses	—	—	—	(110)	—	(110)
Gain on sale of assets	—	583	—	—	(583)	—
Other income	5,179	—	—	—	(5,179)	—
Total	$828,913	118,719	132,256	160,092	(250,636)	989,344

Operating expenses:
Lease operating	$32,312	—	62,218	—	(64,366)	30,164
Gathering, compression, processing, and transportation	409,708	12,400	—	—	(114,322)	307,786
Production and ad valorem taxes	24,886	4	1,001	—	—	25,891
Marketing	—	—	—	213,420	—	213,420
Exploration	1,471	—	—	—	—	1,471
Impairment of unproved properties	134,437	—	—	—	—	134,437
Impairment of gathering systems and facilities	—	8,501	—	—	—	8,501
Accretion of asset retirement obligations	666	—	34	—	—	700
Depletion, depreciation, and amortization	201,393	24,482	12,175	—	—	238,050
General and administrative (before equity-based compensation)	33,458	7,241	2,386	—	(469)	42,616
Equity-based compensation	13,204	4,754	1,113	—	—	19,071
Change in fair value of contingent acquisition consideration	—	—	3,947	—	(3,947)	—
Total	851,535	57,382	82,874	213,420	(183,104)	1,022,107
Operating income (loss)	$(22,622)	61,337	49,382	(53,328)	(67,532)	(32,763)

Equity in earnings of unconsolidated affiliates	$—	9,264	—	—	—	9,264

Exploration and Production Segment Results for the Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2018

The following tables set forth selected operating data of the exploration and production segment for the three months ended June 30, 2017 compared to the three months ended June 30, 2018:

	Three Months Ended June 30,		Amount of Increase	Percent
(Exploration and Production segment)	2017	2018	(Decrease)	Change
Production data:
Natural gas (Bcf)	144	167	23	16%
C2 Ethane (MBbl)	2,548	3,290	742	29%
C3+ NGLs (MBbl)	6,190	6,414	224	4%
Oil (MBbl)	613	632	19	3%
Combined (Bcfe)	200	229	29	15%
Daily combined production (MMcfe/d)	2,200	2,520	320	15%
Average prices before effects of derivative settlements(1):
Natural gas (per Mcf)	$3.15	$2.83	$(0.32)	(10)%
C2 Ethane (per Bbl)	$8.40	$9.93	$1.53	18%
C3+ NGLs (per Bbl)	$24.14	$34.81	$10.67	44%
Oil (per Bbl)	$43.24	$61.55	$18.31	42%
Weighted Average Combined (per Mcfe)	$3.26	$3.35	$0.09	3%
Average realized prices after effects of derivative settlements(1):
Natural gas (per Mcf)	$3.53	$3.50	$(0.03)	(1)%
C2 Ethane (per Bbl)	$8.61	$9.93	$1.32	15%
C3+ NGLs (per Bbl)	$19.92	$33.10	$13.18	66%
Oil (per Bbl)	$46.12	$52.11	$5.99	13%
Weighted Average Combined (per Mcfe)	$3.41	$3.77	$0.36	11%
Average Costs (per Mcfe):
Lease operating	$0.09	$0.14	$0.05	56%
Gathering, compression, processing, and transportation	$1.76	$1.79	$0.03	2%
Production and ad valorem taxes	$0.11	$0.11	$—	—%
Depletion, depreciation, amortization, and accretion	$0.85	$0.88	$0.03	4%
General and administrative (before equity-based compensation)	$0.15	$0.15	$—	—%

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

Natural gas, NGLs, and oil sales.  Revenues from production of natural gas, NGLs, and oil increased from $652 million for the three months ended June 30, 2017 to $768 million for the three months ended June 30, 2018, an increase of $116 million, or 18%. Our production increased by 15% over that same period, from 200 Bcfe, or 2,200 MMcfe per day, for the three months ended June 30, 2017 to 229 Bcfe, or 2,520 MMcfe per day, for the three months ended June 30, 2018.  Net equivalent prices before the effects of settled derivatives increased from $3.26 per Mcfe for the three months ended June 30, 2017 compared to $3.35 per Mcfe for the three months ended June 30, 2018.  The increase in the year-over-year equivalent price was driven by the increase in liquids prices and production, which more than offset the 10% decrease in natural gas prices.  Net equivalent prices after the effects of gains on settled commodity derivatives increased by 11%, from $3.41 per Mcfe for the three months ended June 30, 2017 to $3.77 for the three months ended June 30, 2018, primarily due to higher average realized prices after hedges for C3+ NGLs and oil in the three months ended June 30, 2018.

Increased production volumes accounted for an approximate $95 million increase in year-over-year product revenues (calculated as the combined change in year-to-year volumes times the prior year average price), and changes in our equivalent prices, excluding the effects of derivative settlements, accounted for an approximate $22 million increase in year-over-year product revenues (calculated as the change in the year-to-year average price times current year production volumes).  Production increases resulted from an increase in the number of producing wells as a result of our drilling and completion activity.

During the three months ended June 30, 2017 and 2018, our natural gas revenues were negatively affected by contractual issues with certain of our customers.  For more information on these disputes, please see Note 13 to the condensed consolidated financial statements or “Item 1. Legal Proceedings” included elsewhere in this Quarterly Report on Form 10-Q.

Commodity derivative fair value gains.  To achieve more predictable cash flows, and to reduce our exposure to price fluctuations, we enter into fixed for variable price swap contracts when management believes that favorable future sales prices for our production can be secured.  Because we do not designate these derivatives as accounting hedges, they do not receive hedge accounting treatment.  Consequently, all mark-to-market gains or losses, as well as cash receipts or payments on settled derivative instruments, are recognized in our statements of operations.  For the three months ended June 30, 2017 and 2018, our commodity hedges resulted in derivative fair value gains of $86 million and $55 million, respectively. The commodity derivative fair value gains included $31 million and $96 million of gains on cash settled derivatives for the three months ended June 30, 2017 and 2018, respectively.

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

Other income.  Other income increased from $4 million for the three months ended June 30, 2017 to $5 million for the three months ended June 30, 2018.  Other income primarily relates to increases in the fair value of our exploration and production segment’s contingent acquisition consideration that was received in connection with Antero’s sale of its water handling and treatment assets to Antero Midstream in 2015.  In conjunction with the acquisition of the water handling and treatment assets, Antero Midstream agreed to pay Antero (a) $125 million in cash if Antero Midstream delivers 176,295,000 barrels or more of fresh water during the period between January 1, 2017 and December 31, 2019 and (b) an additional $125 million in cash if Antero Midstream delivers 219,200,000 barrels or more of fresh water during the period between January 1, 2018 and December 31, 2020.  The contingent acquisition consideration asset is recorded at its discounted net present value of the payout to be received by Antero, and is re-measured each period end.  As the net present value of the contingent acquisition consideration asset increases, we recognize income in the E&P segment for the change in fair value.  Other income is eliminated upon consolidation.

Lease operating expense.  Lease operating expense increased from $17 million for the three months ended June 30, 2017 to $32 million for the three months ended June 30, 2018, an increase of 88%.  This increase is partly due to a 15% increase in production.  On a per unit basis, lease operating expenses increased from $0.09 per Mcfe for the three months ended June 30, 2017 to $0.14 for the three months ended June 30, 2018.  The increase in lease operating expenses on a per Mcfe basis is primarily due to the increase in produced water from new wells, which is attributable to an increase in the amount of water used in our advanced well completions.

Gathering, compression, processing, and transportation expense.  Gathering, compression, processing, and transportation expense increased from $353 million for the three months ended June 30, 2017 to $410 million for the three months ended June 30, 2018.  The increase in these expenses is a result of the increase in production and the related firm transportation, gathering, compression, and processing expenses.  On a per Mcfe basis, total gathering, compression, processing and transportation expenses increased from $1.76 per Mcfe for the three months ended June 30, 2017 to $1.79 per Mcfe for the three months ended June 30, 2018.  Transportation expenses increased due to the Rover Pipeline that was placed in service in late 2017, which has higher per-unit transportation costs than the average of our transportation portfolio, but in turn results in higher realized prices for our natural gas production.  This increase was partially offset by decreases in processing and other costs on a per Mcfe basis.

Production and ad valorem tax expense.  Total production and ad valorem taxes increased from $22 million for the three months ended June 30, 2017 to $25 million for the three months ended June 30, 2018 as a result of an increase in production revenues.  On a per Mcfe basis, production and ad valorem taxes remained consistent at $0.11 per Mcfe for the three months ended June 30, 2017 and 2018.  Production and ad valorem taxes as a percentage of natural gas, NGLs, and oil revenues before the effects of hedging decreased slightly from 3.3% for the three months ended June 30, 2017 to 3.2% for the three months ended June 30, 2018.

Exploration expense.  Exploration expense decreased from $2 million for the three months ended June 30, 2017 to $1 million for the three months ended June 30, 2018.  These amounts represent expenses incurred for unsuccessful lease acquisition efforts.

Impairment of unproved properties.  Impairment of unproved properties increased from $15 million for the three months ended June 30, 2017 to $134 million for the three months ended June 30, 2018.  The increase was primarily due to the impairment of a block of leases, which were obtained together and expire in the second quarter of 2019, in the Utica Shale that are not in our current development plan.  We charge impairment expense for expired or soon-to-be expired leases when we determine they are impaired based on factors such as remaining lease terms, reservoir performance, commodity price outlooks, and future plans to develop the acreage.

Depletion, depreciation, and amortization expense (“DD&A”).  DD&A increased from $170 million for the three months ended June 30, 2017 to $201 million for the three months ended June 30, 2018, primarily because of increased production.  DD&A per Mcfe increased from $0.85 per Mcfe for the three months ended June 30, 2017 to $0.88 per Mcfe for the three months ended June 30, 2018.

We evaluate the carrying amount of our proved natural gas, NGLs, and oil properties for impairment on a geological reservoir basis whenever events or changes in circumstances indicate that a property’s carrying amount may not be recoverable.  If the carrying amount exceeded the estimated undiscounted future net cash flows (measured using futures prices at the end of a quarter), we would further evaluate our proved properties and record an impairment charge if the carrying amount of our proved properties exceeded the estimated fair value of the properties.  At June 30, 2018, we compared the carrying values of our proved properties to estimated future net cash flows.  As estimated future net cash flows were higher than the carrying values of our proved properties at June 30, 2018, we did not further evaluate our proved properties for impairment.

General and administrative expense.  General and administrative expense (before equity-based compensation expense) increased from $30 million for the three months ended June 30, 2017 to $33 million for the three months ended June 30, 2018, primarily due to increases in employee compensation and benefits expenses.  On a per-unit basis, general and administrative expense before equity-based compensation remained consistent at $0.15 per Mcfe for the three months ended June 30, 2017 and 2018 as the increase in expenses from 2017 to 2018 were offset by a 15% increase in production.  We had 586 employees as of June 30, 2017 and 608 employees as of June 30, 2018.

Equity-based compensation expense.  Noncash equity-based compensation expense decreased from $20 million for the three months ended June 30, 2017 to $13 million for the three months ended June 30, 2018 as a result of equity award forfeitures, as well as a decrease in the total value of awards granted to officers and employees in 2018 as compared to 2017.  When an equity award is forfeited, expense previously recognized for the award is reversed.  See Note 9 to the condensed consolidated financial statements included elsewhere in this report for more information on equity-based compensation awards.

Discussion of Gathering and Processing, Water Handling and Treatment, and Marketing Segment Results for the Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2018

Gathering and Processing.  Revenue for the gathering and processing segment increased from $99 million for the three months ended June 30, 2017 to $119 million for the three months ended June 30, 2018, an increase of $20 million, or 20%.  Gathering revenues increased by $13 million from the prior year period and compression revenues increased by $6 million as additional wells on production increased throughput volumes.  Total operating expenses related to the gathering and processing segment increased from $43 million for the three months ended June 30, 2017 to $57 million for the three months ended June 30, 2018 primarily as a result of increases in direct operating and depreciation expenses due to a larger base of gathering and compression assets.

Antero Midstream has two investments accounted for under the equity method: a 15% interest in a regional gathering pipeline purchased in May 2016, and a 50% interest in the Joint Venture with MarkWest entered into in February 2017.  Equity in earnings of unconsolidated affiliates of $3.6 million and $9.3 million for the three months ended June 30, 2017 and 2018, respectively, represents the portion of the net income from these investments which was allocated to Antero Midstream based on its equity interests.  The increase was due to the commencement of operations by two additional processing plants, in the second half of 2017, which are owned by the Joint Venture.

Water Handling and Treatment.  Revenue for the water handling and treatment segment increased from $95 million for the three months ended June 30, 2017 to $132 million for the three months ended June 30, 2018, an increase of $37 million, or 39%.  The increase was due to an increase in the volume of water used per well in our advanced completions during 2018 as compared to 2017, as well as an increase in other fluid handling services as a result of the increase in the amount of water used.  The volume of water delivered through the systems increased from 15.8 MMBbls for the three months ended June 30, 2017 to 20.8 MMBbls for the three months ended June 30, 2018.  Operating expenses for the water handling and treatment segment increased from $58 million for the three months ended June 30, 2017 to $83 million for the three months ended June 30, 2018, primarily due to the increase in other fluid handling services.  Antero Midstream’s wastewater treatment facility was placed in service in May 2018, but has not yet had a significant impact on the financial results of the water handling and treatment segment.  The facility was temporarily taken offline in June 2018 for maintenance and to install additional pretreatment facilities to improve operations.  The facility was placed back into commercial service at the end of July 2018.

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

Operating losses on our marketing activities were $27 million and $53 million for the three months ended June 30, 2017 and 2018, respectively.    See note 11 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information on marketing derivative fair value losses during the three months ended June 30, 2018.

Marketing expenses include firm transportation costs related to current excess capacity as well as the cost of third-party purchased gas and NGLs.  This includes firm transportation costs of $26 million and $41 million for the three months ended June 30, 2017 and 2018, respectively, related to unutilized excess capacity which increased due to the Rover Pipeline that was placed in service in late 2017.

Discussion of Items Not Allocated to Segments for the Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2018

Interest expense.  Interest expense remained consistent at $69 million for the three months ended June 30, 2017 and 2018.  Interest expense includes approximately $3.0 million and $3.2 million of non-cash amortization of deferred financing costs for the three months ended June 30, 2017 and 2018, respectively.

Income tax (expense) benefit.  Income tax (expense) benefit changed from a deferred tax expense of $19 million for the three months ended June 30, 2017 to a deferred tax benefit of $26 million for the three months ended June 30, 2018.  The deferred tax expense for the three months ended June 30, 2017 was due to pre-tax income generated for financial reporting purposes, whereas we incurred a pre-tax loss for financial reporting purposes for the three months ended June 30, 2018.  In addition, for the three months ended June 30, 2018, the Company recognized a $20 million deferred tax benefit for a rate reduction which was the result of a law change in Colorado.  The change in year-over-year tax provisions also reflects the reduction in the federal corporate tax rate from 35% to 21%.  For the three months ended June 30, 2018, the Company’s overall effective tax rate was different than the statutory rate of 21% primarily due to the effects of noncontrolling interests, state tax rates, and permanent differences on vested equity compensation awards.

At December 31, 2017, we had approximately $3.0 billion of net operating loss carryforwards (“NOLs”) for U.S. federal income tax purposes that expire at various dates from 2024 through 2037 and approximately $2.3 billion of state NOLs that expire at various dates from 2018 through 2037.  Future interpretations relating to the passage of the Tax Cuts and Jobs Act which vary from our current interpretation, and possible changes to state tax laws in response to the recently enacted federal legislation, may have a significant effect on our future taxable position.  The impact of any such change would be recorded in the period in which such interpretation is received or legislation is enacted.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2018

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

The operating results of the Company’s reportable segments were as follows for the six months ended June 30, 2017 and 2018 (in thousands):

	Exploration and production	Gathering and processing	Water handling and treatment	Marketing	Elimination of intersegment transactions	Consolidated total
Six months ended June 30, 2017:
Operating revenues and other:
Natural gas sales	$920,921	—	—	—	—	920,921
Natural gas liquids sales	365,471	—	—	—	—	365,471
Oil sales	53,472	—	—	—	—	53,472
Commodity derivative fair value gains	524,416	—	—	—	—	524,416
Gathering, compression, and water handling and treatment	—	190,421	178,115	—	(362,740)	5,796
Marketing	—	—	—	115,892	—	115,892
Other income	8,351	—	—	—	(8,351)	—
Total	$1,872,631	190,421	178,115	115,892	(371,091)	1,985,968

Operating expenses:
Lease operating	$32,931	—	80,066	—	(80,454)	32,543
Gathering, compression, processing, and transportation	700,984	18,024	—	—	(185,432)	533,576
Production and ad valorem taxes	45,574	12	1,760	—	—	47,346
Marketing	—	—	—	167,414	—	167,414
Exploration	3,911	—	—	—	—	3,911
Impairment of unproved properties	42,098	—	—	—	—	42,098
Accretion of asset retirement obligations	1,286	—	—	—	—	1,286
Depletion, depreciation, and amortization	345,415	42,418	16,078	—	—	403,911
General and administrative (before equity-based compensation)	61,346	11,017	4,992	—	(1,036)	76,319
Equity-based compensation	39,241	9,826	3,411	—	—	52,478
Change in fair value of contingent acquisition consideration	—	—	7,116	—	(7,116)	—
Total	1,272,786	81,297	113,423	167,414	(274,038)	1,360,882
Operating income (loss)	$599,845	109,124	64,692	(51,522)	(97,053)	625,086

Equity in earnings of unconsolidated affiliates	$—	5,854	—	—	—	5,854

	Exploration and production	Gathering and processing	Water handling and treatment	Marketing	Elimination of intersegment transactions	Consolidated total
Six months ended June 30, 2018:
Operating revenues and other:
Natural gas sales	$971,203	—	—	—	—	971,203
Natural gas liquids sales	490,155	—	—	—	—	490,155
Oil sales	69,146	—	—	—	—	69,146
Commodity derivative fair value gains	77,773	—	—	—	—	77,773
Gathering, compression, and water handling and treatment	—	226,313	253,670	—	(469,530)	10,453
Marketing	—	—	—	304,591	—	304,591
Marketing derivative fair value gains	—	—	—	94,124	—	94,124
Gain on sale of assets	—	583	—	—	(583)	—
Other income	11,054	—	—	—	(11,054)	—
Total	$1,619,331	226,896	253,670	398,715	(481,167)	2,017,445

Operating expenses:
Lease operating	$63,574	—	117,090	—	(123,778)	56,886
Gathering, compression, processing, and transportation	794,053	23,768	—	—	(218,097)	599,724
Production and ad valorem taxes	49,693	18	2,003	—	—	51,714
Marketing	—	—	—	409,159	—	409,159
Exploration	3,356	—	—	—	—	3,356
Impairment of unproved properties	184,973	—	—	—	—	184,973
Impairment of gathering systems and facilities	—	8,501	—	—	—	8,501
Accretion of asset retirement obligations	1,322	—	68	—	—	1,390
Depletion, depreciation, and amortization	396,981	48,120	21,193	—	—	466,294
General and administrative (before equity-based compensation)	64,933	12,945	4,926	—	(1,314)	81,490
Equity-based compensation	28,149	9,412	2,666	—	—	40,227
Change in fair value of contingent acquisition consideration	—	—	7,821	—	(7,821)	—
Total	1,587,034	102,764	155,767	409,159	(351,010)	1,903,714
Operating income	$32,297	124,132	97,903	(10,444)	(130,157)	113,731

Equity in earnings of unconsolidated affiliates	$—	17,126	—	—	—	17,126

Exploration and Production Segment Results for the Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2018

The following tables set forth selected operating data of the exploration and production segment for the six months ended June 30, 2017 compared to the six months ended June 30, 2018:

	Six Months Ended June 30,		Amount of Increase	Percent
(Exploration and Production segment)	2017	2018	(Decrease)	Change
Production data:
Natural gas (Bcf)	284	326	42	15%
C2 Ethane (MBbl)	4,858	6,320	1,462	30%
C3+ NGLs (MBbl)	12,159	12,107	(52)	—%
Oil (MBbl)	1,256	1,161	(95)	(7)%
Combined (Bcfe)	393	443	50	13%
Daily combined production (MMcfe/d)	2,172	2,448	276	13%
Average prices before effects of derivative settlements(1):
Natural gas (per Mcf)	$3.25	$2.98	$(0.27)	(8)%
C2 Ethane (per Bbl)	$8.21	$9.46	$1.25	15%
C3+ NGLs (per Bbl)	$26.78	$35.55	$8.77	33%
Oil (per Bbl)	$42.58	$59.54	$16.96	40%
Weighted Average Combined (per Mcfe)	$3.41	$3.45	$0.04	1%
Average realized prices after effects of derivative settlements(1):
Natural gas (per Mcf)	$3.71	$3.67	$(0.04)	(1)%
C2 Ethane (per Bbl)	$8.67	$9.46	$0.79	9%
C3+ NGLs (per Bbl)	$21.92	$34.07	$12.15	55%
Oil (per Bbl)	$44.61	$51.66	$7.05	16%
Weighted Average Combined (per Mcfe)	$3.60	$3.90	$0.30	8%
Average Costs (per Mcfe):
Lease operating	$0.08	$0.14	$0.06	75%
Gathering, compression, processing, and transportation	$1.78	$1.79	$0.01	1%
Production and ad valorem taxes	$0.12	$0.11	$(0.01)	(8)%
Depletion, depreciation, amortization, and accretion	$0.88	$0.90	$0.02	2%
General and administrative (before equity-based compensation)	$0.16	$0.15	$(0.01)	(6)%

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

Natural gas, NGLs, and oil sales.  Revenues from production of natural gas, NGLs, and oil increased from $1.3 billion for the six months ended June 30, 2017 to $1.5 billion for the six months ended June 30, 2018, an increase of $191 million, or 14%. Our production increased by 13% over that same period, from 393 Bcfe, or 2,172 MMcfe per day, for the six months ended June 30, 2017 to 443 Bcfe, or 2,448 MMcfe per day, for the six months ended June 30, 2018.  Net equivalent prices before the effects of settled derivatives increased from $3.41 per Mcfe for the six months ended June 30, 2017 to $3.45 per Mcfe for the six months ended June 30, 2018, an increase of 1%.  The increase in the year-over-year equivalent price was driven by the increase in liquids prices and production, which more than offset the 8% decrease in natural gas prices.  Net equivalent prices after the effects of gains on settled commodity derivatives increased by 8%, from $3.60 per Mcfe for the six months ended June 30, 2017 to $3.90 for the six months ended June 30, 2018, primarily due to higher average realized prices after hedges for C3+ NGLs and oil in the six months ended June 30, 2018.

Increased production volumes accounted for an approximate $171 million increase in year-over-year product revenues (calculated as the combined change in year-to-year volumes times the prior year average price), and changes in our equivalent prices, excluding the effects of derivative settlements, accounted for an approximate $20 million increase in year-over-year product revenues (calculated as the change in the year-to-year average price times current year production volumes).  Production increases resulted from an increase in the number of producing wells as a result of our drilling and completion activity.

During the six months ended June 30, 2017 and 2018, our natural gas revenues were negatively affected by contractual issues with certain of our customers.  For more information on these disputes, please see Note 13 to the condensed consolidated financial statements or “Item 1. Legal Proceedings” included elsewhere in this Quarterly Report on Form 10-Q.

Commodity derivative fair value gains.  To achieve more predictable cash flows, and to reduce our exposure to price fluctuations, we enter into fixed for variable price swap contracts when management believes that favorable future sales prices for our production can be secured.  Because we do not designate these derivatives as accounting hedges, they do not receive hedge accounting treatment.  Consequently, all mark-to-market gains or losses, as well as cash receipts or payments on settled derivative instruments, are recognized in our statements of operations.  For the six months ended June 30, 2017 and 2018, our commodity hedges resulted in derivative fair value gains of $524 million and $78 million, respectively. The commodity derivative fair value gains included $76 million and $197 million of gains on cash settled derivatives for the six months ended June 30, 2017 and 2018, respectively.

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

Other income.  Other income increased from $8 million for the six months ended June 30, 2017 to $11 million for the six months ended June 30, 2018.  Other income primarily relates to increases in the fair value of our exploration and production segment’s contingent acquisition consideration that was received in connection with Antero’s sale of its water handling and treatment assets to Antero Midstream in 2015.  In conjunction with the acquisition of the water handling and treatment assets, Antero Midstream agreed to pay Antero (a) $125 million in cash if Antero Midstream delivers 176,295,000 barrels or more of fresh water during the period between January 1, 2017 and December 31, 2019 and (b) an additional $125 million in cash if Antero Midstream delivers 219,200,000 barrels or more of fresh water during the period between January 1, 2018 and December 31, 2020.  The contingent acquisition consideration asset is recorded at its discounted net present value of the payout to be received by Antero, and is re-measured each period end.  As the net present value of the contingent acquisition consideration asset increases, we recognize income in the E&P segment for the change in fair value.  Other income is eliminated upon consolidation.

Lease operating expense.  Lease operating expense increased from $33 million for the six months ended June 30, 2017 to $64 million for the six months ended June 30, 2018, an increase of 93%.  This increase is partly due to a 13% increase in production.  On a per unit basis, lease operating expenses increased from $0.08 per Mcfe for the six months ended June 30, 2017 to $0.14 for the six months ended June 30, 2018.  The increase in lease operating expenses on a per Mcfe basis is due to the increase in produced water for new wells, which is attributable to an increase in the amount of water used in our advanced well completions.

Gathering, compression, processing, and transportation expense.  Gathering, compression, processing, and transportation expense increased from $701 million for the six months ended June 30, 2017 to $794 million for the six months ended June 30, 2018.  The increase in these expenses is a result of the increase in production and the related firm transportation, gathering, compression, and processing expenses.  On a per Mcfe basis, total gathering, compression, processing and transportation expenses remained relatively consistent at $1.78 per Mcfe for the six months ended June 30, 2017 and $1.79 per Mcfe for the six months ended June 30, 2018.  Transportation expenses increased due to the Rover Pipeline that was placed in service in late 2017, which has higher per-unit transportation costs than the average of our transportation portfolio, but in turn results in higher realized prices for our natural gas production.  This increase was partially offset by decreases in processing and other costs on a per Mcfe basis.

Production and ad valorem tax expense.  Total production and ad valorem taxes increased from $46 million for the six months ended June 30, 2017 to $50 million for the six months ended June 30, 2018 as a result of an increase in production revenues.  On a per Mcfe basis, production and ad valorem taxes decreased from $0.12 per Mcfe for the six months ended June 30, 2017 and to $0.11 per Mcfe for the six months ended June 30, 2018.  Production and ad valorem taxes as a percentage of natural gas, NGLs, and oil revenues before the effects of hedging decreased from 3.4% for the six months ended June 30, 2017 to 3.2% for the six months ended June 30, 2018.

Exploration expense.  Exploration expense decreased from $4 million for the six months ended June 30, 2017 to $3 million for the six months ended June 30, 2018.  These amounts represent expenses incurred for unsuccessful lease acquisition efforts.

Impairment of unproved properties.  Impairment of unproved properties increased from $42 million for the six months ended June 30, 2017 to $185 million for the six months ended June 30, 2018.  The increase was primarily due to the impairment of a block of leases, which were obtained together and expire in the second quarter of 2019, in the Utica Shale that are not in our current development plan.  We charge impairment expense for expired or soon-to-be expired leases when we determine they are impaired based on factors such as remaining lease terms, reservoir performance, commodity price outlooks, and future plans to develop the acreage.

Depletion, depreciation, and amortization expense (“DD&A”).  DD&A increased from $345 million for the six months ended June 30, 2017 to $397 million for the six months ended June 30, 2018, primarily because of increased production.  DD&A per Mcfe increased from $0.88 per Mcfe for the six months ended June 30, 2017 to $0.90 per Mcfe for the six months ended June 30, 2018.

We evaluate the carrying amount of our proved natural gas, NGLs, and oil properties for impairment on a geological reservoir basis whenever events or changes in circumstances indicate that a property’s carrying amount may not be recoverable.  If the carrying amount exceeded the estimated undiscounted future net cash flows (measured using futures prices at the end of a quarter), we would further evaluate our proved properties and record an impairment charge if the carrying amount of our proved properties exceeded the estimated fair value of the properties.  At June 30, 2018, we compared the carrying values of our proved properties to estimated future net cash flows.  As estimated future net cash flows were higher than the carrying values of our proved properties at June 30, 2018, we did not further evaluate our proved properties for impairment.

General and administrative expense.  General and administrative expense (before equity-based compensation expense) increased from $61 million for the six months ended June 30, 2017 to $65 million for the six months ended June 30, 2018, primarily due to increases in employee compensation and benefits expenses.  On a per-unit basis, general and administrative expense before equity-based compensation decreased from $0.16 per Mcfe for the six months ended June 30, 2017 to $0.15 per Mcfe for the six months ended June 30, 2018 as the increase in expenses from 2017 to 2018 were offset by a 13% increase in production.  We had 586 employees as of June 30, 2017 and 608 employees as of June 30, 2018.

Equity-based compensation expense.  Noncash equity-based compensation expense decreased from $39 million for the six months ended June 30, 2017 to $28 million for the six months ended June 30, 2018 as a result of equity award forfeitures, as well as a decrease in the total value of awards granted to officers and employees in 2018 as compared to 2017.  When an equity award is forfeited, expense previously recognized for the award is reversed.  See Note 9 to the condensed consolidated financial statements included elsewhere in this report for more information on equity-based compensation awards.

Discussion of Gathering and Processing, Water Handling and Treatment, and Marketing Segment Results for the Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2018

Gathering and Processing.  Revenue for the gathering and processing segment increased from $190 million for the six months ended June 30, 2017 to $227 million for the six months ended June 30, 2018, an increase of $37 million, or 19%.  Gathering revenues increased by $23 million from the prior year period and compression revenues increased by $13 million as additional wells on production increased throughput volumes.  Total operating expenses related to the gathering and processing segment increased from $81 million for the six months ended June 30, 2017 to $103 million for the six months ended June 30, 2018 primarily as a result of increases in direct operating and depreciation expenses due to a larger base of gathering and compression assets.

Antero Midstream has two investments accounted for under the equity method: a 15% interest in a regional gathering pipeline purchased in May 2016, and a 50% interest in the Joint Venture with MarkWest entered into in February 2017.  Equity in earnings of unconsolidated affiliates of $5.9 million and $17.1 million for the six months ended June 30, 2017 and 2018, respectively, represents the portion of the net income from these investments which was allocated to Antero Midstream based on its equity interests.  The increase was due to the commencement of operations by two additional processing plants, in the second half of 2017, which are owned by the Joint Venture.

Water Handling and Treatment.  Revenue for the water handling and treatment segment increased from $178 million for the six months ended June 30, 2017 to $254 million for the six months ended June 30, 2018, an increase of $76 million, or 42%.  The increase was due to an increase in the volume of water used per well in our advanced completions during 2018 as compared to 2017, as well as an increase in other fluid handling services as a result of the increase in the amount of water used.  The volume of water delivered through the systems increased from 29.1 MMBbls for the six months ended June 30, 2017 to 40.7 MMBbls for the six months ended June 30, 2018.  Operating expenses for the water handling and treatment segment increased from $113 million for the six months ended June 30, 2017 to $156 million for the six months ended June 30, 2018, primarily due to the increase in other fluid handling services.  Antero Midstream’s wastewater treatment facility was placed in service in May 2018, but has not yet had a significant impact on the financial results of the water handling and treatment segment.  The facility was temporarily taken offline in June 2018 for maintenance and to install additional pretreatment facilities to improve operations.  The facility was placed back into commercial service at the end of July 2018.

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

Operating losses on our marketing activities were $52 million and $10 million for the six months ended June 30, 2017 and 2018, respectively.    See note 11 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information on marketing derivative fair value gains during the six months ended June 30, 2018.

Marketing expenses include firm transportation costs related to current excess capacity as well as the cost of third-party purchased gas and NGLs.  This includes firm transportation costs of $47 million and $76 million for the six months ended June 30, 2017 and 2018, respectively, related to unutilized excess capacity which increased due to the Rover Pipeline that was placed in service in late 2017.

Discussion of Items Not Allocated to Segments for the Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2018

Interest expense.  Interest expense remained relatively consistent at $135 million for the six months ended June 30, 2017 and $134 million for the six months ended June 30, 2018.  Interest expense includes approximately $5.8 million and $6.1 million of non-cash amortization of deferred financing costs for the six months ended June 30, 2017 and 2018, respectively.

Income tax (expense) benefit.  Income tax (expense) benefit changed from a deferred tax expense of $150 million for the six months ended June 30, 2017 to a deferred tax benefit of $16 million for the six months ended June 30, 2018.  The deferred tax expense for the six months ended June 30, 2017 was due to pre-tax income generated for financial reporting purposes, whereas we incurred a pre-tax loss for financial reporting purposes for the six months ended June 30, 2018.  In addition, for the six months ended June 30, 2018, the Company recognized a $20 million deferred tax benefit for a rate reduction which was the result of a law change in Colorado.  The change in year-over-year tax provisions also reflects the reduction in the federal corporate tax rate from 35% to 21%.  For the six months ended June 30, 2018, the Company’s overall effective tax rate was different than the statutory rate of 21% primarily due to the effects of noncontrolling interests, state tax rates, and permanent differences on vested equity compensation awards.

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

Based on strip pricing at June 30, 2018, we believe that funds from operating cash flows and available borrowings under the Credit Facility and Midstream Credit Facility, or capital market transactions, will be sufficient to meet our cash requirements, including normal operating needs, debt service obligations, capital expenditures, and commitments and contingencies for at least the next 12 months.  For more information on our outstanding indebtedness, see Note 7 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

The following table summarizes our cash flows for the six months ended June 30, 2017 and 2018:

	Six Months Ended June 30,		Increase
(in thousands)	2017	2018	(Decrease)
Net cash provided by operating activities	$647,586	838,940	191,354
Net cash used in investing activities	(1,397,542)	(1,172,347)	225,195
Net cash provided by financing activities	758,536	355,574	(402,962)
Net increase in cash and cash equivalents	$8,580	22,167

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $648 million and $839 million for the six months ended June 30, 2017 and 2018, respectively.  The increase in cash flows from operations from the six months ended June 30, 2017 to the six months ended June 30, 2018 was primarily the result of increases in total realized revenues from production and settled derivatives and $94 million in settled marketing derivative gains during 2018, net of increases in cash operating costs.

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

Cash Flows Used in Investing Activities

Cash flows used in investing activities decreased from $1.4 billion for the six months ended June 30, 2017 to $1.2 billion for the six months ended June 30, 2018, primarily due to an acreage acquisition that we made during the six months ended June 30, 2017 whereas no acquisitions took place in 2018, and decreases in investments in the Joint Venture by Antero Midstream during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.  During the six months ended June 30, 2018, our cash flows used in investing activities included $753 million for drilling and completion costs, $88 million for undeveloped leasehold additions, $58 million for water handling and treatment systems, $207 million for gathering and compression systems, $56 million for investments in the Joint Venture, and $4 million for other property and equipment.  During the six months ended June 30, 2017, our cash flows used in investing activities included $629 million for drilling and completion costs, $130 million for undeveloped leasehold additions, $179 million for acquisitions, $95 million for water handling and treatment systems, $155 million for gathering and compression systems, $191 million for investments in the Joint Venture, $7 million for other property and equipment, and $10 million for other items.

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

We expect 2018 drilling and completion capital expenditures to remain consistent with prior guidance of $1.3 billion on a consolidated basis.  Operational efficiencies achieved during the six months ended June 30, 2018 resulted in a pull-forward of capital spending from the second half of 2018 into the first half of 2018.  We averaged approximately six completion crews during the six months ended June 30, 2018, but expect to reduce the count and average approximately four completion crews during the second half of 2018.

Cash Flows Provided by Financing Activities

Net cash flows provided by financing activities decreased from $759 million for the six months ended June 30, 2017 to $356 million for the six months ended June 30, 2018, primarily due to Antero Midstream’s issuance of common units during the six months ended June 30, 2017 to finance its initial capital contribution to the Joint Venture in 2017.  Net cash provided by financing activities of $356 million during the six months ended June 30, 2018 was primarily the result of (i) additional net borrowing on our credit facilities of $485 million, net of (ii) $119 million for distributions to noncontrolling interest owners in Antero Midstream and (iii) other items totaling $10 million.  Net cash provided by financing activities of $759 million during the six months ended June 30, 2017 was primarily the result of (i) additional net borrowing on our credit facilities of $585 million and proceeds from the issuance of common units in Antero Midstream of $247 million, net of (ii) $62 million for distributions to noncontrolling interest owners in Antero Midstream and (iii) other items totaling $11 million.

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

The following table presents a reconciliation of Antero’s stand-alone net income to Stand-Alone Adjusted EBITDAX, and a reconciliation of Stand-Alone Adjusted EBITDAX to Antero’s stand-alone net cash provided by operating activities per our condensed consolidating statements of cash flows (see Note 16 to our Consolidated Financial Statements), in each case, for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2018	2017	2018
Net income (loss)	$(5,132)	(136,385)	263,264	(121,552)
Commodity derivative fair value gains(1)	(85,641)	(55,336)	(524,416)	(77,773)
Gains on settled commodity derivatives(1)	31,064	95,884	75,913	197,225
Marketing derivative fair value (gains) losses(1)	—	110	—	(94,124)
Gains (losses) on settled marketing derivatives(1)	—	(15,884)	—	94,158
Interest expense	59,735	54,388	117,738	107,886
Income tax expense (benefit)	18,819	(25,573)	150,165	(16,453)
Depletion, depreciation, amortization, and accretion	171,319	202,283	347,149	398,751
Impairment of unproved properties	15,199	134,437	42,098	184,973
Impairment of gathering systems and facilities	—	4,470	—	4,470
Exploration expense	1,804	1,471	3,911	3,356
Gain on change in fair value of contingent acquisition consideration	(3,590)	(3,947)	(7,116)	(7,821)
Equity-based compensation expense	20,024	13,204	39,241	28,149
Equity in (earnings) loss of Antero Midstream Partners LP	10,408	26,926	16,708	47,054
Distributions from Antero Midstream Partners LP	32,661	38,559	63,145	74,647
Stand-Alone E&P Adjusted EBITDAX	266,670	334,607	587,800	822,946
Interest expense	(59,735)	(54,388)	(117,738)	(107,886)
Exploration expense	(1,804)	(1,471)	(3,911)	(3,356)
Changes in current assets and liabilities	(2,420)	(50,513)	106,797	14,510
Other non-cash items	(251)	268	(795)	547
Net cash provided by operating activities	$202,460	228,503	572,153	726,761

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

Stand-Alone Adjusted EBITDAX.  Stand-Alone Adjusted EBITDAX increased from $267 million for the three months ended June 30, 2017 to $335 million for the three months ended June 30, 2018, an increase of 25%.  The increase in Stand-Alone Adjusted EBITDAX was primarily due to increases in our average realized price for production after gains on settled commodity derivatives.

Stand-Alone Adjusted EBITDAX increased from $588 million for the six months ended June 30, 2017 to $823 million for the six months ended June 30, 2018, an increase of 40%.  The increases in Adjusted EBITDAX and Stand-Alone Adjusted EBITDAX were primarily due to increases in production as well as increases in our average realized price for production after gains on settled derivatives.

Debt Agreements and Contractual Obligations

Antero Senior Secured Revolving Credit Facility.  Antero’s Credit Facility is with a consortium of bank lenders.  Borrowings under the Credit Facility are subject to borrowing base limitations based on the collateral value of our assets and are subject to regular annual redeterminations.  At June 30, 2018, the borrowing base was $4.5 billion and lender commitments were $2.5 billion.  The next redetermination of the borrowing base is scheduled to occur by the end of April 2018.  At June 30, 2018, we had $455 million of borrowings and $692 million of letters of credit outstanding under the Credit Facility, with a weighted average interest rate of 3.88%.  At December 31, 2017, we had $185 million of borrowings and $705 million of letters of credit outstanding under the Credit Facility, with a weighted average interest rate of 2.96%.  The maturity date of the Credit Facility is the earlier of (i) October 26, 2022 and (ii)

the date that is 91 days prior to the earliest stated redemption date of any series of Antero’s senior notes, unless such series of senior notes is refinanced.

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

We were in compliance with the applicable covenants and ratios as of December 31, 2017 and June 30, 2018.  The actual borrowing capacity available to us may be limited by the financial ratio covenants.  At June 30, 2018, our current ratio was 4.90 to 1.0 (based on the $4.5 billion borrowing base under the Credit Facility) and our interest coverage ratio was 10.50 to 1.0.

Midstream Credit Facility.  Antero Midstream has a secured revolving credit facility among Antero Midstream, certain lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent, letter of credit issuer, and swing line lender.  The Midstream Credit Facility provides for lender commitments of $1.5 billion and for a letter of credit sublimit of $150 million.  At June 30, 2018, Antero Midstream had $770 million of borrowings and no letters of credit outstanding under the Midstream Credit Facility, with a weighted average interest rate of 3.34%.  At December 31, 2017, Antero Midstream had a total outstanding balance under the Midstream Credit Facility of $555 million, with a weighted average interest rate of 2.81%.  The Midstream Credit Facility matures on October 26, 2022.

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

Contractual Obligations. A summary of our contractual obligations as of June 30, 2018 is provided in the table below.  Contractual obligations listed exclude minimum fees that we will pay to Antero Midstream, our consolidated subsidiary, under gathering and compression and water services agreements.  Future capital contributions to unconsolidated affiliates are excluded from the table as neither the amounts nor the timing of the obligations can be determined in advance.

	Remainder	Year Ended December 31,
(in millions)	of 2018	2019	2020	2021	2022	2023	Thereafter	Total
Credit Facility(1)	$—	—	—	455	—	—	—	455
Midstream Credit Facility(1)	—	—	—	—	770	—	—	770
Antero senior notes—principal(2)	—	—	—	1,000	1,100	750	600	3,450
Antero senior notes—interest(2)	91	182	182	155	129	51	60	850
Antero Midstream senior notes—principal(2)	—	—	—	—	—	—	650	650
Antero Midstream senior notes—interest(2)	17	35	35	35	35	35	35	227
Drilling rig and completion service commitments(3)	37	45	1	—	—	—	—	83
Firm transportation (4)	440	1,087	1,107	1,087	1,034	1,022	8,611	14,388
Processing, gathering, and compression services (5)	241	360	378	363	359	351	1,521	3,573
Office and equipment leases	7	11	10	9	8	7	49	101
Asset retirement obligations(6)	—	—	—	1	—	—	39	40
Total	$833	1,720	1,713	3,105	3,435	2,216	11,565	24,587

(1)

Includes outstanding principal amounts at June 30, 2018.  This table does not include future commitment fees, interest expense, or other fees on our Credit Facility or the Midstream Credit Facility because they are floating rate instruments and we cannot determine with accuracy the timing of future loan advances, repayments, or future interest rates to be charged.  The maturity date of the Credit Facility is the earlier of (i) October 26, 2022 and (ii) the date that is 91 days prior to the earliest stated redemption of any series of Antero’s senior notes, unless such series of notes is refinanced.  The maturity date of the Midstream Credit Facility is October 26, 2022

(2)

Antero senior notes include the 5.375% notes due 2021, the 5.125% notes due 2022, the 5.625% notes due 2023, and the 5.00% notes due 2025.  Antero Midstream senior notes include the 5.375% notes due 2024.

(3)

Includes contracts for services provided by drilling rigs and completion fleets which expire at various dates from July 2018 through March 2020.  The values in the table represent the gross amounts that we are committed to pay; however, we will record in our financial statements our proportionate share of costs based on our working interests.

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

(5)

Contractual commitments for processing, gathering, and compression services agreements represent minimum commitments under long-term agreements.  This includes fees to be paid to the Joint Venture owned by Antero Midstream and MarkWest, as well as Antero Midstream’s remaining commitments for the construction of its advanced wastewater treatment complex, which was placed in service in May 2018.  The wastewater treatment facility was temporarily taken offline in June 2018 for maintenance and to install additional pretreatment facilities to improve operations.  The facility was placed back into commercial service at the end of July 2018.  The values in the table represent the gross amounts that we are committed to pay; however, we will record in our financial statements our proportionate share of costs based on our working interests.  The table does not include intracompany commitments.

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

The following table represents a reconciliation of our net income, including noncontrolling interest, to Adjusted EBITDAX and a reconciliation of Adjusted EBITDAX to net cash provided by operating activities per our consolidated statements of cash flows for the three and six months ended June 30, 2017 and 2018:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2018	2017	2018
Net income (loss) including noncontrolling interest	$39,965	(67,275)	$345,523	13,535
Commodity derivative fair value gains(1)	(85,641)	(55,336)	(524,416)	(77,773)
Gains on settled commodity derivatives(1)	31,064	95,884	75,913	197,225
Marketing derivative fair value (gains) losses(1)	—	110	—	(94,124)
Gains (losses) on settled marketing derivatives(1)	—	(15,884)	—	94,158
Interest expense	68,582	69,349	135,252	133,775
Income tax expense (benefit)	18,819	(25,573)	150,165	(16,453)
Depletion, depreciation, amortization, and accretion	201,831	238,750	405,197	467,684
Impairment of unproved properties	15,199	134,437	42,098	184,973
Impairment of gathering systems and facilities	—	8,501	—	8,501
Exploration expense	1,804	1,471	3,911	3,356
Equity-based compensation expense	26,975	19,071	52,478	40,227
Equity in earnings of unconsolidated affiliates	(3,623)	(9,264)	(5,854)	(17,126)
Distributions from unconsolidated affiliates	5,820	10,810	5,820	17,895
Adjusted EBITDAX	320,795	405,051	686,087	955,853
Interest expense	(68,582)	(69,349)	(135,252)	(133,775)
Exploration expense	(1,804)	(1,471)	(3,911)	(3,356)
Changes in current assets and liabilities	2,853	(37,803)	100,190	18,286
Other non-cash items	385	963	472	1,932
Net cash provided by operating activities	$253,647	297,391	$647,586	838,940

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

We evaluate the carrying amount of our proved natural gas, NGLs, and oil properties for impairment on a geological reservoir basis whenever events or changes in circumstances indicate that a property’s carrying amount may not be recoverable.  Under GAAP for successful efforts accounting, if the carrying amount exceeded the estimated undiscounted future net cash flows (measured using futures prices), we would estimate the fair value of our proved properties and record an impairment charge for any excess of the carrying amount of the properties over the estimated fair value of the properties.  We compared estimated undiscounted future net cash flows using futures pricing for our Utica and Marcellus Shale properties to the carrying values of those properties.  Estimated undiscounted future net cash flows exceeded the carrying values at June 30, 2018 and thus, no further evaluation of our proved properties for impairment is required under GAAP.  As a result, we have not recorded any impairment expenses associated with our Utica and Marcellus Basin proved properties during the three and six months ended June 30, 2018.  Additionally, we did not record any impairment expenses for proved properties during the years ended December 31, 2015, 2016, and 2017.

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

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements other than operating leases and contractual commitments for drilling rig and completion services, firm transportation, gas processing and fractionation, gathering, and compression services.  See “—Debt Agreements and Contractual Obligations—Contractual Obligations” for our commitments under these agreements.

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

Our financial hedging activities are intended to support natural gas, NGLs, and oil prices at targeted levels and to manage our exposure to natural gas, NGLs, and oil price fluctuations.  These contracts may include commodity price swaps whereby we will receive a fixed price and pay a variable market price to the contract counterparty, cashless price collars that set a floor and ceiling price for the hedged production, or basis differential swaps.  These contracts are financial instruments, and do not require or allow for physical delivery of the hedged commodity.  At June 30, 2018, all of our commodity derivatives were fixed price swaps at index-based pricing.

At June 30, 2018, we had in place NGLs and oil swaps covering portions of our projected production through 2018, and natural gas swaps covering portions of our projected production through 2023.  Our commodity hedge position as of June 30, 2018 is summarized in Note 11(a) to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.  Under the Credit Facility, we are permitted to hedge up to 75% of our projected production for the next 60 months.  We may enter into hedge contracts with a term greater than 60 months, and for no longer than 72 months, for up to 65% of our estimated production.  Based on our production and our fixed price swap contracts which settled during the six months ended June 30, 2018, our revenues would have decreased by approximately $10.3 million for each $0.10 decrease per MMBtu in natural gas prices and $1.00 decrease per Bbl in oil and NGLs prices, excluding the effects of changes in the fair value of our derivative positions which remain open at June 30, 2018.

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

Mark-to-market adjustments of derivative instruments cause earnings volatility but have no cash flow impact relative to changes in market prices until the derivative contracts are settled or monetized prior to settlement.  We expect continued volatility in the fair value of our derivative instruments.  Our cash flows are only impacted when the associated derivative contracts are settled or monetized by making or receiving payments to or from the counterparty.  At June 30, 2018, the estimated fair value of our commodity derivative instruments was a net asset of $1.2 billion comprised of current assets and liabilities and noncurrent assets.  At December 31, 2017, the estimated fair value of our commodity derivative instruments was a net asset of $1.3 billion comprised of current and noncurrent assets and liabilities.

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

Counterparty and Customer Credit Risk

Our principal exposures to credit risk are through receivables resulting from the following: commodity derivative contracts ($1.2 billion at June 30, 2018); the sale of our oil and gas production ($260 million at June 30, 2018) which we market to energy companies, end users, and refineries; the marketing of our excess firm transportation capacity ($62 million at June 30, 2018); and joint interest receivables ($12 million at June 30, 2018).

By using derivative instruments that are not traded on an exchange to hedge our exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties.  Credit risk is the potential failure of a counterparty to perform under the terms of a derivative contract.  When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk.  To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions which management deems to be competent and competitive market makers.  The creditworthiness of our counterparties is subject to periodic review.  We have commodity hedges in place with fifteen different counterparties, thirteen of which are lenders under our Credit Facility.  The fair value of our commodity derivative contracts of approximately $1.2 billion at June 30, 2018 included the following derivative assets by bank counterparty: JP Morgan - $269 million; Morgan Stanley - $263 million; Citigroup - $223 million; Scotiabank - $155 million; Wells Fargo - $111 million; Canadian Imperial Bank of Commerce - $68 million; BNP Paribas - $27 million; Toronto Dominion - $21 million; Bank of Montreal - $17 million; Natixis - $8 million; Fifth Third - $7 million; PNC $7 million; SunTrust - $4 million; and Capital One - $4 million.  The credit ratings of certain of these banks were downgraded several years ago because of their exposure to the sovereign debt crisis in Europe or various other economic factors.  The estimated fair value of our commodity derivative assets has been risk-adjusted using a discount rate based upon the counterparties’ respective published credit default swap rates (if available, or if not available, a discount rate based on the applicable Reuters bond rating) at June 30, 2018 for each of the European and American banks.  We believe that all of these institutions, currently, are acceptable credit risks.  Other than as provided by the Credit Facility, we are not required to provide credit support or collateral to any of our counterparties under our derivative contracts, nor are they required to provide credit support to us.  As of June 30, 2018, we did not have any past-due receivables from, or payables to, any of the counterparties to our derivative contracts.

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

Interest Rate Risks

Our primary exposure to interest rate risk results from outstanding borrowings under our Credit Facility and the Midstream Credit Facility of our consolidated subsidiary, Antero Midstream.  Each of these credit facilities has a floating interest rate.  The average annualized interest rate incurred on the Credit Facility and the Midstream Credit Facility during the six months ended June 30, 2018 was approximately 3.27%.  We estimate that a 1.0% increase in each of the applicable average interest rates for the six months ended June 30, 2018 would have resulted in an estimated $4.4 million increase in interest expense.

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.  Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2018 at a level of reasonable assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.Legal Proceedings.

Environmental

In March 2011, we received orders for compliance from federal regulatory agencies, including the U.S. Environmental Protection Agency (“EPA”), relating to certain of our activities in West Virginia.  The orders allege that certain of our operations at several well sites are in non-compliance with certain environmental regulations, such as unpermitted discharges of fill material into wetlands or waters of the United States that are potentially in violation of the Clean Water Act.  We have responded to all pending orders and are actively cooperating with the relevant agencies.  We believe that these actions will result in monetary sanctions exceeding $100,000.  We have had ongoing settlement discussions with the relevant agencies to resolve the orders for compliance, but we are unable to estimate the total amount of monetary sanctions to resolve such orders or costs to remediate these locations in order to bring them into compliance with applicable environmental laws and regulations.  Our operations at these locations are not suspended, and management does not expect these matters to have a material adverse effect on our financial condition, results of operations, or cash flows.

In June 2018, following site inspections conducted in September 2017 at certain of our facilities located in Doddridge County, Tyler County, and Ritchie County, West Virginia, we received a Notice of Violation (“NOV”) from the EPA Region III for alleged violations of the federal Clean Air Act and the West Virginia State Implementation Plan relating to permitting and control requirements for emissions of regulated pollutants at several of our natural gas production facilities. The NOV alleges that combustion devices at these facilities did not meet applicable air permitting requirements. Separately, in June 2018, we received an information request from EPA Region III pursuant to Section 114(a) of the Clean Air Act relating to the facilities that were inspected in September 2017 as well as additional Antero facilities for the purpose of determining if the additional facilities have the same alleged compliance issues that were identified during the September 2017 inspections. We are preparing a response to the NOV and the information request. Since receipt of the NOV and information request, we have not had the opportunity to discuss the merits of the alleged compliance issues with the EPA and therefore do not have any indication with respect to whether, and to what extent, the NOV and information request will result in monetary sanctions; however we believe that there is a reasonable possibility that these actions may result in monetary sanctions exceeding $100,000. Our operations at these facilities are not suspended, and management does not expect these matters to have a material adverse effect on our financial condition, results of operations, or cash flows.

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

Subsequent to the entry of judgment, SJGC has continued to short pay the Company on the basis of unilaterally selected price indices and not the index specified in the contract.  Accordingly, on December 21, 2017, Antero filed suit against SJGC to recover for its damages since March of 2017. The second lawsuit remains pending.

Through June 30, 2018, the Company estimates that it is owed approximately $79 million (gross damages, including interest) more than SJGC has paid using the indices unilaterally selected by them. Substantially all of this amount has not been accrued in the Company’s financial statements. The Company will vigorously seek recovery from SJGC of all underpayments and damages, including interest, based on the contracted price.

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

In March of 2017, WGL filed a second legal proceeding against the Company in Colorado district court alleging breach of contract and seeking damages of more than $30 million. In this lawsuit, WGL claimed that the Company breached its contractual obligations under the Contracts by failing to deliver “TCO pool” gas. In subsequent filings, WGL explained that its claims were based on an alleged obligation that the Company must deliver gas to the Columbia IPP Pool (“IPP Pool”). WGL asserted this exact same issue in the arbitration and it was rejected by the arbitration panel. The arbitration panel specifically found that the Delivery Point under the Contracts was at a specific point in Braxton, West Virginia, not the IPP Pool. On August 24, 2017, the Colorado district court dismissed with prejudice WGL’s claims against the Company in its new lawsuit and found that the Company had not breached its Contracts with WGL by allegedly failing to deliver to the IPP Pool. The Court also reaffirmed the arbitration panel’s finding that the delivery point under the Contracts was not the IPP Pool. WGL has appealed this decision to the Colorado Court of Appeals and the appeal remains pending.

The Company is also actively engaged in pursuing cover damages against WGL based on WGL’s failure to take receipt of all of the agreed quantities of gas required under the Contracts. WGL’s failure to take the gas volumes specified in the Contracts is directly related to WGL’s lack of primary firm transportation rights at the Delivery Point. The failures by WGL to take the full contracted volumes gas began in April 2017 and continued each month through December 2017 in varying quantities. In defense of its conduct, WGL has asserted to the Company that their failure to receive gas is excused by (1) the Company’s failure to deliver gas to the IPP Pool or (2) alleged instances of Force Majeure under the Contracts. However, as stated above, the alleged obligation that the Company must deliver gas to the IPP Pool was rejected by the arbitration panel and the Colorado district court. Further, the Contracts expressly prohibit a Force Majeure claim in circumstances in which the gas purchaser does not have primary firm transportation agreements in place to transport the purchased gas. In each instance that WGL has failed to receive the quantity of gas required under the Contracts, the Company has resold the quantities not taken and invoiced WGL for cover damages pursuant to the terms of the Contracts. WGL has refused to pay for the invoiced cover damages as required by the Contracts and has also short paid the Company for, among other things, certain amounts of gas received by WGL. Through June 30, 2018, these damages amounted to approximately $106 million (gross damages, including interest). This amount has not been accrued in the Company’s financial statements. The Company is currently pursuing its cover damages in a lawsuit filed in Colorado district court on October 24, 2017. The Company will continue to vigorously seek recovery of its cover damages and other unpaid amounts, including interest, as part of its claims against WGL.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table sets forth our share purchase activity for each period presented:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plan
April 1, 2018 - April 30, 2018	273,255	$20.44	—	N/A
May 1, 2018 - May 31, 2018	—	$—	—	N/A
June 1, 2018 - June 30, 2018	—	$—	—	N/A

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

3.2	Amended and Restated Bylaws of Antero Resources Corporation (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K (Commission File No. 001-36120) filed on October 17, 2013).
10.1	Form of Amended and Restated Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (Commission File No. 001-36120) filed on April 17, 2018).
10.2*	Form of Performance Share Unit Grant Notice and Performance Share Unit Agreement under the Antero Resources Corporation Long-Term Incentive Plan.
31.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350).
101*

The following financial information from this Quarterly Report on Form 10-Q of Antero Resources Corporation for the quarter ended June 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

The exhibits marked with the asterisk symbol (*) are filed or furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTERO RESOURCES CORPORATION

By:	/s/ GLEN C. WARREN, JR.
Glen C. Warren, Jr.
President, Chief Financial Officer and Secretary

Date:	August 1, 2018