Form 10-Q
period 2019-03-31
ANTERO RESOURCES Corp
filed 2019-05-01
CIK 1433270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-36120

ANTERO RESOURCES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	80-0162034
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1615 Wynkoop Street Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

(303) 357-7310

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	AR	New York Stock Exchange

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

The registrant had 309,123,057 shares of common stock outstanding as of April 26, 2019.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-Q includes “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements, other than statements of historical fact included in this Quarterly Report on Form 10 Q, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward looking statements.  Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements, although not all  forward-looking statements contain such identifying words.  These forward looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events.  When considering these forward-looking statements, investors should keep in mind the risk factors and other cautionary statements in this Quarterly Report on Form 10-Q.  These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events.

Forward looking statements may include statements about:

•	business strategy;
•	reserves;
•	financial strategy, liquidity, and capital required for our development program;
•	natural gas, natural gas liquids (“NGLs”), and oil prices;
•	timing and amount of future production of natural gas, NGLs, and oil;
•	hedging strategy and results;
•	our ability to successfully complete our share repurchase program;
•	our ability to meet minimum volume commitments and to utilize or monetize our firm transportation commitments;
•	future drilling plans;
•	competition and government regulations;
•	pending legal or environmental matters;
•	marketing of natural gas, NGLs, and oil;
•	leasehold or business acquisitions;
•	costs of developing our properties;
•	operations of Antero Midstream Corporation, including its ability to realize the anticipated benefits of the simplification transactions described elsewhere in this Quarterly Report on Form 10-Q;
•	general economic conditions;
•	credit markets;
•	uncertainty regarding our future operating results; and
•	plans, objectives, expectations, and intentions.

We caution investors that these forward-looking statements are subject to all of the risks and uncertainties incidental to our business, most of which are difficult to predict and many of which are beyond our control.  These risks include, but are not limited to, commodity price volatility, inflation, availability of drilling, completion, and production equipment and services, environmental risks, drilling and completion and other operating risks, marketing and transportation risks, regulatory changes, the uncertainty inherent in estimating natural gas, NGLs, and oil reserves and in projecting future rates of production, cash flows and access to capital, the timing of development expenditures, conflicts of interest among our stockholders, and the other risks described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”) on file with the Securities and Exchange Commission (“SEC”).

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

Should one or more of the risks or uncertainties described in this Quarterly Report on Form 10-Q occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

All forward-looking statements, expressed or implied, included in this Quarterly Report on Form 10-Q are expressly qualified in their entirety by this cautionary statement.  This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.

Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION

ANTERO RESOURCES CORPORATION

Condensed Consolidated Balance Sheets

December 31, 2018 and March 31, 2019

(Unaudited)

(In thousands, except per share amounts)

	December 31, 2018	March 31, 2019
Assets
Current assets:
Accounts receivable	$51,073	48,979
Accrued revenue	474,827	365,151
Derivative instruments	245,263	122,425
Other current assets	35,450	8,341
Total current assets	806,613	544,896
Property and equipment:
Oil and gas properties, at cost (successful efforts method):
Unproved properties	1,767,600	1,701,002
Proved properties	12,705,672	13,056,874
Water handling and treatment systems	1,013,818	—
Gathering systems and facilities	2,470,708	17,825
Other property and equipment	65,842	68,535
	18,023,640	14,844,236
Less accumulated depletion, depreciation, and amortization	(4,153,725)	(3,872,886)
Property and equipment, net	13,869,915	10,971,350
Operating leases right-of-use assets	—	3,433,515
Derivative instruments	362,169	313,909
Investments in unconsolidated affiliates	433,642	1,989,612
Other assets	47,125	35,448
Total assets	$15,519,464	17,288,730

Liabilities and Equity
Current liabilities:
Accounts payable	$66,289	48,096
Accounts payable, related parties	—	110,980
Accrued liabilities	465,070	384,707
Revenue distributions payable	310,827	301,066
Derivative instruments	532	3,894
Short-term lease liabilities	2,459	413,103
Other current liabilities	8,363	4,935
Total current liabilities	853,540	1,266,781
Long-term liabilities:
Long-term debt	5,461,688	3,475,950
Deferred income tax liability	650,788	1,171,866
Long-term lease liabilities	2,873	3,024,582
Other liabilities	63,098	56,753
Total liabilities	7,031,987	8,995,932
Commitments and contingencies (Notes 13 and 14)
Equity:
Stockholders' equity:
Preferred stock, $0.01 par value; authorized - 50,000 shares; none issued	—	—
Common stock, $0.01 par value; authorized - 1,000,000 shares; 308,594 shares and 308,741 shares issued and outstanding at December 31, 2018 and March 31, 2019, respectively	3,086	3,087
Additional paid-in capital	6,485,174	6,133,400
Accumulated earnings	1,177,548	2,156,311
Total stockholders' equity	7,665,808	8,292,798
Noncontrolling interests in consolidated subsidiary	821,669	—
Total equity	8,487,477	8,292,798
Total liabilities and equity	$15,519,464	17,288,730

See accompanying notes to the unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income

Three Months Ended March 31, 2018 and 2019

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2019
Revenue and other:
Natural gas sales	$497,663	657,266
Natural gas liquids sales	234,170	313,685
Oil sales	30,273	48,052
Commodity derivative fair value gains (losses)	22,437	(77,368)
Gathering, compression, water handling and treatment	4,935	4,479
Marketing	144,389	91,186
Marketing derivative fair value gains	94,234	—
Other income	—	107
Total revenue	1,028,101	1,037,407
Operating expenses:
Lease operating	26,722	41,732
Gathering, compression, processing, and transportation	291,938	424,529
Production and ad valorem taxes	25,823	35,678
Marketing	195,739	163,084
Exploration	1,885	126
Impairment of unproved properties	50,536	81,244
Impairment of gathering systems and facilities	—	6,982
Depletion, depreciation, and amortization	228,244	240,201
Accretion of asset retirement obligations	690	976
General and administrative (including equity-based compensation expense of $21,156 and $8,903 in 2018 and 2019, respectively)	60,030	68,202
Contract termination and rig stacking	—	8,360
Total operating expenses	881,607	1,071,114
Operating income (loss)	146,494	(33,707)
Other income (expenses):
Equity in earnings of unconsolidated affiliates	7,862	14,081
Interest	(64,426)	(71,950)
Gain on deconsolidation of Antero Midstream Partners LP	—	1,406,042
Total other expenses	(56,564)	1,348,173
Income before income taxes	89,930	1,314,466
Provision for income tax expense	(9,120)	(288,710)
Net income and comprehensive income including noncontrolling interests	80,810	1,025,756
Net income and comprehensive income attributable to noncontrolling interests	65,977	46,993
Net income and comprehensive income attributable to Antero Resources Corporation	$14,833	978,763

Earnings per common share—basic	$0.05	3.17

Earnings per common share—assuming dilution	$0.05	3.17

Weighted average number of shares outstanding:
Basic	316,471	308,694
Diluted	316,911	308,788

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

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Equity

Three Months Ended March 31, 2019

(Unaudited)

(In thousands)

	Common Stock		Additional paid-	Accumulated	Noncontrolling	Total
	Shares	Amount	in capital	earnings	interests	equity
Balances, December 31, 2018	308,594	$3,086	6,485,174	1,177,548	821,669	8,487,477
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	147	1	(451)	—	—	(450)
Issuance of common units in Antero Midstream Partners LP upon vesting of equity-based compensation awards, net of units withheld for income taxes	—	—	(85)	—	56	(29)
Equity-based compensation	—	—	7,801	—	1,102	8,903
Net income and comprehensive income	—	—	—	978,763	46,993	1,025,756
Distributions to noncontrolling interests	—	—	—	—	(85,076)	(85,076)
Effect of deconsolidation of Antero Midstream Partners LP	—	—	(359,039)	—	(784,744)	(1,143,783)
Balances, March 31, 2019	308,741	$3,087	6,133,400	2,156,311	—	8,292,798

See accompanying notes to the unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2018 and 2019

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2018	2019
Cash flows provided by (used in) operating activities:
Net income including noncontrolling interests	$80,810	1,025,756
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, amortization, and accretion	228,934	241,177
Impairment of unproved properties	50,536	81,244
Impairment of gathering systems and facilities	—	6,982
Commodity derivative fair value (gains) losses	(22,437)	77,368
Gains on settled commodity derivatives	101,341	97,092
Marketing derivative fair value gains	(94,234)	—
Gains on settled marketing derivatives	110,042	—
Deferred income tax expense	9,120	287,854
Equity-based compensation expense	21,156	8,903
Equity in earnings of unconsolidated affiliates	(7,862)	(14,081)
Distributions of earnings from unconsolidated affiliates	7,085	12,605
Gain on deconsolidation of Antero Midstream Partners LP	—	(1,406,042)
Other	969	11,081
Changes in current assets and liabilities:
Accounts receivable	8,204	42,168
Accrued revenue	20,199	109,677
Other current assets	(1,431)	1,364
Accounts payable	(8,042)	(21,370)
Accrued liabilities	10,359	(14,965)
Revenue distributions payable	28,290	(9,761)
Other current liabilities	(1,490)	1,952
Net cash provided by operating activities	541,549	539,004
Cash flows provided by (used in) investing activities:
Additions to unproved properties	(49,569)	(27,463)
Drilling and completion costs	(359,868)	(368,687)
Additions to water handling and treatment systems	(40,285)	(24,416)
Additions to gathering systems and facilities	(93,670)	(48,239)
Additions to other property and equipment	(2,571)	(3,128)
Investments in unconsolidated affiliates	(17,389)	(25,020)
Proceeds from the Antero Midstream Partners LP Transactions	—	296,611
Change in other assets	(217)	(4,475)
Net cash used in investing activities	(563,569)	(204,817)
Cash flows provided by (used in) financing activities:
Issuance of senior notes	—	650,000
Borrowings (repayments) on bank credit facilities, net	75,000	(270,000)
Payments of deferred financing costs	—	(8,259)
Distributions to noncontrolling interests in Antero Midstream Partners LP	(55,915)	(85,076)
Employee tax withholding for settlement of equity compensation awards	(1,084)	(479)
Other	(1,269)	(841)
Net cash provided by financing activities	16,732	285,345
Effect of deconsolidation of Antero Midstream Partners LP	—	(619,532)
Net decrease in cash and cash equivalents	(5,288)	—
Cash and cash equivalents, beginning of period	28,441	—
Cash and cash equivalents, end of period	$23,153	—

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$42,010	37,081

Increase in accounts payable and accrued liabilities for additions to property and equipment	$12,691	22,825

See accompanying notes to the unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2018 and March 31, 2019

(1)Organization

Antero Resources Corporation (individually referred to as “Antero”) and its consolidated subsidiaries (collectively referred to as the “Company,” “we,” “us” or “our”) are engaged in the exploration, development, and acquisition of natural gas, NGLs, and oil properties in the Appalachian Basin in West Virginia and Ohio.  The Company targets large, repeatable resource plays where horizontal drilling and advanced fracture stimulation technologies provide the means to economically develop and produce natural gas, NGLs, and oil from unconventional formations.  The Company’s corporate headquarters are located in Denver, Colorado.

(2)Summary of Significant Accounting Policies

(a)Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC applicable to interim financial information and should be read in the context of the December 31, 2018 consolidated financial statements and notes thereto for a more complete understanding of the Company’s operations, financial position, and accounting policies.  The December 31, 2018 consolidated financial statements have been filed with the Securities and Exchange Commission (“SEC”) in Antero’s 2018 Form 10-K.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, and, accordingly, do not include all of the information and footnotes required by GAAP for complete consolidated financial statements.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of December 31, 2018 and March 31, 2019, and the results of its operations and its cash flows for the three months ended March 31, 2018 and 2019.  The Company has no items of other comprehensive income or loss; therefore, its net income or loss is equal to its comprehensive income or loss.  Operating results for the period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the full year because of the impact of fluctuations in prices received for natural gas, NGLs, and oil, natural production declines, the uncertainty of exploration and development drilling results, fluctuations in the fair value of derivative instruments, and other factors.

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

Through March 12, 2019, Antero Midstream Partners LP (“Antero Midstream Partners”), a publicly traded limited partnership, was included in the consolidated financial statements of Antero.  Prior to the Closing (defined in Note 3 to the unaudited condensed consolidated financial statements), our ownership of Antero Midstream Partners common units represented approximately a 53% limited partner interest in Antero Midstream Partners, and we consolidated Antero Midstream Partners’ financial position and results of operations into our consolidated financial statements.  The Transactions (defined in Note 3 to the unaudited condensed consolidated financial statements) resulted in the exchange of the limited partner interest we owned in Antero Midstream Partners for common stock of Antero Midstream Corporation representing a 31% interest.  As a result, we no longer hold a controlling interest in Antero Midstream Partners and we now have an interest in Antero Midstream Corporation that provides significant influence, but not control, over Antero Midstream Corporation.  Thus, effective March 13, 2019, the Company no longer consolidates Antero Midstream Partners in our consolidated financial statements and accounts for its interest in Antero Midstream Corporation using the equity method of accounting.  See Note 3 to the unaudited condensed consolidated financial statements for further discussion on the Transactions.

All significant intercompany accounts and transactions have been eliminated in the Company’s unaudited condensed consolidated financial statements.  The noncontrolling interest in the Company’s unaudited condensed consolidated financial statements represents the interests in Antero Midstream Partners, which were owned by the public prior to the Transactions, and the

ANTERO RESOURCES CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2018 and March 31, 2019

incentive distribution rights in Antero Midstream Partners, in both cases during the periods prior to the Transactions.  Noncontrolling interests in consolidated subsidiaries is included as a component of equity in the Company’s unaudited condensed consolidated balance sheets.

Investments in entities for which the Company exercises significant influence, but not control, are accounted for under the equity method.  The Company’s judgment regarding the level of influence over its equity investments includes considering key factors such as Antero’s ownership interest, representation on the board of directors, and participation in the policy-making decisions of equity method investees.  Such investments are included in Investments in unconsolidated affiliates on the Company’s unaudited condensed consolidated balance sheets.  Income from investees that are accounted for under the equity method is included in Equity in earnings of unconsolidated affiliates on the Company’s unaudited condensed consolidated statements of operations and cash flows.  When Antero records its proportionate share of net income, it increases equity income in the statements of operations and comprehensive income (loss) and the carrying value of that investment on the Company’s balance sheet.  When a distribution is received, it is recorded as a reduction to the carrying value of that investment on the balance sheet.  Our equity in earnings of unconsolidated affiliates is adjusted for intercompany transactions and the basis differences recognized as a result of the deconsolidation.

The Company accounts for distributions received from equity method investees under the “nature of the distribution” approach.  Under this approach, distributions received from equity method investees are classified on the basis of the nature of the activity or activities of the investee that generated the distribution as either a return on investment (classified as cash inflows from operating activities) or a return of investment (classified as cash inflows from investing activities).

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

The Company’s unaudited condensed consolidated financial statements are based on a number of significant estimates including estimates of natural gas, NGLs, and oil reserve quantities, which are the basis for the calculation of depletion and impairment of oil and gas properties.  Reserve estimates, by their nature, are inherently imprecise.  Other items in the Company’s unaudited condensed consolidated financial statements that involve the use of significant estimates include derivative assets and liabilities, accrued revenue, deferred and current income taxes, equity-based compensation, asset retirement obligations, depreciation, amortization, and commitments and contingencies.

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

(e)Cash and Cash Equivalents

              The Company considers all liquid investments purchased with an initial maturity of three months or less to be cash equivalents.  The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these instruments.  From time to time, the Company may be in the position of a “book overdraft” in which outstanding checks exceed cash and cash equivalents.  The Company classifies book overdrafts in accounts payable and revenue distributions payable within its unaudited condensed consolidated balance sheets, and classifies the change in accounts payable and revenue distributions payable associated with book overdrafts as an operating activity within its unaudited condensed consolidated statements of cash flows.  As of March 31, 2019, the book overdraft included within revenue distributions payable was $27 million.  As of December 31, 2018, the book overdraft included within accounts payable and revenue distributions payable were $10 million and $28 million, respectively.

ANTERO RESOURCES CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2018 and March 31, 2019

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

(h)Industry Segments and Geographic Information

Management has evaluated how the Company is organized and managed and has identified the following segments: (1) the exploration, development, and production of natural gas, NGLs, and oil; (2) marketing and utilization of excess firm transportation capacity and (3) our equity method investment in Antero Midstream Corporation.  Through March 12, 2019, the results of Antero Midstream Partners were included in the consolidated financial statements of Antero.  Effective March 13, 2019, the results of Antero Midstream Partners are no longer consolidated in Antero’s results, however, the Company’s segment disclosures include our equity method investment in Antero Midstream Corporation due to its significance to the Company’s operations.  See Note 3 to the unaudited condensed consolidated financial statements for further discussion on the Transactions and Note 17 to the unaudited condensed consolidated financial statements for disclosures on the Company’s reportable segments.

All of the Company’s assets are located in the United States and substantially all of its production revenues are attributable to customers located in the United States; however, some of the Company’s production revenues are attributable to customers who resell the Company’s production to third parties located in foreign countries.

(i)	Earnings (loss) Per Common Share

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

December 31, 2018 and March 31, 2019

The following is a reconciliation of the Company’s basic weighted average shares outstanding to diluted weighted average shares outstanding during the periods presented (in thousands):

	Three months ended March 31,
	2018	2019
Basic weighted average number of shares outstanding	316,471	308,694
Add: Dilutive effect of restricted stock units	401	80
Add: Dilutive effect of outstanding stock options	—	—
Add: Dilutive effect of performance stock units	39	14
Diluted weighted average number of shares outstanding	316,911	308,788

Weighted average number of outstanding equity awards excluded from calculation of diluted earnings per common share (1):
Restricted stock units	421	1,445
Outstanding stock options	653	570
Performance stock units	1,189	1,721

(1)   The potential dilutive effects of these awards were excluded from the computation of earnings (loss) per common share—assuming dilution because the inclusion of these awards would have been anti-dilutive.

(j)Treasury Share Retirement

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

(k)Adoption of New Accounting Principle

The Company adopted ASU No. 2016-02, Leases, (“Topic 842”) as of January 1, 2019, using the effective date method.  The effective date method allows the Company to report its leases under Topic 842 prospectively as of the date of adoption, and no retrospective adjustments were needed to be made for prior periods.

The Company elected the available practical expedients and updated internal controls and implemented new lease software to enable the preparation of financial information on adoption.

The standard had a material impact on our consolidated balance sheets, but did not have a material impact on our consolidated income statements.  The most significant impact was the recognition of operating leases right-of-use assets and short-term and long-term lease liabilities for operating leases, while our accounting for finance leases remained substantially unchanged.  See Note 12 to the unaudited condensed consolidated financial statements for a description of the Company’s leases.

(3)   Deconsolidation of Antero Midstream Partners LP

In 2014, the Company formed Antero Midstream Partners to own, operate, and develop midstream energy assets that service Antero’s production.  Antero Midstream Partners’ assets consist of gathering systems and compression facilities, water handling and treatment facilities, and interests in processing and fractionation plants, through which it provides services to Antero under long-term, fixed-fee contracts.

On March 12, 2019, Antero Midstream GP LP and Antero Midstream Partners completed (the “Closing”)  the transactions contemplated by the previously announced Simplification Agreement (the “Simplification Agreement”), dated as of October 9, 2018, by and among Antero Midstream GP LP, Antero Midstream Partners and certain of their affiliates, pursuant to which (i) Antero Midstream GP LP was converted from a limited partnership to a corporation under the laws of the State of Delaware and changed its name to Antero Midstream Corporation, and (ii) an indirect, wholly owned subsidiary of Antero Midstream Corporation was merged with and into Antero Midstream Partners, with Antero Midstream Partners surviving the merger as an indirect, wholly owned

ANTERO RESOURCES CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2018 and March 31, 2019

subsidiary of Antero Midstream Corporation (together, along with the other transactions contemplated by the Simplification Agreement, the “Transactions”).  In connection with the Closing, we received $297 million in cash and 158.4 million shares of Antero Midstream Corporation’s common stock, par value $0.01 per share, in consideration for our 98,870,335 common units representing limited partnership interests in Antero Midstream Partners.

Prior to the Closing, the Company’s ownership of Antero Midstream Partners common units represented approximately a 53% limited partner interest in Antero Midstream Partners, and the Company consolidated Antero Midstream Partners’ financial position and results of operations into its consolidated financial statements.  The Transactions resulted in the exchange of limited partner interests we owned in Antero Midstream Partners for common stock of Antero Midstream Corporation representing a 31% interest.  As a result, the Company no longer holds a controlling interest in Antero Midstream Partners and the Company now has an interest in Antero Midstream Corporation that provides significant influence, but not control, over Antero Midstream Corporation.  Thus, effective March 13, 2019, the Company no longer consolidates Antero Midstream Partners in our consolidated financial statements and will account for its interest in Antero Midstream Corporation using the equity method of accounting.  In addition, the Company recorded a gain on deconsolidation of $1.4 billion calculated as the sum of (i) the cash proceeds received, (ii) the fair value of the Antero Midstream Corporation common stock received at the Closing, and (iii) the elimination of the noncontrolling interest, less the carrying amount of the investment in Antero Midstream Partners.  The fair value of our retained equity method investment on March 13, 2019 in Antero Midstream Corporation was $2.0 billion based on the market price of the shares received on March 12, 2019.  See Note 5 to the unaudited condensed consolidated financial statements for further discussion on equity method investments.

Antero Midstream Partners’ results of operations have been removed from Antero Resources’ consolidated statement of operations and comprehensive income beginning March 13, 2019.  Because Antero Midstream Partners does not meet the requirements of a discontinued operation, Antero Midstream Partners’ results of operations continue to be included in the Company’s consolidated statement of operations and comprehensive income through March 12, 2019.

Summarized Financial Information of Antero Midstream Partners

The following table presents a summary of assets and liabilities of Antero Midstream Partners as of March 12, 2019, the date of deconsolidation.

(in thousands)	March 12, 2019
Current assets	$763,109
Property and equipment, net	3,003,693
Other noncurrent assets	501,208
Total assets	$4,268,010

Current liabilities	$123,473
Long-term debt	2,359,084
Other noncurrent liabilities	123,523
Total liabilities	$2,606,080

Net assets	$1,661,930

(4)  Revenue

(a)	Revenue from Contracts with Customers

Product revenue

Our revenues are primarily derived from the sale of natural gas and oil production, as well as the sale of NGLs that are extracted from our natural gas.  Sales of natural gas, NGLs, and oil are recognized when we satisfy a performance obligation by transferring control of a product to a customer.  Payment is generally received in the month following the sale.

Under our natural gas sales contracts, we deliver natural gas to the purchaser at an agreed upon delivery point.  Natural gas is transported from our wellheads to delivery points specified under sales contracts.  To deliver natural gas to these points, Antero

ANTERO RESOURCES CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2018 and March 31, 2019

Midstream Partners or third parties gather, compress, process and transport our natural gas.  We maintain control of the natural gas during gathering, compression, processing, and transportation.  Our sales contracts provide that we receive a specific index price adjusted for pricing differentials.  We transfer control of the product at the delivery point and recognize revenue based on the contract price.  The costs to gather, compress, process and transport the natural gas are recorded as Gathering, compression, processing and transportation expenses.

NGLs, which are extracted from natural gas through processing, are either sold by us directly or by the processor under processing contracts.  For NGLs sold by us directly, our sales contracts provide that we deliver the product to the purchaser at an agreed upon delivery point and that we receive a specific index price adjusted for pricing differentials.  We transfer control of the product to the purchaser at the delivery point and recognize revenue based on the contract price.  The costs to process and transport NGLs are recorded as Gathering, compression, processing, and transportation expenses.  For NGLs sold by the processor, our processing contracts provide that we transfer control to the processor at the tailgate of the processing plant and we recognize revenue based on the price received from the processor.

Under our oil sales contracts, we generally sell oil to the purchaser and collect a contractually agreed upon index price, net of pricing differentials.  We recognize revenue based on the contract price when we transfer control of the product to the purchaser.

Gathering, compression, water handling and treatment revenue

Substantially all revenues from the gathering, compression, water handling and treatment operations were derived from transactions for services Antero Midstream Partners provided to our exploration and production operations through March 12, 2019 and were eliminated in consolidation.  Effective March 13, 2019, Antero Midstream Partners is no longer consolidated in Antero’s results.  See Note 3 to the unaudited condensed consolidated financial statements for further discussion on the Transactions and Note 17 to the unaudited condensed consolidated financial statements for disclosures on the Company’s reportable segments.  The portion of such fees shown in our consolidated financial statements represent amounts charged to interest owners in Antero-operated wells, as well as fees charged to other third parties for water handling and treatment services provided by Antero Midstream Partners or usage of Antero Midstream Partners’ gathering and compression systems.  For gathering and compression revenue, Antero Midstream Partners satisfies its performance obligations and recognizes revenue when low pressure volumes are delivered to a compressor station, high pressure volumes are delivered to a processing plant or transmission pipeline, and compression volumes are delivered to a high pressure line.  Revenue is recognized based on the per Mcf gathering or compression fee charged by Antero Midstream Partners in accordance with the gathering and compression agreement.  For water handling and treatment revenue, Antero Midstream Partners satisfies its performance obligations and recognizes revenue when the fresh water volumes have been delivered to the hydration unit of a specified well pad and the wastewater volumes have been delivered to its wastewater treatment facility.  For services contracted through third party providers, Antero Midstream Partners’ performance obligation is satisfied when the service performed by the third party provider has been completed.  Revenue is recognized based on the per barrel fresh water delivery or wastewater treatment fee charged by Antero Midstream Partners in accordance with the water services agreement.

Marketing revenue

Marketing revenues are derived from activities to purchase and sell third-party natural gas and NGLs and to market excess firm transportation capacity to third parties.  We retain control of the purchased natural gas and NGLs prior to delivery to the purchaser.  We have concluded that we are the principal in these arrangements and therefore we recognize revenue on a gross basis, with costs to purchase and transport natural gas and NGLs presented as marketing expenses.  Contracts to sell third party gas and NGLs are generally subject to similar terms as contracts to sell our produced natural gas and NGLs.  We satisfy performance obligations to the purchaser by transferring control of the product at the delivery point and recognize revenue based on the price received from the purchaser.

ANTERO RESOURCES CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2018 and March 31, 2019

(b)   Disaggregation of Revenue

In the following table, revenue is disaggregated by type (in thousands).  The table also identifies the reportable segment to which the disaggregated revenues relate.  For more information on reportable segments, see Note 17— Segment Information.

	Three months ended March 31,		Segment to which
	2018	2019	revenues relate
Revenues from contracts with customers:
Natural gas sales	$497,663	657,266	Exploration and production
Natural gas liquids sales (ethane)	27,075	35,516	Exploration and production
Natural gas liquids sales (C3+ NGLs)	207,095	278,169	Exploration and production
Oil sales	30,273	48,052	Exploration and production
Gathering and compression (1)	4,145	3,972	Equity method investment in Antero Midstream Corporation
Water handling and treatment (1)	790	507	Equity method investment in Antero Midstream Corporation
Marketing	144,389	91,186	Marketing
Total	911,430	1,114,668
Income (loss) from derivatives and other sources	116,671	(77,261)
Total revenue and other	$1,028,101	1,037,407

(1)

Gathering and compression and water handling and treatment revenues were included through March 12, 2019.  See Note 3 to the unaudited condensed consolidated financial statements for further discussion on the Transactions.

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

(d)   Contract Balances

Under our sales contracts, we invoice customers after our performance obligations have been satisfied, at which point payment is unconditional.  Accordingly, our contracts do not give rise to contract assets or liabilities under ASC 606.  At December 31, 2018 and March 31, 2019, our receivables from contracts with customers were $475 million and $365 million, respectively.

(5)Equity Method Investments

At March 13, 2019 and at March 31, 2019, Antero owned approximately 31.3% of Antero Midstream Corporation’s common stock, which is reflected in Antero’s consolidated financial statements using the equity method of accounting.  See Note 3 to the unaudited condensed consolidated financial statements for further discussion on the Transactions.

Prior to March 13, 2019, our consolidated results included two equity method investments held by Antero Midstream Partners: a 15% equity interest in Stonewall Gas Gathering LLC (“Stonewall”), which operates a regional gathering pipeline on which Antero is an anchor shipper, and a 50% interest in the joint venture entered into on February 6, 2017 between Antero Midstream Partners and MarkWest Energy Partners, L.P. (“MarkWest”), a wholly owned subsidiary of MPLX, LP, to develop processing and fractionation assets in Appalachia (the “Joint Venture”).  Effective March 13, 2019, the equity in earnings of these investments are accounted for in the equity in earnings of Antero Midstream Corporation.

ANTERO RESOURCES CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2018 and March 31, 2019

The following table is a reconciliation of investments in unconsolidated affiliates for the three months ended March 31, 2019 (in thousands):

	Stonewall (1)	MarkWest Joint Venture	Antero Midstream Corporation (2)	Total
Balance at December 31, 2018	$68,103	365,539	—	433,642
Investments (3)	—	25,020	—	25,020
Equity in net income of unconsolidated affiliates	1,894	10,370	1,817	14,081
Distributions from unconsolidated affiliates	(3,000)	(9,605)	—	(12,605)
Effects of deconsolidation (4)	(66,997)	(391,324)	1,987,795	1,529,474
Balance at March 31, 2019	$—	—	1,989,612	1,989,612

(1)	Distributions are net of operating and capital requirements retained by Stonewall.
(2)

As adjusted for the amortization of the difference between the cost of the equity investment in Antero Midstream Partners and the amount of underlying equity in the net assets of Antero Midstream Partners as of the date of deconsolidation.

(3)	Investments in the Joint Venture during the three months ended March 31, 2019 relate to capital contributions for construction of additional processing facilities.
(4)	Effective March 13, 2019, the equity in earnings of Stonewall and the Joint Venture are accounted for in the equity in earnings of Antero Midstream Corporation.

Summarized Financial Information of Antero Midstream Corporation

The following tables present summarized financial information of Antero Midstream Corporation.  Summarized financial information is presented from March 13, 2019.

Balance Sheet

(in thousands)	March 31, 2019
Current assets	$116,719
Noncurrent assets	6,551,708
Total assets	$6,668,427

Current liabilities	$118,062
Noncurrent liabilities	2,514,815
Stockholders' equity	4,035,550
Total liabilities and equity	$6,668,427

Statement of Operations

For the period
March 13, 2019 through
(in thousands)	March 31, 2019
Revenues	$54,108
Operating expenses	30,029
Income from operations	24,079
Net income attributable to the equity method investments	23,197

ANTERO RESOURCES CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2018 and March 31, 2019

(6)Accrued Liabilities

Accrued liabilities as of December 31, 2018 and March 31, 2019 consisted of the following items (in thousands):

	December 31, 2018	March 31, 2019
Capital expenditures	$113,237	63,060
Gathering, compression, processing, and transportation expenses	148,032	140,751
Marketing expenses	67,082	50,418
Interest expense	43,444	62,019
Other	93,275	68,459
	$465,070	384,707

(7)Long-Term Debt

Long-term debt was as follows at December 31, 2018 and March 31, 2019 (in thousands):

	December 31, 2018	March 31, 2019
Antero Resources:
Credit Facility (a)	$405,000	50,000
5.375% senior notes due 2021 (b)	1,000,000	1,000,000
5.125% senior notes due 2022 (c)	1,100,000	1,100,000
5.625% senior notes due 2023 (d)	750,000	750,000
5.00% senior notes due 2025 (e)	600,000	600,000
Net unamortized premium	1,241	1,168
Net unamortized debt issuance costs	(26,700)	(25,218)
Antero Midstream Partners:
Midstream Credit Facility (1)	990,000	—
5.375% senior notes due 2024 (1)	650,000	—
Net unamortized debt issuance costs (1)	(7,853)	—
	$5,461,688	3,475,950

(1)

At December 31, 2018, Antero Midstream Partners’ indebtedness was included in the consolidated financial statements of Antero.  At March 31, 2019, following the deconsolidation, Antero Midstream Partners’ outstanding indebtedness is no longer reflected in Antero’s consolidated financial statements.  See Note 3 to the unaudited condensed consolidated financial statements for further discussion on the Transactions.

(a)Senior Secured Revolving Credit Facility

Antero has a senior secured revolving credit facility (the “Credit Facility”) with a consortium of bank lenders.  Borrowings under the Credit Facility are subject to borrowing base limitations based on the collateral value of Antero’s assets and are subject to regular annual redeterminations.  At March 31, 2019, the borrowing base under the Credit Facility was $4.5 billion and lender commitments were $2.5 billion.  Each of these amounts were reaffirmed in the annual redetermination in April 2019.  The next redetermination of the borrowing base is scheduled to occur in April 2020.  The maturity date of the Credit Facility is the earlier of (i) October 26, 2022 and (ii) the date that is 91 days prior to the earliest stated redemption date of any series of Antero’s senior notes, unless such series of notes is refinanced.

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

During any period that is not an Investment Grade Period, the Credit Facility is ratably secured by mortgages on substantially all of Antero’s properties, Antero’s and Antero Subsidiary Holdings LLC’s ownership interests in Antero Midstream Corporation, and guarantees from Antero’s restricted subsidiaries, as applicable.  During an Investment Grade Period, the liens securing the obligations under the Credit Facility shall be automatically released (subject to the provisions of the Credit Facility).  The Credit Facility contains

ANTERO RESOURCES CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2018 and March 31, 2019

certain covenants, including restrictions on indebtedness and dividends, and requirements with respect to working capital and interest coverage ratios.  During any period that is not an Investment Grade Period, interest is payable at a variable rate based on LIBOR or the prime rate determined by Antero’s election at the time of borrowing, plus an applicable rate based on Antero’s borrowing base utilization which ranges from 25 basis points to 225 basis points.  During an Investment Grade Period, interest is payable at a variable rate based on LIBOR or the prime rate determined by Antero’s election at the time of borrowing, plus an applicable rate based on Antero’s credit rating which ranges from 12.5 basis points to 175 basis points.  Antero was in compliance with all of the financial covenants under the Credit Facility as of December 31, 2018 and March 31, 2019.

As of March 31, 2019, Antero had an outstanding balance under the Credit Facility of $50 million, with a weighted average interest rate of 3.75%, and outstanding letters of credit of $687 million.  As of December 31, 2018, Antero had an outstanding balance under the Credit Facility of $405 million, with a weighted average interest rate of 3.95%, and outstanding letters of credit of $685 million.  Commitment fees on the unused portion of the Credit Facility are due quarterly at rates ranging from (i) 0.300% to 0.375% (during any period that is not an Investment Grade Period) of the unused portion based on utilization and (ii) 0.150% to 0.300% (during an Investment Grade Period) of the unused portion based on Antero’s credit rating.

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

December 31, 2018 and March 31, 2019

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

(f)Treasury Management Facility

Antero has a stand-alone revolving note with a lender that is also part of the Credit Facility lending consortium that provides for up to $25 million of cash management obligations in order to facilitate Antero’s daily treasury management.  Borrowings under the revolving note are secured by the collateral for the Credit Facility.  Borrowings under the revolving note bear interest at the lender’s prime rate plus 1.0%.  The note matures on June 1, 2019.  At December 31, 2018 there was $5.4 million in outstanding borrowings under the revolving note included in “Other current liabilities” on the Company’s Consolidated Balance Sheet. At March 31, 2019, there were no outstanding borrowings under the revolving note.

(8)Asset Retirement Obligations

The following is a reconciliation of the Company’s asset retirement obligations for the three months ended March 31, 2019 (in thousands):

Asset retirement obligations—December 31, 2018	$58,979
Obligations settled	(154)
Obligations incurred	430
Revisions to prior estimates	—
Accretion expense	976
Effect of deconsolidation of Antero Midstream Partners LP (1)	(7,518)
Asset retirement obligations—March 31, 2019	$52,713

(1)	Effective March 13, 2019, Antero Midstream Partners is no longer consolidated in Antero’s results.

Asset retirement obligations are included in other liabilities on the Company’s unaudited condensed consolidated balance sheets.

(9)Equity-Based Compensation

Antero is authorized to grant up to 16,906,500 shares of common stock to employees and directors of the Company under the Antero Resources Corporation Long-Term Incentive Plan (the “Plan”).  The Plan allows equity-based compensation awards to be granted in a variety of forms, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, dividend equivalent awards, and other types of awards.  The terms and conditions of the awards granted are established by the Compensation Committee of Antero’s Board of Directors.  A total of 8,369,603 shares were available for future grant under the Plan as of March 31, 2019.

Antero Midstream Partners’ general partner was authorized to grant up to 10,000,000 common units representing limited partner interests in Antero Midstream Partners under the Antero Midstream Partners LP Long-Term Incentive Plan (the “AMP Plan”) to non-employee directors of its general partner and certain officers, employees, and consultants of Antero Midstream Partners and its affiliates (which include Antero).  As part of the Transactions,  each of the outstanding phantom units in the AMP Plan, whether vested or unvested, were assumed by Antero Midstream Corporation and converted into restricted stock units under the Antero Midstream Corporation Long Term Incentive Plan (the “AMC Plan”) representing a right to receive 1.8926 shares of Antero Midstream Corporation’s Common Stock, par value $0.01 per share (“Antero Midstream Corporation Common Stock”), for each converted phantom unit.

On March 12, 2019, the Board of Antero Midstream Corporation adopted the AMC Plan under which awards may be granted to employees, directors and other service providers of the Company and its affiliates.  The AMC Plan provides for the grant of stock

ANTERO RESOURCES CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2018 and March 31, 2019

options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, other stock-based awards, cash awards and substitute awards.

The Company’s equity-based compensation expense, by type of award, was as follows for the three months ended March 31, 2018 and 2019 (in thousands):

	Three months ended March 31,
	2018	2019
Restricted stock unit awards	$13,444	3,972
Stock options	481	344
Performance share unit awards	2,511	2,959
Antero Midstream Partners phantom unit awards (1)	4,218	1,125
Equity awards issued to directors	502	503
Total expense	$21,156	8,903

(1)

Antero recognized compensation expense for equity awards granted under both the Plan and the AMP Plan as the awards under the AMP Plan are accounted for as if they are distributed by Antero Midstream Partners to Antero.  Antero allocates a portion of the total equity-based compensation expense to Antero Midstream Partners based on its proportionate share of Antero’s labor costs.  Through March 12, 2019, the total amount of equity-based compensation is included in the consolidated financial statements of Antero; and effective March 13, 2019 (date of deconsolidation), the amount allocated to Antero Midstream Partners is no longer reflected in Antero’s consolidated financial statements.  See Note 3 to the unaudited condensed consolidated financial statements for further discussion on the Transactions.

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

A summary of restricted stock unit award activity for the three months ended March 31, 2019 is as follows:

		Weighted average	Aggregate
	Number of shares	grant date fair value	intrinsic value (in thousands)
Total awarded and unvested—December 31, 2018	1,712,485	$24.57	$16,080
Granted	66,171	$10.94
Vested	(125,973)	$26.88
Forfeited	(53,902)	$23.62
Total awarded and unvested—March 31, 2019	1,598,781	$23.86	$14,117

Intrinsic values are based on the closing price of the Company’s stock on the referenced dates.  As of March 31, 2019, there was $22 million of unamortized equity-based compensation expense related to unvested restricted stock units.  That expense is expected to be recognized over a weighted average period of approximately 2.3 years.

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

ANTERO RESOURCES CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2018 and March 31, 2019

A summary of stock option activity for the three months ended March 31, 2019 is as follows:

			Weighted
		Weighted average	average remaining	Intrinsic
	Stock options	exercise price	contractual life	value (in thousands)
Outstanding at December 31, 2018	579,617	$50.55	5.81	$—
Granted	—	$—
Exercised	—	$—
Forfeited	(33,312)	$50.00
Expired	—	$—
Outstanding at March 31, 2019	546,305	$50.58	5.70	$—
Vested or expected to vest as of March 31, 2019	546,305	$50.58	5.70	$—
Exercisable at March 31, 2019	433,155	$50.73	5.61	$—

Intrinsic values are based on the exercise price of the options and the closing price of the Company’s stock on the referenced dates.

A Black Scholes option pricing model is used to determine the grant-date fair value of stock options.  Expected volatility was derived from the volatility of the historical stock prices of a peer group of similar publicly traded companies’ stock prices as the Company’s common stock had traded for a relatively short period of time at the dates the options were granted.  The risk free interest rate was determined using the implied yield available for zero coupon U.S. government issues with a remaining term approximating the expected life of the options.  A dividend yield of zero was assumed.

As of March 31, 2019, there was $0.1 million of unamortized equity-based compensation expense related to unvested stock options.  That expense is expected to be recognized over a weighted average period of less than 1 year.

Performance Share Unit Awards

Performance Share Unit Awards Based on Stock Price Targets

In 2016, the Company granted performance share unit awards (“PSUs”) to certain of its executive officers that are based on stock price targets.  The vesting of these PSUs is conditioned on the closing price of the Company’s common stock achieving specific price thresholds over 10-day periods, subject to the following vesting restrictions: no PSUs may vest before the first anniversary of the grant date; no more than one-third of the PSUs may vest before the second anniversary of the grant date; and no more than two-thirds of the PSUs may vest before the third anniversary of the grant date.  Any PSUs which have not vested by the fifth anniversary of the grant date will expire.  Expense related to these PSUs is recognized on a graded basis over three years.

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

December 31, 2018 and March 31, 2019

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

Summary Information for Performance Share Unit Awards

A summary of PSU activity for the three months ended March 31, 2019 is as follows:

	Number of units	Weighted average grant date fair value
Total awarded and unvested—December 31, 2018	1,767,299	$26.36
Granted	—	$—
Vested	(31,944)	$27.38
Forfeited	(15,223)	$27.25
Total awarded and unvested—March 31, 2019	1,720,132	$26.33

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

As of March 31, 2019, there was $16 million of unamortized equity-based compensation expense related to unvested PSUs.  That expense is expected to be recognized over a weighted average period of approximately 1.8 years.

Antero Midstream Partners Phantom Unit Awards and Antero Midstream Corporation Restricted Stock Unit Awards

Phantom units granted by Antero Midstream Partners vested subject to the satisfaction of service requirements, upon the completion of which common units in Antero Midstream Partners were delivered to the holder of the phantom units.  Phantom units also contained distribution equivalent rights which entitled the holder of vested common units to receive a “catch up” payment equal to common unit distributions paid by Antero Midstream Partners during the vesting period of the phantom unit award.  These phantom units were treated, for accounting purposes, as if Antero Midstream Partners distributed the units to Antero.  Antero recognized compensation expense as the units were granted to its employees, and a portion of the expense was allocated to Antero Midstream Partners.  Expense related to each phantom unit award was recognized on a straight-line basis over the requisite service period of the entire award.  Forfeitures were accounted for as they occurred by reversing the expense previously recognized for awards that were forfeited during the period.  The grant date fair values of these awards was determined based on the closing price of Antero Midstream Partners’ common units on the date of grant.

In connection with the closing of the Transactions, the Board of Antero Midstream Corporation adopted the AMC Plan.  In accordance with the terms of the Transactions, each of the outstanding units in the AMP Plan, whether vested or unvested, was assumed by Antero Midstream Corporation and converted into restricted stock units under the AMC Plan at 1.8926 shares of Antero Midstream Corporation Common Stock LTIP for each converted phantom unit.

ANTERO RESOURCES CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2018 and March 31, 2019

A summary of phantom unit awards activity for the three months ended March 31, 2019 is as follows:

	Number of units	Weighted average grant date fair value	Aggregate intrinsic value (in thousands)
Total awarded and unvested—December 31, 2018	583,000	$27.63	$12,470
Granted	5,972	$23.44
Vested	(3,853)	$32.44
Forfeited	(20,338)	$26.73
AMP Plan Units awarded and unvested—March 12, 2019	564,781	$27.59	$13,476
Effect of conversion (1)	504,119	$14.58
Total awarded and unvested—March 31, 2019	1,068,900	$14.58	$14,729

(1)	Effective March 12, 2019, all outstanding units in the AMP Plan, whether vested or unvested, were assumed by Antero Midstream Corporation and converted into restricted stock units under the AMC Plan.

Intrinsic values are based on the closing price of Antero Midstream Corporation’s common units on the referenced dates.  As of March 31, 2019, there was $11 million of unamortized equity-based compensation expense related to unvested phantom unit awards.  That expense is expected to be recognized over a weighted average period of approximately 2.28 years.

(10)  Financial Instruments

The carrying values of accounts receivable and accounts payable at December 31, 2018 and March 31, 2019 approximated market values because of their short-term nature.  The carrying values of the amounts outstanding under the Credit Facility and Antero Midstream Partners’ credit facility at December 31, 2018 and March 31, 2019 approximated fair value because the variable interest rates are reflective of current market conditions.

Based on Level 2 market data inputs, the fair value of senior notes was approximately $3.9 billion and $3.5 billion at December 31, 2018 and March 31, 2019, respectively.

See Note 11 to the unaudited condensed consolidated financial statements for information regarding the fair value of derivative financial instruments.

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

The Company was party to various fixed price commodity swap contracts that settled during the three months ended March 31, 2018 and 2019.  The Company enters into these swap contracts when management believes that favorable future sales prices for the Company’s production can be secured.  Under these swap agreements, when actual commodity prices upon settlement exceed the fixed price provided by the swap contracts, the Company pays the difference to the counterparty.  When actual commodity prices upon settlement are less than the contractually provided fixed price, the Company receives the difference from the counterparty.    In addition, the Company has entered into basis swap contracts in order to hedge the difference between the New York Mercantile Exchange (“NYMEX”) index price and a local index price.

The Company also entered into NGL contracts, which establish a contractual price for the settlement month as a fixed percentage of the West Texas Intermediate Crude Oil index (“WTI”) price for the settlement month.  When the percentage of the contractual price is above the contracted percentage, the Company pays the difference to the counterparty.  When it is below the contracted percentage, the Company receives the difference from the counterparty.

ANTERO RESOURCES CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2018 and March 31, 2019

In addition, the Company has entered into natural gas collar contracts, which establish ceiling and floor prices for the sale of notional volumes of natural gas as specified in the collar contracts.  Under these contracts, the Company pays the difference between the ceiling price and the published index price in the event the published index price is above the ceiling price.  When the published index price is below the floor price, the Company receives the difference between the floor price and the published index price.  No amounts are paid or received if the index price is between the floor and the ceiling prices.  The index prices in our collars are consistent with the index prices used to sell our production.

The Company’s derivative contracts have not been designated as hedges for accounting purposes; therefore, all gains and losses are recognized in the Company’s statements of operations.

As of March 31, 2019, the Company’s fixed price natural gas and NGL swap positions from April 1, 2019 through December 31, 2023 were as follows (abbreviations in the table refer to the index to which the swap position is tied, as follows: NYMEX=Henry Hub; Argus Propane ARA=European Propane CIF ARA Argus; Argus Propane FEI=Argus Propane Far East Index):

	Natural gas MMbtu/day	Natural Gas Liquids MT/day	Weighted average index price
Three months ending June 30, 2019:
NYMEX ($/MMBtu)	755,000	—	$3.26
Propane Argus ARA ($/MT)	—	1,033	415.03
Propane Argus FEI ($/MT)	—	1,033	456.55
Total	755,000	2,066
Three months ending September 30, 2019:
NYMEX ($/MMBtu)	755,000	—	$3.32
Total	755,000	—
Three months ending December 31, 2019:
NYMEX ($/MMBtu)	755,000	—	$3.45
Total	755,000	—
Year ending December 31, 2020:
NYMEX ($/MMBtu)	1,417,500	—	$3.00
Year ending December 31, 2021:
NYMEX ($/MMBtu)	710,000	—	$3.00
Year ending December 31, 2022:
NYMEX ($/MMBtu)	850,000	—	$3.00
Year ending December 31, 2023:
NYMEX ($/MMBtu)	90,000	—	$2.91

As of March 31, 2019, the Company had entered into NGL contracts totaling 500 Bbls/day of propane for April 1, 2019 through March 31, 2020 that fix the Mont Belvieu Propane index price at 50% of WTI.

ANTERO RESOURCES CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2018 and March 31, 2019

As of March 31, 2019, the Company’s fixed price natural gas collar positions from April 1, 2019 through December 31, 2019 were as follows (abbreviations in the table refer to the index to which the collar position is tied, as follows (NYMEX=Henry Hub):

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

The Company determined that these gas purchase and sales agreements should be accounted for as derivatives and measured at fair value at the end of each period.  For the three months ended March 31, 2018, the Company recognized a fair value gain of $94 million.

ANTERO RESOURCES CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2018 and March 31, 2019

(c)Summary

The following table presents a summary of the fair values of the Company’s derivative instruments and where such values are recorded in the consolidated balance sheets as of December 31, 2018 and March 31, 2019.  None of the Company’s derivative instruments are designated as hedges for accounting purposes.

	December 31, 2018		March 31, 2019
	Balance sheet location	Fair value	Balance sheet location	Fair value
		(In thousands)		(In thousands)
Asset derivatives not designated as hedges for accounting purposes:
Commodity derivatives - current	Derivative instruments	$245,263	Derivative instruments	$122,425
Commodity derivatives - noncurrent	Derivative instruments	362,169	Derivative instruments	313,909

Total asset derivatives		607,432		436,334

Liability derivatives not designated as hedges for accounting purposes:
Commodity derivatives - current	Derivative instruments	532	Derivative instruments	3,894
Commodity derivatives - noncurrent	Derivative instruments	—	Derivative instruments	—

Total liability derivatives		532		3,894

Net derivatives		$606,900		$432,440

The following table presents the gross values of recognized derivative assets and liabilities, the amounts offset under master netting arrangements with counterparties, and the resulting net amounts presented in the consolidated balance sheets as of the dates presented, all at fair value (in thousands):

	December 31, 2018			March 31, 2019
	Gross amounts on balance sheet	Gross amounts offset on balance sheet	Net amounts of assets (liabilities) on balance sheet	Gross amounts on balance sheet	Gross amounts offset on balance sheet	Net amounts of assets (liabilities) on balance sheet
Commodity derivative assets	$658,830	(51,398)	607,432	$459,928	(23,594)	436,334
Commodity derivative liabilities	$(51,930)	51,398	(532)	$(27,488)	23,594	(3,894)

The following is a summary of derivative fair value gains and losses and where such values are recorded in the unaudited condensed consolidated statements of operations (in thousands):

	Statement of operations	Three months ended March 31,
	location	2018	2019
Commodity derivative fair value gains (losses)	Revenue	22,437	(77,368)
Marketing derivative fair value gains	Revenue	94,234	—

The fair value of derivative instruments was determined using Level 2 inputs.

(12)  Leases

On February 25, 2016, the FASB issued Accounting Standard Update (“ASU”) No. 2016-02, Leases, which requires lessees to record lease liabilities and right-of-use assets as of the date of adoption and was incorporated into GAAP as Accounting Standards Codification (“ASC”) Topic 842.  The new lease standard does not substantially change accounting by lessors.  The Company adopted the new standard effective January 1, 2019.  The Company is a lessee to both operating and finance lease arrangements.  The standard resulted in an increased in assets and liabilities related to our operating leases.

ANTERO RESOURCES CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2018 and March 31, 2019

The Company leases certain office space, processing plants, drilling rigs and completion services, gas gathering lines, compressor stations, and other office and field equipment.  Leases with an initial term of 12 months or less are considered short-term and are not recorded on the balance sheet.  Instead, the short-term leases are recognized in expense on a straight-line basis over the lease term.

Most leases include one or more options to renew, with renewal terms that can extend the lease from one to 20 years or more.  The exercise of the lease renewal options are at the Company’s sole discretion.  The depreciable lives of the leased assets are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

Certain of the Company’s lease agreements include minimum payments based on a percentage of produced volumes over contractual levels and others include rental payments adjusted periodically for inflation.

The Company has elected the effective date method for adoption of the new leasing standard under Topic 842.  This method allows the Company to not make retrospective adjustments for leases that were in effect prior to the adoption date of January 1, 2019 when disclosing comparable prior periods, but instead, account for the prior period leases under Topic 840, which was the guidance in place at the time of the original reporting.

The Company considers all contracts that have assets specified in the contract, either explicitly or implicitly, that the Company has substantially all of the capacity of the asset, and has the right to obtain substantially all of the economic benefits of that asset, without the lessor’s ability to have a substantive right to substitute that asset, as leased assets under Topic 842.  For any contract deemed to include a leased asset, that asset is capitalized on the balance sheet as a right-of-use asset and a corresponding lease liability is recorded at the present value of the known future minimum payments of the contract using a discount rate on the date of commencement.  The leased asset classification is determined at the date of recording as either operating or financing, depending upon certain criteria of the contract.

The discount rate used for present value calculations is the discount rate implicit in the contract.  If an implicit rate is not determinable, a collateralized incremental borrowing rate is used at the date of commencement.  The Company used the collateralized incremental borrowing rate, adjusted for length of lease term, for all of its present value calculations at the initial adoption of Topic 842.

The Company has made an accounting policy election to adopt the practical expedient for combining lease and non-lease components on an asset class basis.  This expedient allows the Company to combine non-lease components such as real estate taxes, insurance, maintenance, and other operating expenses associated with the leased premises with the lease component of a lease agreement on an asset class basis when the non-lease components of the agreement cannot be easily bifurcated from the lease payment.  Currently, the Company is only applying this expedient to certain office space agreements.

Supplemental Balance Sheet Information Related to Leases

The Company’s lease assets as of March 31, 2019 consisted of the following items (in thousands):

	March 31, 2019
	Operating Leases	Finance Leases
Right-of-use Assets:
Processing plants	$1,619,608	—
Drilling rigs and completion services	139,492	—
Gas gathering lines and compressor stations (1)	1,624,500	—
Office space	43,083	—
Vehicles	6,273	3,089
Other office and field equipment	559	1,081
Total right-of-use assets	$3,433,515	4,170	(2)

(1)	Gas gathering lines and compressor stations leases includes $1.4 billion related to Antero Midstream Corporation.
(2)	Financing lease assets are recorded net of accumulated amortization of $9 million as of March 31, 2019.

ANTERO RESOURCES CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2018 and March 31, 2019

The Company’s lease liabilities as of March 31, 2019 consisted of the following items (in thousands):

	March 31, 2019
	Operating Leases	Finance Leases
Location on the balance sheet:
Short-term lease liabilities	$411,310	1,793
Long-term lease liabilities	3,022,205	2,377
Total lease liabilities	$3,433,515	4,170

Supplemental Information Related to Leases

Costs associated with operating leases were included in the statement of operations and comprehensive income for the three months ended March 31, 2019 (in thousands):

Statement of Operations Location	Three months ended March 31, 2019
Gathering, compression, processing, and transportation	$187,847
General and administrative	2,726
Contract termination and rig stacking	8,019
Total Lease Expense	$198,592

Costs associated with finance leases for the three months ended March 31, 2019 of less than $1 million were included in interest expense.

We capitalized $55 million and less than $1 million of costs related to operating and finance leases, respectively, during the three months ended March 31, 2019.

Short-term lease costs that are more than one month but less than 12 months are excluded from the above amounts and total $35 million at March 31, 2019.

Supplemental Cash Flow Information Related to Leases

The following is the Company’s supplemental cash flow information related to leases for the three months ended March 31, 2019 (in thousands):

	Three months ended March 31, 2019
	Operating Leases	Finance Leases
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$150,320	—
Investing cash flows from operating leases	52,366	—
Financing cash flows from financing leases	—	791
	202,686	791

Noncash activities:
Right of use assets obtained in exchange for operating lease liabilities	3,345,549	—
Right of use assets obtained in exchange for financing lease liabilities	—	—

ANTERO RESOURCES CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2018 and March 31, 2019

Maturities of Lease Liabilities

The table below is a schedule of future minimum payments for operating and financing lease liabilities as of March 31, 2019 (in thousands):

(in thousands)	Operating Leases	Financing Leases	Total
Remainder of 2019	$309,040	191	309,231
2020	396,473	1,073	397,546
2021	349,212	1,430	350,642
2022	359,759	1,476	361,235
2023	377,790	—	377,790
2024	392,323	—	392,323
Thereafter	1,248,918	—	1,248,918
Total lease payments	3,433,515	4,170	3,437,685
Less: imputed interest	—	—	—
Total	3,433,515	4,170	3,437,685

Lease Term and Discount Rate

The table below is the Company’s weighted-average remaining lease term and discount rate as of March 31, 2019:

	March 31, 2019
	Operating Leases	Finance Leases
Weighted-average remaining lease term:	8.7 years	1.6 years
Weighted-average discount rate:	6.0%	5.4%

As of March 31, 2019, the Company had requested additional processing capacity which will be accounted for as lease modifications when the processing capacity becomes available in 2019 and 2020.

Related party lease disclosure

The Company has a gathering and compression agreement with Antero Midstream Corporation, whereby Antero Midstream Corporation receives a low-pressure gathering fee per Mcf, a high-pressure gathering fee per Mcf, and a compression fee per Mcf, in each case subject to adjustments based on the consumer price index.  If and to the extent we request that Antero Midstream Corporation construct new high pressure lines and compressor stations, the gathering and compression agreement contains minimum volume commitments that require Antero Resources to utilize or pay for 75% and 70%, respectively, of the capacity of such new construction for 10 years.  For the three months ended March 31, 2019, gathering and compression fees paid by Antero related to this agreement were $152 million.  As of March 31, 2019, $53 million was included within accounts payable, related parties on the Condensed Balance Sheet as due to Antero Midstream Corporation related to this agreement.

ANTERO RESOURCES CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2018 and March 31, 2019

(13) Commitments

The table below is a schedule of future minimum payments for firm transportation, drilling rig and completion services, processing, gathering and compression, and office and equipment agreements, which include leases that have remaining lease terms in excess of one year as of March 31, 2019 (in millions).

	Firm transportation	Processing, gathering and compression	Land payment obligations	Leases, including imputed interest
(in millions)	(a)	(b)	(c)	(d)	Total
Remainder of 2019	$824	41	9	309	1,183
2020	1,113	55	6	398	1,572
2021	1,090	54	3	351	1,498
2022	1,037	54	—	361	1,452
2023	1,025	48	—	378	1,451
2024	984	48	—	392	1,424
Thereafter	7,775	66	—	1,249	9,090
Total	$13,848	366	18	3,438	17,670

(a) Firm Transportation

The Company has entered into firm transportation agreements with various pipelines in order to facilitate the delivery of its production to market.  These contracts commit the Company to transport minimum daily natural gas or NGLs volumes at negotiated rates, or pay for any deficiencies at specified reservation fee rates.  The amounts in this table are based on the Company’s minimum daily volumes at the reservation fee rate.  The values in the table represent the gross amounts that the Company is committed to pay; however, the Company will record in the consolidated financial statements its proportionate share of costs based on its working interest.  None of these agreements were determined to be leases.

(b) Processing, Gathering, and Compression Service Commitments

The Company has entered into various long‑term gas processing, gathering and compression service agreements.  Certain of these agreements were determined to be leases.  The minimum payment obligations under the agreements that are not leases are presented in this column.

The values in the table represent the gross amounts that the Company is committed to pay; however, the Company will record in the consolidated financial statements its proportionate share of costs based on its working interest.  The values in the table also include minimum processing fees to be paid to the Joint Venture owned by Antero Midstream Partners and MarkWest.

(c) Land Payment Obligations

The Company has entered into various land acquisition agreements.  Certain of these agreements contain minimum payment obligations over various terms.  The values in the table represent the minimum payments due under these arrangements.  None of these agreements were determined to be leases.

(d)  Leases, including imputed interest

The Company has obligations under contracts for services provided by drilling rigs and completion fleets, processing, gathering, and compression services agreements, and office and equipment leases.  The values in the table represent the gross amounts that we are committed to pay; however, we will record in our financial statements our proportionate share of costs based on our working interests.  Refer to Note 12 to the unaudited condensed consolidated financial statements for more information on the Company’s operating and finance leases.

(14)   Contingencies

Environmental

In March 2011, we received orders for compliance from federal regulatory agencies, including the U.S. Environmental Protection Agency, relating to certain of our activities in West Virginia.  The orders allege that certain of our operations at several well

ANTERO RESOURCES CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2018 and March 31, 2019

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

Subsequent to the entry of judgment, SJGC continued to short pay the Company on the basis of unilaterally selected price indices and not the index specified in the contract.  Accordingly, on December 21, 2017, Antero filed suit against SJGC to recover for its damages since March of 2017.  The second lawsuit remains pending.

Through March 31, 2019, the Company estimates that it is owed approximately $86 million (gross damages, including interest) more than SJGC has paid using the indices unilaterally selected by them.  Substantially all of this amount has not been accrued in the Company’s financial statements.  The Company will vigorously seek recovery from SJGC of all underpayments and damages, including interest, based on the contracted price.

ANTERO RESOURCES CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2018 and March 31, 2019

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

The Company is also actively engaged in pursuing cover damages against WGL based on WGL’s failure to take receipt of all of the agreed quantities of gas required under the Contracts.  WGL’s failure to take the gas volumes specified in the Contracts is directly related to WGL’s lack of primary firm transportation rights at the Delivery Point.  The failures by WGL to take the full contracted volumes gas began in April 2017 and continued each month through December 2017 in varying quantities.  In defense of its conduct, WGL has asserted to the Company that their failure to receive gas is excused by (1) the Company’s failure to deliver gas to the IPP Pool or (2) alleged instances of Force Majeure under the Contracts.  However, as stated above, the alleged obligation that the Company must deliver gas to the IPP Pool was already rejected by the arbitration panel.  Further, the Contracts expressly prohibit a Force Majeure claim in circumstances in which the gas purchaser does not have primary firm transportation agreements in place to transport the purchased gas.  In each instance that WGL has failed to receive the quantity of gas required under the Contracts, the Company has resold the quantities not taken and invoiced WGL for cover damages pursuant to the terms of the Contracts.  WGL has refused to pay for the invoiced cover damages as required by the Contracts and has also short paid the Company for, among other things, certain amounts of gas received by WGL.  Through March 31, 2019, these damages amounted to approximately $109 million (gross damages, including interest).  This amount has not been accrued in the Company’s financial statements.  The Company is currently pursuing its cover damages in a lawsuit filed in Colorado district court on October 24, 2017.  The Company will continue to vigorously seek recovery of its cover damages and other unpaid amounts, including interest, as part of its claims against WGL.  WGL’s claims have been consolidated with Antero’s claims in the same district court and trial is scheduled to begin on June 10, 2019.  WGL has quantified its damages claim for the alleged failure to deliver TCO Pool gas and is seeking approximately $40 million from Antero.

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

December 31, 2018 and March 31, 2019

Other

The Company is party to various other legal proceedings and claims in the ordinary course of its business.  The Company believes that certain of these matters will be covered by insurance and that the outcome of other matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

(15)  Contract Termination and Rig Stacking

During the three months ended March 31, 2019, the Company incurred $8.4 million of costs for the delay or cancelation of drilling and completion contracts with third-party contractors.

(16)  Related Parties

Antero Midstream Partners’ operations comprised substantially all of the operations reflected in the gathering and processing, and water handling and treatment, results through March 12, 2019.  Effective March 13, 2019, Antero accounts for Antero Midstream Corporation as an equity method investment.  See Note 3 to the unaudited condensed consolidated financial statements for more discussion on the Transactions.  Substantially all of the revenues for gathering and processing and water handling and treatment were derived from transactions with Antero.  See Note 17 to the unaudited condensed consolidated financial statements for the operating results of the Company’s reportable segments.

(17) Segment Information

See Note 2(h) to the unaudited condensed consolidated financial statements for a description of the Company’s determination of its reportable segments.  Revenues from gathering and processing and water handling and treatment operations were primarily derived from intersegment transactions for services provided to the Company’s exploration and production operations prior to the closing of the Transactions.  Through March 12, 2019, the results of Antero Midstream Partners were included in the consolidated financial statements of Antero.  Effective March 13, 2019, the results of Antero Midstream Partners are no longer consolidated in Antero’s result; however, the Company’s segment disclosures include the results of our unconsolidated affiliates due to their significance to the Company’s operations.  See Note 3 to the unaudited condensed consolidated financial statements for further discussion on the Transactions.  Marketing revenues are primarily derived from activities to purchase and sell third-party natural gas and NGLs and to market excess firm transportation capacity to third parties.

Operating segments are evaluated based on their contribution to consolidated results, which is primarily determined by the respective operating income of each segment.  General and administrative expenses were allocated to the gathering and processing and water handling and treatment segments based on the nature of the expenses and on a combination of the segments’ proportionate share of the Company’s consolidated property and equipment, capital expenditures, and labor costs, as applicable.  General and administrative expenses related to the marketing segment are not allocated because they are immaterial.  Other income, income taxes, and interest expense are primarily managed and evaluated on a consolidated basis.  Intersegment sales were transacted at prices which approximate market.  Accounting policies for each segment are the same as the Company’s accounting policies described in Note 2 to the unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2018 and March 31, 2019

The operating results and assets of the Company’s reportable segments were as follows for the three months ended March 31, 2018 and 2019 (in thousands):

	Exploration and production	Marketing	Antero Midstream Corporation	Elimination of intersegment transactions	Consolidated total
Three months ended March 31, 2018:
Sales and revenues:
Third-party	$784,543	238,623	4,935	—	1,028,101
Intersegment	5,875	—	224,656	(230,531)	—
Total	$790,418	238,623	229,591	(230,531)	1,028,101

Operating expenses:
Lease operating	$31,262	—	54,872	(59,412)	26,722
Gathering, compression, processing, and transportation	384,345	—	11,368	(103,775)	291,938
Depletion, depreciation, and amortization	195,588	—	32,656	—	228,244
General and administrative	46,420	—	14,455	(845)	60,030
Other	77,884	195,739	4,924	(3,874)	274,673
Total	735,499	195,739	118,275	(167,906)	881,607
Operating income	$54,919	42,884	111,316	(62,625)	146,494
Equity in earnings of unconsolidated affiliates	$—	—	7,862	—	7,862
Segment assets	$13,200,108	41,548	3,151,024	(969,831)	15,422,849
Capital expenditures for segment assets	$472,767	—	133,955	(60,759)	545,963

	Exploration and production	Marketing	Equity Method Investment in Antero Midstream Corporation	Elimination of intersegment transactions and unconsolidated affiliates	Consolidated total
Three months ended March 31, 2019:
Sales and revenues:
Third-party	$941,635	91,186	4	—	1,032,825
Intersegment	1,758	—	54,104	(51,280)	4,582
Total	$943,393	91,186	54,108	(51,280)	1,037,407

Operating expenses:
Lease operating	$42,969	—	11,815	(13,052)	41,732
Gathering, compression, processing, and transportation	535,015	—	2,935	(113,421)	424,529
Impairment of unproved properties	81,244	—	—	—	81,244
Impairment of gathering systems and facilities	—	—	6,982	—	6,982
Depletion, depreciation, and amortization	218,494	—	7,650	14,057	240,201
General and administrative	49,908	—	2,184	16,110	68,202
Other	44,137	163,084	1,291	(288)	208,224
Total	971,767	163,084	32,857	(96,594)	1,071,114
Operating income (loss)	$(28,374)	(71,898)	21,251	45,314	(33,707)
Equity in earnings of unconsolidated affiliates	$1,817	—	2,880	9,384	14,081
Investments in unconsolidated affiliates	$1,989,612	—	1,153,943	(1,153,943)	1,989,612
Segment assets	$17,263,369	25,361	6,660,325	(6,660,325)	17,288,730
Capital expenditures for segment assets	$399,278	—	16,005	56,650	471,933

ANTERO RESOURCES CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2018 and March 31, 2019

(18) Subsidiary Guarantors

Each of Antero’s wholly owned subsidiaries has fully and unconditionally guaranteed Antero’s senior notes.  In the event a subsidiary guarantor is sold or disposed of (whether by merger, consolidation, the sale of a sufficient amount of its capital stock so that it no longer qualifies as a “Subsidiary” of the Company (as defined in the indentures governing the notes) or the sale of all or substantially all of its assets (other than by lease)) and whether or not the subsidiary guarantor is the surviving entity in such transaction to a person which is not Antero or a restricted subsidiary of Antero, such subsidiary guarantor will be released from its obligations under its subsidiary guarantee if the sale or other disposition does not violate the covenants set forth in the indentures governing the notes.

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

The following Condensed Consolidating Balance Sheets at December 31, 2018 and March 31, 2019, and the related Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2018 and 2019, and Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2018 and 2019 present financial information for Antero on a stand-alone basis (carrying its investment in subsidiaries using the equity method), financial information for the subsidiary guarantors, financial information for the non-guarantor subsidiaries, and the consolidation and elimination entries necessary to arrive at the information for the Company on a consolidated basis. Antero’s wholly owned subsidiaries are not restricted from making distributions to Antero.

ANTERO RESOURCES CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2018 and March 31, 2019

Condensed Consolidating Balance Sheet
December 31, 2018
(In thousands)

	Parent (Antero)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Accounts receivable, net	$49,529	—	1,544	—	51,073
Intercompany receivables	383	—	115,378	(115,761)	—
Accrued revenue	474,827	—	—	—	474,827
Derivative instruments	245,263	—	—	—	245,263
Other current assets	13,937	—	21,513	—	35,450
Total current assets	783,939	—	138,435	(115,761)	806,613
Property and equipment:
Oil and gas properties, at cost (successful efforts method):
Unproved properties	1,767,600	—	—	—	1,767,600
Proved properties	13,306,585	—	—	(600,913)	12,705,672
Water handling and treatment systems	—	—	1,004,793	9,025	1,013,818
Gathering systems and facilities	17,825	—	2,452,883	—	2,470,708
Other property and equipment	65,770	—	72	—	65,842
	15,157,780	—	3,457,748	(591,888)	18,023,640
Less accumulated depletion, depreciation, and amortization	(3,654,392)	—	(499,333)	—	(4,153,725)
Property and equipment, net	11,503,388	—	2,958,415	(591,888)	13,869,915
Derivative instruments	362,169	—	—	—	362,169
Investment in Antero Midstream Partners	(740,031)	—	—	740,031	—
Contingent acquisition consideration	114,995	—	—	(114,995)	—
Investments in unconsolidated affiliates	—	—	433,642	—	433,642
Other assets	31,200	—	15,925	—	47,125
Total assets	$12,055,660	—	3,546,417	(82,613)	15,519,464

Liabilities and Equity
Current liabilities:
Accounts payable	$44,917	—	21,372	—	66,289
Intercompany payable	111,620	—	4,141	(115,761)	—
Accrued liabilities	392,949	—	72,121	—	465,070
Revenue distributions payable	310,827	—	—	—	310,827
Derivative instruments	532	—	—	—	532
Short-term lease liabilities	2,459	—	—	—	2,459
Other current liabilities	2,162	—	2,052	4,149	8,363
Total current liabilities	865,466	—	99,686	(111,612)	853,540
Long-term liabilities:
Long-term debt	3,829,541	—	1,632,147	—	5,461,688
Deferred income tax liability	650,788	—	—	—	650,788
Contingent acquisition consideration	—	—	114,995	(114,995)	—
Long-term lease liabilities	2,873	—	—	—	2,873
Other liabilities	55,017	—	8,081	—	63,098
Total liabilities	5,403,685	—	1,854,909	(226,607)	7,031,987
Equity:
Stockholders' equity:
Partners' capital	—	—	1,691,508	(1,691,508)	—
Common stock	3,086	—	—	—	3,086
Additional paid-in capital	5,471,341	—	—	1,013,833	6,485,174
Accumulated earnings	1,177,548	—	—	—	1,177,548
Total stockholders' equity	6,651,975	—	1,691,508	(677,675)	7,665,808
Noncontrolling interests in consolidated subsidiary	—	—	—	821,669	821,669
Total equity	6,651,975	—	1,691,508	143,994	8,487,477
Total liabilities and equity	$12,055,660	—	3,546,417	(82,613)	15,519,464

ANTERO RESOURCES CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2018 and March 31, 2019

Condensed Consolidating Balance Sheet
March 31, 2019
(In thousands)

	Parent (Antero)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Accounts receivable, net	$48,979	200,337	—	(200,337)	48,979
Accrued revenue	365,151	—	—	—	365,151
Derivative instruments	122,425	—	—	—	122,425
Other current assets	8,341	—	—	—	8,341
Total current assets	544,896	200,337	—	(200,337)	544,896
Property and equipment:
Oil and gas properties, at cost (successful efforts method):
Unproved properties	1,701,002	—	—	—	1,701,002
Proved properties	13,056,874	—	—	—	13,056,874
Gathering systems and facilities	17,825	—	—	—	17,825
Other property and equipment	68,535	—	—	—	68,535
	14,844,236	—	—	—	14,844,236
Less accumulated depletion, depreciation, and amortization	(3,872,886)	—	—	—	(3,872,886)
Property and equipment, net	10,971,350	—	—	—	10,971,350
Operating leases right-of-use assets	3,433,515	—	—	—	3,433,515
Derivative instruments	313,909	—	—	—	313,909
Investments in unconsolidated affiliates	647,832	1,341,780	—	—	1,989,612
Investments in consolidated affiliates	1,341,780	—	—	(1,341,780)	—
Other assets	35,448	—	—	—	35,448
Total assets	$17,288,730	1,542,117	—	(1,542,117)	17,288,730

Liabilities and Equity
Current liabilities:
Accounts payable	$48,096	—	—	—	48,096
Accounts payable, related parties	311,317	—	—	(200,337)	110,980
Accrued liabilities	384,707	—	—	—	384,707
Revenue distributions payable	301,066	—	—	—	301,066
Derivative instruments	3,894	—	—	—	3,894
Short-term lease liabilities	413,103		—		413,103
Other current liabilities	4,935	—	—	—	4,935
Total current liabilities	1,467,118	—	—	(200,337)	1,266,781
Long-term liabilities:
Long-term debt	3,475,950	—	—	—	3,475,950
Deferred income tax liability	1,171,866	—	—	—	1,171,866
Long-term lease liabilities	3,024,582		—		3,024,582
Other liabilities	56,753	—	—	—	56,753
Total liabilities	9,196,269	—	—	(200,337)	8,995,932
Equity:
Stockholders' equity:
Partners' capital	—	—	—	—	—
Common stock	3,087	—	—	—	3,087
Additional paid-in capital	6,133,400	1,341,780	—	(1,341,780)	6,133,400
Accumulated earnings	1,955,974	200,337	—	—	2,156,311
Total equity	8,092,461	1,542,117	—	(1,341,780)	8,292,798
Total liabilities and equity	$17,288,730	1,542,117	—	(1,542,117)	17,288,730

ANTERO RESOURCES CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2018 and March 31, 2019

Condensed Consolidating Statement of Operations and Comprehensive Income
Three Months Ended March 31, 2018
(In thousands)

	Parent (Antero)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue and other:
Natural gas sales	$497,663	—	—	—	497,663
Natural gas liquids sales	234,170	—	—	—	234,170
Oil sales	30,273	—	—	—	30,273
Commodity derivative fair value gains	22,437	—	—	—	22,437
Gathering, compression, water handling and treatment	—	—	229,591	(224,656)	4,935
Marketing	144,389	—	—	—	144,389
Marketing derivative fair value gains	94,234	—	—	—	94,234
Gain on sale of assets	—	—	—	—	—
Other income	5,875	—	—	(5,875)	—
Total revenue and other	1,029,041	—	229,591	(230,531)	1,028,101
Operating expenses:
Lease operating	31,262	—	54,872	(59,412)	26,722
Gathering, compression, processing, and transportation	384,345	—	11,368	(103,775)	291,938
Production and ad valorem taxes	24,807	—	1,016	—	25,823
Marketing	195,739	—	—	—	195,739
Exploration	1,885	—	—	—	1,885
Impairment of unproved properties	50,536	—	—	—	50,536
Impairment of gathering systems and facilities	—	—	—	—	—
Depletion, depreciation, and amortization	195,812	—	32,432	—	228,244
Accretion of asset retirement obligations	656	—	34	—	690
General and administrative	46,420	—	14,455	(845)	60,030
Contract termination and rig stacking	—	—	—	—	—
Accretion of contingent acquisition consideration	—	—	3,874	(3,874)	—
Total operating expenses	931,462	—	118,051	(167,906)	881,607
Operating income	97,579	—	111,540	(62,625)	146,494
Other income (expenses):
Equity in earnings of unconsolidated affiliates	—	—	7,862	—	7,862
Interest	(53,498)	—	(11,297)	369	(64,426)
Loss on early extinguishment of debt	—	—	—	—	—
Equity in earnings (loss) of consolidated subsidiaries	(20,128)	—	—	20,128	—
Total other expenses	(73,626)	—	(3,435)	20,497	(56,564)
Income before income taxes	23,953	—	108,105	(42,128)	89,930
Provision for income tax expense	(9,120)	—	—	—	(9,120)
Net income and comprehensive income including noncontrolling interests	14,833	—	108,105	(42,128)	80,810
Net income and comprehensive income attributable to noncontrolling interests	—	—	—	65,977	65,977
Net income and comprehensive income attributable to Antero Resources Corporation	$14,833	—	108,105	(108,105)	14,833

ANTERO RESOURCES CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2018 and March 31, 2019

Condensed Consolidating Statement of Operations and Comprehensive Income
Three Months Ended March 31, 2019
(In thousands)

	Parent (Antero)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue and other:
Natural gas sales	$657,266	—	—	—	657,266
Natural gas liquids sales	313,685	—	—	—	313,685
Oil sales	48,052	—	—	—	48,052
Commodity derivative fair value losses	(77,368)	—	—	—	(77,368)
Gathering, compression, water handling and treatment	—	—	218,360	(213,881)	4,479
Marketing	91,186	—	—	—	91,186
Other income	1,758	—	—	(1,651)	107
Total revenue and other	1,034,579	—	218,360	(215,532)	1,037,407
Operating expenses:
Lease operating	42,969	—	64,818	(66,055)	41,732
Gathering, compression, processing, and transportation	535,015	—	—	(110,486)	424,529
Production and ad valorem taxes	34,738	—	—	940	35,678
Marketing	163,084	—	—	—	163,084
Exploration	126	—	—	—	126
Impairment of unproved properties	81,244	—	—	—	81,244
Impairment of gathering systems and facilities	—	—	6,982	—	6,982
Depletion, depreciation, and amortization	218,494	—	21,707	—	240,201
Accretion of asset retirement obligations	913	—	63	—	976
General and administrative	49,908	—	18,793	(499)	68,202
Contract termination and rig stacking	8,360	—	—	—	8,360
Accretion of contingent acquisition consideration	—	—	1,928	(1,928)	—
Total operating expenses	1,134,851	—	114,291	(178,028)	1,071,114
Operating income (loss)	(100,272)	—	104,069	(37,504)	(33,707)
Other income (expenses):
Equity in earnings of unconsolidated affiliates	589	1,228	12,264	—	14,081
Interest	(55,135)	—	(16,815)	—	(71,950)
Equity in earnings of affiliates	15,021	—	—	(15,021)	—
Gain on deconsolidation of Antero Midstream Partners LP	1,205,705	200,337	—	—	1,406,042
Total other expenses	1,166,180	201,565	(4,551)	(15,021)	1,348,173
Income before income taxes	1,065,908	201,565	99,518	(52,525)	1,314,466
Provision for income tax expense	(288,710)	—	—	—	(288,710)
Net income and comprehensive income including noncontrolling interests	777,198	201,565	99,518	(52,525)	1,025,756
Net income and comprehensive income attributable to noncontrolling interests	—	—	—	46,993	46,993
Net income and comprehensive income attributable to Antero Resources Corporation	$777,198	201,565	99,518	(99,518)	978,763

ANTERO RESOURCES CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2018 and March 31, 2019

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2018
(In thousands)

	Parent (Antero)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in)operating activities:
Net income including noncontrolling interests	$14,833	—	108,105	(42,128)	80,810
Adjustment to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, amortization, and accretion	196,468	—	32,466	—	228,934
Accretion of contingent acquisition consideration	(3,874)	—	3,874	—	—
Impairment of unproved properties	50,536	—	—	—	50,536
Commodity derivative fair value gains	(22,437)	—	—	—	(22,437)
Gains on settled commodity derivatives	101,341	—	—	—	101,341
Marketing derivative fair value gains	(94,234)	—	—	—	(94,234)
Gains on settled marketing derivatives	110,042	—	—	—	110,042
Deferred income tax expense	9,120	—	—	—	9,120
Equity-based compensation expense	14,945	—	6,211	—	21,156
Equity in (earnings) loss of consolidated subsidiaries	20,128	—	—	(20,128)	—
Equity in earnings of unconsolidated affiliates	—	—	(7,862)	—	(7,862)
Distributions of earnings from unconsolidated affiliates	—	—	7,085	—	7,085
Distributions from Antero Midstream Partners LP	36,088	—	—	(36,088)	—
Other	279	—	690	—	969
Changes in current assets and liabilities	65,023	—	(16,519)	7,585	56,089
Net cash provided by operating activities	498,258	—	134,050	(90,759)	541,549
Cash flows provided by (used in) investing activities:
Additions to unproved properties	(49,569)	—	—	—	(49,569)
Drilling and completion costs	(420,627)	—	—	60,759	(359,868)
Additions to water handling and treatment systems	—	—	(34,197)	(6,088)	(40,285)
Additions to gathering systems and facilities	104	—	(93,774)	—	(93,670)
Additions to other property and equipment	(2,571)	—	—	—	(2,571)
Investments in unconsolidated affiliates	—	—	(17,389)	—	(17,389)
Change in other assets	1,067	—	(1,284)	—	(217)
Net cash used in investing activities	(471,596)	—	(146,644)	54,671	(563,569)
Cash flows provided by (used in) financing activities:
Borrowings (repayments) on bank credit facility, net	(30,000)	—	105,000	—	75,000
Distributions to noncontrolling interests in Antero Midstream Partners LP	—	—	(92,003)	36,088	(55,915)
Employee tax withholding for settlement of equity compensation awards	(1,066)	—	(18)	—	(1,084)
Other	(1,235)	—	(34)	—	(1,269)
Net cash provided by (used in) financing activities	(32,301)	—	12,945	36,088	16,732
Net increase (decrease) in cash and cash equivalents	(5,639)	—	351	—	(5,288)
Cash and cash equivalents, beginning of period	20,078	—	8,363	—	28,441
Cash and cash equivalents, end of period	$14,439	—	8,714	—	23,153

ANTERO RESOURCES CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2018 and March 31, 2019

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2019
(In thousands)

	Parent (Antero)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities:
Net income including noncontrolling interests	$777,198	201,565	99,518	(52,525)	1,025,756
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, amortization, and accretion	219,407	—	21,770	—	241,177
Impairment of unproved properties	81,244	—	—	—	81,244
Impairment of gathering systems and facilities	—	—	6,982	—	6,982
Commodity derivative fair value losses	77,368	—	—	—	77,368
Gains on settled commodity derivatives	97,092	—	—	—	97,092
Deferred income tax expense	287,854	—	—	—	287,854
Equity-based compensation expense	6,426	—	2,477	—	8,903
Equity in earnings of consolidated subsidiaries	(15,021)	—	—	15,021	—
Equity in earnings of unconsolidated affiliates	(589)	(1,228)	(12,264)	—	(14,081)
Distributions of earnings from unconsolidated affiliates	—	—	12,605	—	12,605
Gain on deconsolidation of Antero Midstream Partners LP	(1,205,705)	(200,337)	—	—	(1,406,042)
Distributions from Antero Midstream Partners LP	46,469	—	—	(46,469)	—
Other	10,331	—	750	—	11,081
Changes in current assets and liabilities	102,830	—	(10,573)	16,808	109,065
Net cash provided by operating activities	484,904	—	121,265	(67,165)	539,004
Cash flows provided by (used in) investing activities:
Additions to unproved properties	(27,463)	—	—	—	(27,463)
Drilling and completion costs	(389,252)	—	—	20,565	(368,687)
Additions to water handling and treatment systems	—	—	(24,547)	131	(24,416)
Additions to gathering systems and facilities	—	—	(48,239)	—	(48,239)
Additions to other property and equipment	(2,066)	—	(1,062)	—	(3,128)
Investments in unconsolidated affiliates	—	—	(25,020)	—	(25,020)
Proceeds from the Antero Midstream Partners LP Transactions	296,611	—	—	—	296,611
Change in other assets	(1,118)	—	(3,357)	—	(4,475)
Net cash used in investing activities	(123,288)	—	(102,225)	20,696	(204,817)
Cash flows provided by (used in) financing activities:
Issuance of senior notes	—	—	650,000	—	650,000
Borrowings (repayments) on bank credit facility, net	(360,379)	—	90,379	—	(270,000)
Payments of deferred financing costs	(791)	—	(7,468)	—	(8,259)
Distributions to noncontrolling interests in Antero Midstream Partners LP	—	—	(131,545)	46,469	(85,076)
Employee tax withholding for settlement of equity compensation awards	(450)	—	(29)	—	(479)
Other	4	—	(845)	—	(841)
Net cash provided by (used in) financing activities	(361,616)	—	600,492	46,469	285,345
Effect of deconsolidation of Antero Midstream Partners LP	—	—	(619,532)	—	(619,532)
Net increase (decrease) in cash and cash equivalents	—	—	—	—	—
Cash and cash equivalents, beginning of period	—	—	—	—	—
Cash and cash equivalents, end of period	$—	—	—	—	—

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.  The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance.  We caution that assumptions, expectations, projections, intentions, or beliefs about future events may, and often do, vary from actual results, and the differences can be material.  Some of the key factors that could cause actual results to vary from our expectations include changes in natural gas, NGLs, and oil prices, the timing of planned capital expenditures, our ability to fund our development programs, availability of acquisitions, uncertainties in estimating proved reserves and forecasting production results, operational factors affecting the commencement or maintenance of producing wells, the condition of the capital markets generally, as well as our ability to access them, and uncertainties regarding environmental regulations or litigation and other legal or regulatory developments affecting our business, as well as those factors discussed below, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur.  See “Cautionary Statement Regarding Forward-Looking Statements.”  Also, see the risk factors and other cautionary statements described under the heading “Item 1A.  Risk Factors.”  We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.  For more information, please refer to the 2018 Form 10-K.

In this section, references to “Antero,” the” Company,” “we,” “us,” and “our” refer to Antero Resources Corporation and its subsidiaries, unless otherwise indicated or the context otherwise requires.

Our Company

Antero is an independent oil and natural gas company engaged in the exploration, development, and production of natural gas, NGLs, and oil properties located in the Appalachian Basin.  We focus on unconventional reservoirs, which can generally be characterized as fractured shale formations.  Our management team has worked together for many years and has a successful track record of reserve and production growth as well as significant expertise in unconventional resource plays.  Our strategy is to leverage our team’s experience delineating and developing natural gas resource plays to profitably grow our reserves and production, primarily on our existing multi-year inventory of drilling locations.

We have assembled a portfolio of long-lived properties that are characterized by what we believe to be low geologic risk and repeatability.  Our drilling opportunities are focused in the Marcellus Shale and Utica Shale of the Appalachian Basin.  As of March 31, 2019, we held approximately 604,000 net acres of rich gas and dry gas properties located in the Appalachian Basin in West Virginia and Ohio.  Our corporate headquarters are in Denver, Colorado.

We operate in the following industry segments: (i) the exploration, development, and production of natural gas, NGLs, and oil; (ii) marketing of excess firm transportation capacity; and (iii) our equity method investment in Antero Midstream Corporation.  All of our operations are conducted in the United States.  As described below and elsewhere in this Quarterly Report on Form 10-Q, effective March 13, 2019, the results of Antero Midstream Partners are no longer consolidated in Antero’s results.

Address, Internet Website and Availability of Public Filings

Our principal executive offices are located at 1615 Wynkoop Street, Denver, Colorado 80202, and our telephone number is (303) 357-7310.  Our website is located at www.anteroresources.com.

We furnish or file with the SEC our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K.  We make these documents available free of charge at www.anteroresources.com under the “Investors– SEC Filings” section as soon as reasonably practicable after they are furnished or filed with the SEC.

Information on our website is not incorporated into this Quarterly Report on Form 10-Q or our other filings with the SEC and is not a part of them.

2019 Developments and Highlights

Closing of Simplification Transaction

On March 12, 2019, Antero Midstream Corporation and Antero Midstream Partners completed the Transactions contemplated by the previously announced Simplification Agreement, pursuant to which (i) Antero Midstream GP LP was converted from a limited partnership to a corporation under the laws of the State of Delaware and changed its name to Antero Midstream Corporation, and (ii) an indirect, wholly owned subsidiary of Antero Midstream Corporation was merged with and into Antero

Midstream Partners, with Antero Midstream Partners surviving the merger as an indirect, wholly owned subsidiary of Antero Midstream Corporation.  In connection with the Transactions, we received $297 million in cash and 158.4 million shares of Antero Midstream Corporation’s common stock, par value $0.01 per share, in exchange for the 98,870,335 common units representing limited partner interests in Antero Midstream Partners owned immediately prior to the Closing.

Prior to the Transactions, our ownership of Antero Midstream Partners common units represented approximately a 53% limited partner interest in Antero Midstream Partners, and we consolidated Antero Midstream Partners’ financial position and results of operations into our consolidated financial statements.  The Transactions resulted in the exchange of the limited partner interest we owned in Antero Midstream Partners for common stock of Antero Midstream Corporation representing a 31% interest.  Thus, effective March 13, 2019, we no longer consolidate Antero Midstream Corporation or Antero Midstream Partners in our consolidated financial statements and will account for our interest in Antero Midstream Corporation using the equity method of accounting starting with our financial statements for the first quarter of 2019.  For more information, please see Note 3 to the unaudited condensed consolidated financial statements.

Production and Financial Results

For the three months ended March 31, 2019, our net production totaled 279 Bcfe, or 3,099 MMcfe per day, a 30% increase compared to 214 Bcfe, or 2,376 MMcfe per day, for the three months ended March 31, 2018.  Production increases resulted from an increase in the number of producing wells as a result of our drilling and completion activity.  Our average price received for production, before the effects of gains on settled commodity derivatives, for the three months ended March 31, 2019 was $3.65 per Mcfe compared to $3.56 per Mcfe for the three months ended March 31, 2018.  Our average realized price after the effects of gains on settled commodity derivatives was $4.00 per Mcfe for the three months ended March 31, 2019 compared to $4.04 per Mcfe for the three months ended March 31, 2018.

For the three months ended March 31, 2019, we generated consolidated cash flows from operations of $539 million, a consolidated net income of $979 million, and Adjusted EBITDAX of $443 million.  This compares to consolidated cash flows from operations of $542 million, a consolidated net income of $15 million, and Adjusted EBITDAX of $488 million for the three months ended March 31, 2018.  See “—Non-GAAP Financial Measures” for a definition of Adjusted EBITDAX and a reconciliation of Adjusted EBITDAX to net income.  “Stand-alone” data represents information for Antero on an unconsolidated basis, reflecting Antero’s investment in Antero Midstream Partners under the equity method of accounting.

Consolidated net income attributable to Antero Resources of $979 million for the three months ended March 31, 2019 increased from consolidated net income attributable to Antero Resources of $15 million primarily because of (i) a gain on deconsolidation of Antero Midstream Partners of $1.4 billion, (ii) commodity derivative fair value losses of $77 million, comprised of gains on settled derivatives of $97 million and a non-cash loss of $174 million on changes in the fair value of commodity derivatives, (iii) a non-cash charge of $9 million for equity-based compensation, (iv) a non-cash charge of $81 million for impairments of unproved properties and, (v) a non-cash deferred tax expense of $289 million.

Adjusted EBITDAX decreased from $488 million for the three months ended March 31, 2018 to $443 million for the three months ended March 31, 2019 a decrease of 9%.

Consolidated cash flows from operations decreased from $542 million for the three months ended March 31, 2018 to $539 million for the three months ended March 31, 2019, and stand-alone cash flows from operations decreased from $498 million for the three months ended March 31, 2018 to $485 million for the three months ended March 31, 2019.

2019 Capital Budget and Capital Spending

Our exploration and production capital budget for 2019 is a range of $1.4 billion to $1.6 billion, which includes: $1.3 billion to $1.45 billion for drilling and completion and $75 million to $100 million for leasehold expenditures.  We do not include acquisitions in our capital budget.  We periodically review our capital expenditures and adjust our budget and its allocation based on liquidity, drilling results, leasehold acquisition opportunities, and commodity prices.

For the three months ended March 31, 2019, our consolidated capital expenditures were approximately $472 million, including drilling and completion costs of $369 million, leasehold acquisitions of $27 million, and other capital expenditures of $3 million.  In addition, capital expenditures for the three months ended March 31, 2019, included gathering and compression expenditures of $48 million, water handling and treatment expenditures of $24 million and $25 million of costs invested by Antero Midstream Partners in the Joint Venture.  These expenditures relate to the period prior to deconsolidation.

Hedge Position

As of March 31, 2019, we had fixed price swap contracts for 1.3 Tcf of our projected natural gas production at a weighted average index price of $3.05 per MMBtu, including contracts for the remainder of 2019 of approximately 208 Bcf of natural gas.

We had fixed price NGL contracts for 62,000 metric tonnes of propane at a weighted average index price of $435.79/MT for the month of April 2019.  Additionally, we have collar agreements for April 2019 through December 2019 for 433 Bcf of our projected natural gas production at a weighted average floor and ceiling of $2.50 and $3.37, respectively.  We also had NGL contracts for 183,000 Bbls of propane for April 1, 2019 through March 31, 2020 that fix the Mont Belvieu Propane index price at 50% of WTI.  These include contracts for the remainder of 2019 of approximately 138,000 Bbls of propane.

We believe our hedge position provides some certainty to cash flows supporting our future operations and capital spending plans.  As of March 31, 2019, the estimated fair value of our commodity derivative contracts was approximately $432 million.

Credit Facility

As of March 31, 2019, our borrowing base under the Credit Facility was $4.5 billion and lender commitments were $2.5 billion.  Each of these amounts were reaffirmed in the annual redetermination in April 2019.  The maturity date of the Credit Facility is the earlier of (i) October 26, 2022 and (ii) the date that is 91 days prior to the earliest stated redemption date of any series of our senior notes, unless such series of notes is refinanced.  The borrowing base under our Credit Facility is redetermined annually and is based on the estimated future cash flows from our proved oil and gas reserves and our commodity derivative positions.  The next redetermination is scheduled to occur in April 2020.  At March 31, 2019, we had $50 million of borrowings, with a weighted average interest rate of 3.75%, and $687 million of letters of credit outstanding under the Credit Facility.  See “—Debt Agreements and Contractual Obligations—Senior Secured Revolving Credit Facility” for a description of the Credit Facility.

Results of Operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2019

The Company has three operating segments: (1) the exploration, development and production of natural gas, NGLs, and oil; (2) marketing and utilization of excess firm transportation capacity gathering and processing; and (3) equity method investment in Antero Midstream Corporation.  Revenues from Antero Midstream Corporation’s operations were primarily derived from intersegment transactions for services provided to our exploration and production operations by Antero Midstream Partners.  All intersegment transactions were eliminated upon consolidation, including revenues from water handling and treatment services provided by Antero Midstream Partners, which were capitalized as proved property development costs by Antero.  Through March 12, 2019, the results of Antero Midstream Partners were included in the consolidated financial statements of Antero.  Effective March 13, 2019, the results of Antero Midstream Partners are no longer consolidated in Antero’s results; however, the Company’s segment disclosures include the segments of our unconsolidated affiliates due to their significance to the Company’s operations.  See Note 3 to the unaudited condensed consolidated financial statements for further discussion on the Transactions and Note 17 to the unaudited condensed consolidated financial statements for disclosures on the Company’s reportable segments.  Marketing revenues are primarily derived from activities to purchase and sell third-party natural gas and NGLs and to market and utilize excess firm transportation capacity.

The operating results of the Company’s reportable segments were as follows for the three months ended March 31, 2018 and 2019 (in thousands):

	Exploration and production	Marketing	Antero Midstream Corporation	Elimination of intersegment transactions	Consolidated total
Three months ended March 31, 2018:
Operating revenues and other:
Natural gas sales	$497,663	—	—	—	497,663
Natural gas liquids sales	234,170	—	—	—	234,170
Oil sales	30,273	—	—	—	30,273
Commodity derivative fair value gains	22,437	—	—	—	22,437
Gathering, compression, and water handling and treatment	—	—	229,591	(224,656)	4,935
Marketing	—	144,389	—	—	144,389
Marketing derivative fair value gains	—	94,234	—	—	94,234
Other income	5,875	—	—	(5,875)	—
Total	$790,418	238,623	229,591	(230,531)	1,028,101

Operating expenses:
Lease operating	$31,262	—	54,872	(59,412)	26,722
Gathering, compression, processing, and transportation	384,345	—	11,368	(103,775)	291,938
Production and ad valorem taxes	24,807	—	1,016	—	25,823
Marketing	—	195,739	—	—	195,739
Exploration	1,885	—	—	—	1,885
Impairment of unproved properties	50,536	—	—	—	50,536
Accretion of asset retirement obligations	656	—	34	—	690
Depletion, depreciation, and amortization	195,588	—	32,656	—	228,244
General and administrative (excluding equity-based compensation)	31,475	—	8,244	(845)	38,874
Equity-based compensation	14,945	—	6,211	—	21,156
Change in fair value of contingent acquisition consideration	—	—	3,874	(3,874)	—
Total	735,499	195,739	118,275	(167,906)	881,607
Operating income	$54,919	42,884	111,316	(62,625)	146,494

Equity in earnings of unconsolidated affiliates	$—	—	7,862	—	7,862

	Exploration and production	Marketing	Equity Method Investment in Antero Midstream Corporation	Elimination of intersegment transactions and unconsolidated affiliates	Consolidated total
Three months ended March 31, 2019:
Operating revenues and other
Natural gas sales	$657,266	—	—	—	657,266
Natural gas liquids sales	313,685	—	—	—	313,685
Oil sales	48,052	—	—	—	48,052
Commodity derivative fair value losses	(77,368)	—	—	—	(77,368)
Gathering, compression, and water handling and treatment	—	—	55,889	(51,410)	4,479
Marketing	—	91,186	—	—	91,186
Other income	1,758	—	(1,781)	130	107
Total	$943,393	91,186	54,108	(51,280)	1,037,407

Operating expenses:
Lease operating	$42,969	—	11,815	(13,052)	41,732
Gathering, compression, processing, and transportation	535,015	—	2,935	(113,421)	424,529
Production and ad valorem taxes	34,738	—	232	708	35,678
Marketing	—	163,084	—	—	163,084
Exploration	126	—	—	—	126
Impairment of unproved properties	81,244	—	—	—	81,244
Impairment of gathering systems and facilities	—	—	6,982	—	6,982
Depletion, depreciation, and amortization	218,494	—	7,650	14,057	240,201
Accretion of asset retirement obligations	913	—	10	53	976
General and administrative (excluding equity-based compensation)	43,482	—	1,594	14,223	59,299
Equity-based compensation	6,426	—	590	1,887	8,903
Change in fair value of contingent acquisition consideration	—	—	1,049	(1,049)	—
Contract termination and rig stacking	8,360	—	—	—	8,360
Total	971,767	163,084	32,857	(96,594)	1,071,114
Operating income (loss)	$(28,374)	(71,898)	21,251	45,314	(33,707)

Equity in earnings of unconsolidated affiliates	$1,817	—	2,880	9,384	14,081

Exploration and Production Segment Results for the Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2019

The following table sets forth selected operating data of the exploration and production segment for the three months ended March 31, 2018 compared to the three months ended March 31, 2019:

	Three months ended March 31,		Amount of Increase	Percent
(Exploration and Production segment)	2018	2019	(Decrease)	Change
Production data:
Natural gas (Bcf)	158	199	41	26%
C2 Ethane (MBbl)	3,029	3,509	480	16%
C3+ NGLs (MBbl)	5,693	8,794	3,101	54%
Oil (MBbl)	530	1,017	488	92%
Combined (Bcfe)	214	279	65	30%
Daily combined production (MMcfe/d)	2,376	3,099	722	30%
Average prices before effects of derivative settlements (1):
Natural gas (per Mcf)	$3.14	$3.30	$0.16	5%
C2 Ethane (per Bbl)	$8.94	$10.12	$1.18	13%
C3+ NGLs (per Bbl)	$36.38	$31.63	$(4.75)	(13)%
Oil (per Bbl)	$57.14	$47.23	$(9.91)	(17)%
Weighted Average Combined (per Mcfe)	$3.56	$3.65	$0.09	3%
Average realized prices after effects of derivative settlements (1):
Natural gas (per Mcf)	$3.85	$3.79	$(0.05)	(1)%
C2 Ethane (per Bbl)	$8.94	$10.12	$1.18	13%
C3+ NGLs (per Bbl)	$35.17	$31.59	$(3.57)	(10)%
Oil (per Bbl)	$51.12	$47.23	$(3.89)	(8)%
Weighted Average Combined (per Mcfe)	$4.04	$4.00	$(0.04)	(1)%
Average Costs (per Mcfe):
Lease operating	$0.15	$0.15	$0.01	5%
Gathering, compression, processing, and transportation	$1.80	$1.92	$0.12	7%
Production and ad valorem taxes	$0.12	$0.12	$0.01	7%
Depletion, depreciation, amortization, and accretion	$0.91	$0.78	$(0.13)	(14)%
General and administrative (excluding equity-based compensation)	$0.15	$0.16	$0.01	6%

(1)

Average sales prices shown in the table reflect both the before and after effects of our settled commodity derivatives.  Our calculation of such after effects includes gains on settlements of commodity derivatives but does not include proceeds from derivative monetizations, which do not qualify for hedge accounting because we do not designate or document them as hedges for accounting purposes.  Oil and NGLs production was converted at 6 Mcf per Bbl to calculate total Bcfe production and per Mcfe amounts.  This ratio is an estimate of the equivalent energy content of the products and does not necessarily reflect their relative economic value.

Natural gas sales.  Revenues from production of natural gas increased from $498 million for the three months ended March 31, 2018 to $657 million for the three months ended March 31, 2019, an increase of $160 million, or 32%.  Increased natural gas production volumes accounted for an approximate $129 million increase in year-over-year product natural gas revenues (calculated as the change in year-to-year volumes times the prior year average price), and changes in our prices, excluding the effects of derivative settlements, accounted for an approximate $31 million increase in year-over-year product revenues (calculated as the change in the year-to-year average price times current year production volumes).

NGLs sales.  Revenues from production of NGLs increased from $234 million for the three months ended March 31, 2018 to $314 million for the three months ended March 31, 2019, an increase of $80 million, or 34%.  Increased NGLs production volumes accounted for an approximate $117 million increase in year-over-year product NGLs revenues (calculated as the change in year-to-year volumes times the prior year average price), and changes in our prices, excluding the effects of derivative settlements, accounted for an approximate $37 million decrease in year-over-year product revenues (calculated as the change in the year-to-year average price times current year production volumes).

Oil sales.  Revenues from production of oil increased from $30 million for the three months ended March 31, 2018 to $48 million for the three months ended March 31, 2019, an increase of $18 million, or 59% due to increases in production partially offset by decreased prices.

During the three months ended March 31, 2018 and 2019, our natural gas prices and revenues were negatively affected by contractual issues with certain of our customers.  For more information on these disputes, please see Note 14 to the unaudited condensed consolidated financial statements or “Item 1.  Legal Proceedings” included elsewhere in this Quarterly Report on Form 10-Q.

Commodity derivative fair value gains (losses).  To achieve more predictable cash flows, and to reduce our exposure to price fluctuations, we enter into fixed for variable price swap contracts, basis swap contracts and collar contracts when management believes that favorable future sales prices for our production can be secured.  Because we do not designate these derivatives as accounting hedges, they do not receive hedge accounting treatment.  Consequently, all mark-to-market gains or losses, as well as cash receipts or payments on settled derivative instruments, are recognized in our statements of operations.  For the three months ended March 31, 2018 and 2019, our commodity hedges resulted in derivative fair value gains of $22 million and losses of $77 million, respectively.  The commodity derivative fair value gains (losses) included $101 million and $97 million of gains on cash settled derivatives for the three months ended March 31, 2018 and 2019, respectively.

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

Other income (expense).  Other income (expense) decreased from $6 million for the three months ended March 31, 2018 to $2 million for the three months ended March 31, 2019.

Lease operating expense.  Lease operating expense increased from $31 million for the three months ended March 31, 2018 to $43 million for the three months ended March 31, 2019, an increase of 37%.  This increase is primarily due to a 30% increase in production.  On a per unit basis, lease operating expenses remained relatively constant at $0.15 per Mcfe for the three months ended March 31, 2018 and 2019.

Gathering, compression, processing, and transportation expense.  Gathering, compression, processing, and transportation expense increased from $384 million for the three months ended March 31, 2018 to $535 million for the three months ended March 31, 2019.  This is primarily a result of the increase in production.  On a per Mcfe basis, total gathering, compression, processing and transportation expenses increased from $1.80 per Mcfe for the three months ended March 31, 2018 to $1.92 per Mcfe for the three months ended March 31, 2019, primarily as a result of increases in processing costs due to the Mariner East 2 pipeline that was placed into service in February 2019.  In addition, our fees paid to Antero Midstream Partners increased as our production growth required the use of more compression.

Production and ad valorem tax expense.  Total production and ad valorem taxes increased from $25 million for the three months ended March 31, 2018 to $35 million for the three months ended March 31, 2019 as a result of an increase in production revenues.  On a per Mcfe basis, production and ad valorem taxes remained relatively constant at $0.12 per Mcfe for the three months ended March 31, 2018 and 2019.  Production and ad valorem taxes as a percentage of natural gas, NGLs, and oil revenues increased slightly from 3.3% for the three months ended March 31, 2018 to 3.4% for the three months ended March 31, 2019.

Exploration expense.  Exploration expense representing expenses incurred for unsuccessful lease acquisition efforts decreased from $2 million for the three months ended March 31, 2018 to less than $1 million for the three months ended March 31, 2019 as leasing activities declined.

Impairment of unproved properties.  Impairment of unproved properties increased from $51 million for the three months ended March 31, 2018 to $81 million for the three months ended March 31, 2019.  The increase was primarily due to the impairment of certain acreage in the Marcellus Shale of soon-to-be expiring leases outside of our primary area of development.  We charge impairment expense for expired or soon-to-be expired leases when we determine they are impaired based on factors such as remaining lease terms, reservoir performance, commodity price outlooks, and future plans to develop the acreage.

Depletion, depreciation, and amortization expense (“DD&A”).  DD&A expense increased from $196 million for the three months ended March 31, 2018 to $218 million for the three months ended March 31, 2019, primarily due to increased production.  DD&A per Mcfe decreased from $0.91 per Mcfe during the three months ended March 31, 2018 to $0.78 per Mcfe during the three months ended March 31, 2019, primarily due to increased oil and gas reserve volumes in proportion to our cost basis.  As a result of the deconsolidation, our oil and gas reserves have been redetermined on a stand-alone basis, which will impact DD&A after March 12, 2019.

We evaluate the carrying amount of our proved natural gas, NGLs, and oil properties for impairment on a geological reservoir basis whenever events or changes in circumstances indicate that a property’s carrying amount may not be recoverable.  If the carrying amount exceeded the estimated undiscounted future net cash flows (measured using futures prices at the end of a quarter), we would further evaluate our proved properties and record an impairment charge if the carrying amount of our proved properties exceeded the estimated fair value of the properties.  As estimated future net cash flows were higher than the carrying values of our proved properties at March 31, 2019, we did not further evaluate our proved properties for impairment.

General and administrative expense.  General and administrative expense (excluding equity-based compensation expense) increased from $31 million for the three months ended March 31, 2018 to $43 million for the three months ended March 31, 2019, primarily due to $6.3 million in legal and other expenses related to the Transactions, as well as increases in employee related expenses.  On a per-unit basis, general and administrative expense excluding equity-based compensation increased by 6%, from $0.15 per Mcfe during the three months ended March 31, 2018 to $0.16 per Mcfe during the three months ended March 31, 2019 as the increase in expenses from 2018 to 2019 was nearly offset by a 30% increase in production.  We had 594 employees as of March 31, 2018 and 619 employees as of March 31, 2019.

Equity-based compensation expense.  Noncash equity-based compensation expense decreased from $15 million for the three months ended March 31, 2018 to $6 million for the three months ended March 31, 2019 as a result of equity award forfeitures, as well as a decrease in the total value of awards to officers and employees in 2018 as compared to 2017.  When an equity award is forfeited, expense previously recognized for the award is reversed.  See Note 9 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information on equity-based compensation awards.

Contract termination and rig stacking.  We incurred contract termination and rig stacking costs of $8.4 million during the three months ended March 31, 2019, representing fees incurred upon the delay or cancellation of drilling and completion contracts with third-party contractors in the first quarter of 2019 in order to align our drilling and completion activity level with our 2019 capital budget.

Discussion of Antero Midstream Corporation Segment for the Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2019

Through March 12, 2019, the results of Antero Midstream Partners were included in the consolidated financial statements of Antero.  Effective March 13, 2019, the results of Antero Midstream Partners were no longer consolidated in Antero’s results.  See Note 3 to the unaudited condensed consolidated financial statements for further discussion on the Transactions.  The three months ended March 31, 2018 include a full quarter of results of Antero Midstream Partners while the three months ended March 31, 2019 include partial results of Antero Midstream Partners through March 12, 2019.

Antero Midstream Corporation.  Revenue from the Antero Midstream Corporation segment increased from $230 million for the three months ended March 31, 2018 to $274 million for the three months ended March 31, 2019, an increase of $44 million, or 19%, due to an increase in wells services by Antero Midstream Partners’ system as well as new gathering lines and compressor stations place into service.  Total operating expenses related to the segment increased from $118 million for the three months ended March 31, 2018 to $138 million for the three months ended March 31, 2019 primarily due to an increase in other fluid handling volumes.

In addition, Antero Midstream Partners had equity in earnings of unconsolidated affiliates of $8 million and $3 million for the three months ended March 31, 2018 and 2019, respectively.

Discussion of the Marketing Segment for the Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2019

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

Marketing revenues were $144 million and $91 million and expenses of $196 million and $163 million for the three months ended March 31, 2018 and 2019, respectively, related to these activities.

Marketing expenses include firm transportation costs related to current excess capacity as well as the cost of third-party purchased gas and NGLs.  This includes firm transportation costs of $35 million and $68 million for the three months ended March 31, 2018 and 2019, respectively, which increased due to increased excess capacity charges related to new firm transportation lines being placed into service in late 2018 and in the first quarter of 2019.  Additionally, the marketing segment recorded a fair value gain of $94 million in the three months ended March 31, 2018 and 2019 related to several natural gas purchase and sales contracts which were determined to be derivative instruments.  See Note 11 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information on marketing derivative fair value gains (losses).

Operating losses on our marketing activities were $43 million and $72 million, or $0.24 per Mcfe and $0.26 per Mcfe, for the three months ended March 31, 2018 and 2019, respectively.

Discussion of Items Not Allocated to Segments for the Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2019

Interest expense.  Interest expense increased from $64 million for the three months ended March 31, 2018 to $72 million for the three months ended March 31, 2019, due to increased interest rates on Credit Facility borrowings.  Interest expense includes approximately $3.2 million and $3.1 million of non-cash amortization of deferred financing costs for the three months ended March 31, 2018 and 2019, respectively. Interest expense related to stand-alone Antero was $55 million for the three months ended March 31, 2019.

Income tax expense.  Income tax expense increased from a deferred tax expense of $9 million, an effective tax rate of 10%, for the three months ended March 31, 2018 to $288 million of deferred tax expense and $1 million of current tax expense for the three months ended March 31, 2019, an effective tax rate of 22%, for the three months ended March 31, 2019.  The increase was primarily a result of the Transactions and the associated deconsolidation of Antero Midstream Partners.

At December 31, 2018, we had significant NOLs for U.S. federal and state income tax purposes.  We expect to utilize a large portion of our NOLs to offset the taxable gain from the Transactions.  Future interpretations of existing tax laws that vary from our current interpretation, and possible changes to state tax laws in response to the recently enacted federal legislation, may have a significant effect on our future taxable position.  The impact of any such change would be recorded in the period in which such interpretation is received or legislation is enacted.

Capital Resources and Liquidity

Our primary sources of liquidity have been through net cash provided by operating activities including proceeds from derivatives, borrowings under our Credit Facility, issuances of debt and equity securities, and asset sales.  Our primary use of cash has been for the exploration, development, and acquisition of oil and natural gas properties, as well as for development of gathering and compression systems and facilities, and fresh water handling and wastewater treatment infrastructure through March 12, 2019.  As we pursue the development of our reserves, we continually monitor what capital resources, including equity and debt financings, are available to meet our future financial obligations, planned capital expenditure activities, and liquidity requirements.  Our future success in growing our proved reserves and production will be highly dependent on net cash provided by operating activities and the capital resources available to us.

As of March 31, 2019, we believe that funds from operating cash flows and available borrowings under the Credit Facility or capital market transactions will be sufficient to meet our cash requirements, including normal operating needs, debt service obligations, capital expenditures, and commitments and contingencies for at least the next 12 months.  For more information on our outstanding indebtedness, see Note 7 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

The following table summarizes our cash flows for the three months ended March 31, 2018 and 2019:

	Three Months Ended March 31,		Increase
(in thousands)	2018	2019	(Decrease)
Net cash provided by operating activities	$541,549	539,004	(2,545)
Net cash used in investing activities	(563,569)	(204,817)	358,752
Net cash provided by financing activities	16,732	285,345	268,613
Effect of deconsolidation of Antero Midstream Partners LP	—	(619,532)	(619,532)
Net decrease in cash and cash equivalents	$(5,288)	—	5,288

The Company's condensed consolidated cash flow statements for the three months ended March 31, 2018 and March 31, 2019 includes the cash flows related to Antero Midstream Corporation.  Effective March 13, 2019, the Company's cash flows include only the operating, investing and financing activities related to Antero and; therefore, the cash flows for the three months ended March 31, 2018 and 2019 are not representative of the expected future cash flows of the Company.

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $542 million and $539 million for the three months ended March 31, 2018 and 2019, respectively.

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

Cash Flows Used in Investing Activities

During the three months ended March 31, 2018 and 2019, we used cash flows in investing activities of $564 million and $205 million, respectively, primarily as a result of our capital expenditures for drilling, development, and acquisitions.  In addition, cash flows in investing activities included expenditures of Antero Midstream Partners related to construction of midstream and water handling and treatment infrastructure and investments in joint ventures through March 12, 2019.  Effective March 13, 2019, these expenditures are no longer consolidated in Antero’s results.

Cash flows used in investing activities decreased from $564 million for the three months ended March 31, 2018 to $205 million for the three months ended March 31, 2019, primarily due capital expenditures during the three months ended March 31, 2019 being partially offset by $297 million in proceeds received in connection with the Transactions.  See Note 3 to the unaudited condensed consolidated financial statements for further discussion on the Transactions.  Total capital expenditures for oil and gas properties decreased from $409 million during the three months ended March 31, 2018 to $396 million during the three months ended March 31, 2019.  Capital expenditures for water handling and treatment systems decreased $16 million from $40 million for the three months ended March 31, 2018 to $24 million for the period ended March 12, 2019, and capital expenditures for gathering and compression systems decreased $45 million from $94 million to $48 million for the period ended March 12, 2019.  Additionally, investments in joint ventures by Antero Midstream Partners increased $8 million from $17 million during the three months ended March 31, 2018 to $25 million during the period ended March 12, 2019.

Our consolidated exploration and production capital budget for 2019 is a range of $1.4 billion to $1.6 billion, which includes: $1.3 billion to $1.45 billion for drilling and completion and $75 million to $100 million for leasehold expenditures.  Our capital budget may be adjusted as business conditions warrant as the amount, timing, and allocation of capital expenditures is largely discretionary and within our control.  If natural gas, NGLs, and oil prices decline to levels that do not generate an acceptable level of corporate returns, or costs increase to levels that do not generate an acceptable level of corporate returns, we may defer a significant portion of our budgeted capital expenditures until later periods to achieve the desired balance between sources and uses of liquidity, and to prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flows.  We routinely monitor and adjust our capital expenditures in response to changes in commodity prices, availability of financing, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, success or lack of success in drilling activities, contractual obligations, internally generated cash flows, and other factors both within and outside our control.

Cash Flows Provided by Financing Activities

During the three months ended March 31, 2018 and 2019, net cash flows provided by financing activities increased from $17 million to $285 million primarily as a result of the issuance of senior notes by Antero Midstream Partners prior to the deconsolidation, partially offset by net repayments on our Credit Facility and Antero Midstream Partners’ credit facility.

Net borrowings (repayments) on our Credit Facility and Antero Midstream Partners’ credit facility changed from net borrowings of $75 million during the three months ended March 31, 2018 to net repayments of $270 million during the three months ended March 31, 2019.

Debt Agreements and Contractual Obligations

Senior Secured Revolving Credit Facility.  Our Credit Facility is with a consortium of bank lenders.  Borrowings under the Credit Facility are subject to borrowing base limitations based on the collateral value of our assets and are subject to regular annual redeterminations.  At March 31, 2019, the borrowing base was $4.5 billion and lender commitments were $2.5 billion.  Each of these amounts were reaffirmed in the annual redetermination in April 2019.  The next redetermination of the borrowing base is scheduled to occur by the end of April 2020.  At March 31, 2019, we had $50 million of borrowings with a weighted average interest rate of 3.75% and $687 million of letters of credit outstanding under the Credit Facility.  At December 31, 2018, we had $405 million of borrowings and $685 million of letters of credit outstanding under the Credit Facility, with a weighted average interest rate of 3.95%.  The maturity date of the Credit Facility is the earlier of (i) October 26, 2022 and (ii) the date that is 91 days prior to the earliest stated redemption date of any series of our senior notes, unless such series of senior notes is refinanced.

Under the Credit Facility, “Investment Grade Period” is a period that, as long as no event of default has occurred, commences when Antero elects to give notice to the Administrative Agent that Antero has received at least one of either (i) a BBB- or better rating from Standard and Poor’s or (ii) a Baa3 or better rating from Moody’s (an “Investment Grade Rating”).  An Investment Grade Period can end at Antero’s election.  During any period that is not an Investment Grade Period, the Credit Facility requires Antero and its restricted subsidiaries to maintain the following two financial ratios as of the end of each fiscal quarter:

•

a current ratio, which is the ratio of our current assets (including any unused borrowing base under the facilities and excluding derivative assets) to our current liabilities (excluding derivative liabilities and lease liabilities), of not less than 1.0 to 1.0; and

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

We were in compliance with the applicable covenants and ratios as of December 31, 2018 and March 31, 2019.  The actual borrowing capacity available to us may be limited by the financial ratio covenants.  At March 31, 2019, our current ratio was 4.93 to 1.0 (based on the $4.5 billion borrowing base under the Credit Facility) and our interest coverage ratio was 8.93 to 1.0.

For more information on the terms, conditions, and restrictions under the Credit Facility, please refer to our 2018 Form 10-K.

Senior Notes.  Please refer to Note 7 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and to “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2018 for information on our senior notes.

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

Contractual Obligations.  A summary of our contractual obligations as of March 31, 2019 is provided in the table below.  Future capital contributions to unconsolidated affiliates are excluded from the table as neither the amounts nor the timing of the obligations can be determined in advance.

	Remainder	Year ended December 31,
(in millions)	of 2019	2020	2021	2022	2023	2024	Thereafter	Total
Recorded contractual obligations:
Credit Facility (1)	$—	—	50	—	—	—	—	50
Antero senior notes—principal (2)	—	—	1,000	1,100	750	—	600	3,450
Antero senior notes—interest (2)	167	182	155	129	51	30	30	744
Operating leases, including imputed interest (3)	309	396	349	360	378	392	1,251	3,435
Finance leases, including imputed interest (3)	—	1	1	1	—	—	—	3
Asset retirement obligations (4)	—	—	—	—	—	—	53	53
Unrecorded contractual obligations:
Firm transportation (5)	824	1,113	1,090	1,037	1,025	984	7,775	13,848
Processing, gathering, and compression services (6)	41	55	54	54	48	48	66	366
Land payment obligations (7)	9	6	3	—	—	—	—	18
Total	$1,350	1,753	2,702	2,681	2,252	1,454	9,775	21,967

(1)

Includes outstanding principal amounts at March 31, 2019.  This table does not include future commitment fees, interest expense, or other fees on our Credit Facility because they are floating rate instruments and we cannot determine with accuracy the timing of future loan advances, repayments, or future interest rates to be charged.  The maturity date of the Credit Facility is the earlier of (i) October 26, 2022 and (ii) the date that is 91 days prior to the earliest stated redemption of any series of Antero’s senior notes, unless such series of notes is refinanced.

(2)	Our senior notes include the 5.375% notes due 2021, the 5.125% notes due 2022, the 5.625% notes due 2023, and the 5.00% notes due 2025.
(3)

Includes contracts for services provided by drilling rigs and completion fleets, processing, gathering and compression services agreements and office and equipment leases.  The values in the table represent the gross amounts that we are committed to pay; however, we will record in our financial statements our proportionate share of costs based on our working interests.  See Note 12 to the unaudited condensed consolidated financial statements for more information on the Company’s operating and finance leases.

(4)

Represents the present value of our estimated asset retirement obligations.  Neither the ultimate settlement amounts nor the timing of our asset retirement obligations can be precisely determined in advance; however, we believe it is likely that a very small amount of these obligations will be settled within the next five years.

(5)

Includes firm transportation agreements with various pipelines in order to facilitate the delivery of our production to market.  These contracts commit us to transport minimum daily natural gas or NGLs volumes at negotiated rates, or pay for any deficiencies at specified reservation fee rates.  The amounts in this table reflect our minimum daily volumes at the reservation fee rates.  The values in the table represent the gross amounts that we are committed to pay; however, we will record in our financial statements our proportionate share of costs based on our working interests. None of these agreements were determined to be leases.

(6)

Contractual commitments for processing, gathering, and compression services agreements represent minimum commitments under long-term agreements.  This includes fees to be paid to the Joint Venture owned by Antero Midstream Partners and MarkWest. The values in the table represent the gross amounts that we are committed to pay; however, we will record in our financial statements our proportionate share of costs based on our working interests.  The obligations determined to be leases are included within finance and operating leases in the table above.

(7)

Includes contractual commitments for land acquisition agreements.  The values in the table represent the minimum payments due under these arrangements.  None of these agreements were determined to be leases.

Non-GAAP Financial Measures

“Adjusted EBITDAX” is a non-GAAP financial measure that we define as net income or loss, including noncontrolling interests, before interest expense, interest income, gains or losses from commodity derivatives and marketing derivatives, but including net cash receipts or payments on derivative instruments included in derivative gains or losses other than proceeds from derivative monetizations, income taxes, impairment, depletion, depreciation, amortization, and accretion, exploration expense, equity-based compensation, gain or loss on early extinguishment of debt, contract termination and rig stacking costs, simplification transaction fees, and gain or loss on sale of assets.

Through March 12, 2019, the financial results of Antero Midstream Partners were included in the consolidated results of Antero.  Effective March 13, 2019, Antero no longer consolidates Antero Midstream Partners and accounts for its interest in Antero Midstream Corporation using the equity method of accounting (see Note 5 to the unaudited condensed consolidated financial statements).  Adjusted EBITDAX also includes distributions received with respect to limited partner interests in Antero Midstream Partners common units through March 12, 2019.

Adjusted EBITDAX as used and defined by us, may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with GAAP.  Adjusted EBITDAX should not be considered in isolation or as a substitute for operating income, net income or loss, cash flows provided by operating, investing, and financing activities, or other income or cash flow statement data prepared in accordance with GAAP.  Adjusted EBITDAX provides no information regarding our capital structure, borrowings, interest costs, capital expenditures, working capital movement, or tax position.  Adjusted EBITDAX does not represent funds available for discretionary use because those funds may be required for debt service, capital expenditures, working capital, income taxes, exploration expenses, and other commitments and obligations.  However, our management team believes Adjusted EBITDAX is useful to an investor in evaluating our financial performance because this measure:

•

is widely used by investors in the oil and natural gas industry to measure operating performance without regard to items excluded from the calculation of such term, which may vary substantially from company to company depending upon accounting methods and the book value of assets, capital structure, and the method by which assets were acquired, among other factors;

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

The following table represents a reconciliation of our net income (loss), including noncontrolling interest, to Adjusted EBITDAX and a reconciliation of our Adjusted EBITDAX to net cash provided by operating activities per our consolidated statements of cash flows, in each case, for the three months ended March 31, 2018 and 2019:

	Three months ended March 31,
(in thousands)	2018	2019
Reconciliation of net income to Adjusted EBITDAX:
Net income and comprehensive income attributable to Antero Resources Corporation	$14,833	978,763
Net income and comprehensive income attributable to noncontrolling interests	65,977	46,993
Commodity derivative fair value (gains) losses (1)	(22,437)	77,368
Gains on settled commodity derivatives (1)	101,341	97,092
Marketing derivative fair value gains (1)	(94,234)	—
Gains on settled marketing derivatives (1)	110,042	—
Gain on deconsolidation of Antero Midstream Partners LP	—	(1,406,042)
Interest expense	64,426	71,950
Income tax expense	9,120	288,710
Depletion, depreciation, amortization, and accretion	228,934	241,177
Impairment of unproved properties	50,536	81,244
Impairment of gathering systems and facilities	—	6,982
Exploration expense	1,885	126
Equity-based compensation expense	21,156	8,903
Equity in earnings of unconsolidated affiliates	(7,862)	(14,081)
Distributions from unconsolidated affiliates	7,085	12,605
Contract termination and rig stacking	—	8,360
Simplification transaction fees	—	6,297
	550,802	506,447

Net income and comprehensive income attributable to noncontrolling interests	(65,977)	(46,993)
Antero Midstream Partners interest expense (2)	(10,928)	(16,815)
Antero Midstream Partners depreciation, accretion of ARO and accretion of contingent consideration (2)	(36,340)	(21,770)
Antero Midstream Partners impairment	—	(6,982)
Antero Midstream Partners equity-based compensation expense (2)	(6,211)	(2,477)
Antero Midstream Partners equity in earnings of unconsolidated affiliates (2)	7,862	12,264
Antero Midstream Partners distributions from unconsolidated affiliates (2)	(7,085)	(12,605)
Equity in earnings of Antero Midstream Partners (2)	20,128	(15,021)
Distributions from Antero Midstream Partners (2)	36,088	46,469
Antero Midstream Partners related adjustments	(62,463)	(63,930)
Adjusted EBITDAX	$488,339	442,517

Reconciliation of our Adjusted EBITDAX to net cash provided by operating activities:
Adjusted EBITDAX	$488,339	442,517
Antero Midstream Partners related adjustments	62,463	63,930
Interest expense	(64,426)	(71,950)
Exploration expense	(1,885)	(126)
Changes in current assets and liabilities	56,089	109,065
Simplification transaction fees	—	(6,297)
Other	—	(9,216)
Other non-cash items	969	11,081
Net cash provided by operating activities	$541,549	539,004

(1)

The adjustments for the derivative fair value gains and losses and gains on settled derivatives have the effect of adjusting net income (loss) from operations for changes in the fair value of unsettled derivatives, which are recognized at the end of each accounting period.  As a result, derivative gains included in the calculation Adjusted EBITDAX only reflect derivatives that settled during the period.

(2)

Amounts reflected are net of any elimination adjustments for intercompany activity and include activity related to Antero Midstream Partners through March 12, 2019 (date of deconsolidation).  Effective March 13, 2019, Antero accounts for its unconsolidated investment in Antero Midstream Corporation using the equity method of accounting.  See Note 5 to the unaudited condensed consolidated financial statements for further discussion on equity method investments.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP.  The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used.  We evaluate our estimates and assumptions on a regular basis.  We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates and assumptions used in preparation of our consolidated financial statements.  Our more significant accounting policies and estimates include the successful efforts method of accounting for our production activities, estimates of natural gas, NGLs, and oil reserve quantities and standardized measures of future cash flows, and impairment of proved properties.  We provide an expanded discussion of our more significant accounting policies, estimates and judgments in our 2018 Form 10-K.  We believe these accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements.  Also, see Note 2 to the consolidated financial statements, included in our 2018 Form 10-K, for a discussion of additional accounting policies and estimates made by management.

We evaluate the carrying amount of our proved natural gas, NGLs, and oil properties for impairment on a geological reservoir basis whenever events or changes in circumstances indicate that a property’s carrying amount may not be recoverable.  Under GAAP for successful efforts accounting, if the carrying amount exceeded the estimated undiscounted future net cash flows (measured using futures prices), we would estimate the fair value of our proved properties and record an impairment charge for any excess of the carrying amount of the properties over the estimated fair value of the properties.  We compared estimated undiscounted future net cash flows using futures pricing for our Utica and Marcellus Shale properties to the carrying values of those properties.  Estimated undiscounted future net cash flows exceeded the carrying values at March 31, 2019, and thus, no further evaluation of our proved properties for impairment is required under GAAP.  As a result, we have not recorded any impairment expenses associated with our proved properties during the three months ended March 31, 2018 and 2019.

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any off balance sheet arrangements other than contractual obligations for firm transportation and processing, gathering, and compression services.  See “—Debt Agreements and Contractual Obligations—Contractual Obligations” for our commitments under these agreements.

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

Our financial hedging activities are intended to support natural gas, NGLs, and oil prices at targeted levels and to manage our exposure to natural gas, NGLs, and oil price fluctuations.  These contracts may include commodity price swaps whereby we will receive a fixed price and pay a variable market price to the contract counterparty, collars that set a floor and ceiling price for the hedged production, or basis differential swaps.  These contracts are financial instruments, and do not require or allow for physical delivery of the hedged commodity.  At March 31, 2019, our commodity derivatives included fixed price swaps, basis differential swaps and collars at index-based pricing.

At March 31, 2019, we had in place natural gas swaps and collars covering portions of our projected production through 2023.  Our commodity hedge position as of March 31, 2019 is summarized in Note 11 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.  Under the Credit Facility, we are permitted to hedge up to 75% of our projected production for the next 60 months.  We may enter into hedge contracts with a term greater than 60 months, and for no longer than 72 months, for up to 65% of our estimated production.  Based on our production and our fixed price swap contracts which settled during the three months ended March 31, 2019, our revenues would have decreased by approximately $12 million for each $0.10 decrease per MMBtu in natural gas prices and $1.00 decrease per Bbl in oil and NGLs prices, excluding the effects of changes in the fair value of our derivative positions which remain open at March 31, 2019.

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

Mark-to-market adjustments of derivative instruments cause earnings volatility but have no cash flow impact relative to changes in market prices until the derivative contracts are settled or monetized prior to settlement.  We expect continued volatility in the fair value of our derivative instruments.  Our cash flows are only impacted when the associated derivative contracts are settled or monetized by making or receiving payments to or from the counterparty.  At March 31, 2019, the estimated fair value of our commodity derivative instruments was a net asset of $432 million comprised of current assets and liabilities and noncurrent assets.  At December 31, 2018, the estimated fair value of our commodity derivative instruments was a net asset of $607 million comprised of current and noncurrent assets and liabilities.

By reducing price volatility from a portion of our expected production through December 2023, we have mitigated, but not eliminated, the potential negative effects of changing prices on our operating cash flows for those periods.  While mitigating the negative effects of falling commodity prices, these derivative contracts also limit the benefits we would receive from increases in commodity prices above the fixed hedge prices.

Counterparty and Customer Credit Risk

Our principal exposures to credit risk are through receivables resulting from the following: commodity derivative contracts ($436 million at March 31, 2019); and the sale of our natural gas, NGLs and oil production ($340 million at March 31, 2019), which we market to energy companies, end users, and refineries.

By using derivative instruments that are not traded on an exchange to hedge exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties.  Credit risk is the potential failure of a counterparty to perform under the terms of a derivative contract.  When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk.  To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions that management deems to be competent and competitive market makers.  The creditworthiness of our counterparties is subject to periodic review.  We have commodity hedges in place with sixteen different counterparties, fourteen of which are lenders under our Credit Facility.  The fair value of our commodity derivative contracts of approximately $432 million at March 31, 2019 included the following derivative assets by bank counterparty: Scotiabank - $77 million; Morgan Stanley - $74 million; Wells Fargo - $68 million; Citigroup - $58 million; JP Morgan - $57 million; Canadian Imperial Bank of Commerce - $45 million; BNP Paribas - $21 million; Bank of Montreal - $11 million; Natixis - $7 million; Toronto Dominion - $6 million; SunTrust - $6 million; and Capital One - $2 million.  The estimated fair value of our commodity derivative assets has been risk-adjusted using a discount rate based upon the counterparties’ respective published credit default swap rates (if available, or if not available, a discount rate based on the applicable Reuters bond rating) at March 31, 2019 for each of the European and American banks.  We believe that all of these institutions, currently, are acceptable credit risks.  Other than as provided by the Credit Facility, we are not required to provide credit support or collateral to any of our counterparties under our derivative contracts, nor are they required to provide credit support to us.  As of March 31, 2019, we did not have any past-due receivables from, or payables to, any of the counterparties to our derivative contracts.

We are also subject to credit risk due to the concentration of our receivables from several significant customers for sales of natural gas, NGLs, and oil.  We generally do not require our customers to post collateral.  The inability or failure of our significant customers to meet their obligations to us, or their insolvency or liquidation, may adversely affect our financial results.

Interest Rate Risks

Our primary exposure to interest rate risk results from outstanding borrowings under our Credit Facility.  The Credit Facility has a floating interest rate.  The average annualized interest rate incurred on the Credit Facility during the three months ended March 31, 2019 was approximately 4.38%.  We estimate that a 1.0% increase in each of the applicable average interest rates for the three months ended March 31, 2019 would have resulted in an estimated $0.7 million increase in interest expense.

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.  Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2019 at a level of reasonable assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.Legal Proceedings.

The information required by this item is included in Note 14 to our unaudited condensed consolidated financial statements and is incorporated herein.

Item 1A.  Risk Factors.

We are subject to certain risks and hazards due to the nature of the business activities we conduct.  For a discussion of these risks, see “Item 1A.  Risk Factors” in our 2018 Form 10-K.  The risks described in our 2018 Form 10-K could materially and adversely affect our business, financial condition, cash flows, and results of operations.  There have been no material changes to the risks described in our 2018 Form 10-K.  We may experience additional risks and uncertainties not currently known to us. Furthermore, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, cash flows, and results of operations.

Item 2.  Unregistered Sales of Equity Securities

Issuer Purchases of Equity Securities

The following table sets forth our share purchase activity for each period presented:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet be Purchased Under the Plan
January 1, 2019 - January 31, 2019	10,452	$10.94	—	N/A
February 1, 2019 - February 28, 2019	38,049	$8.83	—	N/A
March 1, 2019 - March 31, 2019	—	$—	—	N/A

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
4.1*

Fifth Supplemental Indenture related to the 5.375% Senior Notes due 2021, dated March 12, 2019, by and among Antero Resources Corporation, the several guarantors named therein and Wells Fargo Bank, National Association, as trustee.

4.2*

Third Supplemental Indenture related to the 5.125% Senior Notes due 2022, dated March 12, 2019, by and among Antero Resources Corporation, the several guarantors named therein and Wells Fargo Bank, National Association, as trustee.

4.3*

First Supplemental Indenture related to the 5.625% Senior Notes due 2023, dated March 12, 2019, by and among Antero Resources Corporation, the several guarantors named therein and Wells Fargo Bank, National Association, as trustee.

4.4*

First Supplemental Indenture related to the 5.0% Senior Notes due 2025, dated March 12, 2019, by and among Antero Resources Corporation, the several guarantors named therein and Wells Fargo Bank, National Association, as trustee.

10.1

Amendment No. 1 to the Voting Agreement by and between Antero Midstream GP LP and Antero Resources Corporation, dated as of March 11, 2019 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (Commission File No. 001-36120) filed on March 13, 2019).

10.2

Registration Rights Agreement, dated March 12, 2019, by and among Antero Midstream Corporation, Warburg Pincus Private Equity X O&G, L.P., Warburg Pincus X Partners, L.P., Warburg Pincus Private Equity VIII, LP, Warburg Pincus Netherlands Private Equity VIII C.V. I., WP-WPVIII Investors, L.P., Yorktown Energy Partners V, L.P., Yorktown Energy Partners VI, L.P., Yorktown Energy Partners VII, L.P., Yorktown Energy Partners VIII, L.P., Antero Resources Corporation, Arkrose Subsidiary Holdings LLC, Glen C. Warren, Jr., Canton Investment Holdings LLC, Paul M. Rady, Mockingbird Investments, LLC and the Employee Holders named in Schedule I thereto, acting severally (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (Commission File No. 001-36120) filed on March 13, 2019).

10.3†

Amended and Restated Water Services Agreement, dated as of February 12, 2019, by and between Antero Resources Corporation and Antero Water LLC (incorporated by reference to Exhibit 10.9 to Annual Report on Form 10-K (Commission File No. 001-36120) filed on February 13, 2019).

10.4*	Letter to Phantom Unitholders under the Antero Midstream Partners LP Long-Term Incentive Plan Regarding the Phantom Unit Exchange.
31.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350).
101*

The following financial information from this Quarterly Report on Form 10-Q of Antero Resources Corporation for the quarter ended March 31, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

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

ANTERO RESOURCES CORPORATION

By:	/s/ GLEN C. WARREN, JR.
Glen C. Warren, Jr.
President, Chief Financial Officer and Secretary

Date:	May 1, 2019