Form 10-Q
period 2019-09-30
ANTERO RESOURCES Corp
filed 2019-10-30
CIK 1433270

ensura

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The registrant had 304,270,444 shares of common stock outstanding as of October 25, 2019.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-Q includes “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward looking statements. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering these forward-looking statements, investors should keep in mind the risk factors and other cautionary statements in this Quarterly Report on Form 10-Q. These forward-looking statements are management’s belief, based on currently available information, as to the outcome and timing of future events.

Forward looking statements may include statements about:

●	business strategy;
●	reserves;
●	financial strategy, liquidity, and capital required for our development program;
●	natural gas, natural gas liquids (“NGLs”), and oil prices;
●	timing and amount of future production of natural gas, NGLs, and oil;
●	hedging strategy and results;
●	our ability to successfully complete our share repurchase program;
●	our ability to meet minimum volume commitments and to utilize or monetize our firm transportation commitments;
●	future drilling plans;
●	projected well costs and cost savings initiatives, including with respect to water handling and treatment services provided by Antero Midstream Corporation;
●	competition and government regulations;
●	pending legal or environmental matters;
●	marketing of natural gas, NGLs, and oil;
●	leasehold or business acquisitions;
●	costs of developing our properties;
●	operations of Antero Midstream Corporation;
●	general economic conditions;
●	credit markets;
●	expectations regarding the amount and timing of jury awards;
●	uncertainty regarding our future operating results; and
●	plans, objectives, expectations, and intentions.

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

PART I—FINANCIAL INFORMATION

ANTERO RESOURCES CORPORATION

Condensed Consolidated Balance Sheets

December 31, 2018 and September 30, 2019

(In thousands, except per share amounts)

		(Unaudited)
	December 31, 2018	September 30, 2019
Assets
Current assets:
Accounts receivable	$51,073	29,207
Accrued revenue	474,827	281,177
Derivative instruments	245,263	411,774
Other current assets	35,450	7,342
Total current assets	806,613	729,500
Property and equipment:
Oil and gas properties, at cost (successful efforts method):
Unproved properties	1,767,600	1,406,464
Proved properties	12,705,672	11,568,285
Water handling and treatment systems	1,013,818	—
Gathering systems and facilities	2,470,708	5,802
Other property and equipment	65,842	70,965
	18,023,640	13,051,516
Less accumulated depletion, depreciation, and amortization	(4,153,725)	(3,136,767)
Property and equipment, net	13,869,915	9,914,749
Operating leases right-of-use assets	—	3,230,148
Derivative instruments	362,169	405,180
Investments in unconsolidated affiliates	433,642	1,819,323
Other assets	47,125	21,388
Total assets	$15,519,464	16,120,288

Liabilities and Equity
Current liabilities:
Accounts payable	$66,289	32,496
Accounts payable, related parties	—	100,437
Accrued liabilities	465,070	392,726
Revenue distributions payable	310,827	231,152
Derivative instruments	532	—
Short-term lease liabilities	2,459	409,990
Other current liabilities	8,363	4,367
Total current liabilities	853,540	1,171,168
Long-term liabilities:
Long-term debt	5,461,688	3,703,828
Deferred income tax liability	650,788	916,031
Long-term lease liabilities	2,873	2,823,197
Other liabilities	63,098	59,366
Total liabilities	7,031,987	8,673,590
Commitments and contingencies (Notes 13 and 14)
Equity:
Stockholders' equity:
Preferred stock, $0.01 par value; authorized - 50,000 shares; none issued	—	—
Common stock, $0.01 par value; authorized - 1,000,000 shares; 308,594 shares and 304,161 shares issued and outstanding at December 31, 2018 and September 30, 2019, respectively	3,086	3,041
Additional paid-in capital	6,485,174	6,124,042
Accumulated earnings	1,177,548	1,319,615
Total stockholders' equity	7,665,808	7,446,698
Noncontrolling interests in consolidated subsidiary	821,669	—
Total equity	8,487,477	7,446,698
Total liabilities and equity	$15,519,464	16,120,288

See accompanying notes to the unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Loss

Three Months Ended September 30, 2018 and 2019

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,
	2018	2019
Revenue and other:
Natural gas sales	$527,122	524,448
Natural gas liquids sales	338,269	284,958
Oil sales	59,722	40,561
Commodity derivative fair value gains	57,019	220,788
Gathering, compression, water handling and treatment	4,844	—
Marketing	89,598	46,645
Marketing derivative fair value losses	(42)	—
Other income	—	1,481
Total revenue	1,076,532	1,118,881
Operating expenses:
Lease operating	36,269	35,928
Gathering, compression, processing, and transportation	326,504	603,860
Production and ad valorem taxes	30,518	28,863
Marketing	151,764	108,216
Exploration	666	208
Impairment of oil and gas properties	221,094	1,041,469
Impairment of midstream assets	1,157	7,800
Depletion, depreciation, and amortization	243,186	241,503
Accretion of asset retirement obligations	710	927
General and administrative (including equity-based compensation expense of $16,202 and $3,875 in 2018 and 2019, respectively)	59,860	35,923
Contract termination and rig stacking	—	62
Total operating expenses	1,071,728	2,104,759
Operating income (loss)	4,804	(985,878)
Other income (expenses):
Equity in earnings (loss) of unconsolidated affiliates	10,705	(117,859)
Interest expense, net	(74,528)	(47,754)
Total other expenses	(63,823)	(165,613)
Loss before income taxes	(59,019)	(1,151,491)
Provision for income tax (expense) benefit	(18,953)	272,627
Net loss and comprehensive loss including noncontrolling interests	(77,972)	(878,864)
Net income and comprehensive income attributable to noncontrolling interests	76,447	—
Net loss and comprehensive loss attributable to Antero Resources Corporation	$(154,419)	(878,864)

Loss per common share—basic and diluted	$(0.49)	(2.86)

Weighted average number of shares outstanding:
Basic and diluted	317,082	307,781

See accompanying notes to the unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

Nine Months Ended September 30, 2018 and 2019

(Unaudited)

(In thousands, except per share amounts)

	Nine Months Ended September 30,
	2018	2019
Revenue and other:
Natural gas sales	$1,498,324	1,735,086
Natural gas liquids sales	828,424	902,606
Oil sales	128,869	137,675
Commodity derivative fair value gains	134,793	471,847
Gathering, compression, water handling and treatment	15,298	4,479
Marketing	394,189	200,911
Marketing derivative fair value gains	94,081	—
Other income	—	3,348
Total revenue and other	3,093,978	3,455,952
Operating expenses:
Lease operating	93,155	118,517
Gathering, compression, processing, and transportation	926,228	1,595,223
Production and ad valorem taxes	82,232	95,509
Marketing	560,924	408,839
Exploration	4,022	648
Impairment of oil and gas properties	406,068	1,253,712
Impairment of midstream assets	9,658	14,782
Depletion, depreciation, and amortization	709,480	724,006
Loss on sale of assets	—	951
Accretion of asset retirement obligations	2,101	2,821
General and administrative (including equity-based compensation expense of $56,429 and $19,327 in 2018 and 2019, respectively)	181,576	146,507
Contract termination and rig stacking	—	14,026
Total operating expenses	2,975,444	4,375,541
Operating income (loss)	118,534	(919,589)
Other income (expenses):
Equity in earnings (loss) of unconsolidated affiliates	27,832	(90,193)
Interest expense, net	(208,303)	(173,868)
Gain on deconsolidation of Antero Midstream Partners LP	—	1,406,042
Total other income (expenses)	(180,471)	1,141,981
Income (loss) before income taxes	(61,937)	222,392
Provision for income tax expense	(2,500)	(33,332)
Net income (loss) and comprehensive income (loss) including noncontrolling interests	(64,437)	189,060
Net income and comprehensive income attributable to noncontrolling interests	211,534	46,993
Net income (loss) and comprehensive income (loss) attributable to Antero Resources Corporation	$(275,971)	142,067

Earnings (loss) per common share—basic	$(0.87)	0.46

Earnings (loss) per common share—assuming dilution	$(0.87)	0.46

Weighted average number of shares outstanding:
Basic	316,850	308,509
Diluted	316,850	308,646

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Equity

Three and Nine Months Ended September 30, 2018

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

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Equity

Three and Nine Months Ended September 30, 2019

(Unaudited)

(In thousands)

	Common Stock		Additional paid-	Accumulated	Noncontrolling	Total
	Shares	Amount	in capital	earnings	interests	equity
Balances, December 31, 2018	308,594	$3,086	6,485,174	1,177,548	821,669	8,487,477
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	147	1	(451)	—	—	(450)
Issuance of common units in Antero Midstream Partners LP upon vesting of equity-based compensation awards, net of units withheld for income taxes	—	—	(85)	—	56	(29)
Equity-based compensation	—	—	7,801	—	1,102	8,903
Net income and comprehensive income	—	—	—	978,763	46,993	1,025,756
Distributions to noncontrolling interests	—	—	—	—	(85,076)	(85,076)
Effect of deconsolidation of Antero Midstream Partners LP	—	—	(359,039)	—	(784,744)	(1,143,783)
Balances, March 31, 2019	308,741	$3,087	6,133,400	2,156,311	—	8,292,798
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	382	4	(1,819)	—	—	(1,815)
Equity-based compensation	—	—	6,549	—	—	6,549
Net income and comprehensive income	—	—	—	42,168	—	42,168
Balances, June 30, 2019	309,123	$3,091	6,138,130	2,198,479	—	8,339,700
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	99	1	(86)	—	—	(85)
Repurchases and retirements of common stock	(5,061)	(51)	(17,877)	—	—	(17,928)
Equity-based compensation	—	—	3,875	—	—	3,875
Net loss and comprehensive loss	—	—	—	(878,864)	—	(878,864)
Balances, September 30, 2019	304,161	$3,041	6,124,042	1,319,615	—	7,446,698

See accompanying notes to the unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2018 and 2019

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2018	2019
Cash flows provided by (used in) operating activities:
Net income (loss) including noncontrolling interests	$(64,437)	189,060
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, amortization, and accretion	711,581	726,827
Impairment of oil and gas properties	406,068	1,253,712
Impairment of midstream assets	9,658	14,782
Commodity derivative fair value gains	(134,793)	(471,847)
Gains on settled commodity derivatives	268,369	261,794
Marketing derivative fair value gains	(94,081)	—
Gains on settled marketing derivatives	78,098	—
Deferred income tax expense	2,500	32,019
Loss on sale of assets	—	951
Equity-based compensation expense	56,429	19,327
Equity in earnings (loss) of unconsolidated affiliates	(27,832)	90,193
Distributions/dividends of earnings from unconsolidated affiliates	29,660	109,241
Gain on deconsolidation of Antero Midstream Partners LP	—	(1,406,042)
Other	2,945	8,179
Changes in current assets and liabilities:
Accounts receivable	4,653	14,236
Accrued revenue	(53,888)	193,650
Other current assets	(3,721)	2,365
Accounts payable including related parties	8,177	(971)
Accrued liabilities	27,446	(11,169)
Revenue distributions payable	36,215	(72,176)
Other current liabilities	(2,649)	1,387
Net cash provided by operating activities	1,260,398	955,518
Cash flows provided by (used in) investing activities:
Additions to unproved properties	(130,381)	(69,796)
Drilling and completion costs	(1,125,660)	(957,931)
Additions to water handling and treatment systems	(77,385)	(24,416)
Additions to gathering systems and facilities	(337,448)	(48,239)
Additions to other property and equipment	(5,371)	(5,980)
Investments in unconsolidated affiliates	(91,419)	(25,020)
Proceeds from the Antero Midstream Partners LP Transactions	—	296,611
Change in other assets	(2,675)	7,461
Proceeds from asset sales	—	1,983
Net cash used in investing activities	(1,770,339)	(825,327)
Cash flows provided by (used in) financing activities:
Repurchases of common stock	—	(17,924)
Issuance of senior notes	—	650,000
Borrowings (repayments) on bank credit facilities, net	682,000	(45,000)
Payments of deferred financing costs	—	(8,259)
Distributions to noncontrolling interests in Antero Midstream Partners LP	(188,775)	(85,076)
Employee tax withholding for settlement of equity compensation awards	(8,205)	(2,379)
Other	(3,520)	(2,021)
Net cash provided by financing activities	481,500	489,341
Effect of deconsolidation of Antero Midstream Partners LP	—	(619,532)
Net decrease in cash and cash equivalents	(28,441)	—
Cash and cash equivalents, beginning of period	28,441	—
Cash and cash equivalents, end of period	$—	—

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$179,489	142,288
Increase (decrease) in accounts payable and accrued liabilities for additions to property and equipment	$7,325	(22,103)

See accompanying notes to the unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2018 and September 30, 2019

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, and, accordingly, do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of December 31, 2018 and September 30, 2019, and the results of its operations and its cash flows for the three and nine months ended September 30, 2018 and 2019. The Company has no items of other comprehensive income or loss; therefore, its net income or loss is equal to its comprehensive income or loss. Operating results for the period ended September 30, 2019 are not necessarily indicative of the results that may be expected for the full year because of the impact of fluctuations in prices received for natural gas, NGLs, and oil, natural production declines, the uncertainty of exploration and development drilling results, fluctuations in the fair value of derivative instruments, and other factors.

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

Through March 12, 2019, Antero Midstream Partners LP (“Antero Midstream Partners”), a publicly traded limited partnership, was included in the consolidated financial statements of Antero. Prior to the Closing (defined in Note 3 to the unaudited condensed consolidated financial statements), our ownership of Antero Midstream Partners common units represented approximately a 53% limited partner interest in Antero Midstream Partners, and we consolidated Antero Midstream Partners’ financial position and results of operations into our consolidated financial statements. The Transactions (defined in Note 3 to the unaudited condensed consolidated financial statements) resulted in the exchange of the limited partner interest we owned in Antero Midstream Partners for common stock of Antero Midstream Corporation representing an approximate 31% interest. As a result, we no longer hold a controlling interest in Antero Midstream Partners and we now have an interest in Antero Midstream Corporation that provides significant influence, but not control, over Antero Midstream Corporation. Thus, effective March 13, 2019, Antero no longer consolidates Antero Midstream Partners in its consolidated financial statements and accounts for its interest in Antero Midstream Corporation using the equity method of accounting. See Note 3 to the unaudited condensed consolidated financial statements for further discussion on the Transactions.

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

December 31, 2018 and September 30, 2019

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

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect revenues, expenses, assets, and liabilities, as well as the disclosure of contingent assets and liabilities. Changes in facts and circumstances or discovery of new information may result in revised estimates, and actual results could differ from those estimates.

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

The Company considers all liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these instruments. From time to time, the Company may be in the position of a “book overdraft” in which outstanding checks exceed cash and cash equivalents. The Company classifies book overdrafts in accounts payable and revenue distributions payable within its unaudited condensed consolidated balance sheets, and classifies the change in accounts payable and revenue distributions payable associated with book overdrafts as an operating activity within its unaudited condensed consolidated statements of cash flows. As of September 30, 2019, the book overdraft included within accounts payable and revenue distributions payable were $8 million and $34 million, respectively. As of December 31, 2018, the book overdraft included within accounts payable and revenue distributions payable were $10 million and $28 million, respectively.

ANTERO RESOURCES CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2018 and September 30, 2019

(f)	Oil and Gas Properties

The Company accounts for its natural gas, NGLs, and oil exploration and development activities under the successful efforts method of accounting. Under the successful efforts method, the costs incurred to acquire, drill, and complete productive wells, development wells, and undeveloped leases are capitalized. Oil and gas lease acquisition costs are also capitalized. Exploration costs, including personnel and other internal costs, geological and geophysical expenses, delay rentals for gas and oil leases, and costs associated with unsuccessful lease acquisitions are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if the Company determines that the well does not contain reserves in commercially viable quantities. The Company reviews exploration costs related to wells-in-progress at the end of each quarter and makes a determination, based on known results of drilling at that time, whether the costs should continue to be capitalized pending further well testing and results, or charged to expense. The Company incurred no such charges to expense during the nine months ended September 30, 2018 and 2019. During the nine months ended September 30, 2019, we recorded an impairment charge of $26 million for design and initial costs related to pads that are no longer planned to be placed into service. The sale of a partial interest in a proved property is accounted for as a cost recovery, and no gain or loss is recognized as long as this treatment does not significantly affect the units-of-production amortization rate. A gain or loss is recognized for all other sales of producing properties.

Unproved properties are assessed for impairment on a property-by-property basis, and any impairment in value is charged to expense. Impairment is assessed based on remaining lease terms, commodity price outlooks, and future plans to develop acreage, as well as drilling results, and reservoir performance of wells in the area. Unproved properties and the related costs are transferred to proved properties when reserves are discovered on, or otherwise attributed to, the property. Proceeds from sales of partial interests in unproved properties are accounted for as a recovery of cost without recognition of any gain or loss until the cost has been recovered. Impairment of unproved properties was $406 million and $347 million for the nine months ended September 30, 2018 and 2019, respectively.

The Company evaluates the carrying amount of its proved natural gas, NGLs, and oil properties for impairment on a geological reservoir basis whenever events or changes in circumstances indicate that a property’s carrying amount may not be recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company would estimate the fair value of its properties and record an impairment charge for any excess of the carrying amount of the properties over the estimated fair value of the properties. Factors used to estimate fair value may include estimates of proved reserves, estimated future commodity prices, future production estimates, and anticipated capital expenditures, using a commensurate discount rate.

As estimated undiscounted future net cash flows based on future commodity prices at September 30, 2019 exceeded the carrying amount of our proved properties in the Marcellus Shale at September 30, 2019, we did not further evaluate our Marcellus proved properties for impairment. However, the carrying amount of the Utica Shale exceeded the estimated undiscounted future cash flows based on future commodity prices at September 30, 2019. We estimated the fair value of the Utica Shale assets based on sales of other properties, estimates of proved reserves, estimated future commodity prices, and future production estimates. As a result, the Company recorded an impairment charge of $881 million related to proved properties in the Utica Shale during the three months ended September 30, 2019. The Company did not record any impairment expenses associated with its proved properties in the Marcellus Shale during the nine months ended September 30, 2018 and 2019.

During the three months ended September 30, 2019, Antero completed a non-cash exchange of acreage and ownership interest in certain properties in West Virginia whereby the Company received 20,770 net acres primarily in Tyler and Wetzel Counties and delivered 18,857 net acres primarily in Wetzel and Marion Counties. In conjunction with the non-cash exchange, the Company also assumed certain gas gathering and processing obligations related to a portion of some of the properties. This exchange did not have a material impact on the timing and amount of future cash flows and no gain or loss was recorded related to this transaction.

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

December 31, 2018 and September 30, 2019

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

All of the Company’s assets are located in the United States and substantially all of its production revenues are attributable to customers located in the United States; however, some of the Company’s production revenues are attributable to customers who then transport the Company’s production to foreign countries for resale or consumption. Our revenues received from these customers are denominated in U.S. dollars and are based on pricing in foreign markets.

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

December 31, 2018 and September 30, 2019

The following is a reconciliation of the Company’s basic weighted average shares outstanding to diluted weighted average shares outstanding during the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2019	2018	2019
Basic weighted average number of shares outstanding	317,082	307,781	316,850	308,509
Add: Dilutive effect of restricted stock units	—	—	—	27
Add: Dilutive effect of outstanding stock options	—	—	—	—
Add: Dilutive effect of performance stock units	—	—	—	110
Diluted weighted average number of shares outstanding	317,082	307,781	316,850	308,646

Weighted average number of outstanding equity awards excluded from calculation of diluted earnings per common share (1):
Restricted stock units	2,813	2,356	2,996	2,008
Outstanding stock options	619	514	637	541
Performance stock units	1,880	2,676	1,665	2,141

(1) The potential dilutive effects of these awards were excluded from the computation of earnings (loss) per common share—assuming dilution because the inclusion of these awards would have been anti-dilutive.

(k)	Treasury Share Retirement

The Company retires treasury shares acquired through share repurchases and returns those shares to the status of authorized but unissued. When treasury shares are retired, the Company’s policy is to allocate the excess of the repurchase price over the par value of shares acquired first, to additional paid-in capital, and then to accumulated earnings. The portion allocable to additional paid-in capital is determined by applying a percentage, determined by dividing the number of shares to be retired by the number of shares outstanding, to the balance of additional paid-in capital as of retirement.

(l)	Adoption of New Accounting Principle

The Company adopted ASU No. 2016-02, Leases, (“Topic 842”) as of January 1, 2019, using the effective date method.  The effective date method allows the Company to report its leases under Topic 842 prospectively as of the date of adoption, and no retrospective adjustments were required for prior periods.

The Company elected the available practical expedients and updated internal controls to enable the preparation of financial information on adoption.

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

On March 12, 2019, Antero Midstream GP LP and Antero Midstream Partners completed (the “Closing”) the transactions contemplated by the Simplification Agreement (the “Simplification Agreement”), dated as of October 9, 2018, by and among Antero Midstream GP LP, Antero Midstream Partners and certain of their affiliates, pursuant to which (i) Antero Midstream GP LP was converted from a limited partnership to a corporation under the laws of the State of Delaware and changed its name to Antero Midstream Corporation, and (ii) an indirect, wholly owned subsidiary of Antero Midstream Corporation was merged with and into Antero Midstream Partners, with Antero Midstream Partners surviving the merger as an indirect, wholly owned subsidiary of Antero Midstream Corporation (together, along with the other transactions contemplated by the Simplification Agreement, the

ANTERO RESOURCES CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2018 and September 30, 2019

“Transactions”). In connection with the Closing, Antero received $297 million in cash and 158.4 million shares of Antero Midstream Corporation’s common stock, par value $0.01 per share, in consideration for 98,870,335 common units representing limited partnership interests in Antero Midstream Partners.

Prior to the Closing, the Company’s ownership of Antero Midstream Partners common units represented approximately a 53% limited partner interest in Antero Midstream Partners, and the Company consolidated Antero Midstream Partners’ financial position and results of operations into its consolidated financial statements. The Transactions resulted in the exchange of limited partner interests in Antero Midstream Partners owned by Antero for common stock of Antero Midstream Corporation representing an approximate 31% interest. As a result, the Company no longer holds a controlling interest in Antero Midstream Partners and the Company now has an interest in Antero Midstream Corporation that provides significant influence, but not control, over Antero Midstream Corporation. Thus, effective March 13, 2019, the Company no longer consolidates Antero Midstream Partners in our consolidated financial statements and accounts for its interest in Antero Midstream Corporation using the equity method of accounting. In addition, the Company recorded a gain on deconsolidation of $1.4 billion calculated as the sum of (i) the cash proceeds received, (ii) the fair value of the Antero Midstream Corporation common stock received at the Closing, and (iii) the elimination of the noncontrolling interest, less the carrying amount of the investment in Antero Midstream Partners. The fair value of Antero’s retained equity method investment on March 13, 2019 in Antero Midstream Corporation was $2.0 billion based on the market price of the shares received on March 12, 2019. See Note 5 to the unaudited condensed consolidated financial statements for further discussion on equity method investments.

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

December 31, 2018 and September 30, 2019

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

Under our oil sales contracts, we generally sell oil to purchasers and collect a contractually agreed upon index price, net of pricing differentials. We recognize revenue based on the contract price when we transfer control of the product to a purchaser.

Gathering, compression, water handling and treatment revenue

Substantially all revenues from the gathering, compression, water handling and treatment operations were derived from transactions for services Antero Midstream Partners provided to our exploration and production operations through March 12, 2019 and were eliminated in consolidation. Effective March 13, 2019, Antero Midstream Partners is no longer consolidated in Antero’s results. See Note 3 to the unaudited condensed consolidated financial statements for further discussion on the Transactions and Note 17 to the unaudited condensed consolidated financial statements for disclosures on the Company’s reportable segments. The portion of such fees shown in our consolidated financial statements prior to March 13, 2019 represent amounts charged to interest owners in Antero-operated wells, as well as fees charged to other third parties for water handling and treatment services provided by Antero Midstream Partners or usage of Antero Midstream Partners’ gathering and compression systems. For gathering and compression revenue, Antero Midstream Partners satisfies its performance obligations and recognizes revenue when low pressure volumes are delivered to a compressor station, high pressure volumes are delivered to a processing plant or transmission pipeline, and compression volumes are delivered to a high pressure line. Revenue is recognized based on the per Mcf gathering or compression fee charged by Antero Midstream Partners in accordance with the gathering and compression agreement. For water handling and treatment revenue, Antero Midstream Partners satisfies its performance obligations and recognizes revenue when the fresh water volumes have been delivered to the hydration unit of a specified well pad and the wastewater volumes have been delivered to its wastewater treatment facility. For services contracted through third-party providers, Antero Midstream Partners’ performance obligation is satisfied when the service performed by the third-party provider has been completed. Revenue is recognized based on the per barrel fresh water delivery or wastewater treatment fee charged by Antero Midstream Partners in accordance with the water services agreement.

Marketing revenue

Marketing revenues are derived from activities to purchase and sell third-party natural gas and NGLs and to market excess firm transportation capacity to third parties. We retain control of the purchased natural gas and NGLs prior to delivery to the purchaser. We have concluded that we are the principal in these arrangements and therefore we recognize revenue on a gross basis, with costs to purchase and transport natural gas and NGLs presented as marketing expenses. Contracts to sell third-party gas and NGLs are generally subject to similar terms as contracts to sell our produced natural gas and NGLs. We satisfy performance obligations to the purchaser by transferring control of the product at the delivery point and recognize revenue based on the price received from the purchaser. Fees generated from the sale of excess firm transportation marketed to third parties are included in revenue.

ANTERO RESOURCES CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2018 and September 30, 2019

(b)   Disaggregation of Revenue

In the following table, revenue is disaggregated by type (in thousands). The table also identifies the reportable segment to which the disaggregated revenues relate. For more information on reportable segments, see Note 17— Segment Information.

	Three months ended September 30,		Nine months ended September 30,		Segment to which
	2018	2019	2018	2019	revenues relate
Revenues from contracts with customers:
Natural gas sales	$527,122	524,448	$1,498,324	1,735,086	Exploration and production
Natural gas liquids sales (ethane)	56,185	26,488	115,947	92,378	Exploration and production
Natural gas liquids sales (C3+ NGLs)	282,084	258,470	712,477	810,228	Exploration and production
Oil sales	59,722	40,561	128,869	137,675	Exploration and production
Gathering and compression (1)	4,439	—	12,848	3,972	Equity method investment in AMC
Water handling and treatment (1)	405	—	2,450	507	Equity method investment in AMC
Marketing	89,598	46,645	394,189	200,911	Marketing
Total	1,019,555	896,612	2,865,104	2,980,757
Income from derivatives and other sources	56,977	222,269	228,874	475,195
Total revenue and other	$1,076,532	1,118,881	$3,093,978	3,455,952
(1)	Gathering and compression and water handling and treatment revenues were included through March 12, 2019. See Note 3 to the unaudited condensed consolidated financial statements for further discussion on the Transactions.

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

(d)   Contract Balances

Under our sales contracts, we invoice customers after our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities under ASC 606. At December 31, 2018 and September 30, 2019, our receivables from contracts with customers were $475 million and $281 million, respectively.

(5)	Equity Method Investments

At September 30, 2019, Antero owned approximately 31.5% of Antero Midstream Corporation’s common stock, which is reflected in Antero’s consolidated financial statements using the equity method of accounting. See Note 3 to the unaudited condensed consolidated financial statements for further discussion on the Transactions.

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

ANTERO RESOURCES CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2018 and September 30, 2019

The following table is a reconciliation of investments in unconsolidated affiliates for the nine months ended September 30, 2019 (in thousands):

	Stonewall (1)	MarkWest Joint Venture	Antero Midstream Corporation (2)	Total
Balance at December 31, 2018	$68,103	365,539	—	433,642
Investments (3)	—	25,020	—	25,020
Equity in net income of unconsolidated affiliates	1,894	10,370	(102,457)	(90,193)
Distributions/dividends from unconsolidated affiliates	(3,000)	(9,605)	(96,636)	(109,241)
Elimination of intercompany profit	—	—	30,621	30,621
Effects of deconsolidation (4)	(66,997)	(391,324)	1,987,795	1,529,474
Balance at September 30, 2019	$—	—	1,819,323	1,819,323
(1)	Distributions are net of operating and capital requirements retained by Stonewall.
(2)	As adjusted for the amortization of the difference between the cost of the equity investment in Antero Midstream Corporation and the amount of underlying equity in the net assets of Antero Midstream Partners as of the date of deconsolidation.
(3)	Investments in the Joint Venture during the nine months ended September 30, 2019 relate to capital contributions for construction of additional processing facilities.
(4)	Effective March 13, 2019, the equity in earnings of Stonewall and the Joint Venture are accounted for in the equity in earnings of Antero Midstream Corporation.

Summarized Financial Information of Antero Midstream Corporation

The following tables present summarized financial information of Antero Midstream Corporation. Summarized financial information is presented from March 13, 2019.

Balance Sheet

(in thousands)	September 30, 2019
Current assets	$109,224
Noncurrent assets	6,336,280
Total assets	$6,445,504

Current liabilities	$259,628
Noncurrent liabilities	2,662,846
Stockholders' equity	3,523,030
Total liabilities and equity	$6,445,504

Statement of Operations

For the period
March 13, 2019 through
(in thousands)	September 30, 2019
Revenues	$553,521
Operating expenses	745,940
Loss from operations	$(192,419)
Net loss attributable to the equity method investments	$(197,006)

ANTERO RESOURCES CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2018 and September 30, 2019

(6) Accrued Liabilities

Accrued liabilities as of December 31, 2018 and September 30, 2019 consisted of the following items (in thousands):

	December 31, 2018	September 30, 2019
Capital expenditures	$113,237	83,963
Gathering, compression, processing, and transportation expenses	148,032	141,036
Marketing expenses	67,082	47,763
Interest expense, net	43,444	62,255
Other	93,275	57,709
	$465,070	392,726

(7)	Long-Term Debt

Long-term debt was as follows at December 31, 2018 and September 30, 2019 (in thousands):

	December 31, 2018	September 30, 2019
Antero Resources:
Credit Facility (a)	$405,000	275,000
5.375% senior notes due 2021 (b)	1,000,000	1,000,000
5.125% senior notes due 2022 (c)	1,100,000	1,100,000
5.625% senior notes due 2023 (d)	750,000	750,000
5.00% senior notes due 2025 (e)	600,000	600,000
Net unamortized premium	1,241	1,021
Net unamortized debt issuance costs	(26,700)	(22,193)
Long-term debt	3,829,541	3,703,828
Antero Midstream Partners:
Midstream Credit Facility (1)	990,000	—
5.375% senior notes due 2024 (1)	650,000	—
Net unamortized debt issuance costs (1)	(7,853)	—
Long-term debt	1,632,147	—
Consolidated long-term debt	$5,461,688	3,703,828
(1)	At December 31, 2018, Antero Midstream Partners’ indebtedness was included in the consolidated financial statements of Antero. At September 30, 2019, following the deconsolidation, Antero Midstream Partners’ outstanding indebtedness is no longer reflected in Antero’s consolidated financial statements. See Note 3 to the unaudited condensed consolidated financial statements for further discussion on the Transactions.

(a)	Senior Secured Revolving Credit Facility

Antero has a senior secured revolving credit facility (the “Credit Facility”) with a consortium of bank lenders. Borrowings under the Credit Facility are subject to borrowing base limitations based on the collateral value of Antero’s assets and are subject to regular annual redeterminations. At September 30, 2019, the borrowing base under the Credit Facility was $4.5 billion and lender commitments were $2.5 billion. Each of these amounts were reaffirmed in the annual redetermination in April 2019. The next redetermination of the borrowing base is scheduled to occur in April 2020. The maturity date of the Credit Facility is the earlier of (i) October 26, 2022 and (ii) the date that is 91 days prior to the earliest stated redemption date of any series of Antero’s senior notes, unless such series of notes is refinanced.

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

ANTERO RESOURCES CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2018 and September 30, 2019

During any period that is not an Investment Grade Period, the Credit Facility is ratably secured by mortgages on substantially all of Antero’s properties, Antero’s and Antero Subsidiary Holdings LLC’s ownership interests in Antero Midstream Corporation, and guarantees from Antero’s restricted subsidiaries, as applicable. During an Investment Grade Period, the liens securing the obligations under the Credit Facility shall be automatically released (subject to the provisions of the Credit Facility). The Credit Facility contains certain covenants, including restrictions on indebtedness and dividends, and requirements with respect to working capital and interest coverage ratios. During any period that is not an Investment Grade Period, interest is payable at a variable rate based on LIBOR or the prime rate determined by Antero’s election at the time of borrowing, plus an applicable rate based on Antero’s borrowing base utilization which ranges from 25 basis points to 225 basis points. During an Investment Grade Period, interest is payable at a variable rate based on LIBOR or the prime rate determined by Antero’s election at the time of borrowing, plus an applicable rate based on Antero’s credit rating which ranges from 12.5 basis points to 175 basis points. Antero was in compliance with all of the financial covenants under the Credit Facility as of December 31, 2018 and September 30, 2019.

At September 30, 2019, Antero had an outstanding balance under the Credit Facility of $275 million and outstanding letters of credit of $703 million. At December 31, 2018, Antero had an outstanding balance under the Credit Facility of $405 million and outstanding letters of credit of $685 million. The average annualized interest rate incurred on the Credit Facility during the nine months ended September 30, 2019 was approximately 4.39%. Commitment fees on the unused portion of the Credit Facility are due quarterly at rates ranging from (i) 0.300% to 0.375% (during any period that is not an Investment Grade Period) of the unused portion based on utilization and (ii) 0.150% to 0.300% (during an Investment Grade Period) of the unused portion based on Antero’s credit rating.

(b)	5.375% Senior Notes Due 2021

On November 5, 2013, Antero issued $1 billion of 5.375% senior notes due November 1, 2021 (the “2021 notes”) at par. The 2021 notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2021 notes rank pari passu to Antero’s other outstanding senior notes. The 2021 notes are guaranteed on a full and unconditional and joint and several senior unsecured basis by Antero’s wholly owned subsidiaries and certain of its future restricted subsidiaries. Interest on the 2021 notes is payable on May 1 and November 1 of each year. Antero may redeem all or part of the 2021 notes at any time at redemption prices ranging from 101.344% currently to 100.00% on or after November 1, 2019. If Antero undergoes a change of control followed by a rating decline, the holders of the 2021 notes will have the right to require Antero to repurchase all or a portion of the notes at a price equal to 101% of the principal amount of the 2021 notes, plus accrued and unpaid interest.

(c)	5.125% Senior Notes Due 2022

On May 6, 2014, Antero issued $600 million of 5.125% senior notes due December 1, 2022 (the “2022 notes”) at par. On September 18, 2014, Antero issued an additional $500 million of the 2022 notes at 100.5% of par. The 2022 notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2022 notes rank pari passu to Antero’s other outstanding senior notes. The 2022 notes are guaranteed on a full and unconditional and joint and several senior unsecured basis by Antero’s wholly owned subsidiaries and certain of its future restricted subsidiaries. Interest on the 2022 notes is payable on June 1 and December 1 of each year. Antero may redeem all or part of the 2022 notes at any time at redemption prices ranging from 101.281% currently to 100.00% on or after June 1, 2020. If Antero undergoes a change of control followed by a rating decline, the holders of the 2022 notes will have the right to require Antero to repurchase all or a portion of the notes at a price equal to 101% of the principal amount of the 2022 notes, plus accrued and unpaid interest.

(d)	5.625% Senior Notes Due 2023

On March 17, 2015, Antero issued $750 million of 5.625% senior notes due June 1, 2023 (the “2023 notes”) at par. The 2023 notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2023 notes rank pari passu to Antero’s other outstanding senior notes. The 2023 notes are guaranteed on a full and unconditional and joint and several senior unsecured basis by Antero’s wholly owned subsidiaries and certain of its future restricted subsidiaries. Interest on the 2023 notes is payable on June 1 and December 1 of each year. Antero may redeem all or part of the 2023 notes at any time at redemption prices ranging from 102.813% to 100.00% on or after June 1, 2021. If Antero undergoes a change of control followed by a rating decline, the holders of the 2023 notes will have the right to require Antero to repurchase all or a portion of the notes at a price equal to 101% of the principal amount of the 2023 notes, plus accrued and unpaid interest.

ANTERO RESOURCES CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2018 and September 30, 2019

(e) 5.00% Senior Notes Due 2025

On December 21, 2016, Antero issued $600 million of 5.00% senior notes due March 1, 2025 (the “2025 notes”) at par. The 2025 notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2025 notes rank pari passu to Antero’s other outstanding senior notes. The 2025 notes are guaranteed on a full and unconditional and joint and several senior unsecured basis by Antero’s wholly owned subsidiaries and certain of its future restricted subsidiaries. Interest on the 2025 notes is payable on March 1 and September 1 of each year. Antero may redeem all or part of the 2025 notes at any time on or after March 1, 2020 at redemption prices ranging from 103.750% on or after March 1, 2020 to 100.00% on or after March 1, 2023. In addition, on or before March 1, 2020, Antero may redeem up to 35% of the aggregate principal amount of the 2025 notes with the net cash proceeds of certain equity offerings, if certain conditions are met, at a redemption price of 105.00% of the principal amount of the 2025 notes, plus accrued and unpaid interest. At any time prior to March 1, 2020, Antero may also redeem the 2025 notes, in whole or in part, at a price equal to 100% of the principal amount of the 2025 notes plus a “make-whole” premium and accrued and unpaid interest. If Antero undergoes a change of control followed by a rating decline, the holders of the 2025 notes will have the right to require Antero to repurchase all or a portion of the notes at a price equal to 101% of the principal amount of the 2025 notes, plus accrued and unpaid interest.

(f)	Treasury Management Facility

Antero has a stand-alone revolving note with a lender that is also part of the Credit Facility lending consortium that provides for up to $25 million of cash management obligations in order to facilitate Antero’s daily treasury management. Borrowings under the revolving note are secured by the collateral for the Credit Facility. Borrowings under the revolving note bear interest at the lender’s prime rate plus 1.0%. The note matures on June 1, 2020. At December 31, 2018, there was $5.4 million in outstanding borrowings under the revolving note included in “Other current liabilities” on the Company’s Consolidated Balance Sheet. At September 30, 2019, there were no outstanding borrowings under the revolving note.

(8)	Asset Retirement Obligations

The following is a reconciliation of the Company’s asset retirement obligations for the nine months ended September 30, 2019 (in thousands):

Asset retirement obligations—December 31, 2018	$58,979
Obligations settled	(153)
Obligations incurred	1,361
Revisions to prior estimates	—
Accretion expense	2,821
Effect of deconsolidation of Antero Midstream Partners LP (1)	(7,518)
Asset retirement obligations—September 30, 2019	$55,490
(1)Effective March 13, 2019, Antero Midstream Partners is no longer consolidated in Antero’s results.

Asset retirement obligations are included in other liabilities on the Company’s unaudited condensed consolidated balance sheets.

(9)	Equity-Based Compensation

Antero is authorized to grant up to 16,906,500 shares of common stock to employees and directors of the Company under the Antero Resources Corporation Long-Term Incentive Plan (the “Plan”). The Plan allows equity-based compensation awards to be granted in a variety of forms, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, dividend equivalent awards, and other types of awards. The terms and conditions of the awards granted are established by the Compensation Committee of Antero’s Board of Directors. A total of 6,046,007 shares were available for future grant under the Plan as of September 30, 2019.

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

December 31, 2018 and September 30, 2019

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

The Company’s equity-based compensation expense, by type of award, was as follows for the three and nine months ended September 30, 2018 and 2019 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2019	2018	2019
Restricted stock unit awards	$10,001	2,229	$33,676	8,829
Stock options	452	—	1,428	389
Performance share unit awards	1,017	399	7,018	6,027
Antero Midstream Partners phantom unit awards (1)	4,193	867	12,752	2,942
Equity awards issued to directors	539	380	1,555	1,140
Total expense	$16,202	3,875	$56,429	19,327
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

Restricted Stock Unit Awards

Restricted stock unit awards vest subject to the satisfaction of service requirements. Expense related to each restricted stock unit award is recognized on a straight-line basis over the requisite service period of the entire award. Forfeitures are accounted for as they occur by reversing the expense previously recognized for awards that were forfeited during the period. The grant date fair values of these awards are determined based on the closing price of Antero’s common stock on the date of the grant.

A summary of restricted stock unit award activity for the nine months ended September 30, 2019 is as follows:

		Weighted average	Aggregate
	Number of shares	grant date fair value	intrinsic value (in thousands)
Total awarded and unvested—December 31, 2018	1,712,485	$24.57	$16,080
Granted	1,610,690	$8.60
Vested	(718,192)	$27.70
Forfeited	(307,938)	$16.56
Total awarded and unvested—September 30, 2019	2,297,045	$13.47	$6,937

Intrinsic values are based on the closing price of Antero’s common stock on the referenced dates. As of September 30, 2019, there was $25 million of unamortized equity-based compensation expense related to unvested restricted stock units. That expense is expected to be recognized over a weighted average period of approximately 2.6 years.

ANTERO RESOURCES CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2018 and September 30, 2019

Stock Options

Stock options granted under the Plan have a maximum contractual life of 10 years. Expense related to stock options is recognized on a straight-line basis over the requisite service period of the entire award. Forfeitures are accounted for as they occur by reversing the expense previously recognized for awards that were forfeited during the period. Stock options were granted with an exercise price equal to or greater than the market price of Antero’s common stock on the dates of grant.

A summary of stock option activity for the nine months ended September 30, 2019 is as follows:

			Weighted
		Weighted average	average remaining	Intrinsic
	Stock options	exercise price	contractual life	value (in thousands)
Outstanding at December 31, 2018	579,617	$50.55	5.81	$—
Granted	—	$—
Exercised	—	$—
Forfeited	(79,484)	$50.25
Expired	—	$—
Outstanding at September 30, 2019	500,133	$50.60	4.98	$—
Vested or expected to vest as of September 30, 2019	500,133	$50.60	4.98	$—
Exercisable at September 30, 2019	500,133	$50.60	4.98	$—

Intrinsic values are based on the exercise price of the options and the closing price of Antero’s common stock on the referenced dates.

A Black Scholes option pricing model is used to determine the grant-date fair value of stock options. Expected volatility was derived from the volatility of the historical stock prices of a peer group of similar publicly traded companies’ stock prices as Antero’s common stock had traded for a relatively short period of time at the dates the options were granted. The risk free interest rate was determined using the implied yield available for zero coupon U.S. government issues with a remaining term approximating the expected life of the options. A dividend yield of zero was assumed.

As of September 30, 2019, there was no unamortized equity-based compensation expense because all stock options were fully vested.

Performance Share Unit Awards

Performance Share Unit Awards Based on Stock Price Targets

In 2016, the Company granted performance share unit awards (“PSUs”) to certain of its executive officers that are based on stock price targets. The vesting of these PSUs is conditioned on the closing price of Antero’s common stock achieving specific price thresholds over 10-day periods, subject to the following vesting restrictions: no PSUs may vest before the first anniversary of the grant date; no more than one-third of the PSUs may vest before the second anniversary of the grant date; and no more than two-thirds of the PSUs may vest before the third anniversary of the grant date. Any PSUs which have not vested by the fifth anniversary of the grant date will expire. Expense related to these PSUs is recognized on a graded basis over three years. Forfeitures are accounted for as they occur by reversing the expense previously recognized for awards that were forfeited during the period.

Performance Share Unit Awards Based on Total Shareholder Return (“TSR”)

In 2016 and 2017, the Company granted PSUs to certain of its employees and executive officers that vest based on the TSR of Antero’s common stock relative to the TSR of a peer group of companies over a three-year performance period. The number of shares of common stock which may ultimately be earned ranges from zero to 200% of the PSUs granted. Expense related to these PSUs is recognized on a straight-line basis over three years. Forfeitures are accounted for as they occur by reversing the expense previously recognized for awards that were forfeited during the period.

ANTERO RESOURCES CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2018 and September 30, 2019

In 2019, the Company granted PSUs to certain of its employees and executive officers that vest based on Antero’s absolute TSR, with target payout achieved if the price per share of Antero’s common stock reaches 125% of the beginning price (as defined in the award agreement) at the end of a three-year performance period. The number of shares of common stock which may ultimately be earned ranges from zero to 200% of the PSUs granted. Expense related to these PSUs is recognized on a straight-line basis over three years. Forfeitures are accounted for as they occur by reversing the expense previously recognized for awards that were forfeited during the period.

Performance Share Unit Awards Based on TSR and Return on Capital Employed (“ROCE”)

In 2018, the Company granted PSUs to certain of its employees and executive officers, a portion of which vest based on the Company’s absolute TSR, with target payout achieved if the price per share of Antero’s common stock reaches 125% of the beginning price (as defined in the award agreement) at the end of a three-year performance period (“TSR PSUs”). The number of awards actually earned with respect to the TSR PSUs will be subject to further adjustment based on the TSR of Antero’s common stock relative to the TSR of a peer group of companies over the same period. The number of shares of common stock that may ultimately be earned with respect to the TSR PSUs ranges from zero to 200% of the target number of TSR PSUs originally granted. Expense related to the TSR PSUs is recognized on a straight-line basis over three years. Forfeitures are accounted for as they occur by reversing the expense previously recognized for awards that were forfeited during the period.

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

Summary Information for Performance Share Unit Awards

A summary of PSU activity for the nine months ended September 30, 2019 is as follows:

	Number of units	Weighted average grant date fair value
Total awarded and unvested—December 31, 2018	1,767,299	$26.36
Granted	1,416,378	$9.26
Vested	(31,944)	$27.38
Forfeited	(614,450)	$26.61
Total awarded and unvested—September 30, 2019	2,537,283	$16.74

The grant-date fair values of market-based PSUs were determined using Monte Carlo simulations, which use a probabilistic approach for estimating the fair values of the awards. Expected volatilities were derived from the volatility of the historical stock prices of a peer group of similar publicly-traded companies. The risk-free interest rate was determined using the yield available for zero-coupon U.S. government issues with remaining terms corresponding to the service periods of the PSUs. A dividend yield of zero was assumed. The grant-date fair value for the ROCE-based PSUs is based on the closing price of Antero’s common stock on the date of the grant, assuming the achievement of the performance condition.

The following table presents information regarding the weighted average fair values for market-based PSUs granted during the nine months ended September 30, 2018 and 2019, and the assumptions used to determine the fair values:

	Nine months ended September 30,
	2018	2019
Dividend yield	—%	—%
Volatility	41%	36%
Risk-free interest rate	2.49%	2.35%
Weighted average fair value of awards granted	$24.85	$9.26

ANTERO RESOURCES CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2018 and September 30, 2019

As of September 30, 2019, there was $20 million of unamortized equity-based compensation expense related to unvested PSUs. That expense is expected to be recognized over a weighted average period of approximately 1.9 years.

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

A summary of phantom unit awards activity for the nine months ended September 30, 2019 is as follows:

	Number of units	Weighted average grant date fair value	Aggregate intrinsic value (in thousands)
Total awarded and unvested—December 31, 2018	583,000	$27.63	$12,470
Granted	5,972	$23.44
Vested	(3,853)	$32.44
Forfeited	(20,338)	$26.73
AMP Plan Units awarded and unvested—March 12, 2019	564,781	$27.59	$13,476
Effect of conversion (1)	504,119	$14.58
Vested	(358,831)	$14.34
Forfeited	(45,803)	$14.58
Total awarded and unvested—September 30, 2019	664,266	$14.70	$4,916
(1)Effective March 12, 2019, all outstanding units in the AMP Plan, whether vested or unvested, were assumed by Antero Midstream Corporation and converted into restricted stock units under the AMC Plan.

Intrinsic values are based on the closing price of shares of Antero Midstream Corporation’s common stock or Antero

Midstream Partners’ common units, as applicable, on the referenced dates. As of September 30, 2019, there was $7.6 million of unamortized equity-based compensation expense related to unvested phantom unit awards. That expense is expected to be recognized over a weighted average period of approximately 1.9 years.

(10) Financial Instruments

The carrying values of accounts receivable and accounts payable at December 31, 2018 and September 30, 2019 approximated market values because of their short-term nature. The carrying values of the amounts outstanding under the Credit Facility and Antero Midstream Partners’ credit facility at December 31, 2018 and the Credit Facility at September 30, 2019 approximated fair value because the variable interest rates are reflective of current market conditions.

ANTERO RESOURCES CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2018 and September 30, 2019

Based on Level 2 market data inputs, the fair value of senior notes was approximately $3.9 billion and $3.1 billion at December 31, 2018 and September 30, 2019, respectively.

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

The Company was party to various fixed price commodity swap contracts that settled during the nine months ended September 30, 2018 and 2019. The Company enters into these swap contracts when management believes that favorable future sales prices for the Company’s production can be secured. Under these swap agreements, when actual commodity prices upon settlement exceed the fixed price provided by the swap contracts, the Company pays the difference to the counterparty. When actual commodity prices upon settlement are less than the contractually provided fixed price, the Company receives the difference from the counterparty. In addition, the Company has entered into basis swap contracts in order to hedge the difference between the New York Mercantile Exchange (“NYMEX”) index price and a local index price.

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

ANTERO RESOURCES CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2018 and September 30, 2019

As of September 30, 2019, the Company’s fixed price natural gas, oil and NGL swap positions from October 1, 2019 through December 31, 2023 were as follows (abbreviations in the table refer to the index to which the swap position is tied, as follows: NYMEX=Henry Hub; NYMEX-WTI=West Texas Intermediate; ARA Butane =European Butane CIF ARA; FEI Butane = Butane Far East Asia Index; ARA Propane =European Propane CIF ARA; FEI Propane = Propane Far East Asia Index; Mont Belvieu Propane Non-TET=Mont Belvieu Propane; Mont Belvieu Butane Non-TET=Mont Belvieu Butane; Mont Belvieu Natural Gasoline Non-TET=Mont Belvieu Natural Gasoline):

	Natural gas MMBtu/day	Natural Gas Liquids Bbls/day	Oil Bbls/day	Weighted average index price
Three months ending December 31, 2019:
NYMEX ($/MMBtu)	996,766	—	—	$3.23
ARA Propane ($/Gal)	—	10,113	—	0.68
FEI Propane ($/Gal)	—	9,809	—	0.81
Mont Belvieu Propane Non-TET ($/Gal)	—	8,000	—	0.50
Mont Belvieu Butane Non-TET ($/Gal)	—	4,000	—	0.59
Mont Belvieu Natural Gasoline Non-TET ($/Gal)	—	3,500	—	1.14
NYMEX-WTI ($/Bbl)	—	—	18,000	59.05
Total	996,766	35,422	18,000
Year ending December 31, 2020:
NYMEX ($/MMBtu)	2,227,500		—	$2.87
ARA Propane ($/Gal)	—	9,761	—	0.65
FEI Propane ($/Gal)	—	2,045	—	0.81
Mont Belvieu Butane Non-TET ($/Gal)	—	2,000	—	0.57
NYMEX-WTI ($/Bbl)	—		12,000	56.60
Total	2,227,500	13,806	12,000
Year ending December 31, 2021:
NYMEX ($/MMBtu)	2,110,000			$2.79
Year ending December 31, 2022:
NYMEX ($/MMBtu)	290,000			$2.96
Year ending December 31, 2023:
NYMEX ($/MMBtu)	90,000			$2.91

ANTERO RESOURCES CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2018 and September 30, 2019

As of September 30, 2019, the Company’s natural gas basis swap positions, which settle on the pricing index to basis differential of TCO to the NYMEX Henry Hub natural gas price, and NGL basis swap positions, which settle on the pricing index to basis differential of Mont Belvieu Butane to the European Butane CIF ARA natural gas liquids price, were as follows:

	Natural gas MMBtu/day	Natural Gas Liquids Bbls/day	Weighted average hedged differential
Three months ending December 31, 2019:
ARA to Mont Belvieu Non-TET ($/Gal)	—	4,050	$0.25
Year ending December 31, 2020:
NYMEX to TCO ($/MMBtu)	60,000	—	0.353
ARA to Mont Belvieu Non-TET ($/Gal)	—	4,273	$0.23
Total	60,000	4,273
Year ending December 31, 2021:
NYMEX to TCO ($/MMBtu)	40,000	—	$0.414
Year ending December 31, 2022:
NYMEX to TCO ($/MMBtu)	60,000	—	$0.515
Year ending December 31, 2023:
NYMEX to TCO ($/MMBtu)	50,000	—	$0.525
Year ending December 31, 2024:
NYMEX to TCO ($/MMBtu)	50,000	—	$0.530

As of September 30, 2019, the Company had natural gas and NGL contracts for October 1, 2019 through December 31, 2021 that fix the Mont Belvieu index price to percentages of WTI as follows:

	Natural Gas Liquids Bbls/day	Weighted average payout ratio
Three months ending December 31, 2019:
Mont Belvieu Propane to NYMEX-WTI	500	50%
Mont Belvieu Natural Gasoline to NYMEX-WTI	13,900	81%
Total	14,400
Year ending December 31, 2020:
Mont Belvieu Propane to NYMEX-WTI	500	50%
Mont Belvieu Natural Gasoline to NYMEX-WTI	15,000	79%
Total	15,500
Year ending December 31, 2021:
Mont Belvieu Natural Gasoline to NYMEX-WTI	13,000	78%

As of September 30, 2019, the Company’s fixed price natural gas collar positions from October 1, 2019 through December 31, 2019 were as follows (abbreviations in the table refer to the index to which the collar position is tied, as follows (NYMEX=Henry Hub):

	Natural gas (MMBtu/day)		Weighted average index price
	Ceiling	Floor	Ceiling price	Floor price
Three months ending December 31, 2019:
NYMEX ($/MMBtu)	1,575,000	1,333,234	$3.52	$2.50

An initial premium of $13 million was paid at the inception of natural gas collar contracts with one counterparty, and is recorded as a derivative asset measured at fair value. As of September 30, 2019, the unamortized portion of the premium was $4.5 million.

ANTERO RESOURCES CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2018 and September 30, 2019

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

The Company determined that these gas purchase and sales agreements should be accounted for as derivatives and measured at fair value at the end of each period. For the three and nine months ended September 30, 2018, the Company recognized a fair value loss of less than $1 million and a gain of $94 million, respectively. There were no marketing derivative fair value gains or losses during the three or nine months ended September 30, 2019.

(c)	Summary

The following table presents a summary of the fair values of the Company’s derivative instruments and where such values are recorded in the consolidated balance sheets as of December 31, 2018 and September 30, 2019. None of the Company’s derivative instruments are designated as hedges for accounting purposes.

	December 31, 2018		September 30, 2019
	Balance sheet location	Fair value	Balance sheet location	Fair value
		(In thousands)		(In thousands)
Asset derivatives not designated as hedges for accounting purposes:
Commodity derivatives - current	Derivative instruments	$245,263	Derivative instruments	$411,774
Commodity derivatives - noncurrent	Derivative instruments	362,169	Derivative instruments	405,180

Total asset derivatives		607,432		816,954

Liability derivatives not designated as hedges for accounting purposes:
Commodity derivatives - current	Derivative instruments	532	Derivative instruments	—
Commodity derivatives - noncurrent	Derivative instruments	—	Derivative instruments	—

Total liability derivatives		532		—

Net derivatives		$606,900		$816,954

The following table presents the gross values of recognized derivative assets and liabilities, the amounts offset under master netting arrangements with counterparties, and the resulting net amounts presented in the consolidated balance sheets as of the dates presented, all at fair value (in thousands):

	December 31, 2018			September 30, 2019
	Gross amounts on balance sheet	Gross amounts offset on balance sheet	Net amounts of assets (liabilities) on balance sheet	Gross amounts on balance sheet	Gross amounts offset on balance sheet	Net amounts of assets (liabilities) on balance sheet
Commodity derivative assets	$658,830	(51,398)	607,432	$838,795	(21,841)	816,954
Commodity derivative liabilities	$(51,930)	51,398	(532)	$(21,841)	21,841	—

ANTERO RESOURCES CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2018 and September 30, 2019

The following is a summary of derivative fair value gains and losses and where such values are recorded in the unaudited condensed consolidated statements of operations (in thousands):

	Statement of operations	Three months ended September 30,		Nine months ended September 30,
	location	2018	2019	2018	2019
Commodity derivative fair value gains	Revenue	$57,019	220,788	134,793	471,847
Marketing derivative fair value gains (losses)	Revenue	$(42)	—	94,081	—

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

ANTERO RESOURCES CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2018 and September 30, 2019

Supplemental Balance Sheet Information Related to Leases

The Company’s lease assets as of September 30, 2019 consisted of the following items (in thousands):

	September 30, 2019
	Operating Leases	Finance Leases
Right-of-use Assets:
Processing plants	$1,554,601	—
Drilling rigs and completion services	93,846	—
Gas gathering lines and compressor stations (1)	1,535,146	—
Office space	41,285	—
Vehicles	4,971	2,591
Other office and field equipment	299	448
Total right-of-use assets	$3,230,148	3,039	(2)
(1)	Gas gathering lines and compressor stations leases includes $1.3 billion related to Antero Midstream Corporation.
(2)	Financing lease assets are recorded net of accumulated amortization of $9 million as of September 30, 2019.

The Company’s lease liabilities as of September 30, 2019 consisted of the following items (in thousands):

	September 30, 2019
	Operating Leases	Finance Leases
Location on the balance sheet:
Short-term lease liabilities	$408,814	1,176
Long-term lease liabilities	2,821,334	1,863
Total lease liabilities	$3,230,148	3,039

The processing plants, gathering lines and compressor stations that are classified as lease liabilities are classified as such under ASC 842 because Antero is the sole customer of the assets and because Antero makes the decisions that most impact the economic performance of the assets.

Supplemental Information Related to Leases

Costs associated with operating leases were included in the statement of operations and comprehensive income (loss) for the three and nine months ended September 30, 2019 (in thousands):

Statement of Operations Location	Three months ended September 30, 2019	Nine months ended September 30, 2019
Gathering, compression, processing, and transportation	$237,618	$644,007
General and administrative	2,859	8,395
Contract termination and rig stacking	—	10,692
Total Lease Expense	$240,477	$663,094

Costs associated with finance leases of less than $1 million for each of the three and nine months ended September 30, 2019 were included in interest expense.

We capitalized $53 million and $161 million, respectively, of costs related to operating leases and less than $1 million of costs related to finance leases during each of the three and nine months ended September 30, 2019, respectively.

Short-term lease costs that are more than one month but less than 12 months are excluded from the above amounts and total $115 million at September 30, 2019.

ANTERO RESOURCES CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2018 and September 30, 2019

Supplemental Cash Flow Information Related to Leases

The following is the Company’s supplemental cash flow information related to leases for the three and nine months ended September 30, 2019 (in thousands):

	Three months ended September 30, 2019		Nine months ended September 30, 2019
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash out flows related to operating leases	$234,399	—	$591,963	—
Investing cash out flows related to operating leases	47,417	—	146,315	—
Financing cash out flows related to financing leases	—	303	—	1,967
	281,816	303	738,278	1,967

Noncash activities:
Right of use assets obtained in exchange for operating lease liabilities	—	—	3,345,549	—
Right of use assets obtained in exchange for financing lease liabilities	—	—	—	—

Maturities of Lease Liabilities

The table below is a schedule of future minimum payments for operating and financing lease liabilities as of September 30, 2019 (in thousands):

(in thousands)	Operating Leases	Financing Leases	Total
Remainder of 2019	$151,345	21	151,366
2020	578,615	523	579,138
2021	506,402	1,152	507,554
2022	495,694	1,298	496,992
2023	491,513	45	491,558
2024	482,745	—	482,745
Thereafter	1,447,537	—	1,447,537
Total lease payments	4,153,851	3,039	4,156,890
Less: imputed interest	(923,703)	—	(923,703)
Total	$3,230,148	3,039	3,233,187

As of December 31, 2018, the following future minimum payments were required for office and equipment leases:

(in thousands)	Office Leases	Equipment Leases	Total
2019	$8,630	6,042	14,672
2020	8,471	4,517	12,988
2021	8,450	2,410	10,860
2022	8,427	274	8,701
2023	7,495	—	7,495
Thereafter	49,367	—	49,367
Total	$90,840	13,243	104,083

ANTERO RESOURCES CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2018 and September 30, 2019

Lease Term and Discount Rate

The table below is the Company’s weighted-average remaining lease term and discount rate as of September 30, 2019:

	September 30, 2019
	Operating Leases	Finance Leases
Weighted-average remaining lease term:	8.4 years	2.1 years
Weighted-average discount rate:	6.1%	5.7%

As of September 30, 2019, the Company had requested additional processing capacity which will be accounted for as lease modifications when the processing capacity becomes available in 2019 and 2020.

Related party lease disclosure

The Company has a gathering and compression agreement with Antero Midstream Corporation, whereby Antero Midstream Corporation receives a low-pressure gathering fee per Mcf, a high-pressure gathering fee per Mcf, and a compression fee per Mcf, in each case subject to adjustments based on the consumer price index. If and to the extent we request that Antero Midstream Corporation construct new high pressure lines and compressor stations, the gathering and compression agreement contains minimum volume commitments that require Antero Resources to utilize or pay for 75% and 70%, respectively, of the requested capacity of such new construction for 10 years. For the three and nine months ended September 30, 2019, gathering and compression fees paid by Antero related to this agreement were $171 million and $486 million, respectively. As of September 30, 2019, $60 million was included within accounts payable, related parties on the Condensed Balance Sheet as due to Antero Midstream Corporation related to this agreement.

(13) Commitments

The table below is a schedule of future minimum payments for firm transportation, drilling rig and completion services, processing, gathering and compression, and office and equipment agreements, which include leases that have remaining lease terms in excess of one year as of September 30, 2019 (in thousands).

	Firm transportation	Processing, gathering and compression	Land payment obligations	Operating and Financing Leases	Imputed Interest for Leases
	(a)	(b)	(c)	(d)	(d)	Total
Remainder of 2019	$282,571	13,667	4,653	102,808	48,558	452,257
2020	1,123,782	54,425	5,557	399,881	179,257	1,762,902
2021	1,100,079	54,093	3,177	350,364	157,190	1,664,903
2022	1,047,162	53,606	259	361,057	135,935	1,598,019
2023	1,034,641	58,565	—	377,836	113,722	1,584,764
2024	994,534	58,687	—	392,323	90,422	1,535,966
Thereafter	7,816,594	152,523	—	1,248,918	198,619	9,416,654
Total	$13,399,363	445,566	13,646	3,233,187	923,703	18,015,465

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

December 31, 2018 and September 30, 2019

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

(14) Contingencies

Environmental

As disclosed previously in our 2018 10-K, in June 2018, following site inspections conducted in September 2017 at certain of our facilities located in Doddridge County, Tyler County, and Ritchie County, West Virginia, we received a Notice of Violation (“NOV”) from the U.S. Environmental Protection Agency (“EPA”) Region III for alleged violations of the federal Clean Air Act and the West Virginia State Implementation Plan relating to permitting and control requirements for emissions of regulated pollutants at several of our natural gas production facilities. The NOV alleges that combustion devices at these facilities did not meet applicable air permitting requirements. Separately, in June 2018, we received an information request from EPA Region III pursuant to Section 114(a) of the Clean Air Act relating to the facilities that were inspected in September 2017 as well as additional Antero facilities for the purpose of determining if the additional facilities have the same alleged compliance issues that were identified during the September 2017 inspections. We have separately received an NOV from West Virginia Department of Environmental Protection (“WVDEP”) alleging violations relating to the same issues being investigated by the EPA. We continue to negotiate with EPA and WVDEP to resolve the issues alleged in the NOVs and the information request; however we believe that there is a reasonable possibility that these actions may result in monetary sanctions exceeding $100,000. Our operations at these facilities are not suspended, and management does not expect these matters to have a material adverse effect on our financial condition, results of operations, or cash flows.

SJGC

In March 2015, the Company filed suit against South Jersey Gas Company and South Jersey Resources Group, LLC (collectively, “SJGC”) in United States District Court in Colorado seeking relief for breach of contract and damages in the amounts that SJGC had short paid, and continued to short pay, the Company in connection with two nearly identical long term gas contracts. Under those contracts, SJGC are long term purchasers of 80,000 MMBtu/day of the Company’s natural gas production. Deliveries under the contracts began in October 2011 and the term of the contracts continues through October 2019. The price for gas was based on specified indices in the contracts. Beginning in October 2014, SJGC began short paying the Company based on price indices unilaterally selected by SJGC and not the applicable index specified in the contracts. SJGC claimed that the index price specified in the contracts, and the index at which SJGC paid for deliveries from 2011 through September 2014, was no longer appropriate under the contracts because a market disruption event (as defined by the contract) had occurred and, as a result, a new index price was required to be determined by the parties. The Company rejected SJGC’s contention that a market disruption event occurred. SJGC’s actions constituted a breach of the contracts by failing to pay the Company based on the express price terms of the contracts and

ANTERO RESOURCES CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2018 and September 30, 2019

paying the Company based on unilaterally selected price indices in violation of the contracts’ remedial provisions. On May 8, 2017, a jury in the United States District Court in Colorado returned a unanimous verdict finding in favor of Antero’s positions in the lawsuit against SJGC. On July 21, 2017, final judgment on the jury’s unanimous verdict was entered by the court. On August 18, 2017, SJGC filed post-judgment motions with the court. On March 23, 2018, the court denied SJGC’s post-judgment motions. On April 20, 2018, SJGC appealed the final judgment to the United States Court of Appeals for the Tenth Circuit. On August 6, 2019, the Tenth Circuit Court of Appeals affirmed the judgment of the trial court, and SJGC declined further appeal.

Subsequent to the entry of judgment on July 21, 2017, SJGC continued to short pay the Company on the basis of unilaterally selected price indices and not the index specified in the contract. Accordingly, on December 21, 2017, Antero filed suit against SJGC to recover for its damages since March of 2017. After the judgment in the first lawsuit was affirmed, SJGC and Antero filed a joint motion for entry of judgment with the court on September 27, 2019 in which SJGC stipulated to liability and damages in the second lawsuit.

The Company received $59 million during the quarter and $23 million subsequent to the quarter for an aggregate payment of $82 million from SJGC, which was in full satisfaction and discharge of judgments entered in favor of the Company in the above described lawsuits. Antero recognized $54 million in natural gas sales, $3 million in production taxes, and $8 million in interest in the Company’s statement of operations for the three and nine months ended September 30, 2019, related to these lawsuits. The $23 million was included in accrued revenue on the Company’s consolidated balance sheet at September 30, 2019.

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

December 31, 2018 and September 30, 2019

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

On June 20, 2019, the Company was awarded a jury verdict of approximately $96 million in damages after the jury found that WGL breached the Contracts with the Company. In addition, the jury rejected WGL’s claim against the Company, finding that the Company did not breach the Contracts by allegedly failing to deliver TCO Pool gas and awarding no damages in favor of WGL. On August 16, 2019, WGL filed a notice of appeal of the judgment.

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

(15) Contract Termination and Rig Stacking

During the  three and nine months ended September 30, 2019, the Company incurred less than $1 million and $14 million, respectively, of costs for the delay or cancelation of drilling and completion contracts with third-party contractors.

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

December 31, 2018 and September 30, 2019

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

The operating results and assets of the Company’s reportable segments were as follows for the three months ended September 30, 2018 and 2019 (in thousands):

	Exploration and production	Marketing	Midstream	Elimination of intersegment transactions	Consolidated total
Three months ended September 30, 2018:
Sales and revenues:
Third-party	$982,131	89,556	4,845	—	1,076,532
Intersegment	5,197	—	261,360	(266,557)	—
Total	$987,328	89,556	266,205	(266,557)	1,076,532

Operating expenses:
Lease operating	$35,124	—	67,608	(66,463)	36,269
Gathering, compression, processing, and transportation	442,602	—	12,701	(128,799)	326,504
Impairment of oil and gas properties	221,094	—	—	—	221,094
Impairment of midstream assets	—	—	1,157	—	1,157
Depletion, depreciation, and amortization	204,465	—	38,721	—	243,186
General and administrative	45,474	—	15,018	(632)	59,860
Other	30,695	151,764	5,219	(4,020)	183,658
Total	979,454	151,764	140,424	(199,914)	1,071,728
Operating income (loss)	$7,874	(62,208)	125,781	(66,643)	4,804
Equity in earnings of unconsolidated affiliates	$—	—	10,705	—	10,705
Segment assets	$13,484,457	20,481	3,411,496	(1,113,899)	15,802,535
Capital expenditures for segment assets	$485,219	—	149,953	(67,951)	567,221

ANTERO RESOURCES CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2018 and September 30, 2019

	Exploration and production	Marketing	Equity Method Investment in Antero Midstream Corporation	Elimination of intersegment transactions and unconsolidated affiliates	Consolidated total
Three months ended September 30, 2019:
Sales and revenues:
Third-party	$1,070,755	46,645	—	—	1,117,400
Intersegment	1,481	—	243,795	(243,795)	1,481
Total	$1,072,236	46,645	243,795	(243,795)	1,118,881

Operating expenses:
Lease operating	$35,928	—	49,050	(49,050)	35,928
Gathering, compression, processing, and transportation	603,860	—	13,091	(13,091)	603,860
Impairment of oil and gas properties	1,041,469	—	—	—	1,041,469
Impairment of midstream assets	—	—	465,278	(457,478)	7,800
Depletion, depreciation, and amortization	241,503	—	24,460	(24,460)	241,503
General and administrative	35,923	—	30,595	(30,595)	35,923
Other	30,060	108,216	3,210	(3,210)	138,276
Total	1,988,743	108,216	585,684	(577,884)	2,104,759
Operating loss	$(916,507)	(61,571)	(341,889)	334,089	(985,878)
Equity in earnings (loss) of unconsolidated affiliates	$(117,859)	—	18,478	(18,478)	(117,859)
Investments in unconsolidated affiliates	$1,819,323	—	672,310	(672,310)	1,819,323
Segment assets	$16,094,927	25,361	6,445,504	(6,445,504)	16,120,288
Capital expenditures for segment assets	$292,176	—	120,875	(120,875)	292,176

The operating results and assets of the Company’s reportable segments were as follows for the nine months ended September 30, 2018 and 2019 (in thousands):

	Exploration and production	Marketing	Midstream	Elimination of intersegment transactions	Consolidated total
Nine months ended September 30, 2018:
Sales and revenues:
Third-party	$2,590,409	488,270	15,299	—	3,093,978
Intersegment	16,251	—	731,473	(747,724)	—
Total	$2,606,660	488,270	746,772	(747,724)	3,093,978

Operating expenses:
Lease operating	$98,698	—	184,698	(190,241)	93,155
Gathering, compression, processing, and transportation	1,236,655	—	36,469	(346,896)	926,228
Impairment of oil and gas properties	406,068	—	—	—	406,068
Impairment of midstream assets	—	—	9,658	—	9,658
Depletion, depreciation, and amortization	601,446	—	108,034	—	709,480
General and administrative	138,555	—	44,967	(1,946)	181,576
Other	85,067	560,924	15,129	(11,841)	649,279
Total	2,566,489	560,924	398,955	(550,924)	2,975,444
Operating income (loss)	$40,171	(72,654)	347,817	(196,800)	118,534
Equity in earnings of unconsolidated affiliates	$—	—	27,832	—	27,832
Segment assets	$13,484,457	20,481	3,411,496	(1,113,899)	15,802,535
Capital expenditures for segment assets	$1,464,041	—	414,833	(202,629)	1,676,245

ANTERO RESOURCES CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2018 and September 30, 2019

	Exploration and production	Marketing	Equity Method Investment in Antero Midstream Corporation	Elimination of intersegment transactions and unconsolidated affiliates	Consolidated total
Nine months ended September 30, 2019:
Sales and revenues:
Third-party	$3,247,214	200,911	50	—	3,448,175
Intersegment	4,999	—	553,471	(550,693)	7,777
Total	$3,252,213	200,911	553,521	(550,693)	3,455,952

Operating expenses:
Lease operating	$119,754	—	111,427	(112,664)	118,517
Gathering, compression, processing, and transportation	1,705,709	—	28,324	(138,810)	1,595,223
Impairment of oil and gas properties	1,253,712	—	—	—	1,253,712
Impairment of midstream assets	—	—	472,854	(458,072)	14,782
Depletion, depreciation, and amortization	702,299	—	68,557	(46,850)	724,006
General and administrative	128,213	—	85,026	(66,732)	146,507
Other	112,952	408,839	8,005	(7,002)	522,794
Total	4,022,639	408,839	774,193	(830,130)	4,375,541
Operating income (loss)	$(770,426)	(207,928)	(220,672)	279,437	(919,589)
Equity in earnings (loss) of unconsolidated affiliates	$(102,457)	—	34,981	(22,717)	(90,193)
Investments in unconsolidated affiliates	$1,819,323	—	672,310	(672,310)	1,819,323
Segment assets	$16,094,927	25,361	6,445,504	(6,445,504)	16,120,288
Capital expenditures for segment assets	$1,053,210	—	262,065	(208,913)	1,106,362

(18)	Subsidiary Guarantors

Each of Antero’s wholly owned subsidiaries has fully and unconditionally guaranteed Antero’s senior notes.  In the event a subsidiary guarantor is sold or disposed of (whether by merger, consolidation, the sale of a sufficient amount of its capital stock so that it no longer qualifies as a “Subsidiary” of Antero (as defined in the indentures governing the notes) or the sale of all or substantially all of its assets (other than by lease)) and whether or not the subsidiary guarantor is the surviving entity in such transaction to a person that is not Antero or a restricted subsidiary of Antero, such subsidiary guarantor will be released from its obligations under its subsidiary guarantee if the sale or other disposition does not violate the covenants set forth in the indentures governing the notes.

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

The following Condensed Consolidating Balance Sheets at December 31, 2018 and September 30, 2019, and the related Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2018 and 2019, and Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2018 and 2019 present financial information for Antero on a stand-alone basis (carrying its investment in subsidiaries using the equity method), financial information for the subsidiary guarantors, financial information for the non-guarantor subsidiaries, and the consolidation and elimination entries necessary to arrive at the information for the Company on a consolidated basis. Antero’s wholly owned subsidiaries are not restricted from making distributions to Antero.

ANTERO RESOURCES CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2018 and September 30, 2019

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

ANTERO RESOURCES CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2018 and September 30, 2019

Condensed Consolidating Balance Sheet
September 30, 2019
(In thousands)

	Parent (Antero)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Accounts receivable, net	29,207	—	—	—	29,207
Intercompany receivables	—	131,135	—	(131,135)	—
Accrued revenue	281,177	—	—	—	281,177
Derivative instruments	411,774	—	—	—	411,774
Other current assets	7,342	—	—	—	7,342
Total current assets	729,500	131,135	—	(131,135)	729,500
Property and equipment:
Oil and gas properties, at cost (successful efforts method):
Unproved properties	1,406,464	—	—	—	1,406,464
Proved properties	11,568,285	—	—	—	11,568,285
Gathering systems and facilities	5,802	—	—	—	5,802
Other property and equipment	70,965	—	—	—	70,965
	13,051,516	—	—	—	13,051,516
Less accumulated depletion, depreciation, and amortization	(3,136,767)	—	—	—	(3,136,767)
Property and equipment, net	9,914,749	—	—	—	9,914,749
Operating leases right-of-use assets	3,230,148	—	—	—	3,230,148
Derivative instruments	405,180	—	—	—	405,180
Investments in unconsolidated affiliates	481,474	1,337,849	—	—	1,819,323
Investments in consolidated affiliates	1,337,849	—	—	(1,337,849)	—
Other assets	21,388	—	—	—	21,388
Total assets	$16,120,288	1,468,984	—	(1,468,984)	16,120,288

Liabilities and Equity
Current liabilities:
Accounts payable	$32,496	—	—	—	32,496
Accounts payable, related parties	300,774	—	—	(200,337)	100,437
Accrued liabilities	392,726	—	—	—	392,726
Revenue distributions payable	231,152	—	—	—	231,152
Short-term lease liabilities	409,990		—		409,990
Other current liabilities	4,367	—	—	—	4,367
Total current liabilities	1,371,505	—	—	(200,337)	1,171,168
Long-term liabilities:
Long-term debt	3,703,828	—	—	—	3,703,828
Deferred income tax liability	916,031	—	—	—	916,031
Long-term lease liabilities	2,823,197		—		2,823,197
Other liabilities	59,366	—	—	—	59,366
Total liabilities	8,873,927	—	—	(200,337)	8,673,590
Equity:
Stockholders' equity:
Partners' capital	—	—	—	—	—
Common stock	3,041	—	—	—	3,041
Additional paid-in capital	6,124,042	1,337,849	—	(1,337,849)	6,124,042
Accumulated earnings	1,119,278	131,135	—	69,202	1,319,615
Total equity	7,246,361	1,468,984	—	(1,268,647)	7,446,698
Total liabilities and equity	$16,120,288	1,468,984	—	(1,468,984)	16,120,288

ANTERO RESOURCES CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2018 and September 30, 2019

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended September 30, 2018
(In thousands)

	Parent (Antero)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue and other:
Natural gas sales	$527,122	—	—	—	527,122
Natural gas liquids sales	338,269	—	—	—	338,269
Oil sales	59,722	—	—	—	59,722
Commodity derivative fair value gains	57,019	—	—	—	57,019
Gathering, compression, water handling and treatment	—	—	266,205	(261,361)	4,844
Marketing	89,598	—	—	—	89,598
Marketing derivative fair value losses	(42)	—	—	—	(42)
Other income	5,327	—	—	(5,327)	—
Total revenue and other	1,077,015	—	266,205	(266,688)	1,076,532
Operating expenses:
Lease operating	35,124	—	67,608	(66,463)	36,269
Gathering, compression, processing, and transportation	442,602	—	12,701	(128,799)	326,504
Production and ad valorem taxes	29,352	—	1,166	—	30,518
Marketing	151,764	—	—	—	151,764
Exploration	666	—	—	—	666
Impairment of oil and gas properties	221,094	—	—	—	221,094
Impairment of midstream assets	—	—	1,157	—	1,157
Depletion, depreciation, and amortization	204,730	—	38,456	—	243,186
Accretion of asset retirement obligations	677	—	33	—	710
General and administrative	45,477	—	15,015	(632)	59,860
Accretion of contingent acquisition consideration	—	—	4,020	(4,020)	—
Total operating expenses	1,131,486	—	140,156	(199,914)	1,071,728
Operating income (loss)	(54,471)	—	126,049	(66,774)	4,804
Other income (expenses):
Equity in earnings of unconsolidated affiliates	—	—	10,705	—	10,705
Interest expense, net	(57,632)	—	(16,989)	93	(74,528)
Equity in earnings (loss) of consolidated subsidiaries	(23,363)	—	—	23,363	—
Total other expenses	(80,995)	—	(6,284)	23,456	(63,823)
Income (loss) before income taxes	(135,466)	—	119,765	(43,318)	(59,019)
Provision for income tax expense	(18,953)	—	—	—	(18,953)
Net income (loss) and comprehensive income (loss) including noncontrolling interests	(154,419)	—	119,765	(43,318)	(77,972)
Net income and comprehensive income attributable to noncontrolling interests	—	—	—	76,447	76,447
Net income (loss) and comprehensive income (loss) attributable to Antero Resources Corporation	$(154,419)	—	119,765	(119,765)	(154,419)

ANTERO RESOURCES CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2018 and September 30, 2019

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended September 30, 2019
(In thousands)

	Parent (Antero)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue and other:
Natural gas sales	$524,448	—	—	—	524,448
Natural gas liquids sales	284,958	—	—	—	284,958
Oil sales	40,561	—	—	—	40,561
Commodity derivative fair value gains	220,788	—	—	—	220,788
Marketing	46,645	—	—	—	46,645
Other income	1,481	—	—	—	1,481
Total revenue and other	1,118,881	—	—	—	1,118,881
Operating expenses:
Lease operating	35,928	—	—	—	35,928
Gathering, compression, processing, and transportation	603,860	—	—	—	603,860
Production and ad valorem taxes	28,863	—	—	—	28,863
Marketing	108,216	—	—	—	108,216
Exploration	208	—	—	—	208
Impairment of oil and gas properties	1,041,469	—	—	—	1,041,469
Impairment of midstream assets	7,800	—	—	—	7,800
Depletion, depreciation, and amortization	241,503	—	—	—	241,503
Accretion of asset retirement obligations	927	—	—	—	927
General and administrative	35,923	—	—	—	35,923
Contract termination and rig stacking	62	—	—	—	62
Total operating expenses	2,104,759	—	—	—	2,104,759
Operating loss	(985,878)	—	—	—	(985,878)
Other income (expenses):
Equity in earnings of unconsolidated affiliates	(38,255)	(79,604)	—	—	(117,859)
Interest expense, net	(47,754)	—	—	—	(47,754)
Total other expenses	(86,009)	(79,604)	—	—	(165,613)
Loss before income taxes	(1,071,887)	(79,604)	—	—	(1,151,491)
Provision for income tax benefit	272,627	—	—	—	272,627
Net loss and comprehensive loss attributable to Antero Resources Corporation	$(799,260)	(79,604)	—	—	(878,864)

ANTERO RESOURCES CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2018 and September 30, 2019

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Nine Months Ended September 30, 2018
(In thousands)

	Parent (Antero)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue and other:
Natural gas sales	$1,498,324	—	—	—	1,498,324
Natural gas liquids sales	828,424	—	—	—	828,424
Oil sales	128,869	—	—	—	128,869
Commodity derivative fair value gains	134,793	—	—	—	134,793
Gathering, compression, water handling and treatment	—	—	746,188	(730,890)	15,298
Marketing	394,189	—	—	—	394,189
Marketing derivative fair value gains	94,081	—	—	—	94,081
Gain on sale of assets	—	—	583	(583)	—
Other income	16,381	—	—	(16,381)	—
Total revenue and other	3,095,061	—	746,771	(747,854)	3,093,978
Operating expenses:
Lease operating	98,698	—	184,698	(190,241)	93,155
Gathering, compression, processing, and transportation	1,236,655	—	36,469	(346,896)	926,228
Production and ad valorem taxes	79,045	—	3,187	—	82,232
Marketing	560,924	—	—	—	560,924
Exploration	4,022	—	—	—	4,022
Impairment of oil and gas properties	406,068	—	—	—	406,068
Impairment of midstream assets	4,470	—	5,771	(583)	9,658
Depletion, depreciation, and amortization	602,159	—	107,321	—	709,480
Accretion of asset retirement obligations	2,000	—	101	—	2,101
General and administrative	138,555	—	44,967	(1,946)	181,576
Accretion of contingent acquisition consideration	—	—	11,841	(11,841)	—
Total operating expenses	3,132,596	—	394,355	(551,507)	2,975,444
Operating income (loss)	(37,535)	—	352,416	(196,347)	118,534
Other income (expenses):
Equity in earnings of unconsolidated affiliates	—	—	27,832	—	27,832
Interest expense, net	(165,519)	—	(42,913)	129	(208,303)
Equity in earnings (loss) of consolidated subsidiaries	(70,417)	—	—	70,417	—
Total other expenses	(235,936)	—	(15,081)	70,546	(180,471)
Income (loss) before income taxes	(273,471)	—	337,335	(125,801)	(61,937)
Provision for income tax expense	(2,500)	—	—	—	(2,500)
Net income (loss) and comprehensive income (loss) including noncontrolling interests	(275,971)	—	337,335	(125,801)	(64,437)
Net income and comprehensive income attributable to noncontrolling interests	—	—	—	211,534	211,534
Net income (loss) and comprehensive income (loss) attributable to Antero Resources Corporation	$(275,971)	—	337,335	(337,335)	(275,971)

ANTERO RESOURCES CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2018 and September 30, 2019

Condensed Consolidating Statement of Operations and Comprehensive Income
Nine Months Ended September 30, 2019
(In thousands)

	Parent (Antero)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue and other:
Natural gas sales	$1,735,086	—	—	—	1,735,086
Natural gas liquids sales	902,606	—	—	—	902,606
Oil sales	137,675	—	—	—	137,675
Commodity derivative fair value gains	471,847	—	—	—	471,847
Gathering, compression, water handling and treatment	—	—	218,360	(213,881)	4,479
Marketing	200,911	—	—	—	200,911
Other income	4,999	—	—	(1,651)	3,348
Total revenue and other	3,453,124	—	218,360	(215,532)	3,455,952
Operating expenses:
Lease operating	119,754	—	64,818	(66,055)	118,517
Gathering, compression, processing, and transportation	1,705,709	—	—	(110,486)	1,595,223
Production and ad valorem taxes	94,569	—	—	940	95,509
Marketing	408,839	—	—	—	408,839
Exploration	648	—	—	—	648
Impairment of oil and gas properties	1,253,712	—	—	—	1,253,712
Impairment of midstream assets	7,800	—	6,982	—	14,782
Depletion, depreciation, and amortization	702,299	—	21,707	—	724,006
Loss on sale of assets	951	—	—	—	951
Accretion of asset retirement obligations	2,758	—	63	—	2,821
General and administrative	128,213	—	18,793	(499)	146,507
Contract termination and rig stacking	14,026	—	—	—	14,026
Accretion of contingent acquisition consideration	—	—	1,928	(1,928)	—
Total operating expenses	4,439,278	—	114,291	(178,028)	4,375,541
Operating income (loss)	(986,154)	—	104,069	(37,504)	(919,589)
Other income (expenses):
Equity in earnings (loss) of unconsolidated affiliates	(33,255)	(69,202)	12,264	—	(90,193)
Interest expense, net	(157,053)	—	(16,815)	—	(173,868)
Equity in earnings of affiliates	15,021	—	—	(15,021)	—
Gain on deconsolidation of Antero Midstream Partners LP	1,205,705	200,337	—	—	1,406,042
Total other income (expenses)	1,030,418	131,135	(4,551)	(15,021)	1,141,981
Income before income taxes	44,264	131,135	99,518	(52,525)	222,392
Provision for income tax expense	(33,332)	—	—	—	(33,332)
Net income and comprehensive income including noncontrolling interests	10,932	131,135	99,518	(52,525)	189,060
Net income and comprehensive income attributable to noncontrolling interests	—	—	—	46,993	46,993
Net income and comprehensive income attributable to Antero Resources Corporation	$10,932	131,135	99,518	(99,518)	142,067

ANTERO RESOURCES CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2018 and September 30, 2019

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2018
(In thousands)

	Parent (Antero)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities:
Net income (loss) including noncontrolling interests	$(275,971)	—	337,335	(125,801)	(64,437)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, amortization, and accretion	604,159	—	107,422	—	711,581
Accretion of contingent acquisition consideration	(11,841)	—	11,841	—	—
Impairment of oil and gas properties	406,068	—	—	—	406,068
Impairment of midstream assets	4,470	—	5,771	(583)	9,658
Commodity derivative fair value gains	(134,793)	—	—	—	(134,793)
Gains on settled commodity derivatives	268,369	—	—	—	268,369
Marketing derivative fair value gains	(94,081)	—	—	—	(94,081)
Gains on settled marketing derivatives	78,098	—	—	—	78,098
Deferred income tax expense	2,500	—	—	—	2,500
Gain on sale of assets	—	—	(583)	583	—
Equity-based compensation expense	39,823	—	16,606	—	56,429
Equity in earnings (loss) of consolidated subsidiaries	70,417	—	—	(70,417)	—
Equity in earnings of unconsolidated affiliates	—	—	(27,832)	—	(27,832)
Distributions of earnings from unconsolidated affiliates	—	—	29,660	—	29,660
Distributions from Antero Midstream Partners LP	115,678	—	—	(115,678)	—
Other	862	—	2,083	—	2,945
Changes in current assets and liabilities	20,015	—	(10,901)	7,119	16,233
Net cash provided by operating activities	1,093,773	—	471,402	(304,777)	1,260,398
Cash flows provided by (used in) investing activities:
Additions to unproved properties	(130,381)	—	—	—	(130,381)
Drilling and completion costs	(1,328,289)	—	—	202,629	(1,125,660)
Additions to water handling and treatment systems	—	—	(68,325)	(9,060)	(77,385)
Additions to gathering systems and facilities	175	—	(337,623)	—	(337,448)
Additions to other property and equipment	(5,371)	—	—	—	(5,371)
Investments in unconsolidated affiliates	—	—	(91,419)	—	(91,419)
Change in other assets	(1,810)	—	(865)	—	(2,675)
Other	—	—	4,470	(4,470)	—
Net cash used in investing activities	(1,465,676)	—	(493,762)	189,099	(1,770,339)
Cash flows provided by (used in) financing activities:
Borrowings (repayments) on bank credit facility, net	362,000	—	320,000	—	682,000
Distributions to noncontrolling interests in Antero Midstream Partners LP	—	—	(304,453)	115,678	(188,775)
Employee tax withholding for settlement of equity compensation awards	(6,806)	—	(1,399)	—	(8,205)
Other	(3,369)	—	(151)	—	(3,520)
Net cash provided by financing activities	351,825	—	13,997	115,678	481,500
Net decrease in cash and cash equivalents	(20,078)	—	(8,363)	—	(28,441)
Cash and cash equivalents, beginning of period	20,078	—	8,363	—	28,441
Cash and cash equivalents, end of period	$—	—	—	—	—

ANTERO RESOURCES CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2018 and September 30, 2019

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2019
(In thousands)

	Parent (Antero)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities:
Net income including noncontrolling interests	$10,932	131,135	99,518	(52,525)	189,060
Adjustment to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, amortization, and accretion	705,057	—	21,770	—	726,827
Impairment of oil and gas properties	1,253,712	—	—	—	1,253,712
Impairment of midstream assets	7,800	—	6,982	—	14,782
Commodity derivative fair value gains	(471,847)	—	—	—	(471,847)
Gains on settled commodity derivatives	261,794	—	—	—	261,794
Deferred income tax expense	32,019	—	—	—	32,019
Loss on sale of assets	951	—	—	—	951
Equity-based compensation expense	16,850	—	2,477	—	19,327
Equity in earnings of affiliates	(15,021)	—	—	15,021	—
Equity in earnings (loss) of unconsolidated affiliates	33,255	69,202	(12,264)	—	90,193
Distributions/dividends of earnings from unconsolidated affiliates	96,636	—	12,605	—	109,241
Gain on deconsolidation of Antero Midstream Partners LP	(1,205,705)	(200,337)	—	—	(1,406,042)
Distributions from Antero Midstream Partners LP	94,391	—	—	(94,391)	—
Other	(40,493)	—	750	47,922	8,179
Changes in current assets and liabilities	121,087	—	(10,573)	16,808	127,322
Net cash provided by operating activities	901,418	—	121,265	(67,165)	955,518
Cash flows provided by (used in) investing activities:
Additions to unproved properties	(69,796)	—	—	—	(69,796)
Drilling and completion costs	(978,496)	—	—	20,565	(957,931)
Additions to water handling and treatment systems	—	—	(24,547)	131	(24,416)
Additions to gathering systems and facilities	—	—	(48,239)	—	(48,239)
Additions to other property and equipment	(4,918)	—	(1,062)	—	(5,980)
Investments in unconsolidated affiliates	—	—	(25,020)	—	(25,020)
Proceeds from the Antero Midstream Partners LP Transactions	296,611	—	—	—	296,611
Change in other assets	10,818	—	(3,357)	—	7,461
Proceeds from sale of assets	1,983	—	—	—	1,983
Net cash used in investing activities	(743,798)	—	(102,225)	20,696	(825,327)
Cash flows provided by (used in) financing activities:
Repurchases of common stock	(17,924)	—	—	—	(17,924)
Issuance of senior notes	—	—	650,000	—	650,000
Borrowings (repayments) on bank credit facility, net	(135,379)	—	90,379	—	(45,000)
Payments of deferred financing costs	(791)	—	(7,468)	—	(8,259)
Distributions to noncontrolling interests in Antero Midstream Partners LP	—	—	(131,545)	46,469	(85,076)
Employee tax withholding for settlement of equity compensation awards	(2,350)	—	(29)	—	(2,379)
Other	(1,176)	—	(845)	—	(2,021)
Net cash provided by (used in) financing activities	(157,620)	—	600,492	46,469	489,341
Effect of deconsolidation of Antero Midstream Partners LP	—	—	(619,532)	—	(619,532)
Net increase in cash and cash equivalents	—	—	—	—	—
Cash and cash equivalents, beginning of period	—	—	—	—	—
Cash and cash equivalents, end of period	$—	—	—	—	—

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

In this section, references to “Antero,” the “Company,” “we,” “us,” and “our” refer to Antero Resources Corporation and its subsidiaries, unless otherwise indicated or the context otherwise requires.

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

We have assembled a portfolio of long-lived properties that are characterized by what we believe to be low geologic risk and repeatability. Our drilling opportunities are focused in the Marcellus Shale and Utica Shale of the Appalachian Basin. As of September 30, 2019, we held approximately 555,000 net acres of rich gas and dry gas properties located in the Appalachian Basin in West Virginia and Ohio. Our corporate headquarters are in Denver, Colorado.

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

We furnish or file with the SEC our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K. We make these documents available free of charge at www.anteroresources.com under the “Investors–SEC Filings” section as soon as reasonably practicable after they are furnished or filed with the SEC. Information on our website is not incorporated into this Quarterly Report on Form 10-Q or any of our other filings with the SEC.

2019 Developments and Highlights

Closing of Simplification Transaction

On March 12, 2019, Antero Midstream Corporation and Antero Midstream Partners completed the Transactions contemplated by the Simplification Agreement, pursuant to which (i) Antero Midstream GP LP was converted from a limited partnership to a corporation under the laws of the State of Delaware and changed its name to Antero Midstream Corporation, and (ii) an indirect, wholly owned subsidiary of Antero Midstream Corporation was merged with and into Antero Midstream Partners, with Antero Midstream Partners surviving the merger as an indirect, wholly owned subsidiary of Antero Midstream Corporation. In connection with the Transactions, we received $297 million in cash and 158.4 million shares of Antero Midstream Corporation’s common stock, par value $0.01 per share, in exchange for the 98,870,335 common units representing limited partner interests in Antero Midstream Partners owned immediately prior to the Closing.

Prior to the Transactions, our ownership of Antero Midstream Partners common units represented approximately a 53% limited partner interest in Antero Midstream Partners, and we consolidated Antero Midstream Partners’ financial position and results of operations into our consolidated financial statements. The Transactions resulted in the exchange of the limited partner interest we owned in Antero Midstream Partners for common stock of Antero Midstream Corporation representing an approximate 31% interest. Thus, effective March 13, 2019, we no longer consolidated Antero Midstream Corporation or Antero Midstream Partners in our consolidated financial statements and began accounting for our interest in Antero Midstream Corporation using the equity method of accounting starting with our financial statements for the first quarter of 2019. For more information, please see Note 3 to the unaudited condensed consolidated financial statements.

Production and Financial Results

For the three months ended September 30, 2019, our net production totaled 310 Bcfe, or 3,367 MMcfe per day, a 24% increase compared to 250 Bcfe, or 2,718 MMcfe per day, for the three months ended September 30, 2018. Production increases resulted from an increase in the number of producing wells as a result of our drilling and completion activity. Our average price received for production, before the effects of gains on settled commodity derivatives and including the proceeds related to the lawsuits against South Jersey Gas Company and South Jersey Resources Group LLC (together, “SJGC,” and such lawsuits collectively, the “South Jersey Litigation”), for the three months ended September 30, 2019 was $2.57 per Mcfe compared to $3.70 per Mcfe for the three months ended September 30, 2018. Our average realized price after the effects of gains on settled commodity derivatives was $3.13 per Mcfe for the three months ended September 30, 2019 compared to $3.98 per Mcfe for the three months ended September 30, 2018.

For the three months ended September 30, 2019, we generated consolidated cash flows from operations of $198 million, consolidated net loss attributable to Antero of $879 million and Adjusted EBITDAX of $258 million. This compares to consolidated cash flows from operations of $421 million, consolidated net loss attributable to Antero of $154 million and Adjusted EBITDAX of $419 million for the three months ended September 30, 2018. See “—Non-GAAP Financial Measures” for a definition of Adjusted EBITDAX and a reconciliation of Adjusted EBITDAX to net cash provided by operating activities and net loss.

Consolidated cash flows from operations decreased by $223 million for the three months ended September 30, 2019 compared to the prior year period primarily because of the deconsolidation of Antero Midstream Partners. Consolidated net loss attributable to Antero of $879 million for the three months ended September 30, 2019 decreased from consolidated net loss attributable to Antero of $154 million for the three months ended September 30, 2018 primarily because of changes in commodity derivative fair value gains.

Adjusted EBITDAX decreased from $419 million for the three months ended September 30, 2018 to $258 million for the three months ended September 30, 2019, a decrease of 39%, primarily because of the deconsolidation of Antero Midstream Partners.

For the nine months ended September 30, 2019, our net production totaled 882 Bcfe, or 3,232 MMcfe per day, a 27% increase compared to 693 Bcfe, or 2,539 MMcfe per day, for the nine months ended September 30, 2018. Production increases resulted from an increase in the number of producing wells as a result of our drilling and completion activity. Our average price received for production, before the effects of gains on settled commodity derivatives and including the proceeds related to the South Jersey Litigation, for the nine months ended September 30, 2019 was $3.15 per Mcfe compared to $3.54 per Mcfe for the nine months ended September 30, 2018. Our average realized price after the effects of gains on settled commodity derivatives was $3.44 per Mcfe for the nine months ended September 30, 2019 compared to $3.93 per Mcfe for the nine months ended September 30, 2018.

For the nine months ended September 30, 2019, we generated consolidated cash flows from operations of $956 million, consolidated net income attributable to Antero of $142 million, and Adjusted EBITDAX of $952 million. This compares to consolidated cash flows from operations of $1.3 billion, consolidated net loss attributable to Antero of $276 million, and Adjusted EBITDAX of $1.2 billion for the nine months ended September 30, 2018.

Consolidated cash flows from operations decreased by $305 million for the nine months ended September 30, 2019 compared to the prior year period primarily because of the deconsolidation of Antero Midstream Partners. Consolidated net income attributable to Antero of $142 million for the nine months ended September 30, 2019 increased from consolidated net loss attributable to Antero of $276 million for the nine months ended September 30, 2018 primarily because of the gain on deconsolidation of Antero Midstream Partners and changes in commodity derivative fair value gains.

Adjusted EBITDAX decreased from $1.2 billion for the nine months ended September 30, 2018 to $952 million for the nine months ended September 30, 2019, a decrease of 23%, primarily because of the deconsolidation of Antero Midstream Partners.

Consolidated cash flows from operations decreased from $1.3 billion for the nine months ended September 30, 2018 to $956 million for the nine months ended September 30, 2019.

2019 Capital Budget and Capital Spending

Our exploration and production capital budget for 2019 is a range of $1.35 billion to $1.4 billion, which includes: $1.275 billion to $1.3 billion for drilling and completion and $75 million to $100 million for leasehold expenditures. We do not include acquisitions in our capital budget. We periodically review our capital expenditures and adjust our budget and its allocation based on liquidity, drilling results, leasehold acquisition opportunities, and commodity prices.

For the nine months ended September 30, 2019, our deconsolidated capital expenditures were approximately $1.1 billion, including drilling and completion costs of $958 million, leasehold acquisitions of $70 million, and other capital expenditures of $6 million. In addition, capital expenditures for the nine months ended September 30, 2019, included gathering and compression expenditures of $48 million, water handling and treatment expenditures of $24 million and $25 million of costs invested by Antero Midstream Partners in its Joint Venture. These expenditures relate to the period prior to deconsolidation.

For the three months ended September 30, 2019, our exploration and production capital expenditures decreased significantly from the three month periods ended March 31, 2019 and June 30, 2019 from approximately $399 million and $342 million, respectively, to $292 million. Our consolidated capital expenditures for the three months ended September 30, 2019 of $292 million included drilling and completion costs of $278 million, leasehold acquisitions of $13 million, and other capital expenditures of $1.4 million, whereas, our capital expenditures for the three months ended June 30, 2019 of $342 million included drilling and completion costs of $311 million, leasehold acquisitions of $29 million, and other capital expenditures of $1.5 million. Our capital expenditures for the three months ended March 31, 2019 of $399 million included drilling and completion costs of $369 million, leasehold acquisitions of $27 million, and other capital expenditures of $3 million. This reduction in costs was a result of our well cost savings initiatives, which include savings as a result of service cost deflation, sand logistics optimization and operational efficiency gains. As a result, we anticipate our exploration and production capital expenditures for the remainder of the year to be more consistent with levels in the three months ended September 30, 2019 as opposed to the levels in the three months ended March 31, 2019 or June 30, 2019.

Well Cost Savings Update

Antero’s drilling and completion capital expenditures declined to $290 million during third quarter of 2019.  The reduced capital spending during the quarter showcased capital efficiency gains previously outlined that are trending ahead of schedule.  Some of the key contributions were (i) localized water blending operations that reduced flowback water costs by reducing trucking costs and (ii) the use of lower volumes of fresh water per foot in approximately 20% of stages completed during the quarter.  Additionally, Antero continued to see operational efficiency gains during the third quarter.  Completion stages per day exceeded six stages per day in August and September, an increase from 5.7 stages per day during the second quarter as lower water volume completions accelerated cycle times.  The Company expects further well cost savings moving forward as it transitions to using less water on all completions by 2020 and moves towards blending nearly all flowback and produced water from the Company’s Marcellus wells.

Net Marketing Expense Mitigation

Antero recently agreed to release capacity agreements with certain third parties to mitigate 250 MMcf/d of its excess firm transportation expenses for the period from September 2019 through March 2020 to certain third parties.  Antero estimates that the release will result in a $15 million reduction in net marketing expenses during such seven-month period.  Antero will continue to evaluate opportunities to monetize or otherwise release a portion of its excess firm transportation capacity given the recent widening of local basis and attractive spreads to the Midwest and Gulf Coast.

Hedge Position

At September 30, 2019, we had fixed price natural gas swap contracts on NYMEX Henry Hub for the period from October 2019 through December 2023 for 1.8 Tcf of our projected natural gas production at a weighted average index price of $2.86 per MMBtu, including contracts for the remainder of 2019 of approximately 91.7 Bcf of natural gas at a weighted average index price of $3.23 per MMBtu. Additionally, we have collar agreements for the period from October 2019 through December 2019 for 144.9 Bcf of our projected natural gas production at a weighted average floor and ceiling of $2.50 and $3.52, respectively. We also had basis swaps for the period from January 2020 through December 2024 for 95.0 Bcf of our projected natural gas production with pricing differentials ranging from $0.353 to $0.530 per MMBtu that hedge the difference between TCO and the NYMEX Henry Hub.

We had fixed price propane swap contracts for 6 MMBbls of propane for the period from October 2019 through March 2020 at a weighted average index price of $0.67 per gallon. These fixed price propane swap contracts are a combination of fixed priced swaps based on Mont Belvieu, ARA (Europe) and FEI (Asia) indices as detailed in Note 17 to the unaudited condensed consolidated financial statements. In addition, we had propane contracts for 91,500 Bbls of propane for the period from October 2019 through March 2020 that fix the Mont Belvieu Propane index price at 50% of NYMEX WTI crude oil. We had fixed price normal butane swap contracts for 550,000 Bbls of normal butane for the period from October 2019 through December 2020 at a weighted average Mont Belvieu index price of $0.59 per gallon. We had basis swap contracts for 761,400 Bbls of normal butane for the period from October 2019 through June 2020 with pricing differentials ranging from $0.23 to $0.25 per gallon that hedge the difference between the ARA index price and Mont Belvieu index price. We had fixed price natural gasoline swap contracts for 322,000 Bbls of natural gasoline for the period from October 2019 through December 2020 at a weighted average Mont Belvieu index price $0.67 per gallon. In addition, we had natural gasoline contracts for 12 MMBbls of natural gasoline for the period from October 2019 through December 2021 that fix the Mont Belvieu Natural Gasoline index price at weighted average percentages of WTI ranging from 78% to 81%.

We had fixed price oil contracts for 6.0 MMBbls of projected oil production at a weighted average index price of $57.27 per Bbl for the period from October 2019 through December 2020, including contracts for the remainder of 2019 of approximately 1.7 MMBbls of oil at a weighted average index price of $59.05 per Bbl.

We believe our hedge position provides some certainty to cash flows supporting our future operations and capital spending plans. As of September 30, 2019, the estimated fair value of our commodity derivative contracts was approximately $817 million.

Credit Facility

As of September 30, 2019, our borrowing base under the Credit Facility was $4.5 billion and lender commitments were $2.5 billion. Each of these amounts were reaffirmed in the annual redetermination in April 2019. The maturity date of the Credit Facility is the earlier of (i) October 26, 2022 and (ii) the date that is 91 days prior to the earliest stated redemption date of any series of our senior notes, unless such series of notes is refinanced. The borrowing base under our Credit Facility is redetermined annually and is based on the estimated future cash flows from our proved oil and gas reserves and our commodity derivative positions. The next redetermination is scheduled to occur in April 2020. At September 30, 2019, we had $275 million of borrowings and $703 million of letters of credit outstanding under the Credit Facility. The average annualized interest rate incurred on the Credit Facility during the nine months ended September 30, 2019 was approximately 4.39%. See “—Debt Agreements and Contractual Obligations—Senior Secured Revolving Credit Facility” for a description of the Credit Facility.

Share Repurchase Program

In October 2018, the Company’s Board of Directors authorized a $600 million share repurchase program. During the three and nine months ended September 30, 2019, we repurchased 5,060,946 shares of our common stock (approximately 2% of total shares outstanding at commencement of the program) at a total cost of approximately $18 million. At September 30, 2019, Antero had 304,161,046 shares outstanding.

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

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2019

The operating results of the Company’s reportable segments were as follows for the three months ended September 30, 2018 and 2019 (in thousands):

	Exploration and production	Marketing	Midstream	Elimination of intersegment transactions	Consolidated total
Three months ended September 30, 2018:
Revenue and other:
Natural gas sales	$527,122	—	—	—	527,122
Natural gas liquids sales	338,269	—	—	—	338,269
Oil sales	59,722	—	—	—	59,722
Commodity derivative fair value gains	57,019	—	—	—	57,019
Gathering, compression, and water handling and treatment	—	—	266,205	(261,361)	4,844
Marketing	—	89,598	—	—	89,598
Marketing derivative fair value losses	—	(42)	—	—	(42)
Other income	5,197	—	—	(5,197)	—
Total	$987,329	89,556	266,205	(266,558)	1,076,532

Operating expenses:
Lease operating	$35,124	—	67,608	(66,463)	36,269
Gathering, compression, processing, and transportation	442,602	—	12,701	(128,799)	326,504
Production and ad valorem taxes	29,352	—	1,166	—	30,518
Marketing	—	151,764	—	—	151,764
Exploration	666	—	—	—	666
Impairment of oil and gas properties	221,094	—	—	—	221,094
Impairment of midstream assets	—	—	1,157	—	1,157
Accretion of asset retirement obligations	677	—	33	—	710
Depletion, depreciation, and amortization	204,465	—	38,721	—	243,186
General and administrative (excluding equity-based compensation)	33,800	—	10,490	(632)	43,658
Equity-based compensation	11,674	—	4,528	—	16,202
Change in fair value of contingent acquisition consideration	—	—	4,020	(4,020)	—
Total	979,454	151,764	140,424	(199,914)	1,071,728
Operating income (loss)	$7,875	(62,208)	125,781	(66,644)	4,804

Equity in earnings of unconsolidated affiliates	$—	—	10,705	—	10,705

	Exploration and production	Marketing	Equity Method Investment in Antero Midstream Corporation	Elimination of intersegment transactions and unconsolidated affiliates	Consolidated total
Three months ended September 30, 2019:
Revenue and other:
Natural gas sales	$524,448	—	—	—	524,448
Natural gas liquids sales	284,958	—	—	—	284,958
Oil sales	40,561	—	—	—	40,561
Commodity derivative fair value gains	220,788	—	—	—	220,788
Gathering, compression, and water handling and treatment	—	—	272,658	(272,658)	—
Marketing	—	46,645	—	—	46,645
Other income (loss)	1,481	—	(28,863)	28,863	1,481
Total	$1,072,236	46,645	243,795	(243,795)	1,118,881

Operating expenses:
Lease operating	$35,928	—	49,050	(49,050)	35,928
Gathering, compression, processing, and transportation	603,860	—	13,091	(13,091)	603,860
Production and ad valorem taxes	28,863	—	1,179	(1,179)	28,863
Marketing	—	108,216	—	—	108,216
Exploration	208	—	—	—	208
Impairment of oil and gas properties	1,041,469	—	—	—	1,041,469
Impairment of midstream assets	—	—	465,278	(457,478)	7,800
Depletion, depreciation, and amortization	241,503	—	24,460	(24,460)	241,503
Accretion of asset retirement obligations	927	—	54	(54)	927
General and administrative (excluding equity-based compensation)	32,048	—	10,466	(10,466)	32,048
Equity-based compensation	3,875	—	20,129	(20,129)	3,875
Change in fair value of contingent acquisition consideration	—	—	1,977	(1,977)	—
Contract termination and rig stacking	62	—	—	—	62
Total	1,988,743	108,216	585,684	(577,884)	2,104,759
Operating loss	$(916,507)	(61,571)	(341,889)	334,089	(985,878)

Equity in earnings (loss) of unconsolidated affiliates	$(117,859)	—	18,478	(18,478)	(117,859)

Exploration and Production Segment Results for the Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2019

The following table sets forth selected operating data of the exploration and production segment for the three months ended September 30, 2018 compared to the three months ended September 30, 2019:

	Three months ended September 30,		Amount of Increase	Percent
	2018	2019	(Decrease)	Change
Production data:
Natural gas (Bcf)	179	210	31	17%
C2 Ethane (MBbl)	3,579	4,307	728	20%
C3+ NGLs (MBbl)	7,343	11,472	4,129	56%
Oil (MBbl)	978	865	(113)	(12)%
Combined (Bcfe)	250	310	60	24%
Daily combined production (MMcfe/d)	2,718	3,367	649	24%
Average prices before effects of derivative settlements (1):
Natural gas (per Mcf) (2)	$2.95	$2.50	$(0.45)	(15)%
C2 Ethane (per Bbl)	$15.70	$6.15	$(9.55)	(61)%
C3+ NGLs (per Bbl)	$38.41	$22.53	$(15.88)	(41)%
Oil (per Bbl)	$61.06	$46.86	$(14.20)	(23)%
Weighted Average Combined (per Mcfe)	$3.70	$2.74	$(0.96)	(26)%
Average realized prices after effects of derivative settlements (1):
Natural gas (per Mcf)	$3.51	$3.05	$(0.46)	(13)%
C2 Ethane (per Bbl)	$15.70	$6.15	$(9.55)	(61)%
C3+ NGLs (per Bbl)	$35.32	$22.67	$(12.65)	(36)%
Oil (per Bbl)	$54.00	$50.00	$(4.00)	(7)%
Weighted Average Combined (per Mcfe)	$3.98	$3.13	$(0.85)	(21)%
Average costs (per Mcfe):
Lease operating	$0.14	$0.12	$(0.02)	(14)%
Gathering, compression, processing, and transportation	$1.77	$1.95	$0.18	10%
Production and ad valorem taxes	$0.12	$0.09	$(0.03)	(25)%
Marketing expense, net	$0.25	$0.20	$(0.05)	(20)%
Depletion, depreciation, amortization, and accretion	$0.82	$0.78	$(0.04)	(5)%
General and administrative (excluding equity-based compensation)	$0.14	$0.10	$(0.04)	(29)%
(1)	Average sales prices shown in the table reflect both the before and after effects of our settled commodity derivatives. Our calculation of such after effects includes gains on settlements of commodity derivatives but does not include proceeds from derivative monetizations, which do not qualify for hedge accounting because we do not designate or document them as hedges for accounting purposes. Oil and NGLs production was converted at 6 Mcf per Bbl to calculate total Bcfe production and per Mcfe amounts. This ratio is an estimate of the equivalent energy content of the products and does not necessarily reflect their relative economic value.
(2)	The average realized price for the three months ended September 30, 2019 includes $54 million of the proceeds related to the South Jersey Litigation. See Note 14 to the unaudited condensed consolidated financial statements for further discussion on the South Jersey Litigation. Excluding the effect of the proceeds of the South Jersey Litigation settlement, the average realized price would have been $2.24 per Mcf.

Natural gas sales. Revenues from production of natural gas decreased from $527 million for the three months ended September 30, 2018 to $524 million for the three months ended September 30, 2019, a decrease of $3 million, or 1%. Increased natural gas production volumes accounted for an approximate $91 million increase in year-over-year product natural gas revenues (calculated as the change in year-to-year volumes times the prior year average price), and changes in our prices, excluding the effects of derivative settlements, accounted for an approximate $148 million decrease in year-over-year product revenues (calculated as the change in the year-to-year average price times current year production volumes). The South Jersey Litigation settlement accounted for an additional $54 million increase in year over year natural gas revenues.

NGLs sales. Revenues from production of NGLs decreased from $338 million for the three months ended September 30, 2018 to $285 million for the three months ended September 30, 2019, a decrease of $53 million, or 16%. Increased NGLs production volumes accounted for an approximate $170 million increase in year-over-year product NGLs revenues (calculated as the change in year-to-year volumes times the prior year average price), and changes in our prices, excluding the effects of derivative settlements, accounted for an approximate $223 million decrease in year-over-year product revenues (calculated as the change in the year-to-year average price times current year production volumes).

Oil sales. Revenues from production of oil decreased from $60 million for the three months ended September 30, 2018 to $41 million for the three months ended September 30, 2019, a decrease of $19 million, or 32%. Decreased oil production volumes accounted for an approximate $7 million decrease in year-over-year product oil revenues (calculated as the change in year-to-year volumes times the prior year average price), and changes in our prices, excluding the effects of derivative settlements, accounted for an approximate $12 million decrease in year-over-year product revenues (calculated as the change in the year-to-year average price times current year production volumes).

During the three months ended September 30, 2018 and 2019, our natural gas prices and revenues included proceeds of $54 million from SJGC resulting from resolution of contractual issues. These disputes with SJGC negatively affected our natural gas prices and revenues for prior periods including the nine months ended September 30, 2018. For more information on these disputes, please see Note 14 to the unaudited condensed consolidated financial statements.

Commodity derivative fair value gains. To achieve more predictable cash flows, and to reduce our exposure to price fluctuations, we enter into fixed for variable price swap contracts, basis swap contracts and collar contracts when management believes that favorable future sales prices for our production can be secured. Because we do not designate these derivatives as accounting hedges, they do not receive hedge accounting treatment. Consequently, all mark-to-market gains or losses, as well as cash receipts or payments on settled derivative instruments, are recognized in our statements of operations. For the three months ended September 30, 2018 and 2019, our commodity hedges resulted in derivative fair value gains of $57 million and $221 million, respectively. The commodity derivative fair value gains included $71 million and $120 million of gains on cash settled derivatives for the three months ended September 30, 2018 and 2019, respectively.

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

Other income. Other income decreased from $5 million for the three months ended September 30, 2018 to $1 million for the three months ended September 30, 2019.

Lease operating expense. Lease operating expense increased from $35 million for the three months ended September 30, 2018 to $36 million for the three months ended September 30, 2019, an increase of 2%. This increase is primarily due to a 24% increase in production. On a per unit basis, lease operating expenses decreased from $0.14 per Mcfe for the three months ended September 30, 2018 to $0.12 per Mcfe for the three months ended September 30, 2019. This decrease is mainly due to increased operational efficiencies related to produced water and the increase in production.

Gathering, compression, processing, and transportation expense. Gathering, compression, processing, and transportation expense increased from $443 million for the three months ended September 30, 2018 to $604 million for the three months ended September 30, 2019. This is primarily a result of the increase in production. On a per Mcfe basis, total gathering, compression, processing and transportation expenses increased from $1.77 per Mcfe for the three months ended September 30, 2018 to $1.95 per Mcfe for the three months ended September 30, 2019. Processing costs increased from $0.55 per Mcfe for the three months ended September 30, 2018 to $0.74 per Mcfe for the three months ended September 30, 2019, as NGL production has increased as a proportion of our Mcfe production. Processing costs on a per Bbl basis have increased from $18.89 for the three months ended September 30, 2018 per NGL barrel to $20.01 per NGL barrel for the three months ended September 30, 2019 due to the introduction of Mariner East 2 in 2019 and the costs associated with the NGL transportation and terminaling with that facility. Transportation costs increased from $0.48 per Mcfe for the three months ended September 30, 2018 to $0.53 per Mcfe for the three months ended September 30, 2019, primarily as a result of the Mountaineer Xpress pipeline being placed in service in February 2019. These increases were partially offset by a $0.06 per Mcfe decrease quarter over quarter in other gathering and compression expenses due to a decrease in the cost of natural gas converted to NGLs through processing as a result of decreased pricing between the respective periods.

Production and ad valorem tax expense.  Total production and ad valorem taxes remained relatively flat at $29 million for the three months ended September 30, 2018 three months ended September 30, 2019. On a per Mcfe basis, production and ad valorem taxes decreased from $0.12 per Mcfe for the three months ended September 30, 2018 to $0.09 per Mcfe for the three months ended September 30, 2019 due to due to lower average prices.

Exploration expense. Exploration expense representing expenses incurred for unsuccessful lease acquisition efforts decreased from $0.7 million for the three months ended September 30, 2018 to $0.2 million for the three months ended September 30, 2019 as leasing activities declined.

Impairment of oil and gas properties. Impairment of oil and gas properties increased from $221 million for the three months ended September 30, 2018 to $1.0 billion for the three months ended September 30, 2019 due to expiring leases, impairment of design and initial costs related to pads that are no longer planned to be placed into service, and impairment of proved properties in the Ohio Utica Shale due to lower future commodity prices. We charge impairment expense for expired or soon-to-be expired leases when we determine they are impaired based on factors such as remaining lease terms, reservoir performance, commodity price outlooks, and future plans to develop the acreage.

We evaluate the carrying amount of our proved natural gas, NGLs, and oil properties for impairment on a geological reservoir basis whenever events or changes in circumstances indicate that a property’s carrying amount may not be recoverable. If the carrying amount exceeds the estimated undiscounted future net cash flows (measured using futures prices at the end of a quarter), we further evaluate our proved properties and record an impairment charge if the carrying amount of our proved properties exceeded the estimated fair value of the properties. Because estimated undiscounted future net cash flows based on future commodity prices at September 30, 2019 exceeded the carrying value of our proved properties in the Marcellus Shale at September 30, 2019, we did not further evaluate our Marcellus proved properties for impairment. However, the carrying amount of the Utica Shale exceeded the estimated undiscounted future cash flows based on future strip commodity prices at September 30, 2019. We estimated the fair value of the Utica Shale assets based on sales of other properties in the Utica Shale, estimates of proved reserves, estimated future commodity prices, future production estimates, and anticipated capital expenditures, using a commensurate discount rate. As a result, the Company recorded an impairment charge of $881 million related to proved properties in the Utica Shale during the three months ended September 30, 2019.

Depletion, depreciation, and amortization expense (“DD&A”). DD&A expense increased from $204 million for the three months ended September 30, 2018 to $242 million for the three months ended September 30, 2019, primarily due to increased production, offset by a decrease in the DD&A per Mcfe. DD&A per Mcfe decreased from $0.82 per Mcfe during the three months ended September 30, 2018 to $0.78 per Mcfe during the three months ended September 30, 2019, as our net oil and gas reserve volumes increased more than our net costs. The Transactions and the associated deconsolidation of Antero Midstream Partners resulted in our oil and gas reserves being adjusted from a consolidated to a stand-alone basis.

General and administrative expense. General and administrative expense (excluding equity-based compensation expense) decreased from $34 million for the three months ended September 30, 2018 to $32 million for the three months ended September 30, 2019, primarily due to a decrease in employee costs. We had 607 employees as of September 30, 2018 and 569 employees as of September 30, 2019. On a per-unit basis, general and administrative expense excluding equity-based compensation decreased by 29%, from $0.14 per Mcfe during the three months ended September 30, 2018 to $0.10 per Mcfe during the three months ended September 30, 2019 as result of production increasing and costs decreasing.

Equity-based compensation expense. Noncash equity-based compensation expense decreased from $12 million for the three months ended September 30, 2018 to $4 million for the three months ended September 30, 2019 as a result of equity award forfeitures, as well as a decrease in the total value of awards to officers and employees in 2019 as compared to 2018. When an equity award is forfeited, expense previously recognized for the award is reversed. See Note 9 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information on equity-based compensation awards.

Contract termination and rig stacking. We incurred contract termination and rig stacking costs of less than $1 million during the three months ended September 30, 2019, representing fees incurred upon the delay or cancellation of drilling and completion contracts with third-party contractors to align our drilling and completion activity level with our 2019 capital budget.

Discussion of Antero Midstream Corporation Segment for the Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2019

Through March 12, 2019, the results of Antero Midstream Partners were included in the consolidated financial statements of Antero. Effective March 13, 2019, the results of Antero Midstream Partners were no longer consolidated in Antero’s results. See Note 3 to the unaudited condensed consolidated financial statements for further discussion on the Transactions. The three months ended September 30, 2018 include the results of Antero Midstream Partners while the three months ended September 30, 2019 account for our interest in Antero Midstream Corporation as an equity method investment.

Antero Midstream Corporation. Revenue from the Antero Midstream Corporation segment decreased from $266 million for the three months ended September 30, 2018 to $244 million for the three months ended September 30, 2019, a decrease of $22 million, or 8%. The increase in operating revenue of $7 million, which was due to an increase in wells serviced by Antero Midstream Partners’ system as well as an increase in fresh water delivery, was offset by $29 million in amortization of customer relationships. Total operating expenses related to the segment increased from $140 million for the three months ended September 30, 2018 to $586 million for the three months ended September 30, 2019 primarily due to impairment expense of $457 million on Antero Midstream Corporation’s wastewater treatment facility and related goodwill and customer relationships.

In addition, Antero Midstream Corporation had equity in earnings of unconsolidated affiliates of $11 million and $18 million for the three months ended September 30, 2018 and 2019, respectively.

Discussion of the Marketing Segment for the Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2019

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

Marketing revenues were $90 million and $47 million, and expenses were $152 million and $108 million, for the three months ended September 30, 2018 and 2019, respectively, related to these activities.

Marketing expenses include firm transportation costs related to current excess capacity as well as the cost of third-party purchased gas and NGLs. This includes firm transportation costs of $49 million and $62 million for the three months ended September 30, 2018 and 2019, respectively, which increased due to increased excess capacity charges related to new firm transportation lines being placed into service in late 2018 and in the first quarter of 2019.

Operating losses on our marketing activities were $62 million for both periods, or $0.25 per Mcfe and $0.20 per Mcfe, for the three months ended September 30, 2018 and 2019, respectively.

Discussion of Items Not Allocated to Segments for the Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2019

Interest expense. Interest expense decreased from $75 million for the three months ended September 30, 2018 to $48 million for the three months ended September 30, 2019, due to decreased borrowings under the Credit Facility and the three months ended September 30, 2019 not including interest related to Antero Midstream Partners’ debt. The three months ended September 30, 2018 include the results of Antero Midstream Partners while the three months ended September 30, 2019 account for our interest in Antero Midstream Corporation as an equity method investment. Interest expense includes approximately $3.2 million and $2.6 million of non-cash amortization of deferred financing costs for the three months ended September 30, 2018 and 2019, respectively.

Income tax (expense) benefit. Income tax (expense) benefit changed from a deferred tax expense of $19 million, with an effective tax rate of 32%, for the three months ended September 30, 2018 to a deferred tax benefit of $273 million, with an effective tax rate of 24%, for the three months ended September 30, 2019. The change was primarily a result of the decrease in book income due to the impairment of proved properties in the Utica Shale.

At December 31, 2018, we had significant NOLs for U.S. federal and state income tax purposes. We will utilize a substantial portion of our NOLs to offset the taxable gain from the Transactions.  Future interpretations of existing tax laws that vary from our current interpretation, and possible changes to state tax laws in response to the U.S federal tax legislation enacted in Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act, may have a significant effect on our future taxable position.  The impact of any such change would be recorded in the period in which such interpretation is received or legislation is enacted.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2019

The operating results of the Company’s reportable segments were as follows for the nine months ended September 30, 2018 and 2019 (in thousands):

	Exploration and production	Marketing	Midstream	Elimination of intersegment transactions	Consolidated total
Nine months ended September 30, 2018:
Revenue and other:
Natural gas sales	$1,498,324	—	—	—	1,498,324
Natural gas liquids sales	828,424	—	—	—	828,424
Oil sales	128,869	—	—	—	128,869
Commodity derivative fair value gains	134,793	—	—	—	134,793
Gathering, compression, and water handling and treatment	—	—	746,188	(730,890)	15,298
Marketing	—	394,189	—	—	394,189
Marketing derivative fair value gains	—	94,081	—	—	94,081
Gain on sale of assets	—	—	583	(583)	—
Other income	16,251	—	—	(16,251)	—
Total	$2,606,661	488,270	746,771	(747,724)	3,093,978

Operating expenses:
Lease operating	$98,698	—	184,698	(190,241)	93,155
Gathering, compression, processing, and transportation	1,236,655	—	36,469	(346,896)	926,228
Production and ad valorem taxes	79,045	—	3,187	—	82,232
Marketing	—	560,924	—	—	560,924
Exploration	4,022	—	—	—	4,022
Impairment of oil and gas properties	406,068	—	—	—	406,068
Impairment of midstream assets	—	—	9,658	—	9,658
Accretion of asset retirement obligations	2,000	—	101	—	2,101
Depletion, depreciation, and amortization	601,446	—	108,034	—	709,480
General and administrative (excluding equity-based compensation)	98,732	—	28,361	(1,946)	125,147
Equity-based compensation	39,823	—	16,606	—	56,429
Change in fair value of contingent acquisition consideration	—	—	11,841	(11,841)	—
Total	2,566,489	560,924	398,955	(550,924)	2,975,444
Operating income (loss)	$40,172	(72,654)	347,816	(196,800)	118,534

Equity in earnings of unconsolidated affiliates	$—	—	27,832	—	27,832

	Exploration and production	Marketing	Equity Method Investment in Antero Midstream Corporation	Elimination of intersegment transactions and unconsolidated affiliates	Consolidated total
Nine months ended September 30, 2019:
Revenue and other:
Natural gas sales	$1,735,086	—	—	—	1,735,086
Natural gas liquids sales	902,606	—	—	—	902,606
Oil sales	137,675	—	—	—	137,675
Commodity derivative fair value gains	471,847	—	—	—	471,847
Gathering, compression, and water handling and treatment	—	—	592,699	(588,220)	4,479
Marketing	—	200,911	—	—	200,911
Other income (loss)	4,999	—	(39,178)	37,527	3,348
Total	$3,252,213	200,911	553,521	(550,693)	3,455,952

Operating expenses:
Lease operating	$119,754	—	111,427	(112,664)	118,517
Gathering, compression, processing, and transportation	1,705,709	—	28,324	(138,810)	1,595,223
Production and ad valorem taxes	94,569	—	2,549	(1,609)	95,509
Marketing	—	408,839	—	—	408,839
Exploration	648	—	—	—	648
Impairment of oil and gas properties	1,253,712	—	—	—	1,253,712
Impairment of midstream assets	—	—	472,854	(458,072)	14,782
Depletion, depreciation, and amortization	702,299	—	68,557	(46,850)	724,006
Loss on sale of assets	951	—	—	—	951
Accretion of asset retirement obligations	2,758	—	133	(70)	2,821
General and administrative (excluding equity-based compensation)	111,363	—	31,931	(16,114)	127,180
Equity-based compensation	16,850	—	53,095	(50,618)	19,327
Change in fair value of contingent acquisition consideration	—	—	5,323	(5,323)	—
Contract termination and rig stacking	14,026	—	—	—	14,026
Total	4,022,639	408,839	774,193	(830,130)	4,375,541
Operating income (loss)	$(770,426)	(207,928)	(220,672)	279,437	(919,589)

Equity in earnings (loss) of unconsolidated affiliates	$(102,457)	—	34,981	(22,717)	(90,193)

Exploration and Production Segment Results for the Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2019

The following table sets forth selected operating data of the exploration and production segment for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2019:

	Nine months ended September 30,		Amount of Increase	Percent
	2018	2019	(Decrease)	Change
Production data:
Natural gas (Bcf)	504	617	113	22%
C2 Ethane (MBbl)	9,899	11,536	1,637	17%
C3+ NGLs (MBbl)	19,450	29,842	10,392	53%
Oil (MBbl)	2,139	2,823	684	32%
Combined (Bcfe)	693	882	189	27%
Daily combined production (MMcfe/d)	2,539	3,232	693	27%
Average prices before effects of derivative settlements (1):
Natural gas (per Mcf) (2)	$2.97	$2.81	$(0.16)	(5)%
C2 Ethane (per Bbl)	$11.71	$8.01	$(3.70)	(32)%
C3+ NGLs (per Bbl)	$36.63	$27.15	$(9.48)	(26)%
Oil (per Bbl)	$60.23	$48.77	$(11.46)	(19)%
Weighted Average Combined (per Mcfe)	$3.54	$3.15	$(0.39)	(11)%
Average realized prices after effects of derivative settlements (1):
Natural gas (per Mcf)	$3.62	$3.23	$(0.39)	(11)%
C2 Ethane (per Bbl)	$11.71	$8.01	$(3.70)	(32)%
C3+ NGLs (per Bbl)	$34.54	$27.24	$(7.30)	(21)%
Oil (per Bbl)	$52.73	$50.16	$(2.57)	(5)%
Weighted Average Combined (per Mcfe)	$3.93	$3.44	$(0.49)	(12)%
Average costs (per Mcfe):
Lease operating	$0.14	$0.14	$—	—%
Gathering, compression, processing, and transportation	$1.78	$1.93	$0.15	8%
Production and ad valorem taxes	$0.11	$0.11	$—	—%
Marketing expense (gain), net	$0.24	$0.24	$—	—%
Depletion, depreciation, amortization, and accretion	$0.87	$0.80	$(0.07)	(8)%
General and administrative (excluding equity-based compensation)	$0.14	$0.13	$(0.01)	(7)%
(1)	Average sales prices shown in the table reflect both the before and after effects of our settled commodity derivatives. Our calculation of such after effects includes gains on settlements of commodity derivatives but does not include proceeds from derivative monetizations, which do not qualify for hedge accounting because we do not designate or document them as hedges for accounting purposes. Oil and NGLs production was converted at 6 Mcf per Bbl to calculate total Bcfe production and per Mcfe amounts. This ratio is an estimate of the equivalent energy content of the products and does not necessarily reflect their relative economic value.
(2)	The average realized price for the nine months ended September 30, 2019 includes $54 million of the proceeds related to the South Jersey Litigation. See Note 14 to the unaudited condensed consolidated financial statements for further discussion on the South Jersey Litigation. Excluding the effect of the proceeds of the South Jersey Litigation settlement, the average realized price would have been $2.72 per Mcf.

Natural gas sales. Revenues from production of natural gas increased from $1.5 billion for the nine months ended September 30, 2018 to $1.7 billion for the nine months ended September 30, 2019, an increase of $237 million, or 16%. Increased natural gas production volumes accounted for an approximate $335 million increase in year-over-year product natural gas revenues (calculated as the change in year-to-year volumes times the prior year average price), and changes in our prices, excluding the effects of derivative settlements, accounted for an approximate $152 million decrease in year-over-year product revenues (calculated as the change in the year-to-year average price times current year production volumes). The South Jersey Litigation settlement accounted for an additional $54 million increase in year over year natural gas revenues.

NGLs sales. Revenues from production of NGLs increased from $828 million for the nine months ended September 30, 2018 to $903 million for the nine months ended September 30, 2019, an increase of $75 million, or 9%. Increased NGLs production volumes accounted for an approximate $400 million increase in year-over-year product NGLs revenues (calculated as the change in year-to-year volumes times the prior year average price), and changes in our prices, excluding the effects of derivative settlements, accounted for an approximate $325 million decrease in year-over-year product revenues (calculated as the change in the year-to-year average price times current year production volumes).

Oil sales. Revenues from production of oil increased from $129 million for the nine months ended September 30, 2018 to $138 million for the nine months ended September 30, 2019, an increase of $9 million, or 7%. Increased oil production volumes accounted for an approximate $41 million increase in year-over-year product oil revenues (calculated as the change in year-to-year volumes times the prior year average price), and changes in our prices, excluding the effects of derivative settlements, accounted for an approximate $32 million decrease in year-over-year product revenues (calculated as the change in the year-to-year average price times current year production volumes).

During the nine months ended September 30, 2019, our natural gas prices and revenues included proceeds of $54 million from SJGC resulting from resolution of contractual issues. These disputes with SJGC negatively affected our natural gas prices and revenues for prior periods including the nine months ended September 30, 2018.  For more information on these disputes, please see Note 14 to the unaudited condensed consolidated financial statements.

Commodity derivative fair value gains. To achieve more predictable cash flows, and to reduce our exposure to price fluctuations, we enter into fixed for variable price swap contracts, basis swap contracts and collar contracts when management believes that favorable future sales prices for our production can be secured. Because we do not designate these derivatives as accounting hedges, they do not receive hedge accounting treatment. Consequently, all mark-to-market gains or losses, as well as cash receipts or payments on settled derivative instruments, are recognized in our statements of operations. For the nine months ended September 30, 2018 and 2019, our commodity hedges resulted in derivative fair value gains of $135 million and $472 million, respectively. The commodity derivative fair value gains included $268 million and $263 million of gains on cash settled derivatives for the nine months ended September 30, 2018 and 2019, respectively.

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

Other income. Other income decreased from $16 million for the nine months ended September 30, 2018 to $5 million for the nine months ended September 30, 2019.

Lease operating expense. Lease operating expense increased from $99 million for the nine months ended September 30, 2018 to $120 million for the nine months ended September 30, 2019, an increase of 21%. This increase is primarily due to a 27% increase in production. On a per unit basis, lease operating expenses remained flat at $0.14 for the nine months ended September 30, 2018 and 2019.

Gathering, compression, processing, and transportation expense. Gathering, compression, processing, and transportation expense increased from $1.2 billion for the nine months ended September 30, 2018 to $1.7 billion for the nine months ended September 30, 2019. This is primarily a result of the increase in production. On a per Mcfe basis, total gathering, compression, processing and transportation expenses increased from $1.78 per Mcfe for the nine months ended September 30, 2018 to $1.93 per Mcfe for the nine months ended September 30, 2019. Processing costs increased from $0.55 per Mcfe for the nine months ended September 30, 2018 to $0.67 per Mcfe for the nine months ended September 30, 2019, as NGL production has increased as a proportion of our Mcfe production. Processing costs on a per Bbl basis have remained relatively consistent. Transportation costs increased from $0.51 per Mcfe for the nine months ended September 30, 2018 to $0.54 per Mcfe for the nine months ended September 30, 2019, primarily as a result of the Mountaineer Xpress pipeline placed in service in February 2019. Other gathering and compression expenses remained relatively consistent at $0.73 per Mcfe for the nine months ended September 30, 2018 and $0.72 per Mcfe for the nine months ended September 30, 2019.

Production and ad valorem tax expense.  Total production and ad valorem taxes increased from $79 million for the nine months ended September 30, 2018 to $95 million for the nine months ended September 30, 2019 as a result of an increase in production revenues. On a per Mcfe basis, production and ad valorem taxes remained flat at $0.11 per Mcfe for the nine months ended September 30, 2018 and 2019.

Exploration expense. Exploration expense representing expenses incurred for unsuccessful lease acquisition efforts decreased from $4.0 million for the nine months ended September 30, 2018 to less than $1 million for the nine months ended September 30, 2019 as leasing activities declined.

Impairment of oil and gas properties. Impairment of oil and gas properties increased from $406 million for the nine months ended September 30, 2018 to $1.3 billion for the nine months ended September 30, 2019 due to expiring leases, impairment of design and initial costs related to pads that are no longer planned to be placed into service, and impairment of proved properties in the Ohio Utica Shale due to lower future commodity prices. We charge impairment expense for expired or soon-to-be expired leases when we determine they are impaired based on factors such as remaining lease terms, reservoir performance, commodity price outlooks, and future plans to develop the acreage.

We evaluate the carrying amount of our proved natural gas, NGLs, and oil properties for impairment on a geological reservoir basis whenever events or changes in circumstances indicate that a property’s carrying amount may not be recoverable. If the carrying amount exceeds the estimated undiscounted future net cash flows (measured using futures prices at the end of a quarter), we would further evaluate our proved properties and record an impairment charge if the carrying amount of our proved properties exceeded the estimated fair value of the properties. Because estimated undiscounted future net cash flows based on future commodity prices at September 30, 2019 exceeded the carrying value of our proved properties in the Marcellus Shale at September 30, 2019, we did not further evaluate our Marcellus proved properties for impairment. However, the carrying amount of the Utica Shale exceeded the estimated undiscounted future cash flows based on future strip commodity prices at September 30, 2019. We estimated the fair value of the Utica Shale assets based on sales of other properties in the Utica Shale, estimates of proved reserves, estimated future commodity prices, future production estimates, and anticipated capital expenditures, using a commensurate discount rate. As a result, the Company recorded an impairment charge of $881 million related to proved properties in the Utica Shale during the three months ended September 30, 2019.

Depletion, depreciation, and amortization expense (“DD&A”). DD&A expense increased from $601 million for the nine months ended September 30, 2018 to $702 million for the nine months ended September 30, 2019, primarily due to increased production. DD&A per Mcfe decreased from $0.87 per Mcfe during the nine months ended September 30, 2018 to $0.80 per Mcfe during the nine months ended September 30, 2019, as our depletable reserve volumes increased more than our depletable base. The Transactions and the associated deconsolidation of Antero Midstream Partners resulted in our oil and gas reserves being adjusted from a consolidated to a stand-alone basis.

General and administrative expense. General and administrative expense (excluding equity-based compensation expense) increased from $99 million for the nine months ended September 30, 2018 to $111 million for the nine months ended September 30, 2019, primarily due to $6.3 million in legal and other expenses related to the Transactions, as well as an increase in other legal costs related to corporate matters. We had 607 employees as of September 30, 2018 and 569 employees as of September 30, 2019. On a per-unit basis, general and administrative expense excluding equity-based compensation decreased by 7%, from $0.14 per Mcfe during the nine months ended September 30, 2018 to $0.13 per Mcfe during the nine months ended September 30, 2019 as the increase in expenses was offset by a 27% increase in production.

Equity-based compensation expense. Noncash equity-based compensation expense decreased from $40 million for the nine months ended September 30, 2018 to $17 million for the nine months ended September 30, 2019 as a result of equity award forfeitures, as well as a decrease in the total value of awards to officers and employees in 2019 as compared to 2018. When an equity award is forfeited, expense previously recognized for the award is reversed. See Note 9 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information on equity-based compensation awards.

Contract termination and rig stacking. We incurred contract termination and rig stacking costs of $14 million during the nine months ended September 30, 2019, representing fees incurred upon the delay or cancellation of drilling and completion contracts with third-party contractors in the first quarter of 2019 in order to align our drilling and completion activity level with our 2019 capital budget.

Discussion of Antero Midstream Corporation Segment for the Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2019

Through March 12, 2019, the results of Antero Midstream Partners were included in the consolidated financial statements of Antero. Effective March 13, 2019, the results of Antero Midstream Partners were no longer consolidated in Antero’s results. See Note 3 to the unaudited condensed consolidated financial statements for further discussion on the Transactions. The nine months ended September 30, 2018 include the results of Antero Midstream Partners while the nine months ended September 30, 2019 include partial results of Antero Midstream Partners through March 12, 2019.

Antero Midstream Corporation. Revenue from the Antero Midstream Corporation segment decreased from $747 million for the nine months ended September 30, 2018 to $554 million for the nine months ended September 30, 2019, a decrease of $193 million, or 26%. The decrease in operating revenue was primarily to a decrease in fresh water deliveries as well as waste water handling and treatment services and $39 million in amortization of customer relationships recognized in the nine months ended

September 30, 2019. Total operating expenses related to the segment increased from $399 million for the nine months ended September 30, 2018 to $774 million for the nine months ended September 30, 2019. The increase was primarily due to the impairment of $457 million on Antero Midstream Corporation’s wastewater treatment facility and related goodwill and customer relationships, partially offset by decreases in the fresh water and waste water activities.

In addition, Antero Midstream Partners had equity in earnings of unconsolidated affiliates of $28 million and $35 million for the nine months ended September 30, 2018 and 2019, respectively.

Discussion of the Marketing Segment for the Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2019

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

Marketing revenues were $488 million and $201 million and expenses of $561 million and $409 million for the nine months ended September 30, 2018 and 2019, respectively, related to these activities.

Marketing expenses include firm transportation costs related to current excess capacity as well as the cost of third-party purchased gas and NGLs. This includes firm transportation costs of $126 million and $198 million for the nine months ended September 30, 2018 and 2019, respectively, which increased due to increased excess capacity charges related to new firm transportation lines being placed into service in late 2018 and in the first quarter of 2019. Additionally, the marketing segment recorded a fair value gain of $94 million in the nine months ended September 30, 2018 related to several natural gas purchase and sales contracts which were determined to be derivative instruments.

Operating losses on our marketing activities were $73 million and $208 million, or $0.24 per Mcfe and $0.24 per Mcfe, for the nine months ended September 30, 2018 and 2019, respectively.

Discussion of Items Not Allocated to Segments for the Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2019

Interest expense. Interest expense decreased from $208 million for the nine months ended September 30, 2018 to $174 million for the nine months ended September 30, 2019, due to decreased borrowings under the Credit Facility and due to the nine months ended September 30, 2019 including interest related to Antero Midstream Partners’ debt through March 12, 2019. Interest expense includes approximately $9.5 million and $8.3 million of non-cash amortization of deferred financing costs for the nine months ended September 30, 2018 and 2019, respectively. Interest expense related to stand-alone Antero was $157 million for the nine months ended September 30, 2019 compared to $166 million for the nine months ended September 30, 2018.

Income tax expense. Income tax expense increased from a deferred tax expense of $3 million, with an effective tax rate of 4%, for the nine months ended September 30, 2018 to a deferred tax expense of $32 million and $1.3 million of current tax expense, with an effective tax rate of 15%, for the nine months ended September 30, 2019. The change was primarily a result of the increase in book income due to the Transactions and the associated deconsolidation of Antero Midstream Partners, offset by the decrease in book income resulting from the impairment of proved properties in the Utica Shale.

At December 31, 2018, we had significant NOLs for U.S. federal and state income tax purposes. We will utilize a substantial portion of our NOLs to offset the taxable gain from the Transactions.  Future interpretations of existing tax laws that vary from our current interpretation, and possible changes to state tax laws in response to the U.S. federal tax legislation enacted in Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act, may have a significant effect on our future taxable position.  The impact of any such change would be recorded in the period in which such interpretation is received or legislation is enacted.

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

In addition, we may from time to time repurchase shares of our common stock under our share repurchase program. Under this program, we repurchased and retired 5,060,946 common shares for $18 million during the nine months ended September 30, 2019. We may also seek to retire or purchase our outstanding debt securities from time to time through cash purchases, in open market purchases, privately negotiated transactions or otherwise. Any such repurchases or exchanges will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

As of September 30, 2019, we believe that funds from operating cash flows and available borrowings under the Credit Facility, distributions/dividends of earnings from unconsolidated affiliates or capital market transactions will be sufficient to meet our cash requirements, including normal operating needs, debt service obligations, capital expenditures, and commitments and contingencies for at least the next 12 months. For more information on our outstanding indebtedness, see Note 7 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

The following table summarizes our cash flows for the nine months ended September 30, 2018 and 2019:

	Nine Months Ended September 30,		Increase
(in thousands)	2018	2019	(Decrease)
Net cash provided by operating activities	$1,260,398	955,518	(304,880)
Net cash used in investing activities	(1,770,339)	(825,327)	945,012
Net cash provided by financing activities	481,500	489,341	7,841
Effect of deconsolidation of Antero Midstream Partners LP	—	(619,532)	(619,532)
Net decrease in cash and cash equivalents	$(28,441)	—	28,441

The Company's condensed consolidated cash flow statements for the nine months ended September 30, 2018 and 2019 includes the cash flows related to Antero Midstream Corporation for periods prior to March 13, 2019. Effective March 13, 2019, the Company's cash flows include only the operating, investing and financing activities related to Antero and; therefore, the cash flows for the nine months ended September 30, 2018 and 2019 are not representative of the expected future cash flows of the Company.

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $1.3 billion and $956 million for the nine months ended September 30, 2018 and 2019, respectively.

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

Cash Flows Used in Investing Activities

During the nine months ended September 30, 2018 and 2019, we used cash flows in investing activities of $1.8 billion and $825 million, respectively, primarily as a result of our capital expenditures for drilling, development, and acquisitions. In addition, cash flows in investing activities included expenditures of Antero Midstream Partners related to construction of midstream and water handling and treatment infrastructure and investments in joint ventures through March 12, 2019. Effective March 13, 2019, these expenditures are no longer consolidated in Antero’s results. Excluding Antero Midstream Partners, capital expenditures were $1.3 billion and $1.0 billion for the nine months ended September 30, 2018 and 2019, respectively.

Cash flows used in investing activities decreased from $1.8 billion for the nine months ended September 30, 2018 to $825 million for the nine months ended September 30, 2019, primarily due to a decrease in capital expenditures of $570 million during the nine months ended September 30, 2019 as compared to the same period in 2018, and $297 million in proceeds received in connection with the Transactions. See Note 3 to the unaudited condensed consolidated financial statements for further discussion on the Transactions. Total capital expenditures for oil and gas properties decreased from $1.3 billion during the nine months ended September 30, 2018 to $1.0 billion during the nine months ended September 30, 2019 due to a decrease in drilling and completion activity. Capital expenditures for water handling and treatment systems decreased $53 million from $77 million for the nine months ended September 30, 2018 to $24 million for the nine months ended September 30, 2019, and capital expenditures for gathering and compression systems decreased $289 million from $337 million to $48 million for the nine months ended September 30, 2019. The decreases in capital expenditures for both the water handling and treatment systems, and the gathering and compression systems are due to the nine months ended September 30, 2019 only including Antero Midstream Partners’ activity through the deconsolidation date of March 12, 2019 as compared to the nine months ended September 30, 2018 including Antero Midstream Partners’ activity for the entire period. Additionally, investments in joint ventures by Antero Midstream Partners decreased $66 million from $91 million during the nine months ended September 30, 2018 to $25 million during the nine months ended September 30, 2019 due to the deconsolidation as of March 12, 2019.

Our exploration and production capital budget for 2019 is a range of $1.35 billion to $1.4 billion, which includes: $1.275 billion to $1.3 billion for drilling and completion and $75 million to $100 million for leasehold expenditures. Our capital budget may be adjusted as business conditions warrant as the amount, timing, and allocation of capital expenditures is largely discretionary and within our control. If natural gas, NGLs, and oil prices decline to levels that do not generate an acceptable level of corporate returns, or costs increase to levels that do not generate an acceptable level of corporate returns, we may defer a significant portion of our budgeted capital expenditures until later periods to achieve the desired balance between sources and uses of liquidity, and to prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flows. We routinely monitor and adjust our capital expenditures in response to changes in commodity prices, availability of financing, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, success or lack of success in drilling activities, contractual obligations, internally generated cash flows, and other factors both within and outside our control.

For the three months ended September 30, 2019, our exploration and production capital expenditures decreased significantly from the three months ended March 31, 2019 and June 30, 2019 from approximately $399 million and $342 million, respectively, to $292 million. Our consolidated capital expenditures for the three months ended September 30, 2019 of $292 million included drilling and completion costs of $278 million, leasehold acquisitions of $13 million, and other capital expenditures of $1.4 million, whereas, our capital expenditures for the three months ended June 30, 2019 of $342 million included drilling and completion costs of $311 million, leasehold acquisitions of $29 million, and other capital expenditures of $1.5 million. Our capital expenditures for the three months ended March 31, 2019 of $399 million included drilling and completion costs of $369 million, leasehold acquisitions of $27 million, and other capital expenditures of $3 million. This reduction in costs was a result of our well cost savings initiatives, which include savings as a result of service cost deflation, sand logistics optimization and operational efficiency gains. As a result, we anticipate our exploration and production capital expenditures for the remainder of the year to be generally consistent with levels in the three months ended September 30, 2019 as opposed to the levels in the three months ended March 31, 2019 or June 30, 2019.

Cash Flows Provided by Financing Activities

During the nine months ended September 30, 2018 and 2019, net cash flows provided by financing activities increased from $482 million to $489 million primarily as a result of the issuance of senior notes by Antero Midstream Partners prior to the Transactions and the associated deconsolidation of Antero Midstream Partners, partially offset by net repayments on our Credit Facility and Antero Midstream Partners’ credit facility.

Net borrowings (repayments) on our Credit Facility and Antero Midstream Partners’ credit facility changed from net borrowings of $682 million during the nine months ended September 30, 2018 to net repayments of $45 million during the nine months ended September 30, 2019. In addition, under the share repurchase program launched in the fourth quarter of 2018, Antero repurchased and retired 5,060,946 common shares for $18 million during the nine months ended September 30, 2019.

Debt Agreements and Contractual Obligations

Senior Secured Revolving Credit Facility. Our Credit Facility is with a consortium of bank lenders. Borrowings under the Credit Facility are subject to borrowing base limitations based on the collateral value of our assets and are subject to regular annual redeterminations. At September 30, 2019, the borrowing base was $4.5 billion and lender commitments were $2.5 billion. Each of these amounts were reaffirmed in the annual redetermination in April 2019. The next redetermination of the borrowing base is scheduled to occur by the end of April 2020. At December 31, 2018, we had $405 million of borrowings and $685 million of letters of credit outstanding under the Credit Facility, with a weighted average interest rate of 3.95%. At September 30, 2019, we had $275 million of borrowings and $703 million of letters of credit outstanding under the Credit Facility. The average annualized interest rate incurred on the Credit Facility during the nine months ended September 30, 2019 was approximately 4.39%. The maturity date of the Credit Facility is the earlier of (i) October 26, 2022 and (ii) the date that is 91 days prior to the earliest stated redemption date of any series of our senior notes, unless such series of senior notes is refinanced. Our Credit Facility provides for borrowing under either LIBOR or an Alternative Rate of Interest.

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

We were in compliance with the applicable covenants and ratios as of December 31, 2018 and September 30, 2019. The actual borrowing capacity available to us may be limited by the financial ratio covenants. At September 30, 2019, our current ratio was 5.05 to 1.0 (based on the $4.5 billion borrowing base under the Credit Facility) and our interest coverage ratio was 8.15 to 1.0.

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

Contractual Obligations. A summary of our contractual obligations as of September 30, 2019 is provided in the table below. Future capital contributions to unconsolidated affiliates are excluded from the table as neither the amounts nor the timing of the obligations can be determined in advance.

	Remainder	Year ended December 31,
(in millions)	of 2019	2020	2021	2022	2023	2024	Thereafter	Total
Recorded contractual obligations:
Credit Facility (1)	$—	—	275	—	—	—	—	275
Antero senior notes—principal (2)	—	—	1,000	1,100	750	—	600	3,450
Antero senior notes—interest (2)	76	182	155	129	51	30	30	653
Operating leases (3)	103	399	349	359	377	392	1,251	3,230
Finance leases (3)	—	1	1	1	—	—	—	3
Imputed interest for leases (3)	49	179	157	136	114	90	199	924
Asset retirement obligations (4)	—	—	—	—	—	—	55	55
Unrecorded contractual obligations:
Firm transportation (5)	283	1,124	1,100	1,047	1,035	995	7,817	13,401
Processing, gathering, and compression services (6)	14	54	54	54	59	59	153	447
Land payment obligations (7)	5	6	3	—	—	—	—	14
Total	$530	1,945	3,094	2,826	2,386	1,566	10,105	22,452
(1)	Includes outstanding principal amounts at September 30, 2019. This table does not include future commitment fees, interest expense, or other fees on our Credit Facility because they are floating rate instruments and we cannot determine with accuracy the timing of future loan advances, repayments, or future interest rates to be charged. The maturity date of the Credit Facility is the earlier of (i) October 26, 2022 and (ii) the date that is 91 days prior to the earliest stated redemption of any series of Antero’s senior notes, unless such series of notes is refinanced.
(2)	Our senior notes include the 5.375% notes due 2021, the 5.125% notes due 2022, the 5.625% notes due 2023, and the 5.00% notes due 2025.
(3)	Includes contracts for services provided by drilling rigs and completion fleets, processing, gathering and compression services agreements and office and equipment leases accounted for as leases. The values in the table represent the gross amounts that we are committed to pay; however, we will record in our financial statements our proportionate share of costs based on our working interests. See Note 12 to the unaudited condensed consolidated financial statements for more information on the Company’s operating and finance leases.
(4)	Represents the present value of our estimated asset retirement obligations. Neither the ultimate settlement amounts nor the timing of our asset retirement obligations can be precisely determined in advance; however, we believe it is likely that a very small amount of these obligations will be settled within the next five years.
(5)	Includes firm transportation agreements with various pipelines in order to facilitate the delivery of our production to market. These contracts commit us to transport minimum daily natural gas or NGLs volumes at negotiated rates, or pay for any deficiencies at specified reservation fee rates. The amounts in this table reflect our minimum daily volumes at the reservation fee rates. The values in the table represent the gross amounts that we are committed to pay; however, we will record in our financial statements our proportionate share of costs based on our working interests and net of any fees for excess firm transportation marketed to third parties. None of these agreements were determined to be leases.
(6)	Contractual commitments for processing, gathering, and compression services agreements represent minimum commitments under long-term agreements not accounted for as leases. This includes fees to be paid to the Joint Venture owned by Antero Midstream Partners and MarkWest. The values in the table represent the gross amounts that we are committed to pay; however, we will record in our financial statements our proportionate share of costs based on our working interests. The obligations determined to be leases are included within finance and operating leases in the table above.
(7)	Includes contractual commitments for land acquisition agreements. The values in the table represent the minimum payments due under these arrangements. None of these agreements were determined to be leases.

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

The following table represents a reconciliation of our net income (loss), including noncontrolling interest, to Adjusted EBITDAX and a reconciliation of our Adjusted EBITDAX to net cash provided by operating activities per our consolidated statements of cash flows, in each case, for the three and nine months ended September 30, 2018 and 2019:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2019	2018	2019
Reconciliation of net income (loss) to Adjusted EBITDAX:
Net income (loss) and comprehensive income (loss) attributable to Antero Resources Corporation	$(154,419)	(878,864)	$(275,971)	142,067
Net income and comprehensive income attributable to noncontrolling interests	76,447	—	211,534	46,993
Commodity derivative fair value gains (1)	(57,019)	(220,788)	(134,793)	(471,847)
Gains on settled commodity derivatives (1)	71,143	120,003	268,369	261,794
Marketing derivative fair value (gains) losses (1)	42	—	(94,081)	—
Gains (losses) on settled marketing derivatives (1)	(16,060)	—	78,098	—
Loss on sale of assets	—	—	—	951
Gain on deconsolidation of Antero Midstream Partners LP	—	—	—	(1,406,042)
Interest expense, net	74,528	47,754	208,303	173,868
Income tax expense	18,953	(272,627)	2,500	33,332
Depletion, depreciation, amortization, and accretion	243,897	242,430	711,581	726,827
Impairment of oil and gas properties	221,095	1,041,469	406,068	1,253,712
Impairment of midstream assets	1,157	7,800	9,658	14,782
Exploration expense	666	208	4,022	648
Equity-based compensation expense	16,202	3,875	56,429	19,327
Equity in earnings (loss) of unconsolidated affiliates	(10,705)	117,859	(27,832)	90,193
Distributions/dividends from unconsolidated affiliates	11,765	48,714	29,660	109,241
Contract termination and rig stacking	—	62	—	14,026
Simplification transaction fees	—	—	—	15,482
	497,692	257,895	1,453,545	1,025,354

Net income and comprehensive income attributable to noncontrolling interests	(76,447)	—	(211,534)	(46,993)
Antero Midstream Partners interest expense, net (2)	(16,895)	—	(42,784)	(16,815)
Antero Midstream Partners depreciation, accretion of ARO and accretion of contingent consideration (2)	(42,509)	—	(119,263)	(21,770)
Antero Midstream Partners impairment	(1,157)	—	(5,188)	(6,982)
Antero Midstream Partners equity-based compensation expense (2)	(4,528)	—	(16,606)	(2,477)
Antero Midstream Partners equity in earnings of unconsolidated affiliates (2)	10,705	—	27,832	12,264
Antero Midstream Partners distributions from unconsolidated affiliates (2)	(11,765)	—	(29,660)	(61,319)
Equity in earnings of Antero Midstream Partners (2)	23,363	—	70,417	(15,021)
Distributions from Antero Midstream Partners (2)	41,031	—	115,678	95,183
Antero Midstream Partners Simplification transaction fees	—	—	—	(9,185)
Antero Midstream Partners related adjustments	(78,202)	—	(211,108)	(73,115)
Adjusted EBITDAX	$419,490	257,895	$1,242,437	952,239

Reconciliation of our Adjusted EBITDAX to net cash provided by operating activities:
Adjusted EBITDAX	$419,490	257,895	$1,242,437	952,239
Antero Midstream Partners related adjustments	78,202	—	211,108	73,115
Interest expense, net	(74,528)	(47,754)	(208,303)	(173,868)
Exploration expense	(666)	(208)	(4,022)	(648)
Changes in current assets and liabilities	(2,053)	(13,653)	16,233	127,322
Simplification transaction fees	—	—	—	(15,482)
Other	—	(379)	—	(15,339)
Other non-cash items	1,013	2,509	2,945	8,179
Net cash provided by operating activities	$421,458	198,410	$1,260,398	955,518

(1)	The adjustments for the derivative fair value gains and losses and gains on settled derivatives have the effect of adjusting net income (loss) from operations for changes in the fair value of unsettled derivatives, which are recognized at the end of each accounting period. As a result, derivative gains included in the calculation Adjusted EBITDAX only reflect derivatives that settled during the period.
(2)	Amounts reflected are net of any elimination adjustments for intercompany activity and include activity related to Antero Midstream Partners through March 12, 2019 (date of the Closing). Effective March 13, 2019, Antero accounts for its unconsolidated investment in Antero Midstream Corporation using the equity method of accounting. See Note 5 to the unaudited condensed consolidated financial statements for further discussion on equity method investments.

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

At September 30, 2019, estimated undiscounted future net cash flows based on future commodity prices exceeded the carrying values at September 30, 2019, for our Marcellus Shale properties and thus, no further evaluation of our Marcellus proved properties for impairment is required under GAAP. However, for the Utica Shale, the carrying amount exceeded the estimated undiscounted future cash flows based on future commodity prices at September 30, 2019. We estimated the fair value of the Utica Shale assets based on sales of other properties in the Utica Shale, estimates of proved reserves, estimated future commodity prices, future production estimates, and anticipated capital expenditures, using a commensurate discount rate. As a result, the Company recorded an impairment charges of $881 million related to proved properties in the Utica Shale during the three months ended September 30, 2019. Furthermore, the estimated future net cash flows decreased significantly from December 31, 2018 as a result of the deconsolidation of Antero Midstream, which resulted in an increase in capital and operating costs on a stand-alone basis, and further decreased throughout the year as future commodity prices declined. We have also seen costs decline as a result of reduced activity in the industry resulting from declining future commodity prices as well as our efforts to reduce costs, particularly in the area of wastewater management.

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off balance sheet arrangements other than contractual obligations for firm transportation and processing, gathering, and compression services. See “—Debt Agreements and Contractual Obligations—Contractual Obligations” for our commitments under these agreements.

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

Our financial hedging activities are intended to support natural gas, NGLs, and oil prices at targeted levels and to manage our exposure to natural gas, NGLs, and oil price fluctuations. These contracts may include commodity price swaps whereby we will receive a fixed price and pay a variable market price to the contract counterparty, collars that set a floor and ceiling price for the hedged production, or basis differential swaps. These contracts are financial instruments, and do not require or allow for physical delivery of the hedged commodity. At September 30, 2019, our commodity derivatives included fixed price swaps, basis differential swaps and collars at index-based pricing.

At September 30, 2019, we had in place natural gas swaps and collars covering portions of our projected production through 2023. Our commodity hedge position as of September 30, 2019 is summarized in Note 11 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Under the Credit Facility, we are permitted to hedge up to 75% of our projected production for the next 60 months. We may enter into hedge contracts with a term greater than 60 months, and for no longer than 72 months, for up to 65% of our estimated production. Based on our production and our fixed price swap contracts which settled during the nine months ended September 30, 2019, our revenues would have decreased by approximately $51 million for each $0.10 decrease per MMBtu in natural gas prices and $1.00 decrease per Bbl in oil and NGLs prices, excluding the effects of changes in the fair value of our derivative positions which remain open at September 30, 2019.

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

Mark-to-market adjustments of derivative instruments cause earnings volatility but have no cash flow impact relative to changes in market prices until the derivative contracts are settled or monetized prior to settlement. We expect continued volatility in the fair value of our derivative instruments. Our cash flows are only impacted when the associated derivative contracts are settled or monetized by making or receiving payments to or from the counterparty. At September 30, 2019, the estimated fair value of our commodity derivative instruments was a net asset of $817 million comprised of current assets and liabilities and noncurrent assets. At December 31, 2018, the estimated fair value of our commodity derivative instruments was a net asset of $607 million comprised of current assets and liabilities and noncurrent assets.

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

Counterparty and Customer Credit Risk

Our principal exposures to credit risk are through receivables resulting from the following: commodity derivative contracts ($817 million at September 30, 2019); and the sale of our natural gas, NGLs and oil production ($263 million at September 30, 2019), which we market to energy companies, end users, and refineries.

By using derivative instruments that are not traded on an exchange to hedge exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties. Credit risk is the potential failure of a counterparty to perform under the terms of a derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions that management deems to be competent and competitive market makers. The creditworthiness of our counterparties is subject to periodic review. We have commodity hedges in place with sixteen different counterparties, fourteen of which are lenders under our Credit Facility. The fair value of our commodity derivative contracts of approximately $817 million at September 30, 2019 included the following derivative assets by bank counterparty: Bank of Montreal - $10 million; BNP Paribas - $24 million; Capital One - $2 million; Canadian Imperial Bank of Commerce - $79 million; Citigroup - $150 million; DNB Bank - less than $1 million; Fifth Third - less than $1 million; JP Morgan - $123 million; Mitsui Ltd - $1 million; Morgan Stanley - $125 million; Natixis - $11 million; PNC – $21 million; Scotiabank - $79 million; SunTrust - $7 million; Toronto Dominion - $7 million; and Wells Fargo - $177 million. The estimated fair value of our commodity derivative assets has been risk-adjusted using a discount rate based upon the counterparties’ respective published credit default swap rates (if available, or if not available, a discount rate based on the applicable Reuters bond rating) at September 30, 2019 for each of the European and American banks. We believe that all of these institutions, currently, are acceptable credit risks. Other than as provided by the Credit Facility, we are not required to provide credit support or collateral to any of our counterparties under our derivative contracts, nor are they required to provide credit support to us. As of September 30, 2019, we did not have any past-due receivables from, or payables to, any of the counterparties to our derivative contracts.

We are also subject to credit risk due to the concentration of our receivables from several significant customers for sales of natural gas, NGLs, and oil. We generally do not require our customers to post collateral. The inability or failure of our significant customers to meet their obligations to us, or their insolvency or liquidation, may adversely affect our financial results.

Interest Rate Risks

Our primary exposure to interest rate risk results from outstanding borrowings under our Credit Facility. The Credit Facility has a floating interest rate. The average annualized interest rate incurred on the Credit Facility during the nine months ended September 30, 2019 was approximately 4.39%. We estimate that a 1.0% increase in each of the applicable average interest rates for the nine months ended September 30, 2019 would have resulted in an estimated $1.6 million increase in interest expense.

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2019 at a level of reasonable assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities

Issuer Purchases of Equity Securities

The following table sets forth our share purchase activity for each period presented:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet be Purchased Under the Plan
July 1, 2019 - July 31, 2019	16,405	$5.11	—	N/A
August 1, 2019 - August 31, 2019	510,846	$3.05	510,846	N/A
September 1, 2019 - September 30, 2019	4,550,100	$3.60	4,550,100	N/A
Total	5,077,351	$3.55	5,060,946	N/A
(1)	The total number of shares purchased includes 16,405 shares repurchased in July representing shares of our common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of restricted stock and restricted stock units held by our employees. There were no share repurchases in August or September relating to shares transferred to satisfy tax withholding obligations.
(2)	In October 2018, the Company’s Board of Directors authorized a $600 million share repurchase program. During the three months ended September 30, 2019, we repurchased 5,060,946 shares under this program for a total of $18 million, or a weighted average of $3.54 per share.

Item 6.Exhibits.

Exhibit Number	Description of Exhibit
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
101*

The following financial information from this Quarterly Report on Form 10-Q of Antero Resources Corporation for the quarter ended September 30, 2019 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

The exhibits marked with the asterisk symbol (*) are filed or furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTERO RESOURCES CORPORATION

By:	/s/ GLEN C. WARREN, JR.
Glen C. Warren, Jr.
President, Chief Financial Officer and Secretary

Date:	October 29, 2019