Form 10-Q
period 2020-03-31
ANTERO RESOURCES Corp
filed 2020-04-29
CIK 1433270

ensura

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The registrant had 268,390,401 shares of common stock outstanding as of April 24, 2020.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering these forward-looking statements, investors should keep in mind the risk factors and other cautionary statements in this Quarterly Report on Form 10-Q. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

●	our ability to execute our business strategy;
●	our production and oil and gas reserves;
●	our financial strategy, liquidity, and capital required for our development program;
●	our ability to obtain debt or equity financing on satisfactory terms to fund additional acquisitions, expansion projects, working capital requirements and the repayment or refinancing of indebtedness;
●	natural gas, natural gas liquids (“NGLs”), and oil prices;
●	timing and amount of future production of natural gas, NGLs, and oil;
●	our hedging strategy and results;
●	our ability to execute our debt repurchase program and/or our asset sale program;
●	our ability to meet minimum volume commitments and to utilize or monetize our firm transportation commitments;
●	our future drilling plans;
●	our projected well costs and cost savings initiatives, including with respect to water handling and treatment services provided by Antero Midstream Corporation;
●	competition and government regulations;
●	pending legal or environmental matters;
●	marketing of natural gas, NGLs, and oil;
●	leasehold or business acquisitions;
●	costs of developing our properties;
●	operations of Antero Midstream Corporation;
●	general economic conditions;
●	credit markets;
●	expectations regarding the amount and timing of jury awards;
●	uncertainty regarding our future operating results; and

●	our other plans, objectives, expectations and intentions contained in this Quarterly Report on Form 10-Q.

We caution investors that these forward-looking statements are subject to all of the risks and uncertainties incidental to our business, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, commodity price volatility, inflation, availability of drilling, completion, and production equipment and services, environmental risks, drilling and completion and other operating risks, marketing and transportation risks, regulatory changes, the uncertainty inherent in estimating natural gas, NGLs, and oil reserves and in projecting future rates of production, cash flows and access to capital, the timing of development expenditures, conflicts of interest among our stockholders, impacts of world health events, including the COVID-19 pandemic, potential shut-ins of production due to lack of downstream demand or storage capacity, and the other risks described under the heading “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”) on file with the Securities and Exchange Commission (“SEC”).

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

Should one or more of the risks or uncertainties described in this Quarterly Report on Form 10-Q or the 2019 Form 10-K occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

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

PART I—FINANCIAL INFORMATION

ANTERO RESOURCES CORPORATION

Condensed Consolidated Balance Sheets

December 31, 2019 and March 31, 2020

(In thousands)

		(Unaudited)
	December 31,	March 31,
	2019	2020
Assets
Current assets:
Accounts receivable	$46,419	91,944
Accounts receivable, related parties	125,000	—
Accrued revenue	317,886	201,320
Derivative instruments	422,849	816,444
Other current assets	10,731	10,313
Total current assets	922,885	1,120,021
Property and equipment:
Oil and gas properties, at cost (successful efforts method):
Unproved properties	1,368,854	1,289,770
Proved properties	11,859,817	12,154,162
Gathering systems and facilities	5,802	5,802
Other property and equipment	71,895	72,312
	13,306,368	13,522,046
Less accumulated depletion, depreciation, and amortization	(3,327,629)	(3,527,306)
Property and equipment, net	9,978,739	9,994,740
Operating leases right-of-use assets	2,886,500	2,814,539
Derivative instruments	333,174	284,461
Investment in unconsolidated affiliate	1,055,177	291,989
Other assets	21,094	20,039
Total assets	$15,197,569	14,525,789

Liabilities and Equity
Current liabilities:
Accounts payable	$14,498	37,909
Accounts payable, related parties	97,883	88,894
Accrued liabilities	400,850	367,444
Revenue distributions payable	207,988	174,654
Derivative instruments	6,721	—
Short-term lease liabilities	305,320	295,658
Other current liabilities	6,879	7,315
Total current liabilities	1,040,139	971,874
Long-term liabilities:
Long-term debt	3,758,868	3,707,787
Deferred income tax liability	781,987	672,002
Derivative instruments	3,519	215
Long-term lease liabilities	2,583,678	2,520,939
Other liabilities	58,635	60,432
Total liabilities	8,226,826	7,933,249
Commitments and contingencies (Notes 13 and 14)
Equity:
Stockholders' equity:
Preferred stock, $0.01 par value; authorized - 50,000 shares; none issued	—	—
Common stock, $0.01 par value; authorized - 1,000,000 shares; 295,941 shares and 268,926 shares issued and outstanding at December 31, 2019 and March 31, 2020, respectively	2,959	2,689
Additional paid-in capital	6,130,365	6,091,242
Accumulated earnings	837,419	498,609
Total equity	6,970,743	6,592,540
Total liabilities and equity	$15,197,569	14,525,789

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

Three Months Ended March 31, 2019 and 2020

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2020
Revenue and other:
Natural gas sales	$657,266	411,082
Natural gas liquids sales	313,685	257,673
Oil sales	48,052	35,646
Commodity derivative fair value gains (losses)	(77,368)	565,833
Gathering, compression, water handling and treatment	4,479	—
Marketing	91,186	46,073
Other income	107	798
Total revenue and other	1,037,407	1,317,105
Operating expenses:
Lease operating	41,732	25,644
Gathering, compression, processing, and transportation	424,529	588,624
Production and ad valorem taxes	35,678	25,699
Marketing	163,084	93,273
Exploration	126	210
Impairment of oil and gas properties	81,244	89,220
Impairment of midstream assets	6,982	—
Depletion, depreciation, and amortization	240,201	199,677
Accretion of asset retirement obligations	976	1,104
General and administrative (including equity-based compensation expense of $8,903 and $3,329 in 2019 and 2020, respectively)	68,202	31,221
Contract termination and rig stacking	8,360	—
Total operating expenses	1,071,114	1,054,672
Operating income (loss)	(33,707)	262,433
Other income (expenses):
Equity in earnings (loss) of unconsolidated affiliates	14,081	(128,055)
Impairment of equity investment	—	(610,632)
Gain on deconsolidation of Antero Midstream Partners LP	1,406,042	—
Interest expense, net	(71,950)	(53,102)
Gain on early extinguishment of debt	—	80,561
Total other income (expenses)	1,348,173	(711,228)
Income (loss) before income taxes	1,314,466	(448,795)
Provision for income tax (expense) benefit	(288,710)	109,985
Net income (loss) and comprehensive income (loss) including noncontrolling interests	1,025,756	(338,810)
Net income and comprehensive income attributable to noncontrolling interests	46,993	—
Net income (loss) and comprehensive income (loss) attributable to Antero Resources Corporation	$978,763	(338,810)

Income (loss) per share—basic	$3.17	(1.19)
Income (loss) per share—diluted	$3.17	(1.19)

Weighted average number of shares outstanding:
Basic	308,694	284,227
Diluted	308,788	284,227

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statement of Equity

Three Months Ended March 31, 2019

(Unaudited)

(In thousands)

			Additional
	Common Stock		paid-in	Accumulated	Noncontrolling	Total
	Shares	Amount	capital	earnings	interests	equity
Balances, December 31, 2018	308,594	$3,086	6,485,174	1,177,548	821,669	8,487,477
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	147	1	(451)	—	—	(450)
Issuance of common units in Antero Midstream Partners LP upon vesting of equity-based compensation awards, net of units withheld for income taxes	—	—	(85)	—	56	(29)
Equity-based compensation	—	—	7,801	—	1,102	8,903
Net income and comprehensive income	—	—	—	978,763	46,993	1,025,756
Distributions to noncontrolling interests	—	—	—	—	(85,076)	(85,076)
Effect of deconsolidation of Antero Midstream Partners LP	—	—	(359,039)	—	(784,744)	(1,143,783)
Balances, March 31, 2019	308,741	$3,087	6,133,400	2,156,311	—	8,292,798

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statement of Equity

Three Months Ended March 31, 2020

(Unaudited)

(In thousands)

			Additional
	Common Stock		paid-in	Accumulated	Total
	Shares	Amount	capital	earnings	equity
Balances, December 31, 2019	295,941	$2,959	6,130,365	837,419	6,970,743
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	178	2	(34)	—	(32)
Repurchases and retirements of common stock	(27,193)	(272)	(42,418)	—	(42,690)
Equity-based compensation	—	—	3,329	—	3,329
Net loss and comprehensive loss	—	—	—	(338,810)	(338,810)
Balances, March 31, 2020	268,926	$2,689	6,091,242	498,609	6,592,540

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2019 and 2020

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2019	2020
Cash flows provided by (used in) operating activities:
Net income (loss) including noncontrolling interests	$1,025,756	(338,810)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, amortization, and accretion	241,177	200,781
Impairment of oil and gas properties	81,244	89,220
Impairment of midstream assets	6,982	—
Commodity derivative fair value (gains) losses	77,368	(565,833)
Gains on settled commodity derivatives	97,092	210,926
Equity-based compensation expense	8,903	3,329
Deferred income tax expense (benefit)	287,854	(109,985)
Gain on early extinguishment of debt	—	(80,561)
Equity in (earnings) loss of unconsolidated affiliates	(14,081)	128,055
Impairment of equity investment	—	610,632
Gain on deconsolidation of Antero Midstream Partners LP	(1,406,042)	—
Distributions/dividends of earnings from unconsolidated affiliates	12,605	42,756
Other	11,081	2,440
Changes in current assets and liabilities:
Accounts receivable	42,168	(54,514)
Accrued revenue	109,677	116,566
Other current assets	1,364	(583)
Accounts payable including related parties	(21,370)	(1,251)
Accrued liabilities	(14,965)	(19,593)
Revenue distributions payable	(9,761)	(33,333)
Other current liabilities	1,952	435
Net cash provided by operating activities	539,004	200,677
Cash flows provided by (used in) investing activities:
Additions to unproved properties	(27,463)	(10,357)
Drilling and completion costs	(368,687)	(300,483)
Additions to water handling and treatment systems	(24,416)	—
Additions to gathering systems and facilities	(48,239)	—
Additions to other property and equipment	(3,128)	(771)
Settlement of water earnout	—	125,000
Investments in unconsolidated affiliates	(25,020)	—
Proceeds from the Antero Midstream Partners LP Transactions	296,611	—
Change in other assets	(4,475)	(70)
Net cash used in investing activities	(204,817)	(186,681)
Cash flows provided by (used in) financing activities:
Repurchases of common stock	—	(42,690)
Issuance of senior notes	650,000	—
Repayment of senior notes	—	(300,835)
Borrowings (repayments) on bank credit facilities, net	(270,000)	330,000
Payments of deferred financing costs	(8,259)	—
Distributions to noncontrolling interests in Antero Midstream Partners LP	(85,076)	—
Employee tax withholding for settlement of equity compensation awards	(479)	(32)
Other	(841)	(439)
Net cash provided by (used in) financing activities	285,345	(13,996)
Effect of deconsolidation of Antero Midstream Partners LP	(619,532)	—
Net decrease in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	—

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$37,081	30,089
Increase (decrease) in accounts payable and accrued liabilities for additions to property and equipment	$(22,825)	10,767

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019 and March 31, 2020

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

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial information and should be read in the context of the Company’s December 31, 2019 consolidated financial statements and notes thereto for a more complete understanding of the Company’s operations, financial position, and accounting policies. The Company’s December 31, 2019 consolidated financial statements were included in Antero Resources’ 2019 Annual Report on Form 10-K, which was filed with the SEC.

These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, and, accordingly, do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of December 31, 2019 and March 31, 2020, and the results of its operations and its cash flows for the three months ended March 31, 2019 and 2020. The Company has no items of other comprehensive income or loss; therefore, its net income or loss is equal to its comprehensive income or loss. Operating results for the period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the full year because of the impact of fluctuations in prices received for natural gas, NGLs, and oil, natural production declines, the uncertainty of exploration and development drilling results, fluctuations in the fair value of derivative instruments, the impacts of COVID-19 and other factors.

(b)	Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Antero Resources Corporation, its wholly owned subsidiaries, any entities in which the Company owns a controlling interest, and variable interest entities (“VIEs”) for which the Company is the primary beneficiary.

Through March 12, 2019, Antero Midstream Partners LP (“Antero Midstream Partners”), a publicly traded limited partnership, was included in the consolidated financial statements of Antero. Prior to the Closing (defined in Note 3 to the unaudited condensed consolidated financial statements), our ownership of Antero Midstream Partners common units represented approximately a 53% limited partner interest in Antero Midstream Partners, and we consolidated Antero Midstream Partners’ financial position and results of operations into our consolidated financial statements. The Transactions (defined in Note 3 to the unaudited condensed consolidated financial statements) resulted in the exchange of the limited partner interest we owned in Antero Midstream Partners for common stock of Antero Midstream Corporation, par value $0.01 per share (the “Antero Midstream Corporation common stock”), representing an approximate 31% interest in Antero Midstream Corporation. As a result, our controlling interest in Antero Midstream Partners was converted to an interest in Antero Midstream Corporation that provides significant influence, but not control, over Antero Midstream Corporation. Thus, effective March 13, 2019, Antero no longer consolidates Antero Midstream Partners in its consolidated financial statements and accounts for its interest in Antero Midstream Corporation using the equity method of accounting. See Note 3 to the unaudited condensed consolidated financial statements for further discussion on the Transactions.

All significant intercompany accounts and transactions have been eliminated in the Company’s unaudited condensed consolidated financial statements. The noncontrolling interest in the Company’s unaudited condensed consolidated financial statements for the three months ended March 31, 2019 represents the interests in Antero Midstream Partners that were owned by the public prior to the Transactions, and the incentive distribution rights in Antero Midstream Partners.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019 and March 31, 2020

Investments in entities for which the Company exercises significant influence, but not control, are accounted for under the equity method. The Company’s judgment regarding the level of influence over its equity investments includes considering key factors such as Antero’s ownership interest, representation on the board of directors and participation in the policy-making decisions of equity method investees. Such investments are included in Investment in unconsolidated affiliate on the Company’s unaudited condensed consolidated balance sheets. Income (loss) from investees that are accounted for under the equity method is included in Equity in earnings (loss) of unconsolidated affiliates on the Company’s unaudited condensed consolidated statements of operations and cash flows. When Antero records its proportionate share of net income or net loss, it is recorded in equity in earnings (loss) of unconsolidated affiliates in the statements of operations and the carrying value of that investment on the Company’s balance sheet. When a distribution is received, it is recorded as a reduction to the carrying value of that investment on the Company’s balance sheet. The Company’s equity in earnings of unconsolidated affiliates is adjusted for intercompany transactions and the basis differences recognized due to the difference between the cost of the equity investment in Antero Midstream Corporation and the amount of underlying equity in the net assets of Antero Midstream Partners as of the date of deconsolidation.

The Company accounts for distributions received from equity method investees under the “nature of the distribution” approach. Under this approach, distributions received from equity method investees are classified on the basis of the nature of the activity or activities of the investee that generated the distribution as either a return on investment, which is classified as cash inflows from operating activities, or a return of investment, which is classified as cash inflows from investing activities.

(c)	Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect revenues, expenses, assets, liabilities and the disclosure of contingent assets and liabilities. Changes in facts and circumstances or discovery of new information may result in revised estimates, and actual results could differ from those estimates.

The Company’s unaudited condensed consolidated financial statements are based on a number of significant estimates, including estimates of natural gas, NGLs, and oil reserve quantities, which are the basis for the calculation of depletion and impairment of oil and gas properties. Reserve estimates, by their nature, are inherently imprecise. Other items in the Company’s unaudited condensed consolidated financial statements that involve the use of significant estimates include derivative assets and liabilities, accrued revenue, deferred and current income taxes, equity-based compensation, asset retirement obligations, depreciation, amortization, and commitments and contingencies.

(d)	Risks and Uncertainties

The markets for natural gas, NGLs, and oil have, and continue to, experience significant price fluctuations. Price fluctuations can result from variations in weather, levels of production, availability of storage capacity and transportation to other regions of the country, the level of imports to and exports from the United States, and various other factors. Increases or decreases in the prices the Company receives for its production could have a significant impact on the Company’s future results of operations and reserve quantities.

(e)	Cash and Cash Equivalents

The Company considers all liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these instruments. From time to time, the Company may be in the position of a “book overdraft” in which outstanding checks exceed cash and cash equivalents. The Company classifies book overdrafts in accounts payable and revenue distributions payable within its unaudited condensed consolidated balance sheets, and classifies the change in accounts payable and revenue distributions payable associated with book overdrafts as an operating activity within its unaudited condensed consolidated statements of cash flows. As of December 31, 2019, the book overdraft included within accounts payable and revenue distributions payable were $7 million and $18 million, respectively. As of March 31, 2020, the book overdraft included within accounts payable and revenue distributions payable were $5 million and $21 million, respectively.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019 and March 31, 2020

(f)	Oil and Gas Properties

The Company accounts for its natural gas, NGLs, and oil exploration and development activities under the successful efforts method of accounting. Under the successful efforts method, the costs incurred to acquire, drill, and complete productive wells, development wells, and undeveloped leases are capitalized. Oil and gas lease acquisition costs are also capitalized. Exploration costs, including personnel and other internal costs, geological and geophysical expenses, delay rentals for gas and oil leases, and costs associated with unsuccessful lease acquisitions are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if the Company determines that the well does not contain reserves in commercially viable quantities. The Company reviews exploration costs related to wells-in-progress at the end of each quarter and makes a determination, based on known results of drilling at that time, whether the costs should continue to be capitalized pending further well testing and results, or charged to expense. The Company incurred no such charges to expense during the three months ended March 31, 2019 and 2020. The sale of a partial interest in a proved property is accounted for as a cost recovery, and no gain or loss is recognized as long as this treatment does not significantly affect the units-of-production amortization rate. A gain or loss is recognized for all other sales of producing properties.

Unproved properties are assessed for impairment on a property-by-property basis, and any impairment in value is charged to expense. Impairment is assessed based on remaining lease terms, commodity price outlooks, and future plans to develop acreage, as well as drilling results, and reservoir performance of wells in the area. Unproved properties and the related costs are transferred to proved properties when reserves are discovered on, or otherwise attributed to, the property. Proceeds from sales of partial interests in unproved properties are accounted for as a recovery of cost without recognition of any gain or loss until the cost has been recovered. Impairment of oil and gas properties was $81 million and $89 million for the three months ended March 31, 2019 and 2020, respectively.

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019 and March 31, 2020

(i)	Natural Gas, NGLs, and Oil Revenues

Our revenues are primarily derived from the sale of natural gas and oil production, as well as the sale of NGLs that are extracted from our natural gas. Sales of natural gas, NGLs, and oil are recognized when we satisfy a performance obligation by transferring control of a product to a customer. Payment is generally received in the month following the sale.

Under our natural gas sales contracts, we deliver natural gas to the purchaser at an agreed upon delivery point. Natural gas is transported from our wellheads to delivery points specified under sales contracts. To deliver natural gas to these points, Antero Midstream Corporation or other third parties gather, compress, process and transport our natural gas. We maintain control of the natural gas during gathering, compression, processing, and transportation. Our sales contracts provide that we receive a specific index price adjusted for pricing differentials. We transfer control of the product at the delivery point and recognize revenue based on the contract price. The costs incurred to gather, compress, process and transport natural gas are recorded as Gathering, compression, processing and transportation expense.

NGLs, which are extracted from natural gas through processing, are either sold by us directly or by the processor under processing contracts. For NGLs sold by us directly, our sales contracts provide that we deliver the product to the purchaser at an agreed upon delivery point and that we receive a specific index price adjusted for pricing differentials. We transfer control of the product to the purchaser at the delivery point and recognize revenue based on the contract price. The costs incurred to process and transport NGLs are recorded as Gathering, compression, processing, and transportation expense. For NGLs sold by the processor, our processing contracts provide that we transfer control to the processor at the tailgate of the processing plant and we recognize revenue based on the price received from the processor.

Under our oil sales contracts, we generally sell oil to purchasers and collect a contractually agreed upon index price, net of pricing differentials. We recognize revenue based on the contract price when we transfer control of the product to a purchaser. When applicable, the costs incurred to transport oil to a purchaser are recorded as Gathering, compression, processing and transportation expense.

(j)	Marketing Revenues and Expenses

Marketing revenues are derived from activities to purchase and sell third-party natural gas and NGLs and to market excess firm transportation capacity to third parties. We retain control of the purchased natural gas and NGLs prior to delivery to the purchaser. We have concluded that we are the principal in these arrangements and therefore we recognize revenue on a gross basis, with costs to purchase and transport natural gas and NGLs presented as marketing expenses. Contracts to sell third party gas and NGLs are generally subject to similar terms as contracts to sell our produced natural gas and NGLs. We satisfy performance obligations to the purchaser by transferring control of the product at the delivery point and recognize revenue based on the contract price received from the purchaser. Fees generated from the sale of excess firm transportation marketed to third parties are included in Marketing revenue.

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

(k)	Gathering, compression, water handling and treatment revenue

Substantially all revenues from the gathering, compression, water handling and treatment operations were derived from transactions for services Antero Midstream Partners provided to our exploration and production operations through March 12, 2019 and were eliminated in consolidation. Effective March 13, 2019, Antero Midstream Partners is no longer consolidated in Antero’s results. See Note 3 to the consolidated financial statements for further discussion on the Transactions and Note 17 to the consolidated financial statements for disclosures on the Company’s reportable segments. The portion of such fees shown in our consolidated financial statements prior to March 13, 2019 represent amounts charged to interest owners in Antero-operated wells, as well as fees charged to other third parties for water handling and treatment services provided by Antero Midstream Partners or usage of Antero Midstream Partners’ gathering and compression systems. For gathering and compression revenue, Antero Midstream Partners

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019 and March 31, 2020

satisfied its performance obligations and recognized revenue when low pressure volumes were delivered to a compressor station, high pressure volumes were delivered to a processing plant or transmission pipeline, and compression volumes were delivered to a high pressure line. Revenue was recognized based on the per Mcf gathering or compression fee charged by Antero Midstream Partners in accordance with the gathering and compression agreement. For water handling and treatment revenue, Antero Midstream Partners satisfied its performance obligations and recognized revenue when the fresh water volumes were delivered to the hydration unit of a specified well pad and the wastewater volumes were delivered to its wastewater treatment facility. For services contracted through third-party providers, Antero Midstream Partners’ performance obligation was satisfied when the services performed by the third-party providers were completed. Revenue was recognized based on the per barrel fresh water delivery or wastewater treatment fee charged by Antero Midstream Partners in accordance with the water services agreement.

(l)	Industry Segments and Geographic Information

Management has evaluated how the Company is organized and managed and has identified the following segments: (1) the exploration, development, and production of natural gas, NGLs, and oil; (2) marketing and utilization of excess firm transportation capacity; and (3) our equity method investment in Antero Midstream Corporation. Through March 12, 2019, the results of Antero Midstream Partners were included in the consolidated financial statements of Antero. Effective March 13, 2019, the results of Antero Midstream Partners are no longer consolidated in Antero’s results; however, the Company’s segment disclosures include our equity method investment in Antero Midstream Corporation due to its significance to the Company’s operations. See Note 3 to the unaudited condensed consolidated financial statements for further discussion on the Transactions and Note 17 to the unaudited condensed consolidated financial statements for disclosures on the Company’s reportable segments.

All of the Company’s assets are located in the United States and substantially all of its production revenues are attributable to customers located in the United States; however, some of the Company’s production revenues are attributable to customers who then transport the Company’s production to foreign countries for resale or consumption.

(m) Earnings (loss) Per Common Share

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019 and March 31, 2020

The following is a reconciliation of the Company’s basic weighted average shares outstanding to diluted weighted average shares outstanding during the periods presented (in thousands):

	Three months ended March 31,
	2019	2020
Basic weighted average number of shares outstanding	308,694	284,227
Add: Dilutive effect of restricted stock units	80	—
Add: Dilutive effect of outstanding stock options	—	—
Add: Dilutive effect of performance stock units	14	—
Diluted weighted average number of shares outstanding	308,788	284,227

Weighted average number of outstanding equity awards excluded from calculation of diluted earnings per common share (1):
Restricted stock units	1,445	5,952
Outstanding stock options	570	459
Performance stock units	1,721	1,621
(1)	The potential dilutive effects of these awards were excluded from the computation of earnings (loss) per common share—assuming dilution because the inclusion of these awards would have been anti-dilutive.
(n)	Treasury Share Retirement

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

(3) Deconsolidation of Antero Midstream Partners LP

On March 12, 2019, Antero Midstream GP LP and Antero Midstream Partners completed (the “Closing”) the transactions contemplated by the Simplification Agreement (the “Simplification Agreement”), dated as of October 9, 2018, by and among Antero Midstream GP LP, Antero Midstream Partners and certain of their affiliates, pursuant to which (i) Antero Midstream GP LP was converted from a limited partnership to a corporation under the laws of the State of Delaware and changed its name to Antero Midstream Corporation, and (ii) an indirect, wholly owned subsidiary of Antero Midstream Corporation was merged with and into Antero Midstream Partners, with Antero Midstream Partners surviving the merger as an indirect, wholly owned subsidiary of Antero Midstream Corporation (together, along with the other transactions contemplated by the Simplification Agreement, the “Transactions”). In connection with the Closing, Antero received $297 million in cash and 158.4 million shares of Antero Midstream Corporation common stock in consideration for 98,870,335 common units representing limited partnership interests in Antero Midstream Partners.

The Company recorded a gain on deconsolidation of $1.4 billion calculated as the sum of (i) the cash proceeds received, (ii) the fair value of the Antero Midstream Corporation common stock received at the Closing, and (iii) the elimination of the noncontrolling interest less the carrying amount of the investment in Antero Midstream Partners. The fair value of Antero’s retained equity method investment on March 13, 2019 in Antero Midstream Corporation was $2.0 billion based on the market price of the shares received on March 12, 2019. See Note 5 to the unaudited condensed consolidated financial statements for further discussion on equity method investments.

Antero Midstream Partners’ results of operations are no longer consolidated in the Company’s unaudited consolidated statement of operations and comprehensive income (loss) beginning March 13, 2019. Because Antero Midstream Partners does not meet the requirements of a discontinued operation, Antero Midstream Partners’ results of operations continue to be included in the Company’s consolidated unaudited statement of operations and comprehensive income (loss) through March 12, 2019.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019 and March 31, 2020

(4) Revenue

(a)Disaggregation of Revenue

Revenue is disaggregated by type in the following table. The table also identifies which reportable segment that the disaggregated revenues relate. For more information on reportable segments, see Note 17— Segment Information.

	Three months ended March 31,		Segment to which
(in thousands)	2019	2020	revenues relate
Revenues from contracts with customers:
Natural gas sales	$657,266	411,082	Exploration and production
Natural gas liquids sales (ethane)	35,516	26,796	Exploration and production
Natural gas liquids sales (C3+ NGLs)	278,169	230,877	Exploration and production
Oil sales	48,052	35,646	Exploration and production
Gathering and compression (1)	3,972	—	Equity method investment in AMC
Water handling and treatment (1)	507	—	Equity method investment in AMC
Marketing	91,186	46,073	Marketing
Total revenue from contracts with customers	1,114,668	750,474
Income (loss) from derivatives and other sources:	(77,261)	566,631
Total revenue and other	$1,037,407	1,317,105
(1)	Gathering and compression and water handling and treatment revenues were included through March 12, 2019. See Note 3 to the unaudited condensed consolidated financial statements for further discussion on the Transactions.

(b)Transaction Price Allocated to Remaining Performance Obligations

For our product sales that have a contract term greater than one year, we have utilized the practical expedient, which does not require the disclosure of the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Under our product sales contracts, each unit of product delivered to the customer represents a separate performance obligation; therefore, future volumes are wholly unsatisfied and disclosure of the transaction price allocated to remaining performance obligations is not required. For our product sales that have a contract term of one year or less, we have utilized the practical expedient, which does not require the disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.

(c)Contract Balances

Under our sales contracts, we invoice customers after our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities. At December 31, 2019 and March 31, 2020, our receivables from contracts with customers were $318 million and $201 million, respectively.

(5) Equity Method Investments

At March 31, 2020, the Company owned approximately 29% of Antero Midstream Corporation’s common stock, which is reflected in Antero’s consolidated financial statements using the equity method of accounting. See Note 3 to the unaudited condensed consolidated financial statements for further discussion on the Transactions.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019 and March 31, 2020

The following table is a reconciliation of investments in unconsolidated affiliates for the three months ended March 31, 2020 (in thousands):

Antero Midstream
Corporation
Balance at December 31, 2019	$1,055,177
Equity in loss of unconsolidated affiliates	(128,055)
Distributions/dividends from unconsolidated affiliates	(42,756)
Impairment (1)	(610,632)
Elimination of intercompany profit	18,255
Balance at March 31, 2020	$291,989
(1)	Other-than-temporary impairment in Antero Midstream Corporation recorded as of March 31, 2020 to reduce the carrying value to fair value.

Summarized Financial Information of Antero Midstream Corporation

The following tables present summarized financial information of Antero Midstream Corporation.

Balance Sheet

	December 31,	March 31,
(in thousands)	2019	2020
Current assets	$108,558	151,372
Noncurrent assets	6,174,320	5,629,987
Total assets	$6,282,878	5,781,359

Current liabilities	$242,084	83,560
Noncurrent liabilities	2,897,380	3,108,844
Stockholders' equity	3,143,414	2,588,955
Total liabilities and equity	$6,282,878	5,781,359

Statement of Operations

	For the period
	March 13, 2019	Three months
	through	ended
(in thousands)	March 31, 2019	March 31, 2020
Revenues	$54,108	243,708
Operating expenses	30,029	762,872
Income (loss) from operations	$24,079	(519,164)
Net income (loss) attributable to the equity method investment	$23,197	(392,933)

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019 and March 31, 2020

(6) Accrued Liabilities

Accrued liabilities as of December 31, 2019 and March 31, 2020 consisted of the following items (in thousands):

	December 31,	March 31,
	2019	2020
Capital expenditures	$105,706	85,363
Gathering, compression, processing, and transportation expenses	134,153	154,039
Marketing expenses	52,612	28,014
Interest expense, net	30,834	51,281
Other	77,545	48,747
Total accrued liabilities	$400,850	367,444

(7) Long-Term Debt

Long-term debt as of December 31, 2019 and March 31, 2020 consisted of the following items (in thousands):

	December 31,	March 31,
	2019	2020
Credit Facility (a)	$552,000	882,000
5.375% senior notes due 2021 (b)	952,500	730,283
5.125% senior notes due 2022 (c)	923,041	761,337
5.625% senior notes due 2023 (d)	750,000	750,000
5.00% senior notes due 2025 (e)	600,000	600,000
Net unamortized premium	791	600
Net unamortized debt issuance costs	(19,464)	(16,433)
Long-term debt	$3,758,868	3,707,787

(a)	Senior Secured Revolving Credit Facility

Antero Resources has a senior secured revolving credit facility (the “Credit Facility”) with a consortium of bank lenders. On April 29, 2020, Antero Resources entered into a Third Amendment to the Credit Facility, pursuant to which certain terms of the Credit Facility were amended, as further described herein. Borrowings under the Credit Facility are subject to borrowing base limitations based on the collateral value of Antero Resources’ assets and are subject to regular semi-annual redeterminations. The borrowing base was adjusted to $2.85 billion and lender commitments were reaffirmed at $2.64 billion in the redetermination in April 2020. The next redetermination of the borrowing base is scheduled to occur in October 2020. The maturity date of the Credit Facility is the earlier of (i) October 26, 2022 and (ii) the date that is 91 days prior to the earliest stated redemption date of any series of Antero Resources’ senior notes then outstanding.

Under the Credit Facility, “Investment Grade Period” is a period that, as long as no event of default has occurred, commences when Antero Resources elects to give notice to the Administrative Agent that Antero Resources has received at least one of (i) a BBB- or better rating from S&P Global Ratings (“S&P”) and (ii) a Baa3 or better rating from Moody’s (an “Investment Grade Rating”). An Investment Grade Period can end at Antero Resources’ election.

During any period that is not an Investment Grade Period, the Credit Facility is ratably secured by mortgages on substantially all of Antero Resources’ properties, Antero Resources’ and Antero Subsidiary Holdings LLC’s ownership interests in Antero Midstream Corporation, Antero Resources’ ownership interest in Antero Subsidiary Holdings LLC and Monroe Pipeline LLC, and guarantees from Antero Resources’ restricted subsidiaries, as applicable.  During an Investment Grade Period, the liens securing the obligations under the Credit Facility shall be automatically released (subject to the provisions of the Credit Facility).  The Credit Facility contains certain covenants, including restrictions on indebtedness and dividends, and requirements with respect to working capital and interest coverage ratios.  During any period that is not an Investment Grade Period, interest is payable at a variable rate based on (i) LIBOR or (ii) the Alternate Base Rate, in each case, determined by Antero Resources’ election at the time of borrowing, plus an applicable margin based on Antero Resources’ borrowing base utilization which ranges from 75 basis points to 275 basis points.  Alternate Base Rate is defined as the greatest of (a) the prime rate, (b) the NYFRB rate plus ½ of 1%, and (c) LIBOR plus 1%.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019 and March 31, 2020

During an Investment Grade Period, interest is payable at a variable rate based on LIBOR or the Alternate Base Rate determined by Antero Resources’ election at the time of borrowing, plus an applicable margin based on Antero Resources’ credit rating which ranges from 62.5 basis points to 225 basis points.  In each case, the credit facility further provides a 1% floor for LIBOR and a 2% floor for the Alternate Base Rate.  Antero Resources was in compliance with all of the financial covenants under the Credit Facility as of December 31, 2019 and March 31, 2020.

As of March 31, 2020, Antero Resources had an outstanding balance under the Credit Facility of $882 million, with a weighted average interest rate of 2.57%, and outstanding letters of credit of $730 million. As of December 31, 2019, Antero Resources had an outstanding balance under the Credit Facility of $552 million, with a weighted average interest rate of 3.28%, and outstanding letters of credit of $623 million. Commitment fees on the unused portion of the Credit Facility are due quarterly at rates ranging from (i) 0.300% to 0.375% (during any period that is not an Investment Grade Period) of the unused portion based on utilization and (ii) 0.150% to 0.300% (during an Investment Grade Period) of the unused portion based on Antero Resources’ credit rating.

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

On March 17, 2015, Antero Resources issued $750 million of 5.625% senior notes due June 1, 2023 (the “2023 notes”) at par. The 2023 notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2023 notes rank pari passu to Antero Resources’ other outstanding senior notes. The 2023 notes are guaranteed on a full and unconditional and joint and several senior unsecured basis by Antero Resources’ wholly owned subsidiaries and certain of its future restricted subsidiaries. Interest on the 2023 notes is payable on June 1 and December 1 of each year. Antero Resources may redeem all or part of the 2023 notes at any time at redemption prices ranging from 102.813% currently to 100.00% on or after June 1, 2021. If Antero Resources undergoes a change of control followed by a rating decline, the holders of the 2023 notes will have the right to require Antero Resources to repurchase all or a portion of the notes at a price equal to 101% of the principal amount of the 2023 notes, plus accrued and unpaid interest.

(e)	5.00% Senior Notes Due 2025

On December 21, 2016, Antero Resources issued $600 million of 5.00% senior notes due March 1, 2025 (the “2025 notes”) at par. The 2025 notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019 and March 31, 2020

securing the Credit Facility. The 2025 notes rank pari passu to Antero Resources’ other outstanding senior notes. The 2025 notes are guaranteed on a full and unconditional and joint and several senior unsecured basis by Antero Resources’ wholly owned subsidiaries and certain of its future restricted subsidiaries. Interest on the 2025 notes is payable on March 1 and September 1 of each year. Antero Resources may redeem all or part of the 2025 notes at any time at redemption prices ranging from 103.750% currently to 100.00% on or after March 1, 2023. If Antero Resources undergoes a change of control followed by a rating decline, the holders of the 2025 notes will have the right to require Antero Resources to repurchase all or a portion of the notes at a price equal to 101% of the principal amount of the 2025 notes, plus accrued and unpaid interest.

(f)	Treasury Management Facility

Antero Resources has a revolving note with a lender that is also part of the Credit Facility lending consortium that provides for up to $25 million of cash management obligations in order to facilitate Antero Resources’ daily treasury management. Borrowings under the revolving note are secured by the collateral for the Credit Facility. Borrowings under the revolving note bear interest at the lender’s prime rate plus 1.0%. The note matures on June 1, 2020. There were no outstanding borrowings under the revolving note at December 31, 2019 and March 31, 2020, respectively.

(g)Debt Repurchase Program

During the first quarter of 2020, Antero Resources repurchased $383 million principal amount of debt at a 21% weighted average discount, including a portion of the 2021 notes and the 2022 notes. The Company recognized a gain of approximately $81 million on the early extinguishment of the debt repurchased.

(8) Asset Retirement Obligations

The following is a reconciliation of the Company’s asset retirement obligations for the three months ended March 31, 2020 (in thousands):

Asset retirement obligations—December 31, 2019	$54,845
Obligations incurred	773
Accretion expense	1,104
Asset retirement obligations—March 31, 2020	$56,722

Asset retirement obligations are included in other liabilities on the Company’s unaudited condensed consolidated balance sheets.

(9) Equity-Based Compensation

Antero Resources is authorized to grant up to 16,906,500 shares of common stock to employees and directors of the Company under the Antero Resources Corporation Long-Term Incentive Plan (the “Plan”). The Plan allows equity-based compensation awards to be granted in a variety of forms, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, dividend equivalent awards, and other types of awards. The terms and conditions of the awards granted are established by the Compensation Committee of Antero Resources’ Board of Directors. A total of 1,742,720 shares were available for future grant under the Plan as of March 31, 2020.

Antero Midstream Partners’ general partner was authorized to grant up to 10,000,000 common units representing limited partner interests in Antero Midstream Partners under the Antero Midstream Partners LP Long-Term Incentive Plan (the “AMP Plan”) to non-employee directors of its general partner and certain officers, employees, and consultants of Antero Midstream Partners and its affiliates (which includes Antero Resources). As part of the Transactions, each outstanding phantom unit award under the AMP Plan, was assumed by Antero Midstream Corporation and converted into 1.8926 restricted stock units under the Antero Midstream Corporation Long Term Incentive Plan (the “AMC Plan”). Each restricted stock unit award under the AMC Plan represents a right to receive one share of Antero Midstream Corporation common stock.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019 and March 31, 2020

The Company’s equity-based compensation expense, by type of award, was as follows for the three months ended March 31, 2019 and 2020 (in thousands):

	Three months ended March 31,
	2019	2020
Restricted stock unit awards	$3,972	1,878
Stock options	344	—
Performance share unit awards	2,959	922
Antero Midstream Partners phantom unit awards (1)	1,125	160
Equity awards issued to directors	503	369
Total expense	$8,903	3,329
(1)Antero Resources recognized compensation expense for equity awards granted under both the Plan and the AMP Plan because the awards under the AMP Plan are accounted for as if they are distributed by Antero Midstream Partners to Antero Resources. Antero Resources allocates a portion of equity-based compensation expense related to grants prior to the Transactions to Antero Midstream Partners based on its proportionate share of Antero Resources’ labor costs. Through March 12, 2019, the total amount of equity-based compensation is included in the consolidated financial statements of Antero Resources; and effective March 13, 2019 (date of deconsolidation), the amount allocated to Antero Midstream Partners is no longer reflected in Antero Resources consolidated financial statements. See Note 3 to the unaudited condensed consolidated financial statements for further discussion on the Transactions.

Restricted Stock Unit Awards

A summary of restricted stock unit award activity for the three months ended March 31, 2020 is as follows:

		Weighted
		average	Aggregate
	Number of	grant date	intrinsic value
	shares	fair value	(in thousands)
Total awarded and unvested—December 31, 2019	2,370,575	$12.81	$6,756
Granted	4,644,934	$2.39
Vested	(191,216)	$5.04
Forfeited	(69,293)	$13.07
Total awarded and unvested—March 31, 2020	6,755,000	$5.86	$4,816

Intrinsic values are based on the closing price of Antero Resources’ common stock on the referenced dates. As of March 31, 2020, there was $27 million of unamortized equity-based compensation expense related to unvested restricted stock units. That expense is expected to be recognized over a weighted average period of approximately 2.3 years.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019 and March 31, 2020

Stock Options

A summary of stock option activity for the three months ended March 31, 2020 is as follows:

			Weighted
		Weighted	average
		average	remaining	Intrinsic
	Stock	exercise	contractual	value
	options	price	life	(in thousands)
Outstanding at December 31, 2019	467,633	$50.64	5.05	$—
Granted	—	$—
Exercised	—	$—
Forfeited	(8,339)	$52.36
Expired	—	$—
Outstanding at March 31, 2020	459,294	$50.61	4.77	$—
Vested or expected to vest as of March 31, 2020	459,294	$50.61	4.77	$—
Exercisable at March 31, 2020	459,294	$50.61	4.77	$—

Intrinsic values are based on the exercise price of the options and the closing price of Antero Resources’ common stock on the referenced dates.

As of March 31, 2020, all stock options were fully vested resulting in no unamortized equity-based compensation expense.

Performance Share Unit Awards

The Company did not have any activities with regards to its performance share units (“PSUs”) during the three months ended March 31, 2020, and the number of PSUs outstanding at March 31, 2020 remained 2,537,283 at a weighted average grant date fair value of $16.74.

As of March 31, 2020, there was $14 million of unamortized equity-based compensation expense related to unvested PSUs. That expense is expected to be recognized over a weighted average period of approximately 1.6 years.

Cash Awards

During the three months ended March 31, 2020, the Company granted cash awards of approximately $3.3 million to certain executives under the Plan. Compensation expense for these awards is recognized ratably over the vesting period for each of three tranches through January 20, 2023. As of March 31, 2020, the Company has accrued approximately $0.6 million in Other liabilities in the unaudited condensed consolidated balance sheet related to such cash awards.

Antero Midstream Partners Phantom Unit Awards and Antero Midstream Corporation Restricted Stock Unit Awards

A summary of Antero Midstream Corporation restricted stock unit awards for the three months ended March 31, 2020 is as follows:

		Weighted
		average	Aggregate
	Number of	grant date	intrinsic value
	units	fair value	(in thousands)
Total awarded and unvested—December 31, 2019	657,757	$14.71	$4,992
Granted	—	$—
Vested	(10,120)	$15.81
Forfeited	(9,496)	$13.75
Total awarded and unvested—March 31, 2020	638,141	$14.70	$1,340

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019 and March 31, 2020

Intrinsic values are based on the closing price of shares of Antero Midstream Corporation common stock. As of March 31, 2020, there was $5 million of unamortized equity-based compensation expense related to unvested phantom unit awards. That expense is expected to be recognized over a weighted average period of approximately 1.5 years.

(10) Financial Instruments

The carrying values of accounts receivable and accounts payable at December 31, 2019 and March 31, 2020 approximated market values because of their short-term nature. The carrying values of the amounts outstanding under the Credit Facility at December 31, 2019 and March 31, 2020 approximated fair value because the variable interest rates are reflective of current market conditions.

Based on Level 2 market data inputs, the fair value of senior notes was approximately $2.8 billion and $1.5 billion at December 31, 2019 and March 31, 2020, respectively.

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

The Company was party to various fixed price commodity swap contracts that settled during the three months ended March 31, 2019 and 2020. The Company enters into these swap contracts when management believes that favorable future sales prices for the Company’s production can be secured. Under these swap agreements, when actual commodity prices upon settlement exceed the fixed price provided by the swap contracts, the Company pays the difference to the counterparty. When actual commodity prices upon settlement are less than the contractually provided fixed price, the Company receives the difference from the counterparty. In addition, the Company has entered into basis swap contracts in order to hedge the difference between the New York Mercantile Exchange (“NYMEX”) index price and a local index price.

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

In addition, the Company has also entered into a call option agreement that gives the counterparty the right, but not the obligation, to enter into a fixed price swap agreement on a specified future date for a specific amount of production for a specified future period.

The Company’s derivative contracts have not been designated as hedges for accounting purposes; therefore, all gains and losses are recognized in the Company’s statements of operations.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019 and March 31, 2020

As of March 31, 2020, the Company’s fixed price natural gas, oil and NGL swap positions from April 1, 2020 through December 31, 2023 were as follows (abbreviations in the table refer to the index to which the swap position is tied, as follows: NYMEX=Henry Hub; NYMEX-WTI=West Texas Intermediate; ARA Propane =European Propane CIF ARA):

		Natural Gas		Weighted
	Natural gas	Liquids	Oil	average index
	MMBtu/day	Bbls/day	Bbls/day	price
Nine months ending December 31, 2020:
NYMEX ($/MMBtu)	2,227,500		—	$2.87
ARA Propane ($/Gal)	—	10,352	—	0.65
NYMEX-WTI ($/Bbl)	—	—	26,000	55.63
Total	2,227,500	10,352	26,000
Year ending December 31, 2021:
NYMEX ($/MMBtu)	2,400,000		—	$2.80
NYMEX-WTI ($/Bbl)	—		3,000	55.16
Total	2,400,000		3,000
Year ending December 31, 2022:
NYMEX ($/MMBtu)	687,500			$2.48
Year ending December 31, 2023:
NYMEX ($/MMBtu)	50,000			$2.39

A portion of the NYMEX-WTI ($/Bbl) in 2020 combined with the Mont Belvieu Natural Gasoline to NYMEX-WTI are intended to fix the price of Natural Gasoline.

In addition, we have a call option agreement, which entitles the holder the right, but not the obligation, to enter into a fixed price swap agreement on December 21, 2023 to purchase 427,500 MMBtu per day at a price of $2.77 per MMBtu for the year ending December 31, 2024.

As of March 31, 2020, the Company’s natural gas basis swap positions, which settle on the pricing index to basis differential of the Columbia Gas Transmission pipeline (“TCO”) to the NYMEX Henry Hub natural gas price, and NGL basis swap positions, which settle on the pricing index to basis differential of Mont Belvieu Butane to the European Butane CIF ARA natural gas liquids price, were as follows:

		Natural Gas	Weighted
	Natural gas	Liquids	average hedged
	MMBtu/day	Bbls/day	differential
Three months ending June 30, 2020:
ARA to Mont Belvieu Non-TET ($/Gal)	—	1,602	$0.22
Nine months ending December 31, 2020:
NYMEX to TCO ($/MMBtu)	60,000		$0.353
Year ending December 31, 2021:
NYMEX to TCO ($/MMBtu)	40,000		$0.414
Year ending December 31, 2022:
NYMEX to TCO ($/MMBtu)	60,000		$0.515
Year ending December 31, 2023:
NYMEX to TCO ($/MMBtu)	50,000		$0.525
Year ending December 31, 2024:
NYMEX to TCO ($/MMBtu)	50,000		$0.530

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019 and March 31, 2020

As of March 31, 2020, the Company had NGL contracts for April 1, 2020 through December 31, 2021 that fix the Mont Belvieu index price for natural gasoline to percentages of WTI as follows:

		Weighted
	Gas	average
	Liquids	Payout
	Bbls/day	Ratio
Nine months ending December 31, 2020:
Mont Belvieu Natural Gasoline to NYMEX-WTI	18,800	80%
Year ending December 31, 2021:
Mont Belvieu Natural Gasoline to NYMEX-WTI	18,650	78%

A portion of the Mont Belvieu Natural Gasoline to NYMEX-WTI combined with the NYMEX-WTI ($/Bbl) in 2020 are intended to fix the price of Natural Gasoline.

(b)	Summary

The following table presents a summary of the fair values of the Company’s derivative instruments and where such values are recorded in the consolidated balance sheets as of December 31, 2019 and March 31, 2020. None of the Company’s derivative instruments are designated as hedges for accounting purposes and the fair value of derivative instruments was determined using Level 2 inputs.

	December 31, 2019		March 31, 2020
	Balance sheet	Fair value	Balance sheet	Fair value
	location	(In thousands)	location	(In thousands)
Asset derivatives not designated as hedges for accounting purposes:
Commodity derivatives—current	Derivative instruments	$422,849	Derivative instruments	$816,444
Commodity derivatives—noncurrent	Derivative instruments	333,174	Derivative instruments	284,461

Total asset derivatives		756,023		1,100,905

Liability derivatives not designated as hedges for accounting purposes:
Commodity derivatives—current	Derivative instruments	6,721	Derivative instruments	—
Commodity derivatives—noncurrent	Derivative instruments	3,519	Derivative instruments	215

Total liability derivatives		10,240		215

Net derivatives		$745,783		$1,100,690

The following table presents the gross values of recognized derivative assets and liabilities, the amounts offset under master netting arrangements with counterparties, and the resulting net amounts presented in the consolidated balance sheets as of the dates presented, all at fair value (in thousands):

	December 31, 2019			March 31, 2020
	Gross	Gross amounts	Net amounts of	Gross	Gross amounts	Net amounts of
	amounts on	offset on	assets (liabilities)	amounts on	offset on	assets (liabilities)
	balance sheet	balance sheet	on balance sheet	balance sheet	balance sheet	on balance sheet
Commodity derivative assets	$882,817	(126,794)	756,023	$1,193,046	(92,141)	1,100,905
Commodity derivative liabilities	$(137,034)	126,794	(10,240)	$(92,356)	92,141	(215)

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019 and March 31, 2020

The following is a summary of derivative fair value gains and losses and where such values are recorded in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2019 and 2020 (in thousands):

	Statement of
	operations	Three months ended March 31,
	location	2019	2020
Commodity derivative fair value gains (losses)	Revenue	$(77,368)	565,833

(12) Leases

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

The Company considers all contracts that have assets specified in the contract, either explicitly or implicitly, that the Company has substantially all of the capacity of the asset, and has the right to obtain substantially all of the economic benefits of that asset, without the lessor’s ability to have a substantive right to substitute that asset, as leased assets. For any contract deemed to include a leased asset, that asset is capitalized on the balance sheet as a right-of-use asset and a corresponding lease liability is recorded at the present value of the known future minimum payments of the contract using a discount rate on the date of commencement. The leased asset classification is determined at the date of recording as either operating or financing, depending upon certain criteria of the contract.

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019 and March 31, 2020

Supplemental Balance Sheet Information Related to Leases

The Company’s lease assets as of December 31, 2019 and March 31, 2020 consisted of the following items (in thousands):

	December 31, 2019		March 31, 2020
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Right-of-use Assets:
Processing plants	$1,460,770	—	$1,440,110	—
Drilling rigs and completion services	71,662	—	56,353	—
Gas gathering lines and compressor stations (1)	1,308,428	—	1,273,200	—
Office space	40,491	—	39,631	—
Vehicles	4,983	2,328	4,232	2,058
Other office and field equipment	166	170	1,013	—
Total right-of-use assets	$2,886,500	2,498	$2,814,539	2,058	(2)
(1)	Gas gathering lines and compressor stations leases includes $1.1 billion related to Antero Midstream Corporation as of December 31, 2019 and March 31, 2020. See “—Related party lease disclosure” for additional discussion.
(2)	Financing lease assets are recorded net of accumulated amortization of $9 million and $3 million as of December 31, 2019 and March 31, 2020, respectively.

The Company’s lease liabilities as of December 31, 2019 and March 31, 2020 consisted of the following items (in thousands):

	December 31, 2019		March 31, 2020
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Location on the balance sheet:
Short-term lease liabilities	$304,397	923	$294,535	1,123
Long-term lease liabilities	2,582,103	1,575	2,520,004	935
Total lease liabilities	$2,886,500	2,498	$2,814,539	2,058

The processing plants, gathering lines and compressor stations that are classified as lease liabilities are classified as such under ASC 842 because Antero is the sole customer of the assets and because Antero makes the decisions that most impact the economic performance of the assets.

Supplemental Information Related to Leases

Costs associated with operating leases were included in the statement of operations and comprehensive income (loss) for the three months ended March 31, 2019 and 2020 (in thousands):

	Three months ended
Statement of Operations Location	March 31, 2019	March 31, 2020
Gathering, compression, processing, and transportation	$187,847	352,643
General and administrative	2,726	2,881
Contract termination and rig stacking	8,019	—
Total lease expense	$198,592	355,524

Costs associated with finance leases of less than $1 million for each of the three months ended March 31, 2019 and 2020 were included in interest expense.

We capitalized $55 million and $33 million, respectively, of costs related to operating leases and less than $1 million of costs related to finance leases during each of the three months ended March 31, 2019 and 2020.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019 and March 31, 2020

Short-term lease costs that are more than one month but less than 12 months are excluded from the above amounts and total $35 million and $63 million, respectively, for the three months ended March 31, 2019 and 2020.

Supplemental Cash Flow Information Related to Leases

The following is the Company’s supplemental cash flow information related to leases for the three months ended March 31, 2019 and March 31, 2020 (in thousands):

	Three months ended March 31, 2019		Three months ended March 31, 2020
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash out flows related to operating leases	$150,320	—	$358,039	—
Investing cash out flows related to operating leases	52,366	—	27,534	—
Financing cash out flows related to financing leases	—	791	—	439
	$202,686	791	$385,573	439

Noncash activities:
Right of use assets obtained in exchange for operating lease liabilities	$3,345,549	—	$9,382	—
Right of use assets obtained in exchange for financing lease liabilities	$—	—	$—	—

Maturities of Lease Liabilities

The table below is a schedule of future minimum payments for operating and financing lease liabilities as of March 31, 2020 (in thousands):

(in thousands)	Operating Leases	Financing Leases	Total
Remainder of 2020	$464,093	978	465,071
2021	558,241	844	559,085
2022	543,326	321	543,647
2023	538,771	7	538,778
2024	530,003	—	530,003
2025	457,326	—	457,326
Thereafter	1,394,412	—	1,394,412
Total lease payments	4,486,172	2,150	4,488,322
Less: imputed interest	(1,671,633)	(92)	(1,671,725)
Total	$2,814,539	2,058	2,816,597

Lease Term and Discount Rate

The table below is the Company’s weighted-average remaining lease term and discount rate as of March 31, 2020:

	Operating Leases	Finance Leases
Weighted-average remaining lease term:	8.5 years	2.0 years
Weighted-average discount rate:	11.6%	6.1%

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019 and March 31, 2020

Related party lease disclosure

The Company has a gathering and compression agreement with Antero Midstream Corporation, whereby Antero Midstream Corporation receives a low-pressure gathering fee per Mcf, a high-pressure gathering fee per Mcf, and a compression fee per Mcf, in each case subject to adjustments based on the consumer price index. If and to the extent we request that Antero Midstream Corporation construct new high pressure lines and compressor stations, the gathering and compression agreement contains minimum volume commitments that require Antero Resources to utilize or pay for 75% and 70%, respectively, of the requested capacity of such new construction for 10 years. In December 2019, the Company and Antero Midstream Corporation agreed to extend the initial term of the gathering and compression agreement to 2038 and established a growth incentive fee program whereby low pressure gathering fees will be reduced from 2020 through 2023 to the extent the Company achieves certain volumetric targets at certain points during such time. Upon completion of the initial contract term, the gathering and compression agreement will continue in effect from year to year until such time as the agreement is terminated, effective upon an anniversary of the effective date of the agreement, by either the Company or Antero Midstream Corporation on or before the 180th day prior to the anniversary of such effective date. The Company achieved the volumetric targets for the three months ended March 31, 2020, and Antero Midstream Corporation provided a rebate of $12 million.

For the three months ended March 31, 2019 and 2020, gathering and compression fees paid by Antero related to this agreement were $152 million and $156 million, respectively. As of March 31, 2020, $60 million was included within Accounts payable, related parties on the Condensed Consolidated Balance Sheet as due to Antero Midstream Corporation related to this agreement.

(13) Commitments

The table below is a schedule of future minimum payments for firm transportation, drilling rig and completion services, processing, gathering and compression, and office and equipment agreements, which include leases that have remaining lease terms in excess of one year as of March 31, 2020 (in thousands).

		Processing,
	Firm	gathering and	Land payment	Operating and	Imputed Interest
	transportation	compression	obligations	Financing Leases	for Leases
	(a)	(b)	(c)	(d)	(d)	Total
Remainder of 2020	$832,753	42,144	2,411	228,796	236,275	1,342,379
2021	1,076,995	55,780	2,859	269,661	289,424	1,694,719
2022	1,034,275	53,606	328	284,665	258,982	1,631,856
2023	1,057,150	58,565	—	313,475	225,303	1,654,493
2024	1,017,104	58,687	—	342,348	187,655	1,605,794
2025	977,891	47,385	—	308,465	148,861	1,482,602
Thereafter	6,930,640	105,138	—	1,069,187	325,225	8,430,190
Total	$12,926,808	421,305	5,598	2,816,597	1,671,725	17,842,033

(a)	Firm Transportation

The Company has entered into firm transportation agreements with various pipelines in order to facilitate the delivery of its production to market. These contracts commit the Company to transport minimum daily natural gas or NGLs volumes at negotiated rates or pay for any deficiencies at specified reservation fee rates. The amounts in this table are based on the Company’s minimum daily volumes at the reservation fee rate. The values in the table represent the gross amounts that the Company is committed to pay; however, the Company will record in the consolidated financial statements its proportionate share of costs based on its working interest.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019 and March 31, 2020

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019 and March 31, 2020

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

On June 20, 2019, the Company was awarded a jury verdict of approximately $96 million in damages after the jury found that WGL breached the Contracts with the Company. In addition, the jury rejected WGL’s claim against the Company, finding that the Company did not breach the Contracts by allegedly failing to deliver TCO Pool gas and awarding no damages in favor of WGL. On August 16, 2019, WGL appealed the judgment and the appeal is currently pending before the Colorado Court of Appeals.

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

(15) Contract Termination and Rig Stacking

The Company incurred costs associated with the delay or cancellation of drilling and completion contracts with third-party contractors of approximately $8 million for the three months ended March 31, 2019. No such costs were incurred during the three months ended March 31, 2020.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019 and March 31, 2020

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

Substantially all of the revenues for gathering and processing and water handling and treatment were derived from transactions with Antero Resources. See Note 17 to the unaudited condensed consolidated financial statements for the operating results of the Company’s reportable segments.

(17) Segment Information

See Note 2(l) to the unaudited condensed consolidated financial statements for a description of the Company’s determination of its reportable segments. Revenues from gathering and processing and water handling and treatment operations were primarily derived from intersegment transactions for services provided to the Company’s exploration and production operations prior to the closing of the Transactions. Through March 12, 2019, the results of Antero Midstream Partners were included in the consolidated financial statements of Antero Resources. Effective March 13, 2019, the results of Antero Midstream Partners are no longer consolidated in Antero Resources’ results; however, the Company’s segment disclosures include the results of our unconsolidated affiliates due to their significance to the Company’s operations. See Note 3 to the unaudited condensed consolidated financial statements for further discussion on the Transactions. Marketing revenues are primarily derived from activities to purchase and sell third-party natural gas and NGLs and to market excess firm transportation capacity to third parties.

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019 and March 31, 2020

The operating results and assets of the Company’s reportable segments were as follows for the three months ended March 31, 2019 and 2020 (in thousands):

			Equity Method	Elimination of
			Investment in	intersegment
	Exploration		Antero	transactions and
	and		Midstream	unconsolidated	Consolidated
	production	Marketing	Corporation	affiliates	total
Three months ended March 31, 2019:
Sales and revenues:
Third-party	$941,635	91,186	4	—	1,032,825
Intersegment	1,758	—	54,104	(51,280)	4,582
Total	$943,393	91,186	54,108	(51,280)	1,037,407

Operating expenses:
Lease operating	$42,969	—	11,815	(13,052)	41,732
Gathering, compression, processing, and transportation	535,015	—	2,935	(113,421)	424,529
Impairment of oil and gas properties	81,244	—	—	—	81,244
Impairment of midstream assets	—	—	6,982	—	6,982
Depletion, depreciation, and amortization	218,494	—	7,650	14,057	240,201
General and administrative	49,908	—	2,184	16,110	68,202
Other	44,137	163,084	1,291	(288)	208,224
Total	971,767	163,084	32,857	(96,594)	1,071,114
Operating income (loss)	$(28,374)	(71,898)	21,251	45,314	(33,707)
Equity in earnings of unconsolidated affiliates	$1,817	—	2,880	9,384	14,081
Investments in unconsolidated affiliates	$1,989,612	—	1,153,943	(1,153,943)	1,989,612
Segment assets	$17,263,369	25,361	6,660,325	(6,660,325)	17,288,730
Capital expenditures for segment assets	$399,278	—	16,005	56,650	471,933

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019 and March 31, 2020

			Equity Method	Elimination of
			Investment in	intersegment
	Exploration		Antero	transactions and
	and		Midstream	unconsolidated	Consolidated
	production	Marketing	Corporation	affiliates	total
Three months ended March 31, 2020:
Sales and revenues:
Third-party	$1,270,234	46,073	—	—	1,316,307
Intersegment	798	—	243,708	(243,708)	798
Total	$1,271,032	46,073	243,708	(243,708)	1,317,105

Operating expenses:
Lease operating	$25,644	—	—	—	25,644
Gathering, compression, processing, and transportation	588,624	—	55,908	(55,908)	588,624
Impairment of oil and gas properties	89,220	—	—	—	89,220
Impairment of midstream assets	—	—	664,544	(664,544)	—
Depletion, depreciation, and amortization	199,677	—	27,343	(27,343)	199,677
General and administrative	31,221	—	10,199	(10,199)	31,221
Other	27,013	93,273	4,878	(4,878)	120,286
Total	961,399	93,273	762,872	(762,872)	1,054,672
Operating income (loss)	$309,633	(47,200)	(519,164)	519,164	262,433
Equity in earnings (loss) of unconsolidated affiliates	$(128,055)	—	19,077	(19,077)	(128,055)
Investments in unconsolidated affiliates	$291,989	—	716,778	(716,778)	291,989
Segment assets	$14,516,150	9,639	5,781,359	(5,781,359)	14,525,789
Capital expenditures for segment assets	$311,611	—	67,983	(67,983)	311,611

(18) Subsidiary Guarantors

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

The following Condensed Consolidating Balance Sheets at December 31, 2019 and March 31, 2020, and the related Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2019 and 2020, and Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2019 and 2020 present financial information for Antero Resources on a stand-alone basis (carrying its investment in subsidiaries using the equity method), financial information for the subsidiary guarantors, financial information for the non-guarantor subsidiaries, and the consolidation and elimination entries necessary to arrive at the information for the Company on a consolidated basis. The Company’s wholly owned subsidiaries are not restricted from making distributions to the Company.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019 and March 31, 2020

Condensed Consolidating Balance Sheet
December 31, 2019

(In thousands)

	Parent	Guarantor	Non-Guarantor
	(Antero)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Accounts receivable, net	$46,419	—	—	—	46,419
Accounts receivable, related parties	125,000	299,450	—	(299,450)	125,000
Accrued revenue	317,886	—	—	—	317,886
Derivative instruments	422,849	—	—	—	422,849
Other current assets	10,731	—	—	—	10,731
Total current assets	922,885	299,450	—	(299,450)	922,885
Property and equipment:
Oil and gas properties, at cost (successful efforts method):
Unproved properties	1,368,854	—	—	—	1,368,854
Proved properties	11,859,817	—	—	—	11,859,817
Gathering systems and facilities	5,802	—	—	—	5,802
Other property and equipment	71,895	—	—	—	71,895
	13,306,368	—	—	—	13,306,368
Less accumulated depletion, depreciation, and amortization	(3,327,629)	—	—	—	(3,327,629)
Property and equipment, net	9,978,739	—	—	—	9,978,739
Operating leases right-of-use assets	2,886,500	—	—	—	2,886,500
Derivative instruments	333,174	—	—	—	333,174
Investments in unconsolidated affiliates	243,048	812,129	—	—	1,055,177
Investments in consolidated affiliates	812,129	—	—	(812,129)	—
Other assets	21,094	—	—	—	21,094
Total assets	$15,197,569	1,111,579	—	(1,111,579)	15,197,569

Liabilities and Equity
Current liabilities:
Accounts payable	$14,498	—	—	—	14,498
Accounts payable, related parties	397,333	—	—	(299,450)	97,883
Accrued liabilities	400,850	—	—	—	400,850
Revenue distributions payable	207,988	—	—	—	207,988
Derivative instruments	6,721	—	—	—	6,721
Short-term lease liabilities	305,320	—	—	—	305,320
Other current liabilities	6,879	—	—	—	6,879
Total current liabilities	1,339,589	—	—	(299,450)	1,040,139
Long-term liabilities:
Long-term debt	3,758,868	—	—	—	3,758,868
Deferred income tax liability	781,987	—	—	—	781,987
Derivative instruments	3,519	—	—	—	3,519
Long-term lease liabilities	2,583,678	—	—	—	2,583,678
Other liabilities	58,635	—	—	—	58,635
Total liabilities	8,526,276	—	—	(299,450)	8,226,826
Equity:
Stockholders' equity:
Common stock	2,959	—	—	—	2,959
Additional paid-in capital	5,600,714	1,341,780	—	(812,129)	6,130,365
Accumulated earnings	1,067,620	(230,201)	—	—	837,419
Total stockholders' equity	6,671,293	1,111,579	—	(812,129)	6,970,743
Total liabilities and equity	$15,197,569	1,111,579	—	(1,111,579)	15,197,569

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019 and March 31, 2020

Condensed Consolidating Balance Sheet
March 31, 2020
(In thousands)

	Parent	Guarantor	Non-Guarantor
	(Antero)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Accounts receivable	$91,944	—	—	—	91,944
Accounts receivable, related parties	—	332,353	—	(332,353)	—
Accrued revenue	201,320	—	—	—	201,320
Derivative instruments	816,444	—	—	—	816,444
Other current assets	10,313	—	—	—	10,313
Total current assets	1,120,021	332,353	—	(332,353)	1,120,021
Property and equipment:
Oil and gas properties, at cost (successful efforts method):
Unproved properties	1,289,770	—	—	—	1,289,770
Proved properties	12,154,162	—	—	—	12,154,162
Gathering systems and facilities	5,802	—	—	—	5,802
Other property and equipment	72,312	—	—	—	72,312
	13,522,046	—	—	—	13,522,046
Less accumulated depletion, depreciation, and amortization	(3,527,306)	—	—	—	(3,527,306)
Property and equipment, net	9,994,740	—	—	—	9,994,740
Operating leases right-of-use assets	2,814,539	—	—	—	2,814,539
Derivative instruments	284,461	—	—	—	284,461
Investments in unconsolidated affiliates	67,289	224,700	—	—	291,989
Investments in consolidated affiliates	224,700	—	—	(224,700)	—
Other assets	20,039	—	—	—	20,039
Total assets	$14,525,789	557,053	—	(557,053)	14,525,789
Liabilities and Equity
Current liabilities:
Accounts payable	$37,909	—	—	—	37,909
Accounts payable, related parties	421,247	—	—	(332,353)	88,894
Accrued liabilities	367,444	—	—	—	367,444
Revenue distributions payable	174,654	—	—	—	174,654
Short-term lease liabilities	295,658	—	—	—	295,658
Other current liabilities	7,315	—	—	—	7,315
Total current liabilities	1,304,227	—	—	(332,353)	971,874
Long-term liabilities:				—
Long-term debt	3,707,787	—	—	—	3,707,787
Deferred income tax liability	672,002	—	—	—	672,002
Derivative instruments	215	—	—	—	215
Long-term lease liabilities	2,520,939		—	—	2,520,939
Other liabilities	60,432	—	—	—	60,432
Total liabilities	8,265,602	—	—	(332,353)	7,933,249
Equity:
Stockholders' equity:				—
Common stock	2,689	—	—	—	2,689
Additional paid-in capital	4,974,162	1,341,780	—	(224,700)	6,091,242
Accumulated earnings	1,283,336	(784,727)	—	—	498,609
Total stockholders' equity	6,260,187	557,053	—	(224,700)	6,592,540
Total liabilities and equity	$14,525,789	557,053	—	(557,053)	14,525,789

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019 and March 31, 2020

Condensed Consolidating Statement of Operations and Comprehensive Income

Three Months Ended March 31, 2019
(In thousands)

	Parent	Guarantor	Non-Guarantor
	(Antero)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue and other:
Natural gas sales	$657,266	—	—	—	657,266
Natural gas liquids sales	313,685	—	—	—	313,685
Oil sales	48,052	—	—	—	48,052
Commodity derivative fair value losses	(77,368)	—	—	—	(77,368)
Gathering, compression, water handling and treatment	—	—	218,360	(213,881)	4,479
Marketing	91,186	—	—	—	91,186
Other income	1,758	—	—	(1,651)	107
Total revenue and other	1,034,579	—	218,360	(215,532)	1,037,407
Operating expenses:
Lease operating	42,969	—	64,818	(66,055)	41,732
Gathering, compression, processing, and transportation	535,015	—	—	(110,486)	424,529
Production and ad valorem taxes	34,738	—	—	940	35,678
Marketing	163,084	—	—	—	163,084
Exploration	126	—	—	—	126
Impairment of oil and gas properties	81,244	—	—	—	81,244
Impairment of midstream assets	—	—	6,982	—	6,982
Depletion, depreciation, and amortization	218,494	—	21,707	—	240,201
Accretion of asset retirement obligations	913	—	63	—	976
General and administrative	49,908	—	18,793	(499)	68,202
Contract termination and rig stacking	8,360	—	—	—	8,360
Accretion of contingent acquisition consideration	—	—	1,928	(1,928)	—
Total operating expenses	1,134,851	—	114,291	(178,028)	1,071,114
Operating income (loss)	(100,272)	—	104,069	(37,504)	(33,707)
Other income (expenses):
Equity in earnings of unconsolidated affiliates	589	1,228	12,264	—	14,081
Equity in earnings of affiliates	15,021	—	—	(15,021)	—
Interest expense, net	(55,135)	—	(16,815)	—	(71,950)
Gain on deconsolidation of Antero Midstream Partners LP	1,205,705	200,337	—	—	1,406,042
Total other expenses	1,166,180	201,565	(4,551)	(15,021)	1,348,173
Income before income taxes	1,065,908	201,565	99,518	(52,525)	1,314,466
Provision for income tax expense	(288,710)	—	—	—	(288,710)
Net income and comprehensive income including noncontrolling interests	777,198	201,565	99,518	(52,525)	1,025,756
Net income and comprehensive income attributable to noncontrolling interests	—	—	—	46,993	46,993
Net income and comprehensive income attributable to Antero Resources Corporation	$777,198	201,565	99,518	(99,518)	978,763

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019 and March 31, 2020

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended March 31, 2020
(In thousands)

	Parent	Guarantor	Non-Guarantor
	(Antero)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue and other:
Natural gas sales	$411,082	—	—	—	411,082
Natural gas liquids sales	257,673	—	—	—	257,673
Oil sales	35,646	—	—	—	35,646
Commodity derivative fair value gains	565,833	—	—	—	565,833
Marketing	46,073	—	—	—	46,073
Other income	798	—	—	—	798
Total revenue and other	1,317,105	—	—	—	1,317,105
Operating expenses:
Lease operating	25,644	—	—	—	25,644
Gathering, compression, processing, and transportation	588,624	—	—	—	588,624
Production and ad valorem taxes	25,699	—	—	—	25,699
Marketing	93,273	—	—	—	93,273
Exploration	210	—	—	—	210
Impairment of oil and gas properties	89,220	—	—	—	89,220
Depletion, depreciation, and amortization	199,677	—	—	—	199,677
Accretion of asset retirement obligations	1,104	—	—	—	1,104
General and administrative	31,221	—	—	—	31,221
Total operating expenses	1,054,672	—	—	—	1,054,672
Operating income	262,433	—	—	—	262,433
Other income (expenses):
Equity in earnings of unconsolidated affiliate	(40,312)	(87,743)	—	—	(128,055)
Impairment of equity investment	(143,849)	(466,783)	—	—	(610,632)
Interest expense, net	(53,102)	—	—	—	(53,102)
Gain on early extinguishment of debt	80,561	—	—	—	80,561
Total other expenses	(156,702)	(554,526)	—	—	(711,228)
Income (loss) before income taxes	105,731	(554,526)	—	—	(448,795)
Provision for income tax benefit	109,985	—	—	—	109,985
Net income (loss) and comprehensive income (loss)	$215,716	(554,526)	—	—	(338,810)

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019 and March 31, 2020

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2019
(In thousands)

	Parent	Guarantor	Non-Guarantor
	(Antero)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities:
Net income including noncontrolling interests	$777,198	201,565	99,518	(52,525)	1,025,756
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, amortization, and accretion	219,407	—	21,770	—	241,177
Impairments	81,244	—	6,982	—	88,226
Commodity derivative fair value losses	77,368	—	—	—	77,368
Gains on settled commodity derivatives	97,092	—	—	—	97,092
Deferred income tax expense	287,854	—	—	—	287,854
Equity-based compensation expense	6,426	—	2,477	—	8,903
Equity in earnings of consolidated subsidiaries	(15,021)	—	—	15,021	—
Equity in earnings of unconsolidated affiliates	(589)	(1,228)	(12,264)	—	(14,081)
Distributions of earnings from unconsolidated affiliates	—	—	12,605	—	12,605
Gain on deconsolidation of Antero Midstream Partners LP	(1,205,705)	(200,337)	—	—	(1,406,042)
Distributions from Antero Midstream Partners LP	46,469	—	—	(46,469)	—
Other	10,331	—	750	—	11,081
Changes in current assets and liabilities	102,830	—	(10,573)	16,808	109,065
Net cash provided by operating activities	484,904	—	121,265	(67,165)	539,004
Cash flows provided by (used in) investing activities:
Additions to unproved properties	(27,463)	—	—	—	(27,463)
Drilling and completion costs	(389,252)	—	—	20,565	(368,687)
Additions to water handling and treatment systems	—	—	(24,547)	131	(24,416)
Additions to gathering systems and facilities	—	—	(48,239)	—	(48,239)
Additions to other property and equipment	(2,066)	—	(1,062)	—	(3,128)
Investments in unconsolidated affiliates	—	—	(25,020)	—	(25,020)
Proceeds from the Antero Midstream Partners LP Transactions	296,611	—	—	—	296,611
Change in other assets	(1,118)	—	(3,357)	—	(4,475)
Net cash used in investing activities	(123,288)	—	(102,225)	20,696	(204,817)
Cash flows provided by (used in) financing activities:
Issuance of senior notes	—	—	650,000	—	650,000
Borrowings (repayments) on bank credit facility, net	(360,379)	—	90,379	—	(270,000)
Payments of deferred financing costs	(791)	—	(7,468)	—	(8,259)
Distributions to noncontrolling interests in Antero Midstream Partners LP	—	—	(131,545)	46,469	(85,076)
Employee tax withholding for settlement of equity compensation awards	(450)	—	(29)	—	(479)
Other	4	—	(845)	—	(841)
Net cash provided by (used in) financing activities	(361,616)	—	600,492	46,469	285,345
Effect of deconsolidation of Antero Midstream Partners LP	—	—	(619,532)	—	(619,532)
Net increase (decrease) in cash and cash equivalents	—	—	—	—	—
Cash and cash equivalents, beginning of period	—	—	—	—	—
Cash and cash equivalents, end of period	$—	—	—	—	—

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019 and March 31, 2020

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2020

(In thousands)

	Parent	Guarantor	Non-Guarantor
	(Antero)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities:
Net income (loss) including noncontrolling interests	$215,716	(554,526)	—	—	(338,810)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, amortization, and accretion	200,781	—	—	—	200,781
Impairment of oil and gas properties	89,220	—	—	—	89,220
Commodity derivative fair value gains	(565,833)	—	—	—	(565,833)
Gains on settled commodity derivatives	210,926	—	—	—	210,926
Equity-based compensation expense	3,329	—	—	—	3,329
Deferred income tax benefit	(109,985)	—	—	—	(109,985)
Gain on early extinguishment of debt	(80,561)	—	—	—	(80,561)
Equity in loss of unconsolidated affiliates	40,312	87,743	—	—	128,055
Impairment of equity investment	143,849	466,783	—	—	610,632
Distributions/dividends of earnings from unconsolidated affiliates	42,756	—	—	—	42,756
Other	2,440	—	—	—	2,440
Changes in current assets and liabilities	7,727	—	—	—	7,727
Net cash provided by operating activities	200,677	—	—	—	200,677
Cash flows provided by (used in) investing activities:
Additions to unproved properties	(10,357)	—	—	—	(10,357)
Drilling and completion costs	(300,483)	—	—	—	(300,483)
Additions to other property and equipment	(771)	—	—	—	(771)
Settlement of water earnout	125,000	—	—	—	125,000
Change in other assets	(70)	—	—	—	(70)
Net cash used in investing activities	(186,681)	—	—	—	(186,681)
Cash flows provided by (used in) financing activities:
Repurchases of common stock	(42,690)	—	—	—	(42,690)
Repayment of senior notes	(300,835)	—	—	—	(300,835)
Borrowings on bank credit facility, net	330,000	—	—	—	330,000
Employee tax withholding for settlement of equity compensation awards	(32)	—	—	—	(32)
Other	(439)	—	—	—	(439)
Net cash used in financing activities	(13,996)	—	—	—	(13,996)
Net increase in cash and cash equivalents	—	—	—	—	—
Cash and cash equivalents, beginning of period	—	—	—	—	—
Cash and cash equivalents, end of period	$—	—	—	—	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions, or beliefs about future events may, and often do, vary from actual results, and the differences can be material. Some of the key factors that could cause actual results to vary from our expectations include changes in natural gas, NGLs, and oil prices, the timing of planned capital expenditures, our ability to fund our development programs, uncertainties in estimating proved reserves and forecasting production results, operational factors affecting the commencement or maintenance of producing wells, the condition of the capital markets generally, as well as our ability to access them, impacts of world health events, including the COVID-19 pandemic, potential shut-ins of production due to lack of downstream demand or storage capacity, and uncertainties regarding environmental regulations or litigation and other legal or regulatory developments affecting our business, as well as those factors discussed below, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. See “Cautionary Statement Regarding Forward-Looking Statements.” Also, see the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors.” We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

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

We have assembled a portfolio of long-lived properties that are characterized by what we believe to be low geologic risk and repeatability. Our drilling opportunities are focused in the Marcellus Shale and Utica Shale of the Appalachian Basin. As of March 31, 2020, we held approximately 536,000 net acres of rich gas and dry gas properties located in the Appalachian Basin in West Virginia and Ohio. Our corporate headquarters are in Denver, Colorado.

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

2020 Developments and Highlights

COVID-19 Pandemic

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Governments have tried to slow the spread of the virus by imposing social distancing guidelines, travel restrictions and stay-at-home orders, which have caused a significant decrease in activity in the global economy and the demand for oil and to a lesser extent natural gas and NGLs. Also in March 2020, Saudi Arabia and Russia failed to agree to cut production of oil along with the Organization of the Petroleum Exporting Countries (“OPEC”), and Saudi Arabia significantly reduced the price at which it sells oil and announced plans to increase production, which contributed to a sharp drop in the price of oil. While OPEC, Russia and other allied producers reached an agreement in April 2020 to reduce production, oil prices have remained low. The imbalance between the supply of and demand for oil, as well as the uncertainty around the extent and timing of an economic recovery, have caused extreme market volatility and a substantial adverse effect on commodity prices in March and April.

As a producer of natural gas, NGLs and oil, we are recognized as an essential business under various federal, state and local regulations related to the COVID-19 pandemic. We have continued to operate as permitted under these regulations while taking steps to protect the health and safety of our workers. We have implemented protocols to reduce the risk of an outbreak within our field operations, and these protocols have not reduced production or efficiency in a significant manner. A substantial portion of our non-field level employees have transitioned temporarily to remote work from home arrangements, and we have been able to maintain a consistent level of effectiveness through these arrangements, including maintaining our day-to-day operations, our financial reporting systems and our internal control over financial reporting. To date, we have had no confirmed cases of COVID-19 within our employee group at any of our locations.

Our natural gas, NGLs and oil producing properties are located in the liquids-rich Appalachian Basin. Although the decline in oil prices has negatively impacted our oil revenue, oil sales represented approximately 3% and 4% of our total revenue for the three months ended March 31, 2020 and the year ended December 31, 2019, respectively. While natural gas prices also declined during the first quarter of 2020, the decline in natural gas prices has been far less significant than the decline in oil prices. In addition, we have hedged through fixed price contracts the sale of 2.2 Bcf per day of natural gas at a weighted average price of $2.87 per MMBtu for the remainder of 2020. Our hedges cover a substantial majority of our expected natural gas production in 2020. We also have fixed priced contracts for the sale of 10,352 barrels per day of propane at a weighted average price of $0.65 per gallon and 26,000 barrels per day of oil at a weighted average price of $55.63 per barrel for the remainder of 2020. These fixed price contracts resulted in total commodity derivative fair value gains of $566 million, including settled commodity derivative gains of $211 million, during the three months ended March 31, 2020. All of our hedges are financial hedges and do not have physical delivery requirements. As such, any decreases in anticipated production, whether as a result of decreased development activity or shut-ins, will not impact our ability to realize the benefits of the hedges. Our natural gas and NGLs are primarily used in manufacturing, power generation and heating rather than transportation. While we have seen a decrease in the overall demand for these products, demand for natural gas and NGLs has not declined as much as demand for oil, and there has not been as substantial an oversupply of natural gas and NGLs as there has been of oil. Furthermore, the decrease in demand for oil has significantly reduced the number of rigs drilling for oil in the continental U.S. and, as a result, estimates of future gas supply associated with oil production have declined. Additionally, the restart of economic activity in Asia, coupled with lower refinery liquefied petroleum gas (“LPG”) production in the U.S., Europe, and other markets such as India, has led to strengthening prices for international LPG.

Our supply chain also has not thus far experienced any significant interruptions. The industry overall is experiencing storage capacity constraints with respect to oil and certain NGL products, and we may become subject to those constraints if we are not able to sell our production, or certain components of our production, or enter into additional storage arrangements. The lack of a market or available storage for any one NGL product or oil could result in us having to delay or discontinue well completions and commercial production or shut in production for other products as we cannot curtail the production of individual products in a meaningful way without reducing the production of other products. Potential impacts of these constraints may include partial shut-in of production, although we are not able to determine the extent of or for how long any shut-ins may occur. However, because some of our wells produce rich gas, which is processed, and some produce dry gas, which does not require processing, we have the ability to change the mix of products that we produce and wells that we complete to adjust our production to address takeaway capacity constraints for certain products better than if we had only rich gas or dry gas wells. We have the ability to shut-in rich gas wells and still produce from our dry gas wells if processing or storage capacity of NGL products becomes further limited or constrained. Also, prior to the COVID-19 pandemic, we had developed a diverse set of buyers and destinations, as well as in-field and off-site storage capacity for our condensate volumes. Since the outbreak of the pandemic, we have expanded our customer base and doubled our condensate storage capacity within the basin.

In addition, as discussed below in “—2020 Capital Budget and Capital Spending,” we have reduced our drilling and completion capital budget for 2020 by approximately 34% since the beginning of the year. We will continue to monitor our five-year drilling plan throughout the year and will make further revisions if deemed necessary. Reductions in the 2020 capital budget may impact production levels in 2021 and forward to the extent fewer wells will be brought online.

During the three months ended March 31, 2020 and during the two previous quarters, we have recognized various impairment charges related to the decline in commodity prices and the value of our investment in Antero Midstream Corporation. At this time, we do not anticipate any further impairment charges in our equity method investment in Antero Midstream Corporation, as the value of our equity method investment has increased since March 31, 2020. Additional impairment charges related to our assets may occur if we experience disruptions in production, additional or sustained declines in the forward commodity price strip from March 31, 2020, unresolved storage capacity restraints or other consequences of the COVID-19 pandemic.

In April 2020, the borrowing base supporting our Credit Facility was subject to its annual redetermination. The bank prices used in our redetermination were materially lower than the bank prices used in our April 2019 redetermination and were lower than strip prices as of April 27, 2020. As a result, the lenders under our Credit Facility reduced our borrowing base from the previous level. Lender commitments remained unchanged at $2.64 billion, providing us with a consistent amount of available borrowings. Our borrowing base is now subject to a semi-annual redetermination and, therefore, our available borrowings and liquidity could be impacted by an additional redetermination in 2020. In addition, our borrowing capacity is directly impacted by the amount of financial assurance we are required to provide in the form of letters of credit to third parties, primarily pipeline capacity providers. Our ability to limit the financial assurance we are required to provide, while also protecting ourselves from the counterparty risk of our financial hedges, may be impacted by the ongoing effects of the COVID-19 pandemic.

The COVID-19 pandemic, commodity market volatility and resulting financial market instability are variables beyond our control, which can adversely impact our generation of funds from operating cash flows, distributions from unconsolidated affiliates, available borrowings under our Credit Facility and our ability to access the capital markets. In addition, our plan to strengthen our balance sheet through significant absolute debt reduction depends upon our ability to identify and successfully execute our previously announced asset monetization program. Instability in the financial markets and uncertainty in the general business environment resulting from the COVID-19 pandemic may impact our ability to execute our asset monetization program on the terms and the timeframe previously anticipated. To the extent we are not able to execute our asset monetization plan or access the capital markets, we may have to delay or reduce our planned capital expenditures in order to address our upcoming debt obligations.

Production and Financial Results

For the three months ended March 31, 2020, our net production totaled 306 Bcfe, or 3,366 MMcfe per day, a 9% increase in daily combined production compared to 279 Bcfe, or 3,099 MMcfe per day, for the three months ended March 31, 2019. Production increases resulted from an increase in the number of producing wells as a result of our drilling and completion activity. Our average price received for production, before the effects of gains on settled commodity derivatives for the three months ended March 31, 2020 was $2.30 per Mcfe compared to $3.65 per Mcfe for the three months ended March 31, 2019. Our average realized price after the effects of gains on settled commodity derivatives was $2.99 per Mcfe for the three months ended March 31, 2020 compared to $4.00 per Mcfe for the three months ended March 31, 2019.

For the three months ended March 31, 2020, we generated consolidated cash flows from operations of $201 million, net loss attributable to Antero of $339 million, and Adjusted EBITDAX of $244 million. This compares to consolidated cash flows from operations of $539 million, consolidated net income attributable to Antero Resources of $979 million, and Adjusted EBITDAX of $443 million for the three months ended March 31, 2019. See “—Non-GAAP Financial Measures” for a definition of Adjusted EBITDAX and a reconciliation of Adjusted EBITDAX to net cash provided by operating activities and net income (loss).

Cash flows from operations decreased by $338 million for the three months ended March 31, 2020 compared to the prior year period primarily due to decreases in commodity prices both before and after the effects of settled commodity derivatives and increases in gathering, compression and transportation costs. Consolidated net loss attributable to Antero Resources of $339 million for the three months ended March 31, 2020 decreased from consolidated net income attributable to Antero Resources of $979 million for the three months ended March 31, 2019 primarily due to the gain on deconsolidation of Antero Midstream Partners in 2019 partially offset by commodity derivative realized and fair value gains in 2020. The three months ended March 31, 2020 was also impacted by an Impairment of equity investment due to the decline in Antero Midstream Corporation’s fair value and Antero Midstream Corporation’s earnings changing from earnings to a loss.

Adjusted EBITDAX decreased from $443 million for the three months ended March 31, 2019 to $244 million for the three months ended March 31, 2020, a decrease of 45%, primarily due to the decrease in commodity prices of 37% per Mcfe before and

26% per Mcfe after the effects of settled commodity derivatives, and increased gathering, compression and transportation costs discussed above. A portion of the cost increases are the result of the deconsolidation of Antero Midstream Partners as costs that were previously eliminated in consolidation are now expensed.

2020 Capital Budget and Capital Spending

Our drilling and completion capital budget for 2020 has been reduced to $750 million from $1.15 billion. Reductions in the 2020 capital budget may impact production in 2021 and forward to the extent fewer wells will be brought online. We do not include acquisitions in our capital budget. We periodically review our capital expenditures and adjust our budget and its allocation based on commodity prices, takeaway constraints, operating cash flow and liquidity.

For the three months ended March 31, 2020, our capital expenditures were approximately $312 million, including drilling and completion costs of $300 million, leasehold acquisitions of $10 million, and other capital expenditures of $2 million. Our capital expenditures for the three months ended March 31, 2019 of approximately $472 million included drilling and completion costs of $369 million, leasehold acquisitions of $27 million, and other capital expenditures of $3 million. In addition, consolidated capital expenditures for the three months ended March 31, 2019, included gathering and compression expenditures of $48 million and water handling and treatment expenditures of $24 million. Antero Midstream Partners also invested $25 million in a joint venture. These expenditures relate to the period prior to deconsolidation of Antero Midstream Partners on March 12. 2019.

For the three months ended March 31, 2020, our exploration and production capital expenditures decreased by $87 million from the three month period ended March 31, 2019. This 22% reduction in capital costs was a result of our well cost savings initiatives, which include savings resulting from service cost deflation, sand and water logistics optimization, as well as operational efficiency gains.

Hedge Position

At March 31, 2020, we had fixed price natural gas swap contracts on NYMEX Henry Hub for the period from April 2020 through December 2023 covering 1.8 Tcf of our projected natural gas production at a weighted average index price of $2.77 per MMBtu, including contracts for the remainder of 2020 of approximately 613 Bcf of natural gas at a weighted average index price of $2.87 per MMBtu. At March 31, 2020, we also had basis swaps for the period from April 2020 through December 2024 for approximately 89.5 Bcf of our projected natural gas production with pricing differentials ranging from $0.35 to $0.53 per MMBtu that hedge the difference between TCO and the NYMEX Henry Hub. In addition, we have a call option agreement, which entitles the holder, if exercised, to enter into a fixed price swap agreement for approximately 428 MMBtu per day at a price of $2.77 per MMBtu in 2024.

We believe our hedge position provides some certainty to cash flows supporting our future operations and capital spending plans. As of March 31, 2020, the estimated fair value of our commodity derivative contracts was approximately $1.1 billion.

Credit Facility

Our borrowing base was reduced to $2.85 billion and lender commitments remained at $2.64 billion at the redetermination in April 2020. The borrowing base under our Credit Facility is redetermined semi-annually and is based on the estimated future cash flows from our proved oil and gas reserves, the value of our ownership interest in Antero Midstream Corporation and our commodity derivative positions. The next redetermination is scheduled to occur in October 2020. The maturity date of the Credit Facility is the earlier of (i) October 26, 2022 and (ii) the date that is 91 days prior to the earliest stated redemption date of any series of our senior notes then outstanding. At March 31, 2020, we had an outstanding balance under the Credit Facility of $882 million, with a weighted average interest rate of 2.57%, and letters of credit of $730 million. See “—Debt Agreements and Contractual Obligations—Senior Secured Revolving Credit Facility” for a description of the Credit Facility.

Share Repurchase Program

During the three months ended March 31, 2020, pursuant to our share repurchase program, we repurchased 27,193,237 shares of our common stock (approximately 9% of total shares outstanding at commencement of the program) at an average cost of $1.57 for a total cost of approximately $43 million. During the term of this program, we repurchased an aggregate of approximately $215 million of our shares of common stock. At March 31, 2020, Antero had 268,926,481 shares outstanding.

Results of Operations

We have three operating segments: (1) the exploration, development and production of natural gas, NGLs, and oil; (2) marketing and utilization of excess firm transportation capacity gathering and processing; and (3) equity method investment in Antero Midstream Corporation. Revenues from Antero Midstream Corporation’s operations were primarily derived from intersegment transactions for services provided to our exploration and production operations by Antero Midstream Partners. All intersegment transactions were eliminated upon consolidation, including revenues from water handling and treatment services provided by Antero Midstream Partners, which we capitalized as proved property development costs. Through March 12, 2019, the results of Antero Midstream Partners were included in our consolidated financial statements. Effective March 13, 2019, the results of Antero Midstream Partners are no longer included in our results; however, our disclosures include the segments of our unconsolidated affiliates due to their significance to our operations. See Note 3 to the unaudited condensed consolidated financial statements for further discussion on the Transactions and Note 17 to the unaudited condensed consolidated financial statements for disclosures on our reportable segments. Marketing revenues are primarily derived from activities to purchase and sell third-party natural gas and NGLs and to market and utilize excess firm transportation capacity.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2020

The operating results of our reportable segments were as follows for the three months ended March 31, 2019 and 2020 (in thousands):

			Equity Method	Elimination of
			Investment in	intersegment
	Exploration		Antero	transactions and
	and		Midstream	unconsolidated	Consolidated
	production	Marketing	Corporation	affiliates	total
Three months ended March 31, 2019:
Revenue and other:
Natural gas sales	$657,266	—	—	—	657,266
Natural gas liquids sales	313,685	—	—	—	313,685
Oil sales	48,052	—	—	—	48,052
Commodity derivative fair value losses	(77,368)	—	—	—	(77,368)
Gathering, compression, and water handling and treatment	—	—	55,889	(51,410)	4,479
Marketing	—	91,186	—	—	91,186
Other income	1,758	—	(1,781)	130	107
Total	$943,393	91,186	54,108	(51,280)	1,037,407

Operating expenses:
Lease operating	42,969	—	11,815	(13,052)	41,732
Gathering and compression	212,833	—	2,935	(113,421)	102,347
Processing	169,999	—	—	—	169,999
Transportation	152,183	—	—	—	152,183
Production and ad valorem taxes	34,738	—	232	708	35,678
Marketing	—	163,084	—	—	163,084
Exploration	126	—	—	—	126
Impairment of oil and gas properties	81,244	—	—	—	81,244
Impairment of midstream assets	—	—	6,982	—	6,982
Accretion of asset retirement obligations	913	—	10	53	976
Depletion, depreciation, and amortization	218,494	—	7,650	14,057	240,201
General and administrative (excluding equity-based compensation)	43,482	—	1,594	14,223	59,299
Equity-based compensation	6,426	—	590	1,887	8,903
Change in fair value of contingent acquisition consideration	—	—	1,049	(1,049)	—
Contract termination and rig stacking	8,360	—	—	—	8,360
Total	971,767	163,084	32,857	(96,594)	1,071,114
Operating income (loss)	$(28,374)	(71,898)	21,251	45,314	(33,707)

Equity in earnings of unconsolidated affiliates	$1,817	—	2,880	9,384	14,081

			Equity Method	Elimination of
			Investment in	intersegment
	Exploration		Antero	transactions and
	and		Midstream	unconsolidated	Consolidated
	production	Marketing	Corporation	affiliates	total
Three months ended March 31, 2020:
Revenue and other:
Natural gas sales	$411,082	—	—	—	411,082
Natural gas liquids sales	257,673	—	—	—	257,673
Oil sales	35,646	—	—	—	35,646
Commodity derivative fair value gains	565,833	—	—	—	565,833
Gathering, compression, water handling and treatment	—	—	261,314	(261,314)	—
Marketing	—	46,073	—	—	46,073
Other income	798	—	(17,606)	17,606	798
Total	$1,271,032	46,073	243,708	(243,708)	1,317,105

Operating expenses:
Lease operating	$25,644	—	—	—	25,644
Gathering and compression	193,008	—	55,908	(55,908)	193,008
Processing	210,236	—	—	—	210,236
Transportation	185,380	—	—	—	185,380
Production and ad valorem taxes	25,699	—	1,498	(1,498)	25,699
Marketing	—	93,273	—	—	93,273
Exploration	210	—	—	—	210
Impairment of oil and gas properties	89,220	—	—	—	89,220
Impairment of midstream assets	—	—	664,544	(664,544)	—
Depletion, depreciation, and amortization	199,677	—	27,343	(27,343)	199,677
Accretion of asset retirement obligations	1,104	—	42	(42)	1,104
General and administrative (excluding equity-based compensation)	27,892	—	10,199	(10,199)	27,892
Equity-compensation	3,329	—	3,338	(3,338)	3,329
Total	961,399	93,273	762,872	(762,872)	1,054,672
Operating income (loss)	$309,633	(47,200)	(519,164)	519,164	262,433

Equity in loss of unconsolidated affiliates	$128,055	—	—	—	128,055

Exploration and Production Segment Results for the Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2020

The following table sets forth selected operating data of the exploration and production segment for the three months ended March 31, 2019 compared to the three months ended March 31, 2020:

			Amount of
	Three months ended March 31,		Increase	Percent
	2019	2020	(Decrease)	Change
Production data:
Natural gas (Bcf)	199	208	9	5%
C2 Ethane (MBbl)	3,509	4,604	1,095	31%
C3+ NGLs (MBbl)	8,794	10,833	2,039	23%
Oil (MBbl)	1,017	938	(79)	(8)%
Combined (Bcfe)	279	306	27	10%
Daily combined production (MMcfe/d)	3,099	3,366	267	9%
Average prices before effects of derivative settlements (1):
Natural gas (per Mcf) (2)	$3.30	$1.98	$(1.32)	(40)%
C2 Ethane (per Bbl)	$10.12	$5.82	$(4.30)	(42)%
C3+ NGLs (per Bbl)	$31.63	$21.31	$(10.32)	(33)%
Oil (per Bbl)	$47.23	$38.02	$(9.21)	(20)%
Weighted Average Combined (per Mcfe)	$3.65	$2.30	$(1.35)	(37)%
Average realized prices after effects of derivative settlements (1):
Natural gas (per Mcf)	$3.79	$2.88	$(0.91)	(24)%
C2 Ethane (per Bbl)	$10.12	$5.82	$(4.30)	(42)%
C3+ NGLs (per Bbl)	$31.59	$22.56	$(9.03)	(29)%
Oil (per Bbl)	$47.23	$47.29	$0.06	0%
Weighted Average Combined (per Mcfe)	$4.00	$2.99	$(1.01)	(25)%
Average costs (per Mcfe):
Lease operating	$0.15	$0.08	$(0.07)	(47)%
Gathering and compression	$0.76	$0.63	$(0.13)	(17)%
Processing	$0.61	$0.69	$0.08	13%
Transportation	$0.55	$0.61	$0.06	11%
Production and ad valorem taxes	$0.12	$0.08	$(0.04)	(33)%
Depletion, depreciation, amortization, and accretion	$0.78	$0.66	$(0.12)	(15)%
General and administrative (excluding equity-based compensation)	$0.16	$0.09	$(0.07)	(44)%
(1)	Average sales prices shown in the table reflect both the before and after effects of our settled commodity derivatives. Our calculation of such after effects includes gains on settlements of commodity derivatives, which do not qualify for hedge accounting because we do not designate or document them as hedges for accounting purposes. Oil and NGLs production was converted at 6 Mcf per Bbl to calculate total Bcfe production and per Mcfe amounts. This ratio is an estimate of the equivalent energy content of the products and does not necessarily reflect their relative economic value.

Natural gas sales. Revenues from production of natural gas decreased from $657 million for the three months ended March 31, 2019 to $411 million for the three months ended March 31, 2020, a decrease of $246 million, or 37% (calculated as the change in year-over-year volumes times the change in year-to-year average price). Increased natural gas production volumes accounted for an approximate $30 million increase in year-over-year natural gas revenues (calculated as the change in year-to-year volumes times the prior year average price), and changes in our prices, excluding the effects of derivative settlements, accounted for an approximate $276 million decrease in year-over-year revenues (calculated as the change in the year-to-year average price times current year production volumes).

NGLs sales. Revenues from production of NGLs decreased from $314 million for the three months ended March 31, 2019 to $258 million for the three months ended March 31, 2020, a decrease of $56 million, or 18% (calculated as the change in year-over-year volumes times the change in year-to-year average price). Increased NGLs production volumes accounted for an approximate $76 million increase in year-over-year NGL revenues (calculated as the change in year-to-year volumes times the prior year average price), and changes in our prices, excluding the effects of derivative settlements, accounted for an approximate $132 million decrease in year-over-year revenues (calculated as the change in the year-to-year average price times current year production volumes).

Oil sales. Revenues from production of oil decreased from $48 million for the three months ended March 31, 2019 to $36 million for the three months ended March 31, 2020, a decrease of $12 million, or 26% (calculated as the change in year-over-year volumes times the change in year-to-year average price). Decreased oil production volumes accounted for an approximate $4 million decrease in year-over-year oil revenues (calculated as the change in year-to-year volumes times the prior year average price), and changes in our prices, excluding the effects of derivative settlements, accounted for an approximate $8 million decrease in year-over-year revenues (calculated as the change in the year-to-year average price times current year production volumes).

Commodity derivative fair value gains (losses). To achieve more predictable cash flows, and to reduce our exposure to price fluctuations, we enter into fixed for variable price swap contracts, basis swap contracts and collar contracts when management believes that favorable future sales prices for our production can be secured. Because we do not designate these derivatives as accounting hedges, they do not receive hedge accounting treatment. Consequently, all mark-to-market gains or losses, as well as cash receipts or payments on settled derivative instruments, are recognized in our statements of operations. For the three months ended March 31, 2019 and 2020, our commodity hedges resulted in derivative fair value losses of $77 million and gains of $566 million, respectively. The commodity derivative fair value gains (losses) included $97 million and $211 million of gains on cash settled derivatives for the three months ended March 31, 2019 and March 31, 2020, respectively.

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

Other income. Other income decreased from $2 million for the three months ended March 31, 2019 to $1 million for the three months ended March 31, 2020.

Lease operating expense. Lease operating expense decreased from $43 million for the three months ended March 31, 2019 to $26 million for the three months ended March 31, 2020, a decrease of $17 million, or 40%. On a per unit basis, lease operating expenses decreased from $0.15 for the three months ended March 31, 2019 to $0.08 for the three months ended March 31, 2020. This decrease is primarily due to decreased water handling costs resulting from improved operating efficiencies and cost reductions.

Gathering, compression, processing, and transportation expense. Gathering, compression, processing, and transportation expense increased from $535 million for the three months ended March 31, 2019 to $589 million for the three months ended March 31, 2020. This is primarily a result of the increase in production. Gathering and compression costs decreased from $0.76 per Mcfe to $0.63 per Mcfe primarily as a result of decreased costs associated with fuel as a result of a decrease in natural gas prices and a $12 million incentive fee rebate from Antero Midstream Corporation. Processing costs increased from $0.61 to $0.69 per Mcfe as a result of increased NGL production. Processing costs remained relatively unchanged per NGL barrel. Our transportation costs increased from $0.55 per Mcfe to $0.61 per Mcfe due to increased demand charges for Mountaineer Xpress pipeline, which came on line in February 2019.

Production and ad valorem tax expense.  Production and ad valorem taxes decreased from $35 million for the three months ended March 31, 2019 to $26 million for the three months ended March 31, 2020, a decrease of $9 million, or 26%. This decrease is primarily as a result of decreases in commodity prices. Production and ad valorem taxes as a percentage of natural gas revenues increased slightly from 5% in the three months ended March 31, 2019, to 6% for the three months ended March 31, 2020.

Impairment of oil and gas properties. Impairment of oil and gas properties increased from $81 million for the three months ended March 31, 2019 to $89 million for the three months ended March 31, 2020, an increase of $8 million, or 10%. We recognized impairments primarily related to expiring leases and to design and initial costs related to pads we no longer plan to place into service. We charge impairment expense for expiring leases when we determine they are impaired based on factors such as remaining lease terms, reservoir performance, commodity price outlooks, and future plans to develop the acreage.

Depletion, depreciation, and amortization expense (“DD&A”). DD&A expense decreased from $218 million for the three months ended March 31, 2019 to $200 million for the three months ended March 31, 2020, a decrease of $18 million, or 9%. DD&A per Mcfe decreased from $0.78 per Mcfe during the three months ended March 31, 2019 to $0.66 per Mcfe during the three months ended March 31, 2020, as our depletable reserve volumes at March 31, 2020 increased slightly due to increased production and our depletable cost base decreased from March 31, 2019 due to an impairment in the value of our Utica properties of $881 million in the three months ended September 30, 2019.

General and administrative expense. General and administrative expense (excluding equity-based compensation expense) related to the exploration and production segment decreased from $43 million for the three months ended March 31, 2019 to $28 million for the three months ended March 31, 2020, a decrease of $15 million, or 36%. This decrease was primarily due to approximately $6.3 million in legal and other expenses related to the Transactions in the three months ended March 31, 2019 as well as decreases in employee related expenses in the three months ended March 31, 2020 as a result of ongoing cost savings initiatives. We had 619 employees as of March 31, 2019 and 531 employees as of March 31, 2020. On a per-unit basis, general and administrative expense excluding equity-based compensation decreased by 44%, from $0.16 per Mcfe during the three months ended March 31, 2019 to $0.09 per Mcfe during the three months ended March 31, 2020 as the expense decreased while production increased.

Equity-based compensation expense. Noncash equity-based compensation expense decreased from $6 million for the three months ended March 31, 2019 to $3 million for the three months ended March 31, 2020, a decrease of $3 million, or 48%. This decrease was the result of equity award forfeitures, as well as a decrease in the total value of awards to officers and employees in 2019, which impacts future expense recognition. When an equity award is forfeited, expense previously recognized for the award is reversed. See Note 9 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information on equity-based compensation awards.

Contract termination and rig stacking. We incurred contract termination and rig stacking costs of $8 million during the three months ended March 31, 2019 compared to no expense for the three months ended March 31, 2020. Contract termination and rig stacking costs represent fees incurred upon the delay or cancellation of drilling and completion contracts with third-party contractors in order to align our drilling and completion activity level with our capital budget.

Discussion of the Marketing Segment for the Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2020

Marketing. We have entered into long-term firm transportation agreements for our current and expected future production in order to secure guaranteed capacity to favorable markets. Where feasible, we purchase and sell third-party natural gas and NGLs to utilize our excess firm transportation capacity, or release capacity to third parties to conduct these activities on our behalf, in order to reduce our net costs related to the unused capacity under these transportation agreements.

Operating losses on our marketing activities, or our net marketing expense, decreased from $72 million, or $0.26 per Mcfe, for the three months ended March 31, 2019 to $47 million, or $0.15 per Mcfe, for the three months ended March 31, 2020. The decrease was driven by higher volumes and the mitigation of some of our excess firm transportation expense.

Marketing revenues decreased from $91 million for the three months ended March 31, 2019 to $46 million for the three months ended March 31, 2020, a decrease of $45 million, or 49%. The decreases in revenues is due to lower excess firm transportation capacity and decreases in commodity prices in the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Marketing expenses decreased from $163 million for the three months ended March 31, 2019 to $93 million for the three months ended March 31, 2020, a decrease of $70 million, or 43%. Marketing expenses include firm transportation costs related to current excess firm capacity as well as the cost of third-party purchased gas and NGLs. Firm transportation costs included in the expenses above were $68 million and $47 million for the three months ended March 31, 2019 and 2020, respectively.

Discussion of Antero Midstream Corporation Segment for the Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2020

Through March 12, 2019, the results of Antero Midstream Partners are included in our consolidated financial statements. Effective March 13, 2019, we no longer consolidate the results of Antero Midstream Partners in our results. As such, the three months ended March 31, 2019 include the results of Antero Midstream Partners through March 12, 2019. See Note 3 to the unaudited condensed consolidated financial statements for further discussion on the Transactions.

Antero Midstream Corporation. Revenue from the Antero Midstream Corporation segment increased from $54 million for the three months ended March 31, 2019 to $244 million for the three months ended March 31, 2020, an increase of $190 million, or 350%. The increase in operating revenue was primarily due to the three months ended March 31, 2019 only including Antero Midstream Corporation’s results following the closing of the Transactions on March 12, 2019. Total operating expenses related to the segment increased from $33 million for the three months ended March 31, 2019 to $763 million for the three months ended March 31,

2020. The increase was primarily due to impairments by Antero Midstream Corporation of $89 million on its freshwater pipelines and equipment, and an impairment charge of $575 million on its goodwill.

Discussion of Items Not Allocated to Segments for the Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2020

Impairment of equity investment. At March 31, 2020, we determined that events and circumstances indicated that the carrying value of our equity method investment in Antero Midstream Corporation had experienced an other-than-temporary decline and we recorded an impairment of $611 million. The fair value of the equity method investment in Antero Midstream Corporation was based on the quoted market share price of Antero Midstream Corporation at March 31, 2020.

Interest expense. Our interest expense exclusive of interest expense related to Antero Midstream Partners’ indebtedness decreased from $55 million in the three months ended March 31, 2019 to $53 million in the three months ended March 31, 2020, a decrease of $2 million, or 3%. This decrease is due to a decrease in total indebtedness resulting from repurchases of our unsecured senior notes at prices below their stated value.

Consolidated interest expense decreased from $72 million for the three months ended March 31, 2019 to $53 million for the three months ended March 31, 2020, a decrease of $19 million, or 26%. During the three months ended March 31, 2019, interest related to Antero Midstream Partners’ debt through March 12, 2019 is included consolidated interest expense.

Interest expense includes approximately $3.1 million and $2.5 million of non-cash amortization of deferred financing costs for the three months ended March 31, 2019 and 2020, respectively.

Income tax expense/benefit. Income tax expense decreased from a deferred tax expense of $288 million and $1 million of current tax expense, with an effective tax rate of 22%, for the three months ended March 31, 2019 to a deferred tax benefit of $110 million, with an effective tax rate of 25%, for the three months ended March 31, 2020. The change was primarily a result of the increase in book income due to the Transactions and the associated deconsolidation of Antero Midstream Partners for the three months ended March 31, 2019, offset by the decrease in book income resulting from the impairment of our investment in Antero Midstream Corporation for the three months ended March 31, 2020.

Capital Resources and Liquidity

Our primary sources of liquidity have been through net cash provided by operating activities including proceeds from derivatives, borrowings under the Credit Facility, issuances of debt and equity securities, and distributions/dividends from unconsolidated affiliates. Our primary use of cash has been for the exploration, development, and acquisition of oil and natural gas properties. As we develop our reserves, we continually monitor what capital resources, including equity and debt financings, are available to meet our future financial obligations, planned capital expenditure activities, and liquidity requirements. Our future success in growing our proved reserves and production will be highly dependent on net cash provided by operating activities and the capital resources available to us.

In addition, we may from time to time repurchase shares of our common stock. Under our prior share repurchase program, we repurchased and retired 27,193,237 common shares at a weighted average price per share of $1.57 for approximately $43 million during the three months ended March 31, 2020. During the term of this program, we repurchased approximately $215 million of our shares of common stock.

We may also seek to retire or purchase our outstanding debt securities from time to time through cash purchases, in open market purchases, privately negotiated transactions or otherwise. Any such repurchases will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

During the three months ended March 31, 2020, we repurchased $383 million principal amount of debt at a 21% weighted average discount, including a portion of both our 2021 notes and our 2022 notes. We recognized a gain of approximately $81 million on the early extinguishment of the debt repurchased. These repurchases, at a discount, have resulted in a net reduction in total debt outstanding and interest expense.

As of March 31, 2020, we believe that funds from operating cash flows, distributions from unconsolidated affiliates, available borrowings under the Credit Facility, or capital market transactions will be sufficient to meet our cash requirements, including normal operating needs, debt service obligations, capital expenditures, and commitments and contingencies for at least the next 12 months. Our 2021 notes are due November 1, 2021 and our Credit Facility will become due 91 days prior to that date, or on August 1, 2021, if the 2021 notes are not repaid prior to August 1, 2021.  If the 2021 notes remain outstanding as of August 1, 2020, the Credit Facility will be classified as a current liability as of September 30, 2020 and both the Credit Facility and the 2021 notes will be classified as current liabilities as of December 31, 2020 if still outstanding at that time.  The classification of the Credit Facility as a current liability does not impact any of our financial covenants.  In addition, we believe we have the ability to address the maturity of the 2021 Notes with proceeds from potential asset sales, free cash flow from operations, and available borrowings under the Credit Facility.

For more information on our outstanding indebtedness, see Note 7 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. For information about the impacts of COVID-19 on our capital resources and liquidity, see “—COVID-19 Pandemic.”

The following table summarizes our cash flows for the three months ended March 31, 2019 and 2020:

	Three Months Ended March 31,		Increase
(in thousands)	2019	2020	(Decrease)
Net cash provided by operating activities	$539,004	200,677	(338,327)
Net cash used in investing activities	(204,817)	(186,681)	18,136
Net cash provided by (used in) financing activities	285,345	(13,996)	(299,341)
Effect of deconsolidation of Antero Midstream Partners LP	(619,532)	—	619,532
Net decrease in cash and cash equivalents	$—	—	—

The Company's condensed consolidated cash flow statements for the three months ended March 31, 2019 includes the cash flows related to Antero Midstream Partners for periods prior to March 13, 2019. Effective March 13, 2019, the Company's cash flows include only the operating, investing and financing activities related to Antero and; therefore, the cash flows for the three months ended March 31, 2019 are not representative of our expected future cash flows. See Note 3 to the unaudited condensed consolidated financial statements for more information.

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $539 million and $201 million for the three months ended March 31, 2019 and 2020, respectively. Cash flow from operations decreased primarily due to decreases in commodity prices both before and after the effects of settled commodity derivatives and increases in gathering, compression and transportation costs.

Our net operating cash flows are sensitive to many variables, the most significant of which is the volatility of natural gas, NGLs, and oil prices, as well as volatility in the cash flows attributable to settlement of our commodity derivatives. Prices for natural gas, NGLs, and oil are primarily determined by prevailing market conditions. Regional and worldwide economic activity, weather, infrastructure capacity to reach markets, storage capacity and other variables influence the market conditions for these products. For example, the impact of the COVID-19 outbreak has reduced domestic and international demand for natural gas, NGLs, and oil. These factors are beyond our control and are difficult to predict.

Cash Flows Used in Investing Activities

During the three months ended March 31, 2019 and 2020, we used cash flows in investing activities of $205 million and $187 million, respectively, primarily as a result of our capital expenditures for drilling, development, and acquisitions. In addition, cash flows in investing activities included expenditures of Antero Midstream Partners related to construction of midstream and water handling and treatment infrastructure and investments in joint ventures through March 12, 2019. Effective March 13, 2019, these expenditures are no longer consolidated in our results.

Cash flows used in investing activities decreased from $205 million for the three months ended March 31, 2019 to $187 million for the three months ended March 31, 2020, primarily due to a decrease in capital expenditures of $160 million during the three months ended March 31, 2020 as compared to the same period in 2019, $297 million in proceeds received in connection with the Transactions impacting the three months ended March 31, 2019 and $125 million in settlement of the water earnout impacting the three months ended March 31, 2020. See Note 3 to the unaudited condensed consolidated financial statements for further discussion on the Transactions.

Total capital expenditures for oil and gas properties decreased from $396 million during the three months ended March 31, 2019 to $311 million during the three months ended March 31, 2020 primarily due to a decrease in drilling and completion activity, increased drilling and completion efficiencies and service cost deflation.

The three months ended March 31, 2019 included Antero Midstream Partners’ investments in joint ventures of $25 million and capital expenditures for water handling and treatment systems and gas gathering and compression systems of $73 million. Due to the deconsolidation of Antero Midstream Partners on March 12, 2019, cash flows used in investing activities for the three months ended March 31, 2020 do not include costs attributable to Antero Midstream Partner’s investing activity.

Our drilling and completion capital budget for 2020 has been reduced to $750 million from $1.15 billion. Our capital budget may be adjusted as business conditions warrant as the amount, timing, and allocation of capital expenditures is largely discretionary and within our control. If natural gas, NGLs, and oil prices decline to levels that do not generate an acceptable level of corporate returns, or costs increase to levels that do not generate an acceptable level of corporate returns, we may defer a significant portion of our budgeted capital expenditures until later periods to achieve the desired balance between sources and uses of liquidity, and to prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flows. We routinely monitor and adjust our capital expenditures in response to changes in commodity prices, availability of financing, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, the relative success in drilling activities, contractual obligations, internally generated cash flows, and other factors both within and outside our control.

Cash Flows Provided by Financing Activities

During the three months ended March 31, 2019 and 2020, net cash flows provided by financing activities decreased from a source of $285 million to a use of $14 million primarily as a result of the issuance of senior notes by Antero Midstream Partners prior to the Transactions and the associated deconsolidation of Antero Midstream Partners, partially offset by net repayments on our Credit Facility and Antero Midstream Partners’ credit facility.

Net borrowings (repayments) on our Credit Facility and Antero Midstream Partners’ credit facility changed from net payments of $270 million during the three months ended March 31, 2019 to net borrowings of $330 million during the three months ended March 31, 2020. Approximately $302 million of borrowings on our Credit Facility in the three months ended March 31, 2020 was used to repurchase a portion of our 2021 and 2022 unsecured notes. In addition, we repurchased and retired 27,193,237 common shares for approximately $43 million during the three months ended March 31, 2020. We did not repurchase any of our unsecured notes or shares during the three months ended March 31, 2019.

Debt Agreements and Contractual Obligations

Senior Secured Revolving Credit Facility. Our Credit Facility is with a consortium of bank lenders. On April 29, 2020, Antero Resources entered into a Third Amendment to the Credit Facility, pursuant to which certain terms of the Credit Facility were amended, as further described herein. Borrowings under the Credit Facility are subject to borrowing base limitations based on the collateral value of our assets and are subject to regular redeterminations. The borrowing base was adjusted to $2.85 billion and lender commitments were reaffirmed at $2.64 billion in the scheduled redetermination in April 2020.  The next redetermination of the borrowing base is scheduled to occur in October 2020.  The maturity date of the Credit Facility is the earlier of (i) October 26, 2022 and (ii) the date that is 91 days prior to the earliest stated redemption date of any series of our senior notes then outstanding.

At December 31, 2019, we had $552 million of borrowings under the Credit Facility with a weighted average interest rate of 3.28% and $623 million of letters of credit outstanding. At March 31, 2020, we had $882 million of borrowings and $730 million of letters of credit outstanding under the Credit Facility. The average annualized interest rate incurred on the Credit Facility during the three months ended March 31, 2020 was approximately 3.28%. Our Credit Facility provides for borrowing under either LIBOR or an Alternative Rate of Interest.

Under the Credit Facility, “Investment Grade Period” is a period that, as long as no event of default has occurred, commences when Antero elects to give notice to the Administrative Agent that Antero has received at least one of either (i) a BBB- or better rating from S&P or (ii) a Baa3 or better rating from Moody’s (an “Investment Grade Rating”). An Investment Grade Period can end at Antero’s election. During any period that is not an Investment Grade Period, the Credit Facility requires Antero and its restricted subsidiaries to maintain the following two financial ratios as of the end of each fiscal quarter:

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

We were in compliance with the applicable covenants and ratios as of December 31, 2019 and March 31, 2020. The actual borrowing capacity available to us may be limited by the financial ratio covenants. At March 31, 2020, our current ratio was 2.28 to 1.0 and our interest coverage ratio was 5.06 to 1.0.

For more information on the terms, conditions, and restrictions under the Credit Facility, please refer to our 2019 Form 10-K.

Senior Notes. Please refer to Note 7 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for information on our senior notes.

We may, from time to time, seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved could be material. During the three months ended March 31, 2020, we repurchased $383 million principal amount of debt at a 21% weighted average discount, including a portion of our 2021 notes and our 2022 notes.

Contractual Obligations. A summary of our contractual obligations as of March 31, 2020 is provided in the table below. Future capital contributions to unconsolidated affiliates are excluded from the table as neither the amounts nor the timing of the obligations can be determined in advance.

	Remainder	Year ended December 31,
(in millions)	of 2020	2021	2022	2023	2024	2025	Thereafter	Total
Recorded contractual obligations:
Credit Facility(1)	$—	882	—	—	—	—	—	882
Antero senior notes—principal(2)	—	730	761	750	—	600	—	2,841
Antero senior notes—interest(2)	135	151	111	51	30	15	—	493
Operating leases(3)	228	269	285	313	342	309	1,069	2,815
Finance leases(3)	1	1	—	—	—	—	—	2
Imputed interest for leases(3)	236	289	259	225	188	149	326	1,672
Asset retirement obligations(4)	—	—	—	—	—	—	57	57
Unrecorded contractual obligations:
Firm transportation(5)	833	1,077	1,034	1,057	1,017	978	6,931	12,927
Processing, gathering, and compression services(6)	42	56	54	59	59	47	105	422
Drilling and completion	19	—	—	—	—	—	—	19
Land payment obligations(7)	2	3	—	—	—	—	—	5
Total	$1,496	3,458	2,504	2,455	1,636	2,098	8,488	22,135
(1)	Includes outstanding principal amounts at March 31, 2020. This table does not include future commitment fees, interest expense, or other fees on our Credit Facility because they are floating rate instruments and we cannot determine with accuracy the timing of future loan advances, repayments, or future interest rates to be charged. The maturity date of the Credit Facility is the earlier of (i) October 26, 2022 and (ii) the date that is 91 days prior to the earliest stated redemption of any series of Antero’s senior notes then outstanding.
(2)	Our senior notes include our 2021 notes, our 2022 notes, our 5.625% notes due 2023, and our 5.00% notes due 2025.
(3)	Includes contracts for services provided by drilling rigs and completion fleets, processing, gathering and compression services agreements and office and equipment leases accounted for as leases. The values in the table represent the gross amounts that we are committed to pay; however, we will record in our financial statements our proportionate share of costs based on our working interests. See Note 12 to the unaudited condensed consolidated financial statements for more information on the Company’s operating and finance leases.
(4)	Represents the present value of our estimated asset retirement obligations. Neither the ultimate settlement amounts nor the timing of our asset retirement obligations can be precisely determined in advance; however, we believe it is likely that a very small amount of these obligations will be settled within the next five years.
(5)	Includes firm transportation agreements with various pipelines in order to facilitate the delivery of our production to market. These contracts commit us to transport minimum daily natural gas or NGLs volumes at negotiated rates, or pay for any deficiencies at specified reservation fee rates. The amounts in this table reflect our minimum daily volumes at the reservation fee rates. The values in the table represent the gross amounts that we are committed to pay; however, we will record in our financial statements our proportionate share of costs based on our working interests and net of any fees for excess firm transportation marketed to third parties. None of these agreements were determined to be leases.
(6)	Contractual commitments for processing, gathering, and compression services agreements represent minimum commitments under long-term agreements not accounted for as leases. The obligations determined to be leases are included within finance and operating leases in the table above.
(7)	Includes contractual commitments for land acquisition agreements. The values in the table represent the minimum payments due under these arrangements. None of these agreements were determined to be leases.

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

Through March 12, 2019, the financial results of Antero Midstream Partners were included in our consolidated results. Effective March 13, 2019, we no longer consolidate Antero Midstream Partners and account for our interest in Antero Midstream using the equity method of accounting. See Note 5 to the unaudited condensed consolidated financial statements for more information on our equity investments. Adjusted EBITDAX includes distributions received with respect to limited partner interests in Antero Midstream Partners common units through March 12, 2019.

Adjusted EBITDAX as used and defined by us, may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with GAAP. Adjusted EBITDAX should not be considered in isolation or as a substitute for operating income or loss, net income or loss, cash flows provided by operating, investing, and financing activities, or other income or cash flow statement data prepared in accordance with GAAP. Adjusted EBITDAX provides no information regarding our capital structure, borrowings, interest costs, capital expenditures, working capital movement, or tax position. Adjusted EBITDAX does not represent funds available for discretionary use because those funds may be required for debt service, capital expenditures, working capital, income taxes, exploration expenses, and other commitments and obligations. However, our management team believes Adjusted EBITDAX is useful to an investor in evaluating our financial performance because this measure:

●	is widely used by investors in the oil and natural gas industry to measure operating performance without regard to items excluded from the calculation of such term, which may vary substantially from company to company depending upon accounting methods and the book value of assets, capital structure and the method by which assets were acquired, among other factors;
●	helps investors to more meaningfully evaluate and compare the results of our operations from period to period by removing the effect of our capital and legal structure from our operating structure;
●	is used by our management team for various purposes, including as a measure of our operating performance, in presentations to our Board of Directors, and as a basis for strategic planning and forecasting; and
●	is used by our Board of Directors as a performance measure in determining executive compensation.

There are significant limitations to using Adjusted EBITDAX as a measure of performance, including the inability to analyze the effects of certain recurring and non-recurring items that materially affect our net income or loss, the lack of comparability of results of operations of different companies, and the different methods of calculating Adjusted EBITDAX reported by different companies.

The following table represents a reconciliation of our net income (loss), including noncontrolling interest, to Adjusted EBITDAX and a reconciliation of our Adjusted EBITDAX to net cash provided by operating activities per our unaudited condensed consolidated statements of cash flows, in each case, for the three months ended March 31, 2019 and 2020. Adjusted EBITDAX also excludes the results of Antero Midstream Partners in order to provide comparability with the current structure of Antero Resources as effective March 13, 2019, we no longer consolidate Antero Midstream Partners results. These adjustments are disclosed in the table below as Antero Midstream Partners related adjustments.

	Three months ended March 31,
(in thousands)	2019	2020
Reconciliation of net income (loss) to Adjusted EBITDAX:
Net income (loss) and comprehensive income (loss) attributable to Antero Resources Corporation	$978,763	(338,810)
Net income and comprehensive income attributable to noncontrolling interests	46,993	—
Depletion, depreciation, amortization, and accretion	241,177	200,781
Impairment of oil and gas properties	81,244	89,220
Impairment of midstream assets	6,982	—
Commodity derivative fair value (gains) losses (1)	77,368	(565,833)
Gains on settled commodity derivatives (1)	97,092	210,926
Equity-based compensation expense	8,903	3,329
Provision for income tax expense (benefit)	288,710	(109,985)
Gain on early extinguishment of debt	—	(80,561)
Equity in (earnings) loss of unconsolidated affiliates	(14,081)	128,055
Impairment of equity investment	—	610,632
Gain on deconsolidation of Antero Midstream Partners LP	(1,406,042)	—
Distributions/dividends from unconsolidated affiliates	12,605	42,756
Interest expense, net	71,950	53,102
Exploration expense	126	210
Gain on sale of assets	—	(31)
Contract termination and rig stacking	8,360	—
Simplification transaction fees	15,482	—
	515,632	243,791

Net income and comprehensive income attributable to noncontrolling interests	(46,993)	—
Antero Midstream Partners interest expense, net (2)	(16,815)	—
Antero Midstream Partners depreciation, accretion of ARO and accretion of contingent consideration (2)	(21,770)	—
Antero Midstream Partners impairment	(6,982)	—
Antero Midstream Partners equity-based compensation expense (2)	(2,477)	—
Antero Midstream Partners equity in earnings of unconsolidated affiliates (2)	12,264	—
Antero Midstream Partners distributions from unconsolidated affiliates (2)	(12,605)	—
Equity in earnings of Antero Midstream Partners (2)	(15,021)	—
Distributions from Antero Midstream Partners (2)	46,469	—
Antero Midstream Partners Simplification transaction fees	(9,185)	—
Antero Midstream Partners related adjustments	(73,115)	—
Adjusted EBITDAX	$442,517	243,791

Reconciliation of our Adjusted EBITDAX to net cash provided by operating activities:
Adjusted EBITDAX	$442,517	243,791
Antero Midstream Partners related adjustments	73,115	—
Interest expense, net	(71,950)	(53,102)
Exploration expense	(126)	(210)
Gain on asset sale	—	31
Changes in current assets and liabilities	109,065	7,727
Simplification transaction fees	(15,482)	—
Other non-cash items	1,865	2,440
Net cash provided by operating activities	$539,004	200,677
(1)	The adjustments for the derivative fair value gains and losses and gains on settled derivatives have the effect of adjusting net income (loss) from operations for changes in the fair value of unsettled derivatives, which are recognized at the end of each accounting period. As a result, derivative gains included in the calculation Adjusted EBITDAX only reflect derivatives that settled during the period.
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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our consolidated financial statements. Our more significant accounting policies and estimates include the successful efforts method of accounting for our production activities, estimates of natural gas, NGLs, and oil reserve quantities and standardized measures of future cash flows, and impairment of proved properties. We provide an expanded discussion of our more significant accounting policies, estimates and judgments in our 2019 Form 10-K. We believe these accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements. Also, see Note 2 to the consolidated financial statements, included in our 2019 Form 10-K, for a discussion of additional accounting policies and estimates made by management.

We evaluate the carrying amount of our proved natural gas, NGLs, and oil properties for impairment for the Utica and Marcellus Shale properties, by property, when events or changes in circumstances indicate that a property’s carrying amount may not be recoverable. Under GAAP for successful efforts accounting, if the carrying amount exceeds the estimated undiscounted future net cash flows (measured using future prices), we estimate the fair value of our proved properties and record an impairment charge for any excess of the carrying amount of the properties over the estimated fair value of the properties.

The estimated future net cash flows have been impacted by the COVID-19 pandemic and the decision in March 2020 by Saudi Arabia to reduce the price at which it sells oil and announcing plans to increase production. These events have caused, and continue to cause, significant volatility in future prices which are used in this evaluation. Based on future prices at March 31, 2020, the estimated undiscounted future net cash flows exceeded the carrying amount and no further evaluation was required. We have not recorded any impairment expenses associated with our proved properties during the three months ended March 31, 2019 and 2020. We recorded an impairment charge of $881 million related to the Utica Shale properties during the three months ended September 30, 2019.

Estimated undiscounted future net cash flows are very sensitive to commodity price swings at current commodity price levels and a relatively small decline in prices could result in the carrying amount exceeding the estimated undiscounted future net cash flows at the end of a future reporting period, which would require us to further evaluate if an impairment charge would be necessary. If future prices decline further from March 31, 2020, the fair value of our properties may be below their carrying amounts and an impairment charge may be necessary. We are unable, however, to predict future commodity prices with any reasonable certainty.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any off balance sheet arrangements other than contractual commitments for firm transportation, gas processing and fractionation, gathering, and compression services and land payment obligations. See “—Debt Agreements and Contractual Obligations—Contractual Obligations” for our commitments under these agreements.

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

Commodity Hedging Activities

Our primary market risk exposure is in the price we receive for our natural gas, NGLs, and oil production. Pricing is primarily driven by spot regional market prices applicable to our U.S. natural gas production and the prevailing worldwide price for oil. Pricing for natural gas, NGLs, and oil has, historically, been volatile and unpredictable, and we expect this volatility to continue in the future. The prices we receive for our production depend on many factors outside of our control, including volatility in the differences between commodity prices at sales points and the applicable index price.

To mitigate some of the potential negative impact on our cash flows caused by changes in commodity prices, we enter into financial derivative instruments for a portion of our natural gas, NGLs, and oil production when management believes that favorable future prices can be secured.

Our financial hedging activities are intended to support natural gas, NGLs, and oil prices at targeted levels and to manage our exposure to natural gas, NGLs, and oil price fluctuations. These contracts may include commodity price swaps whereby we will receive a fixed price and pay a variable market price to the contract counterparty, collars that set a floor and ceiling price for the hedged production, or basis differential swaps. These contracts are financial instruments, and do not require or allow for physical delivery of the hedged commodity. At March 31, 2020, our commodity derivatives included fixed price swaps and basis differential swaps at index-based pricing.

At March 31, 2020, we had in place natural gas swaps covering portions of our projected production through 2024. Our commodity hedge position as of March 31, 2020 is summarized in Note 11 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Under the Credit Facility, we are permitted to hedge up to 75% of our projected production for the next 60 months. We may enter into hedge contracts with a term greater than 60 months, and for no longer than 72 months, for up to 65% of our estimated production. Based on our production and our fixed price swap contracts that settled during the three months ended March 31, 2020, our revenues would have decreased by approximately $12 million for each $0.10 decrease per MMBtu in natural gas prices and $1.00 decrease per Bbl in oil and NGLs prices, excluding the effects of changes in the fair value of our derivative positions which remain open at March 31, 2020.

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

Mark-to-market adjustments of derivative instruments cause earnings volatility but have no cash flow impact relative to changes in market prices until the derivative contracts are settled or monetized prior to settlement. We expect continued volatility in the fair value of our derivative instruments. Our cash flows are only impacted when the associated derivative contracts are settled or monetized by making or receiving payments to or from the counterparty. At March 31, 2020, the estimated fair value of our commodity derivative instruments was a net asset of $1.1 billion comprised of current assets and noncurrent assets and liabilities. At December 31, 2019, the estimated fair value of our commodity derivative instruments was a net asset of $746 million comprised of current and noncurrent assets and liabilities.

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

Counterparty and Customer Credit Risk

Our principal exposures to credit risk are through receivables resulting from the following: commodity derivative contracts ($1.1 billion at March 31, 2020); and the sale of our natural gas, NGLs and oil production ($192 million at March 31, 2020), which we market to energy companies, end users, and refineries.

By using derivative instruments that are not traded on an exchange to hedge exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties. Credit risk is the potential failure of a counterparty to perform under the terms of a derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions that management deems to be competent and competitive market makers. The creditworthiness of our counterparties is subject to periodic review. We have commodity hedges in place with 14 different counterparties, 12 of which are lenders under our Credit Facility. The fair value of our commodity derivative contracts of approximately $1.1 billion at March 31, 2020 included the following derivative assets by bank counterparty: Wells Fargo - $238 million; Citigroup - $232 million; Canadian Imperial Bank of Commerce - $200 million; JP Morgan - $143 million; Morgan Stanley - $125 million; Scotiabank - $59 million; PNC - $34 million; BNP Paribas - $19 million; Bank of Montreal - $18 million; TD Energy - $14 million; Natixis - $9 million; SunTrust - $6 million and Merrill Lynch - $4 million. The estimated fair value of our commodity derivative assets has been risk-adjusted using a discount rate based upon the counterparties’ respective published credit default swap rates (if available, or if not available, a discount rate based on the applicable Reuters bond rating) at March 31, 2020 for each of the European and American banks. We believe that all of these institutions, currently, are acceptable credit risks. Other than as provided by the Credit Facility, we are not required to provide credit support or collateral to any of our counterparties under our derivative contracts, nor are they required to provide credit support to us. As of March 31, 2020, we did not have any past-due receivables from, or payables to, any of the counterparties to our derivative contracts.

We are also subject to credit risk due to the concentration of our receivables from several significant customers for sales of natural gas, NGLs, and oil. We generally do not require our customers to post collateral. The inability or failure of our significant customers to meet their obligations to us, or their insolvency or liquidation, may adversely affect our financial results.

Interest Rate Risks

Our primary exposure to interest rate risk results from outstanding borrowings under the Credit Facility, which has a floating interest rate. The average annualized interest rate incurred on the Credit Facility during the three months ended March 31, 2020 was approximately 3.28%. We estimate that a 1.0% increase in the applicable average interest rates for the three months ended March 31, 2020 would have resulted in an estimated $1.6 million increase in interest expense.

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2020 at a level of reasonable assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.Legal Proceedings.

The information required by this item is included in Note 14 to our unaudited condensed consolidated financial statements and is incorporated herein.

Item 1A. Risk Factors.

We are subject to certain risks and hazards due to the nature of the business activities we conduct. For a discussion of these risks, see “Item 1A. Risk Factors” in the 2019 Form 10-K in addition to the risks described below. Other than as described below, there have been no material changes to the risks described in the 2019 10-K. We may experience additional risks and uncertainties not currently known to us. Furthermore, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect us. Any such risk, in addition to those described below and in the 2019 Form 10-K, may materially and adversely affect our business, financial condition, cash flows and results of operations.

The imbalance between the supply of and demand for oil, natural gas and NGLs has caused extreme market volatility and may result in increased costs and decreased availability of storage capacity. The lack of a market or available storage for certain of our products could cause interruptions in our operations, including temporary curtailments or shut-ins, which could adversely affect our financial condition and results of operations.

The marketing of our natural gas, NGLs, and oil production is substantially dependent upon the existence of adequate markets for our products. In response to the COVID-19 pandemic, governments have tried to slow the spread of the virus by imposing social distancing guidelines, travel restrictions and stay-at-home orders, which have caused a significant decrease in the demand for natural gas, NGLs and oil. The imbalance between the supply of and demand for these products, as well as the uncertainty around the extent and timing of an economic recovery, have caused extreme market volatility and a substantial adverse effect on commodity prices in March and April. Also as a result of this imbalance, the industry is experiencing storage capacity constraints with respect to certain NGL products and oil. If we are unable to sell our production or enter into additional storage arrangements on commercially reasonable terms or at all, we could be forced to temporarily shut in a portion of our production or delay or discontinue drilling plans and commercial production following a discovery of hydrocarbons. Although our production is more heavily weighted to natural gas, the lack of a market or available storage for any one NGL product or oil could result in temporary shut-ins as we may be unable to curtail the production of individual products in a meaningful way without reducing the production of other products. Based on our expectation of available storage and overall demand, we believe we may begin temporarily constraining our production, which may include partial shut-ins. We are unable to determine the extent or duration of any such shut-in. Any such shut in or curtailment, or any inability to obtain favorable terms for delivery of the natural gas, NGLs and oil we produce, could adversely affect our financial condition and results of operations.

A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, may materially adversely affect our business.

The global or national outbreak of an infectious disease, such as COVID-19, may cause disruptions to our business and operational plans, which may include (i) shortages of employees, (ii) unavailability of contractors and subcontractors, (iii) interruption of supplies from third parties upon which we rely, (iv) recommendations of, or restrictions imposed by, government and health authorities, including quarantines, to address the COVID-19 outbreak and (v) restrictions that we and our contractors and subcontractors impose, including facility shutdowns, to ensure the safety of employees and others. While it is not possible to predict their extent or duration, these disruptions may have a material adverse effect on our business, financial condition and results of operations.

Further, the effects of COVID-19 and concerns regarding its global spread have negatively impacted domestic and international demand for crude oil and natural gas, which has and could continue to contribute to price volatility, impact the price we receive for natural gas, NGLs, and oil and materially and adversely affect the demand for and marketability of our production, as well as lead to temporary curtailment of production due to lack of downstream demand or storage capacity. Additionally, to the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks set forth in “Item 1A. Risk Factors” in our 2019 Form 10-K.

Our future tax liability may be greater than expected if our net operating loss (“NOL”) carryforwards are limited, we do not generate expected deductions, or tax authorities challenge certain of our tax positions.

As of December 31, 2019, we have U.S. federal and state NOL carryforwards of $2.2 billion and $2.0 billion, respectively, some of which expire at various dates from 2032 to 2038 while others have no expiration date. We currently expect to be able to utilize these NOL carryforwards and generate deductions to offset our future taxable income. This expectation is based upon assumptions we have made regarding, among other things, our income, capital expenditures and net working capital, and upon our NOL carryforwards not becoming subject to future limitation under Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), or otherwise.

Section 382 generally imposes an annual limitation on the amount of NOL carryforwards that may be used to offset taxable income when a corporation has undergone an “ownership change” (as determined under Section 382). An ownership change generally occurs if one or more stockholders (or groups of stockholders) who are each deemed to own at least 5% of such corporation’s stock change their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. In the event that we were to undergo an ownership change, utilization of our NOL carryforwards would be subject to an annual limitation under Section 382, determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate in effect during the month in which the ownership change occurs, subject to certain adjustments, which could result in a portion of our NOL carryforwards expiring prior to their utilization. Any unused annual limitation may be carried over to later years. Any limitation on our ability to utilize our NOL carryforwards against income or gain we generate in the future could result in future income tax expense that could adversely affect our operating results and cash flows.

Furthermore, any significant variance in our interpretation of current income tax laws, including as result of the release of final Treasury Regulations or other interpretive guidance implementing the Tax Cuts and Jobs Act, or a challenge of one or more of our tax positions by the IRS or other tax authorities could affect our tax position. While we expect to be able to utilize our NOL carryforwards and generate deductions to offset our future taxable income, in the event that deductions are not generated as expected, one or more of our tax positions are successfully challenged by the IRS (in a tax audit or otherwise), or our NOL carryforwards are subject to future limitation (including due to an ownership change under Section 382), our future tax liability may be greater than expected.

Item 2. Unregistered Sales of Equity Securities

Issuer Purchases of Equity Securities

The following table sets forth our share purchase activity for each period presented:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan (2)
January 1, 2020 - January 31, 2020	3,960,990	$1.87	3,948,719	$420,144,052
February 1, 2020 - February 28, 2020	14,244,658	$1.78	14,244,658	$394,807,709
March 1, 2020 - March 31, 2020	8,999,860	$1.11	8,999,860	$—
Total	27,205,508	$1.57	27,193,237
(1)	The total number of shares purchased includes 12,271 shares repurchased in January representing shares of our common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of restricted stock and restricted stock units held by our employees. There were no share repurchases in February or March relating to shares transferred to satisfy tax withholding obligations.
(2)	In October 2018, the Company’s Board of Directors authorized a $600 million share repurchase program, which expired on March 31, 2020. During the three months ended March 31, 2020, we repurchased 27,193,237 shares under this program for approximately $43 million, or a weighted average of $1.57 per share.

Item 5. Other Information

On April 29, 2020, Antero Resources Corporation, certain of its subsidiaries, as guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent entered into a Third Amendment (the “Third Amendment”) to our Credit Facility. The Third Amendment amends our Credit Facility to, among other things, (i) evidence the decrease in the borrowing base to $2.85 billion and (ii) amend other provisions to our Credit Facility as described in Note 7 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 6.Exhibits

Exhibit Number	Description of Exhibit
3.1

Amended and Restated Certificate of Incorporation of Antero Resources Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-36120) filed on October 17, 2013).

3.2

Amended and Restated Bylaws of Antero Resources Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (Commission File No. 001-36120) filed on October 17, 2013).

10.1*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Form for Special Retention Awards) under the Antero Resources Corporation Long-Term Incentive Plan.
10.2*	Form of Retention Award Grant Notice and Retention Award Agreement under the Antero Resources Corporation Long-Term Incentive Plan.
10.3*

Third Amendment to Fifth Amended and Restated Credit Agreement, dated as of April 29, 2020, among Antero Resources Corporation, as Borrower, certain subsidiaries of the Borrower, as Guarantors, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

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
101*

The following financial information from this Quarterly Report on Form 10-Q of Antero Resources Corporation for the quarter ended March 31, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

The exhibits marked with the asterisk symbol (*) are filed or furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTERO RESOURCES CORPORATION

By:	/s/ GLEN C. WARREN, JR.
Glen C. Warren, Jr.
President, Chief Financial Officer and Secretary

Date:	April 29, 2020