Form 10-Q
period 2020-06-30
ANTERO RESOURCES Corp
filed 2020-07-29
CIK 1433270

ensura

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The registrant had 268,548,938 shares of common stock outstanding as of July 24, 2020.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements, although not all forward-looking statements contain such identifying words. When considering these forward-looking statements, investors should keep in mind the risk factors and other cautionary statements in this Quarterly Report on Form 10-Q. These forward-looking statements are based on management’s current beliefs, based on currently available information, as to the outcome and timing of future events. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

●	our ability to execute our business strategy;
●	our production and oil and gas reserves;
●	our financial strategy, liquidity, and capital required for our development program;
●	our ability to obtain debt or equity financing on satisfactory terms to fund additional acquisitions, expansion projects, working capital requirements and the repayment or refinancing of indebtedness;
●	natural gas, natural gas liquids (“NGLs”), and oil prices;
●	impacts of world health events, including the coronavirus (“COVID-19”) pandemic;
●	timing and amount of future production of natural gas, NGLs, and oil;
●	our hedging strategy and results;
●	our ability to execute our debt repurchase program and/or our asset sale program;
●	our ability to meet minimum volume commitments and to utilize or monetize our firm transportation commitments;
●	our future drilling plans;
●	our projected well costs and cost savings initiatives, including with respect to water handling and treatment services provided by Antero Midstream Corporation;
●	competition and government regulations;
●	pending legal or environmental matters;
●	marketing of natural gas, NGLs, and oil;
●	leasehold or business acquisitions;
●	costs of developing our properties;
●	operations of Antero Midstream Corporation;
●	general economic conditions;
●	credit markets;
●	expectations regarding the amount and timing of jury awards;
●	uncertainty regarding our future operating results; and

●	our other plans, objectives, expectations and intentions contained in this Quarterly Report on Form 10-Q.

We caution investors that these forward-looking statements are subject to all of the risks and uncertainties incidental to our business, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, commodity price volatility, inflation, availability of drilling, completion, and production equipment and services, environmental risks, drilling and completion and other operating risks, marketing and transportation risks, regulatory changes, the uncertainty inherent in estimating natural gas, NGLs, and oil reserves and in projecting future rates of production, cash flows and access to capital, the timing of development expenditures, conflicts of interest among our stockholders, impacts of world health events, including the COVID-19 pandemic, potential shut-ins of production due to lack of downstream demand or storage capacity, and the other risks described or referenced under the heading “Risk Factors” herein, including the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”) and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, each of which is on file with the Securities and Exchange Commission (“SEC”).

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

Should one or more of the risks or uncertainties described or referenced in this Quarterly Report on Form 10-Q occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

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

PART I—FINANCIAL INFORMATION

ANTERO RESOURCES CORPORATION

Condensed Consolidated Balance Sheets

December 31, 2019 and June 30, 2020

(In thousands)

		(Unaudited)
	December 31,	June 30,
	2019	2020
Assets
Current assets:
Accounts receivable	$46,419	57,013
Accounts receivable, related parties	125,000	—
Accrued revenue	317,886	254,863
Derivative instruments	422,849	521,459
Other current assets	10,731	8,942
Total current assets	922,885	842,277
Property and equipment:
Oil and gas properties, at cost (successful efforts method):
Unproved properties	1,368,854	1,277,476
Proved properties	11,859,817	11,989,302
Gathering systems and facilities	5,802	5,802
Other property and equipment	71,895	72,649
	13,306,368	13,345,229
Less accumulated depletion, depreciation, and amortization	(3,327,629)	(3,408,099)
Property and equipment, net	9,978,739	9,937,130
Operating leases right-of-use assets	2,886,500	2,562,945
Derivative instruments	333,174	103,514
Investment in unconsolidated affiliate	1,055,177	279,805
Other assets	21,094	18,319
Total assets	$15,197,569	13,743,990

Liabilities and Equity
Current liabilities:
Accounts payable	$14,498	36,736
Accounts payable, related parties	97,883	73,375
Accrued liabilities	400,850	339,388
Revenue distributions payable	207,988	173,759
Derivative instruments	6,721	3,652
Short-term lease liabilities	305,320	230,499
Other current liabilities	6,879	6,831
Total current liabilities	1,040,139	864,240
Long-term liabilities:
Long-term debt	3,758,868	3,518,076
Deferred income tax liability	781,987	529,598
Derivative instruments	3,519	2,558
Long-term lease liabilities	2,583,678	2,334,227
Other liabilities	58,635	62,312
Total liabilities	8,226,826	7,311,011
Commitments and contingencies (Notes 14 and 15)
Equity:
Stockholders' equity:
Preferred stock, $0.01 par value; authorized - 50,000 shares; none issued	—	—
Common stock, $0.01 par value; authorized - 1,000,000 shares; 295,941 shares and 268,390 shares issued and outstanding at December 31, 2019 and June 30, 2020, respectively	2,959	2,684
Additional paid-in capital	6,130,365	6,098,167
Accumulated earnings	837,419	35,305
Total stockholders' equity	6,970,743	6,136,156
Noncontrolling interests	—	296,823
Total equity	6,970,743	6,432,979
Total liabilities and equity	$15,197,569	13,743,990

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

Three Months Ended June 30, 2019 and 2020

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,
	2019	2020
Revenue and other:
Natural gas sales	$553,372	367,415
Natural gas liquids sales	303,963	212,197
Oil sales	49,062	8,322
Commodity derivative fair value gains (losses)	328,427	(168,015)
Marketing	63,080	64,285
Other income	1,760	707
Total revenue	1,299,664	484,911
Operating expenses:
Lease operating	40,857	24,742
Gathering, compression, processing, and transportation	566,834	631,845
Production and ad valorem taxes	30,968	19,992
Marketing	137,539	113,053
Exploration	314	231
Impairment of oil and gas properties	130,999	37,350
Depletion, depreciation, and amortization	242,302	214,035
Loss on sale of assets	951	—
Accretion of asset retirement obligations	918	1,111
General and administrative (including equity-based compensation expense of $6,549 and $7,973 in 2019 and 2020, respectively)	42,382	38,403
Contract termination and rig stacking	5,604	11,071
Total operating expenses	1,199,668	1,091,833
Operating income (loss)	99,996	(606,922)
Other income (expenses):
Equity in earnings of unconsolidated affiliates	13,585	20,228
Transaction expense	—	(6,138)
Interest expense, net	(54,164)	(51,811)
Gain on early extinguishment of debt	—	39,171
Total other income (expenses)	(40,579)	1,450
Income (loss) before income taxes	59,417	(605,472)
Provision for income tax (expense) benefit	(17,249)	142,404
Net income (loss) and comprehensive income (loss) including noncontrolling interests	42,168	(463,068)
Less: net income and comprehensive income attributable to noncontrolling interests	—	236
Net income (loss) and comprehensive income (loss) attributable to Antero Resources Corporation	$42,168	(463,304)

Income (loss) per share—basic	$0.14	(1.73)
Income (loss) per share—diluted	$0.14	(1.73)

Weighted average number of shares outstanding:
Basic	309,062	268,386
Diluted	309,137	268,386

See accompanying notes to unaudited condensed consolidated financial statements

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

Six Months Ended June 30, 2019 and 2020

(Unaudited)

(In thousands, except per share amounts)

	Six Months Ended June 30,
	2019	2020
Revenue and other:
Natural gas sales	$1,210,638	778,497
Natural gas liquids sales	617,648	469,870
Oil sales	97,114	43,968
Commodity derivative fair value gains	251,059	397,818
Gathering, compression, water handling and treatment	4,479	—
Marketing	154,266	110,358
Other income	1,867	1,505
Total revenue	2,337,071	1,802,016
Operating expenses:
Lease operating	82,589	50,386
Gathering, compression, processing, and transportation	991,363	1,220,469
Production and ad valorem taxes	66,646	45,691
Marketing	300,623	206,326
Exploration	440	441
Impairment of oil and gas properties	212,243	126,570
Impairment of midstream assets	6,982	—
Depletion, depreciation, and amortization	482,503	413,712
Loss on sale of assets	951	—
Accretion of asset retirement obligations	1,894	2,215
General and administrative (including equity-based compensation expense of $15,452 and $11,302 in 2019 and 2020, respectively)	110,584	69,624
Contract termination and rig stacking	13,964	11,071
Total operating expenses	2,270,782	2,146,505
Operating income (loss)	66,289	(344,489)
Other income (expenses):
Equity in earnings (loss) of unconsolidated affiliates	27,666	(107,827)
Impairment of equity investment	—	(610,632)
Gain on deconsolidation of Antero Midstream Partners LP	1,406,042	—
Transaction expense	—	(6,138)
Interest expense, net	(126,114)	(104,913)
Gain on early extinguishment of debt	—	119,732
Total other income (expenses)	1,307,594	(709,778)
Income (loss) before income taxes	1,373,883	(1,054,267)
Provision for income tax (expense) benefit	(305,959)	252,389
Net income (loss) and comprehensive income (loss) including noncontrolling interests	1,067,924	(801,878)
Less: net income and comprehensive income attributable to noncontrolling interests	46,993	236
Net income (loss) and comprehensive income (loss) attributable to Antero Resources Corporation	$1,020,931	(802,114)

Income (loss) per share—basic	$3.31	(2.90)
Income (loss) per share—diluted	$3.30	(2.90)

Weighted average number of shares outstanding:
Basic	308,879	276,306
Diluted	309,082	276,306

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statement of Equity

Six Months Ended June 30, 2019

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

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statement of Equity

Six Months Ended June 30, 2020

(Unaudited)

(In thousands)

			Additional
	Common Stock		paid-in	Accumulated	Noncontrolling	Total
	Shares	Amount	capital	earnings	interests	equity
Balances, December 31, 2019	295,941	$2,959	6,130,365	837,419	—	6,970,743
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	178	2	(34)	—	—	(32)
Repurchases and retirements of common stock	(27,193)	(272)	(42,418)	—	—	(42,690)
Equity-based compensation	—	—	3,329	—	—	3,329
Net loss and comprehensive loss	—	—	—	(338,810)	—	(338,810)
Balances, March 31, 2020	268,926	2,689	6,091,242	498,609	—	6,592,540
Issuance of common units in Martica Holdings LLC	—	—	—	—	300,000	300,000
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	464	5	(305)	—	—	(300)
Distributions to noncontrolling interest	—	—	—	—	(3,413)	(3,413)
Repurchases and retirements of common stock	(1,000)	(10)	(743)	—	—	(753)
Equity-based compensation	—	—	7,973	—	—	7,973
Net loss and comprehensive loss	—	—	—	(463,304)	236	(463,068)
Balances, June 30, 2020	268,390	$2,684	6,098,167	35,305	296,823	6,432,979

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2019 and 2020

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2019	2020
Cash flows provided by (used in) operating activities:
Net income (loss) including noncontrolling interests	$1,067,924	(801,878)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, amortization, and accretion	484,397	415,927
Impairment of oil and gas properties	212,243	126,570
Impairment of midstream assets	6,982	—
Commodity derivative fair value gains	(251,059)	(397,818)
Gains on settled commodity derivatives	141,791	524,838
Loss on sale of assets	951	—
Equity-based compensation expense	15,452	11,302
Deferred income tax expense (benefit)	304,963	(252,389)
Gain on early extinguishment of debt	—	(119,732)
Equity in (earnings) loss of unconsolidated affiliates	(27,666)	107,827
Impairment of equity investment	—	610,632
Gain on deconsolidation of Antero Midstream Partners LP	(1,406,042)	—
Distributions/dividends of earnings from unconsolidated affiliates	60,527	85,511
Other	5,670	4,433
Changes in current assets and liabilities:
Accounts receivable	5,848	(27,329)
Accrued revenue	166,066	63,023
Other current assets	2,307	789
Accounts payable including related parties	(2,424)	(21,182)
Accrued liabilities	(22,146)	15,722
Revenue distributions payable	(9,795)	(29,560)
Other current liabilities	1,119	(46)
Net cash provided by operating activities	757,108	316,640
Cash flows provided by (used in) investing activities:
Additions to unproved properties	(56,814)	(21,672)
Drilling and completion costs	(680,088)	(552,227)
Additions to water handling and treatment systems	(24,416)	—
Additions to gathering systems and facilities	(48,239)	—
Additions to other property and equipment	(4,629)	(1,234)
Settlement of water earnout	—	125,000
Investments in unconsolidated affiliates	(25,020)	—
Proceeds from the Antero Midstream Partners LP Transactions	296,611	—
Proceeds from asset sales	1,983	—
Change in other assets	(4,974)	525
Net cash used in investing activities	(545,586)	(449,608)
Cash flows provided by (used in) financing activities:
Repurchases of common stock	—	(43,443)
Issuance of senior notes	650,000	—
Repayment of senior notes	—	(496,541)
Borrowings (repayments) on bank credit facilities, net	(145,000)	374,000
Payments of deferred financing costs	(8,259)	—
Sale of noncontrolling interest	—	300,000
Distributions to noncontrolling interests in Antero Midstream Partners LP	(85,076)	—
Employee tax withholding for settlement of equity compensation awards	(2,295)	(331)
Other	(1,360)	(717)
Net cash provided by financing activities	408,010	132,968
Effect of deconsolidation of Antero Midstream Partners LP	(619,532)	—
Net decrease in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	—

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$119,180	101,885
Decrease in accounts payable and accrued liabilities for additions to property and equipment	$33,240	61,305

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019 and June 30, 2020

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

These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, and, accordingly, do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of December 31, 2019 and June 30, 2020, its results of operations for the three and six months ended June 30, 2019 and 2020 and its cash flows for the six months ended June 30, 2019 and 2020. The Company has no items of other comprehensive income or loss; therefore, its net income or loss is equal to its comprehensive income or loss. Operating results for the period ended June 30, 2020 are not necessarily indicative of the results that may be expected for the full year because of the impact of fluctuations in prices received for natural gas, NGLs, and oil, natural production declines, the uncertainty of exploration and development drilling results, fluctuations in the fair value of derivative instruments, the impacts of COVID-19 and other factors.

(b)	Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Antero Resources Corporation, its wholly owned subsidiaries, any entities in which the Company owns a controlling interest, and variable interest entities (“VIEs”) for which the Company is the primary beneficiary.

Through March 12, 2019, Antero Midstream Partners LP (“Antero Midstream Partners”), a publicly traded limited partnership, was included in the consolidated financial statements of Antero. Prior to the Closing (defined in Note 3—Deconsolidation of Antero Midstream Partners LP to the unaudited condensed consolidated financial statements), our ownership of Antero Midstream Partners common units represented approximately a 53% limited partner interest in Antero Midstream Partners, and we consolidated Antero Midstream Partners’ financial position and results of operations into our consolidated financial statements. The Transactions (defined in Note 3—Deconsolidation of Antero Midstream Partners LP to the unaudited condensed consolidated financial statements) resulted in the exchange of the limited partner interest we owned in Antero Midstream Partners for common stock of Antero Midstream Corporation, par value $0.01 per share (the “Antero Midstream Corporation common stock”), representing an approximate 31% interest in Antero Midstream Corporation. As a result, our controlling interest in Antero Midstream Partners was converted to an interest in Antero Midstream Corporation that provides significant influence, but not control, over Antero Midstream Corporation. Thus, effective March 13, 2019, Antero no longer consolidates Antero Midstream Partners in its consolidated financial statements and accounts for its interest in Antero Midstream Corporation using the equity method of accounting. See Note 3—Deconsolidation of Antero Midstream Partners LP to the unaudited condensed consolidated financial statements for further discussion on the Transactions.

For the three months and six months ended June 30, 2020, we have determined that Martica Holdings LLC (“Martica”) is a VIE for which Antero is the primary beneficiary.  Therefore, Martica’s accounts are consolidated in the Company’s consolidated financial statements.  Antero is the primary beneficiary of Martica based on its power to direct the activities that most significantly

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019 and June 30, 2020

impact Martica’s economic performance, and its obligation to absorb losses of, or right to receive benefits from, Martica that could be significant to Martica.  In reaching such determination that Antero is the primary beneficiary of Martica, the Company considered the following:

●	Martica was formed to hold certain overriding royalty interests across the Company’s existing asset base;
●	substantially all of Martica’s revenues are derived from production from the Company’s natural gas, NGLs, and oil properties in the Appalachian Basin in West Virginia and Ohio;
●	Antero owns the Class B Units in Martica, which entitle Antero to receive distributions in respect of the Incremental Override (as defined in Note 4—Conveyance of Overriding Royalty Interest); and
●	Antero provides accounting, administrative and other services to Martica under a Management Services Agreement.

All significant intercompany accounts and transactions have been eliminated in the Company’s unaudited condensed consolidated financial statements. The noncontrolling interest in the Company’s unaudited condensed consolidated financial statements for the six months ended June 30, 2019 represents the interests in Antero Midstream Partners that were owned by the public prior to the Transactions, and the incentive distribution rights in Antero Midstream Partners. The noncontrolling interest in the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2020 represents the interest in Martica owned by third parties. See Note 4—Conveyance of Overriding Royalty Interest for more information on the sale of this noncontrolling interest. Martica is a discrete entity and the assets and credit of Martica are not available to satisfy the debts and obligations of the Company or its other subsidiaries.

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

December 31, 2019 and June 30, 2020

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

The Company considers all liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these instruments. From time to time, the Company may be in the position of a “book overdraft” in which outstanding checks exceed cash and cash equivalents. The Company classifies book overdrafts in accounts payable and revenue distributions payable within its unaudited condensed consolidated balance sheets, and classifies the change in accounts payable and revenue distributions payable associated with book overdrafts as an operating activity within its unaudited condensed consolidated statements of cash flows. As of December 31, 2019, the book overdraft included within accounts payable and revenue distributions payable were $7 million and $18 million, respectively. As of June 30, 2020, the book overdraft included within revenue distributions payable was $5 million and no overdraft was included in accounts payable.

(f)	Oil and Gas Properties

The Company accounts for its natural gas, NGLs, and oil exploration and development activities under the successful efforts method of accounting. Under the successful efforts method, the costs incurred to acquire, drill, and complete productive wells, development wells, and undeveloped leases are capitalized. Oil and gas lease acquisition costs are also capitalized. Exploration costs, including personnel and other internal costs, geological and geophysical expenses, delay rentals for gas and oil leases, and costs associated with unsuccessful lease acquisitions are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if the Company determines that the well does not contain reserves in commercially viable quantities. The Company reviews exploration costs related to wells-in-progress at the end of each quarter and makes a determination, based on known results of drilling at that time, whether the costs should continue to be capitalized pending further well testing and results, or charged to expense. The Company incurred no such charges to expense during the three and six months ended June 30, 2019 and 2020. The sale of a partial interest in a proved property is accounted for as a cost recovery, and no gain or loss is recognized as long as this treatment does not significantly affect the units-of-production amortization rate. A gain or loss is recognized for all other sales of producing properties.

Unproved properties are assessed for impairment on a property-by-property basis, and any impairment in value is charged to expense. Impairment is assessed based on remaining lease terms, commodity price outlooks, and future plans to develop acreage, as well as drilling results, and reservoir performance of wells in the area. Unproved properties and the related costs are transferred to proved properties when reserves are discovered on, or otherwise attributed to, the property. Proceeds from sales of partial interests in unproved properties are accounted for as a recovery of cost without recognition of any gain or loss until the cost has been recovered. For the three months ended June 30, 2019 and 2020, impairment of oil and gas properties was $131 million and $37 million, respectively. For the six months ended June 30, 2019 and 2020, impairment of oil and gas properties was $212 million and $127 million, respectively.

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

December 31, 2019 and June 30, 2020

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

NGLs, which are extracted from natural gas through processing, are either sold by us directly or by the processor under processing contracts. For NGLs sold by us directly, our sales contracts primarily provide that we deliver the product to the purchaser at an agreed upon delivery point and that we receive a specific index price adjusted for pricing differentials. We transfer control of the product to the purchaser at the delivery point and recognize revenue based on the contract price. The costs incurred to process and transport NGLs are recorded as Gathering, compression, processing, and transportation expense. For NGLs sold by the processor, our processing contracts provide that we transfer control to the processor at the tailgate of the processing plant and we recognize revenue based on the price received from the processor.

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

Marketing revenues are derived from activities to purchase and sell third-party natural gas and NGLs and to market excess firm transportation capacity to third parties. We retain control of the purchased natural gas and NGLs prior to delivery to the purchaser. We have concluded that we are the principal in these arrangements and therefore, we recognize revenue on a gross basis, with costs to purchase and transport natural gas and NGLs presented as marketing expenses. Contracts to sell third party gas and NGLs are generally subject to similar terms as contracts to sell our produced natural gas and NGLs. We satisfy performance obligations to the purchaser by transferring control of the product at the delivery point and recognize revenue based on the contract

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019 and June 30, 2020

price received from the purchaser. Fees generated from the sale of excess firm transportation marketed to third parties are included in Marketing revenue.

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

(k)	Gathering, compression, water handling and treatment revenue

Substantially all revenues from the gathering, compression, water handling and treatment operations were derived from transactions for services Antero Midstream Partners provided to our exploration and production operations through March 12, 2019 and were eliminated in consolidation. Effective March 13, 2019, Antero Midstream Partners is no longer consolidated in Antero’s results. See Note 3—Deconsolidation of Antero Midstream Partners LP to the consolidated financial statements for further discussion on the Transactions and Note 18—Segment information to the consolidated financial statements for disclosures on the Company’s reportable segments. The portion of such fees shown in our consolidated financial statements prior to March 13, 2019 represent amounts charged to interest owners in Antero-operated wells, as well as fees charged to other third parties for water handling and treatment services provided by Antero Midstream Partners or usage of Antero Midstream Partners’ gathering and compression systems. For gathering and compression revenue, Antero Midstream Partners satisfied its performance obligations and recognized revenue when low pressure volumes were delivered to a compressor station, high pressure volumes were delivered to a processing plant or transmission pipeline, and compression volumes were delivered to a high pressure line. Revenue was recognized based on the per Mcf gathering or compression fee charged by Antero Midstream Partners in accordance with the gathering and compression agreement. For water handling and treatment revenue, Antero Midstream Partners satisfied its performance obligations and recognized revenue when the fresh water volumes were delivered to the hydration unit of a specified well pad and the wastewater volumes were delivered to its wastewater treatment facility. For services contracted through third-party providers, Antero Midstream Partners’ performance obligation was satisfied when the services performed by the third-party providers were completed. Revenue was recognized based on the per barrel fresh water delivery or wastewater treatment fee charged by Antero Midstream Partners in accordance with the water services agreement.

(l)	Industry Segments and Geographic Information

Management has evaluated how the Company is organized and managed and has identified the following segments: (1) the exploration, development, and production of natural gas, NGLs, and oil; (2) marketing and utilization of excess firm transportation capacity; and (3) our equity method investment in Antero Midstream Corporation. Through March 12, 2019, the results of Antero Midstream Partners were included in the unaudited consolidated financial statements of Antero. Effective March 13, 2019, the results of Antero Midstream Partners are no longer consolidated in Antero’s results; however, the Company’s segment disclosures include our equity method investment in Antero Midstream Corporation due to its significance to the Company’s operations. See Note 3—Deconsolidation of Antero Midstream Partners LP to the unaudited condensed consolidated financial statements for further discussion on the Transactions and Note 18—Segment Information to the unaudited condensed consolidated financial statements for disclosures on the Company’s reportable segments.

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

December 31, 2019 and June 30, 2020

average shares outstanding are equal to basic weighted average shares outstanding because the effect of all equity awards is anti-dilutive.

The following is a reconciliation of the Company’s basic weighted average shares outstanding to diluted weighted average shares outstanding during the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2020	2019	2020
Basic weighted average number of shares outstanding	309,062	268,386	308,879	276,306
Add: Dilutive effect of restricted stock units	33	—	48	—
Add: Dilutive effect of outstanding stock options	—	—	—	—
Add: Dilutive effect of performance stock units	42	—	155	—
Diluted weighted average number of shares outstanding	309,137	268,386	309,082	276,306

Weighted average number of outstanding equity awards excluded from calculation of diluted earnings per common share (1):
Restricted stock units	2,284	6,165	1,877	5,697
Outstanding stock options	538	454	554	454
Performance stock units	2,592	1,595	1,996	1,595
(1)	The potential dilutive effects of these awards were excluded from the computation of earnings (loss) per common share—assuming dilution because the inclusion of these awards would have been anti-dilutive.
(n)	Treasury Share Retirement

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

The Company recorded a gain on deconsolidation of $1.4 billion calculated as the sum of (i) the cash proceeds received, (ii) the fair value of the Antero Midstream Corporation common stock received at the Closing, and (iii) the elimination of the noncontrolling interest less the carrying amount of the investment in Antero Midstream Partners. The fair value of Antero’s retained equity method investment on March 13, 2019 in Antero Midstream Corporation was $2.0 billion based on the market price of the shares received on March 12, 2019. See Note 6—Equity Method Investments to the unaudited condensed consolidated financial statements for further discussion on equity method investments.

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019 and June 30, 2020

(4) Conveyance of Overriding Royalty Interest

On June 15, 2020, the Company announced the consummation of a transaction with an affiliate of Sixth Street Partners, LLC (“Sixth Street”) relating to certain overriding royalty interests across the Company’s existing asset base (the “ORRIs”). In connection with the transaction, the Company contributed the ORRIs to Martica and Sixth Street contributed $300 million in cash (subject to customary adjustments) and agreed to contribute up to an additional $102 million in cash if certain production targets attributable to the ORRIs are achieved. All cash contributed by Sixth Street was distributed to the Company.

The ORRIs include an overriding royalty interest of 1.25% of the Company’s working interest in all of its proved operated developed properties in West Virginia and Ohio, subject to certain excluded wells (the “Initial PDP Override”), and an overriding royalty interest of 3.75% of the Company’s working interest in all of its undeveloped properties in West Virginia and Ohio (the “Development Override”). Wells turned to sales after April 1, 2020 and prior to the later of (a) the date on which the Company turns to sales 2.2 million lateral feet (net to the Company’s interest) of horizontal wells burdened by the Development Override and (b) the earlier of (i) April 1, 2023 and (ii) the date on which the Company turns to sales 3.82 million lateral feet (net to the Company’s interest) of horizontal wells are subject to the Development Override.

The ORRIs also include an additional overriding royalty interest of 2.00% of the Company’s working interest in the properties underlying the Initial PDP Override (the “Incremental Override”). The Incremental Override (or a portion thereof, as applicable) may be re-conveyed to the Company (at the Company’s election) if certain production targets attributable to the ORRIs are achieved through March 31, 2023. Any portion of the Incremental Override that may not be re-conveyed to the Company based on the Company achieving such production volumes through March 31, 2023 will remain with Martica.

 Prior to Sixth Street achieving an internal rate of return of 13% and 1.5x cash-on-cash return (the “Hurdle”), Sixth Street will receive all distributions in respect of the Initial PDP Override and the Development Override, and the Company will receive all distributions in respect of the Incremental Override, unless certain production targets are not achieved, in which case Sixth Street will receive some or all of the distributions in respect of the Incremental Override. Following Sixth Street achieving the Hurdle, the Company will receive 85% of the distributions in respect of the ORRIs to which Sixth Street was entitled immediately prior to the Hurdle being achieved.

The conveyance of the ORRIs from the Company to Martica was accounted for as a transaction between entities under common control.  As a result, the contributed ORRIs have been recorded by Martica at their historical cost.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019 and June 30, 2020

(5) Revenue

(a)Disaggregation of Revenue

Revenue is disaggregated by type in the following table. The table also identifies which reportable segment that the disaggregated revenues relate. For more information on reportable segments, see Note 18—Segment Information.

	Three months ended June 30,		Six months ended June 30,		Segment to which
(in thousands)	2019	2020	2019	2020	revenues relate
Revenues from contracts with customers:
Natural gas sales	$553,372	367,415	$1,210,638	778,497	Exploration and production
Natural gas liquids sales (ethane)	30,374	26,644	65,890	53,440	Exploration and production
Natural gas liquids sales (C3+ NGLs)	273,589	185,553	551,758	416,430	Exploration and production
Oil sales	49,062	8,322	97,114	43,968	Exploration and production
Gathering and compression (1)	—	—	3,972	—	Equity method investment in AMC
Water handling and treatment (1)	—	—	507	—	Equity method investment in AMC
Marketing	63,080	64,285	154,266	110,358	Marketing
Total revenue from contracts with customers	969,477	652,219	2,084,145	1,402,693
Income from derivatives and other sources	330,187	(167,308)	252,926	399,323
Total revenue and other	$1,299,664	484,911	$2,337,071	1,802,016
(1)	Gathering and compression and water handling and treatment revenues were included through March 12, 2019. See Note 3—Deconsolidation of Antero Midstream Partners to the unaudited condensed consolidated financial statements for further discussion on the Transactions.

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

(c)Contract Balances

Under our sales contracts, we invoice customers after our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities. At December 31, 2019 and June 30, 2020, our receivables from contracts with customers were $318 million and $255 million, respectively.

(6) Equity Method Investments

At June 30, 2020, the Company owned approximately 29.2% of Antero Midstream Corporation’s common stock, which is reflected in Antero’s consolidated financial statements using the equity method of accounting. See Note 3—Deconsolidation of Antero Midstream Partners to the unaudited condensed consolidated financial statements for further discussion on the Transactions.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019 and June 30, 2020

The following table is a reconciliation of investments in unconsolidated affiliates for the six months ended June 30, 2020 (in thousands):

Antero Midstream
Corporation
Balance at December 31, 2019	$1,055,177
Equity in loss of unconsolidated affiliates	(107,827)
Distributions/dividends from unconsolidated affiliates	(85,511)
Impairment (1)	(610,632)
Elimination of intercompany profit	28,598
Balance at June 30, 2020	$279,805
(1)	Other-than-temporary impairment of investment in Antero Midstream Corporation.

Summarized Financial Information of Antero Midstream Corporation

The following tables present summarized financial information of Antero Midstream Corporation.

Balance Sheet

	December 31,	June 30,
(in thousands)	2019	2020
Current assets	$108,558	100,669
Noncurrent assets	6,174,320	5,614,386
Total assets	$6,282,878	5,715,055

Current liabilities	$242,084	98,145
Noncurrent liabilities	2,897,380	3,093,728
Stockholders' equity	3,143,414	2,523,182
Total liabilities and stockholders' equity	$6,282,878	5,715,055

Statement of Operations

	For the period
	March 13, 2019	Six months
	through	ended
(in thousands)	June 30, 2019	June 30, 2020
Revenues	$309,726	463,444
Operating expenses	168,056	847,882
Income (loss) from operations	$141,670	(384,438)
Net income (loss) attributable to the equity method investment	$92,471	(304,492)

(7) Accrued Liabilities

Accrued liabilities as of December 31, 2019 and June 30, 2020 consisted of the following items (in thousands):

	December 31,	June 30,
	2019	2020
Capital expenditures	$105,706	47,026
Gathering, compression, processing, and transportation expenses	134,153	159,828
Marketing expenses	52,612	48,122
Interest expense, net	30,834	26,795
Other	77,545	57,617
Total accrued liabilities	$400,850	339,388

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019 and June 30, 2020

(8) Long-Term Debt

Long-term debt as of December 31, 2019 and June 30, 2020 consisted of the following items (in thousands):

	December 31,	June 30,
	2019	2020
Credit Facility (a)	$552,000	926,000
5.375% senior notes due 2021 (b)	952,500	516,202
5.125% senior notes due 2022 (c)	923,041	756,030
5.625% senior notes due 2023 (d)	750,000	743,690
5.00% senior notes due 2025 (e)	600,000	590,000
Net unamortized premium	791	542
Net unamortized debt issuance costs	(19,464)	(14,388)
Long-term debt	$3,758,868	3,518,076

(a)	Senior Secured Revolving Credit Facility

Antero Resources has a senior secured revolving credit facility (the “Credit Facility”) with a consortium of bank lenders. Borrowings under the Credit Facility are subject to borrowing base limitations based on the collateral value of Antero Resources’ assets and are subject to regular semi-annual redeterminations. The borrowing base is $2.85 billion and lender commitments are $2.64 billion. The next redetermination of the borrowing base is scheduled to occur in October 2020. The maturity date of the Credit Facility is the earlier of (i) October 26, 2022 and (ii) the date that is 91 days prior to the earliest stated redemption date of any series of Antero Resources’ senior notes then outstanding.

As of June 30, 2020, Antero Resources had an outstanding balance under the Credit Facility of $926 million, with a weighted average interest rate of 3.32%, and outstanding letters of credit of $730 million. As of December 31, 2019, Antero Resources had an outstanding balance under the Credit Facility of $552 million, with a weighted average interest rate of 3.28%, and outstanding letters of credit of $623 million. Commitment fees on the unused portion of the Credit Facility are due quarterly at rates ranging from 0.300% to 0.375% (subject to certain exceptions) of the unused portion based on utilization.

(b)	5.375% Senior Notes Due 2021

On November 5, 2013, Antero Resources issued $1.0 billion of 5.375% senior notes due November 1, 2021 (the “2021 notes”) at par. The 2021 notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2021 notes rank pari passu to Antero Resources’ other outstanding senior notes. The 2021 notes are guaranteed on a full and unconditional and joint and several senior unsecured basis by Antero Resources’ wholly owned subsidiaries and certain of its future restricted subsidiaries. Interest on the 2021 notes is payable on May 1 and November 1 of each year. Antero may redeem all or part of the 2021 notes at any time at a redemption price of 100.00%. If Antero Resources undergoes a change of control followed by a rating decline, the holders of the 2021 notes will have the right to require Antero Resources to repurchase all or a portion of the notes at a price equal to 101% of the principal amount of the 2021 notes, plus accrued and unpaid interest.

(c)	5.125% Senior Notes Due 2022

On May 6, 2014, Antero Resources issued $600 million of 5.125% senior notes due December 1, 2022 (the “2022 notes”) at par. On September 18, 2014, Antero Resources issued an additional $500 million of the 2022 notes at 100.5% of par. The 2022 notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2022 notes rank pari passu to Antero Resources’ other outstanding senior notes. The 2022 notes are guaranteed on a full and unconditional and joint and several senior unsecured basis by Antero Resources’ wholly owned subsidiaries and certain of its future restricted subsidiaries. Interest on the 2022 notes is payable on June 1 and December 1 of each year. Antero Resources may redeem all or part of the 2022 notes at any time at a redemption price of 100.00%. If Antero Resources undergoes a change of control followed by a rating decline, the holders of the 2022 notes will have the right to require Antero Resources to repurchase all or a portion of the notes at a price equal to 101% of the principal amount of the 2022 notes, plus accrued and unpaid interest.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019 and June 30, 2020

(d)	5.625% Senior Notes Due 2023

On March 17, 2015, Antero Resources issued $750 million of 5.625% senior notes due June 1, 2023 (the “2023 notes”) at par. The 2023 notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2023 notes rank pari passu to Antero Resources’ other outstanding senior notes. The 2023 notes are guaranteed on a full and unconditional and joint and several senior unsecured basis by Antero Resources’ wholly owned subsidiaries and certain of its future restricted subsidiaries. Interest on the 2023 notes is payable on June 1 and December 1 of each year. Antero Resources may redeem all or part of the 2023 notes at any time at redemption prices ranging from 101.406% currently to 100.00% on or after June 1, 2021. If Antero Resources undergoes a change of control followed by a rating decline, the holders of the 2023 notes will have the right to require Antero Resources to repurchase all or a portion of the notes at a price equal to 101% of the principal amount of the 2023 notes, plus accrued and unpaid interest.

(e)	5.00% Senior Notes Due 2025

On December 21, 2016, Antero Resources issued $600 million of 5.00% senior notes due March 1, 2025 (the “2025 notes”) at par. The 2025 notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2025 notes rank pari passu to Antero Resources’ other outstanding senior notes. The 2025 notes are guaranteed on a full and unconditional and joint and several senior unsecured basis by Antero Resources’ wholly owned subsidiaries and certain of its future restricted subsidiaries. Interest on the 2025 notes is payable on March 1 and September 1 of each year. Antero Resources may redeem all or part of the 2025 notes at any time at redemption prices ranging from 103.75% currently to 100.00% on or after March 1, 2023. If Antero Resources undergoes a change of control followed by a rating decline, the holders of the 2025 notes will have the right to require Antero Resources to repurchase all or a portion of the notes at a price equal to 101% of the principal amount of the 2025 notes, plus accrued and unpaid interest.

(f)Debt Repurchase Program

During the three and six months ended June 30, 2020, Antero Resources repurchased $236 million and $619 million, respectively, principal amount of debt at a weighted average discount of 17% and 19%, respectively, which purchases included a portion of the 2021 notes, the 2022 notes, the 2023 notes and the 2025 notes. The Company recognized a gain of approximately $39 million and $120 million for the three and six months ended June 30, 2020, respectively, on the early extinguishment of the debt repurchased.

(9) Asset Retirement Obligations

The following is a reconciliation of the Company’s asset retirement obligations for the six months ended June 30, 2020 (in thousands):

Asset retirement obligations—December 31, 2019	$54,845
Obligations incurred	1,308
Accretion expense	2,215
Settlement of obligations	(229)
Asset retirement obligations—June 30, 2020	$58,139

Asset retirement obligations are included in other liabilities on the Company’s unaudited condensed consolidated balance sheets.

(10) Equity-Based Compensation

On June 17, 2020, Antero Resources’ stockholders approved the Antero Resources Corporation 2020 Long-Term Incentive Plan (the “2020 Plan”), which replaced the Antero Resources Corporation Long-Term Incentive Plan (the “2013 Plan”), and the 2020 Plan became effective as of such date. The 2020 Plan provides for grants of stock options (including incentive stock options), stock appreciation rights, restricted stock awards, restricted stock unit awards, vested stock awards, dividend equivalent awards, and other stock-based and cash awards. The terms and conditions of the awards granted are established by the Compensation Committee of Antero Resources’ Board of Directors. Employees, officers, non-employee directors and other service providers of the Company and

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019 and June 30, 2020

its affiliates are eligible to receive awards under the 2020 Plan. No further awards will be granted under the 2013 Plan on or after June 17, 2020.

The 2020 Plan provides for the reservation of 10,050,000 shares of the Company’s common stock, plus the number of certain shares that become available again for delivery from the 2013 Plan in accordance with the share recycling provisions described below. The share recycling provisions allow for all or any portion of an award (including an award granted under the 2013 Plan that was outstanding as of June 17, 2020) that expires or is cancelled, forfeited, exchanged, settled for cash, or otherwise terminated without actual delivery of the shares to be considered not delivered and thus available for new awards under the 2020 Plan. Further, any shares withheld or surrendered in payment of any taxes relating to awards that were outstanding under either the 2013 Plan as of June 17, 2020 or are granted under the 2020 Plan (other than stock options and stock appreciation rights) will again be available for new awards under the 2020 Plan.

A total of 10,050,833 shares were available for future grant under the 2020 Plan as of June 30, 2020.

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

The Company’s equity-based compensation expense, by type of award, was as follows for the three and six months ended June 30, 2019 and 2020 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2020	2019	2020
Restricted stock unit awards	$2,624	4,080	$6,600	5,958
Stock options	45	—	389	—
Performance share unit awards	2,666	2,631	5,628	3,553
Antero Midstream Partners phantom unit awards (1)	949	1,262	2,075	1,422
Equity awards issued to directors	265	—	760	369
Total expense	$6,549	7,973	$15,452	11,302
(1)Antero Resources recognized compensation expense for equity awards granted under both the 2013 Plan and the AMP Plan because the awards under the AMP Plan are accounted for as if they are distributed by Antero Midstream Partners to Antero Resources. Antero Resources allocates a portion of equity-based compensation expense related to grants prior to the Transactions to Antero Midstream Partners based on its proportionate share of Antero Resources’ labor costs. Through March 12, 2019, the total amount of equity-based compensation is included in the consolidated financial statements of Antero Resources; and effective March 13, 2019 (date of deconsolidation), the amount allocated to Antero Midstream Partners is no longer reflected in Antero Resources consolidated financial statements. See Note 3—Deconsolidation of Antero Midstream Partners LP to the unaudited condensed consolidated financial statements for further discussion on the Transactions.

Restricted Stock Unit Awards

A summary of restricted stock unit award activity for the six months ended June 30, 2020 is as follows:

		Weighted
		average	Aggregate
	Number of	grant date	intrinsic value
	shares	fair value	(in thousands)
Total awarded and unvested—December 31, 2019	2,370,575	$12.81	$6,756
Granted	4,644,934	$2.39
Vested	(872,749)	$13.50

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019 and June 30, 2020

Forfeited	(111,014)	$12.53
Total awarded and unvested—June 30, 2020	6,031,746	$4.69	$15,321

Intrinsic values are based on the closing price of Antero Resources’ common stock on the referenced dates. As of June 30, 2020, there was approximately $24 million of unamortized equity-based compensation expense related to unvested restricted stock units. That expense is expected to be recognized over a weighted average period of approximately 2.1 years.

Stock Options

A summary of stock option activity for the six months ended June 30, 2020 is as follows:

			Weighted
		Weighted	average
		average	remaining	Intrinsic
	Stock	exercise	contractual	value
	options	price	life	(in thousands)
Outstanding at December 31, 2019	467,633	$50.64	5.05	$—
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Expired	(13,172)	$51.50
Outstanding at June 30, 2020	454,461	$50.61	4.35	$—
Vested or expected to vest as of June 30, 2020	454,461	$50.61	4.35	$—
Exercisable at June 30, 2020	454,461	$50.61	4.35	$—

Intrinsic values are based on the exercise price of the options and the closing price of Antero Resources’ common stock on the referenced dates.

As of June 30, 2020, all stock options were fully vested resulting in no unamortized equity-based compensation expense.

Performance Share Unit Awards

The Company had 458,485 performance share units (“PSUs”) forfeited in the six months ended June 30, 2020, and the target number of PSUs outstanding at June 30, 2020 was 2,078,798 at a weighted average grant date fair value of $14.85.

As of June 30, 2020, there was approximately $11 million of unamortized equity-based compensation expense related to unvested PSUs. That expense is expected to be recognized over a weighted average period of approximately 1.4 years.

Cash Awards

In January 2020, the Company granted cash awards of approximately $3.3 million to certain executives under the 2013 Plan. Compensation expense for these awards is recognized ratably over the vesting period for each of three tranches through January 20, 2023. As of June 30, 2020, the Company has accrued approximately $1.2 million in Other liabilities in the unaudited condensed consolidated balance sheet related to such cash awards.

Antero Midstream Partners Phantom Unit Awards and Antero Midstream Corporation Restricted Stock Unit Awards

A summary of Antero Midstream Corporation restricted stock unit awards for the six months ended June 30, 2020 is as follows:

		Weighted
		average	Aggregate
	Number of	grant date	intrinsic value
	units	fair value	(in thousands)
Total awarded and unvested—December 31, 2019	657,757	$14.71	$4,992
Granted	—	$
Vested	(293,868)	$14.13

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019 and June 30, 2020

Forfeited	(22,577)	$14.09
Total awarded and unvested—June 30, 2020	341,312	$15.24	$1,741

Intrinsic values are based on the closing price of shares of Antero Midstream Corporation common stock. As of June 30, 2020, there was approximately $4 million of unamortized equity-based compensation expense related to unvested phantom unit awards. That expense is expected to be recognized over a weighted average period of approximately 1.3 years.

(11) Financial Instruments

The carrying values of accounts receivable and accounts payable at December 31, 2019 and June 30, 2020 approximated market values because of their short-term nature. The carrying values of the amounts outstanding under the Credit Facility at December 31, 2019 and June 30, 2020 approximated fair value because the variable interest rates are reflective of current market conditions.

Based on Level 2 market data inputs, the fair value of senior notes was approximately $2.8 billion and $1.8 billion at December 31, 2019 and June 30, 2020, respectively.

See Note 12—Derivative Instruments to the unaudited condensed consolidated financial statements for information regarding the fair value of derivative financial instruments.

(12) Derivative Instruments

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

The Company was party to various fixed price commodity swap contracts that settled during the six months ended June 30, 2019 and 2020. The Company enters into these swap contracts when management believes that favorable future sales prices for the Company’s production can be secured. Under these swap agreements, when actual commodity prices upon settlement exceed the fixed price provided by the swap contracts, the Company pays the difference to the counterparty. When actual commodity prices upon settlement are less than the contractually provided fixed price, the Company receives the difference from the counterparty. In addition, the Company has entered into basis swap contracts in order to hedge the difference between the New York Mercantile Exchange (“NYMEX”) index price and a local index price.

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019 and June 30, 2020

As of June 30, 2020, the Company’s fixed price natural gas, oil and NGL swap positions from July 1, 2020 through December 31, 2023 were as follows (abbreviations in the table refer to the index to which the swap position is tied, as follows: NYMEX=Henry Hub; NYMEX-WTI=West Texas Intermediate; ARA Propane =European Propane CIF ARA; OPIS Ethane Mt Belv=Mont Belvieu Purity Ethane-OPIS):

		Natural Gas		Weighted
	Natural gas	Liquids	Oil	average index
	MMBtu/day	Bbls/day	Bbls/day	price
Six months ending December 31, 2020:
NYMEX ($/MMBtu)	2,227,500	—	—	$2.87
ARA Propane ($/Gal)	—	10,315	—	0.65
OPIS Ethane Mt Belv ($/Gal)	—	24,500	—	0.20
NYMEX-WTI ($/Bbl)	—	—	26,000	55.63
Total	2,227,500	34,815	26,000
Three months ending March 31, 2021
OPIS Ethane Mt Belv ($/Gal)		18,791		$0.20
Year ending December 31, 2021:
NYMEX ($/MMBtu)	2,400,000		—	$2.80
NYMEX-WTI ($/Bbl)	—		3,000	55.16
Total	2,400,000		3,000
Year ending December 31, 2022:
NYMEX ($/MMBtu)	1,307,500			$2.44
Year ending December 31, 2023:
NYMEX ($/MMBtu)	150,000			$2.38

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

As of June 30, 2020, the Company’s natural gas basis swap positions, which settle on the pricing index to basis differential of the Columbia Gas Transmission pipeline (“TCO”) to the NYMEX Henry Hub natural gas price were as follows:

		Weighted
	Natural gas	average hedged
	MMBtu/day	differential
Six months ending December 31, 2020:
NYMEX to TCO ($/MMBtu)	60,000	$0.353
Year ending December 31, 2021:
NYMEX to TCO ($/MMBtu)	40,000	$0.414
Year ending December 31, 2022:
NYMEX to TCO ($/MMBtu)	60,000	$0.515
Year ending December 31, 2023:
NYMEX to TCO ($/MMBtu)	50,000	$0.525
Year ending December 31, 2024:
NYMEX to TCO ($/MMBtu)	50,000	$0.530

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019 and June 30, 2020

As of June 30, 2020, the Company had NGL contracts for July 1, 2020 through December 31, 2021 that fix the Mont Belvieu index price for natural gasoline to percentages of WTI as follows:

		Weighted
	Gas	average
	Liquids	Payout
	Bbls/day	Ratio
Six months ending December 31, 2020:
Mont Belvieu Natural Gasoline to NYMEX-WTI	11,800	80%
Year ending December 31, 2021:
Mont Belvieu Natural Gasoline to NYMEX-WTI	18,650	78%

A portion of the Mont Belvieu Natural Gasoline to NYMEX-WTI combined with the NYMEX-WTI ($/Bbl) in 2020 are intended to fix the price of Natural Gasoline.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019 and June 30, 2020

As of June 30, 2020, the Company’s consolidated subsidiary Martica’s fixed price natural gas, oil and NGL swap positions from July 1, 2020 through March 31, 2025 were as follows (abbreviations in the table refer to the index to which the swap position is tied, as follows: NYMEX=Henry Hub; NYMEX-WTI=West Texas Intermediate; OPIS Propane Mt Belv Non-TET = Mont Belvieu Propane-OPIS; OPIS Ethane Mt Belv=Mont Belvieu Purity Ethane-OPIS; OPIS Natural Gasoline Mt Belv Non-TET = Mont Belvieu Natural Gasoline-OPIS):

		Natural Gas		Weighted
	Natural gas	Liquids	Oil	average index
	MMBtu/day	Bbls/day	Bbls/day	price
Six months ending December 31, 2020:
NYMEX ($/MMBtu)	40,217	—	—	$2.02
OPIS Propane Mt Belv Non-TET	—	951	—	0.49
OPIS Natural Gasoline Mt Belv Non-TET	—	288	—	0.67
OPIS Ethane Mt Belv ($/Gal)	—	617	—	0.20
NYMEX-WTI ($/Bbl)	—	—	118	37.15
Total	40,217	1,856	118
Year ending December 31, 2021:
NYMEX ($/MMBtu)	41,096	—	—	$2.58
OPIS Propane Mt Belv Non-TET	—	932	—	0.43
OPIS Natural Gasoline Mt Belv Non-TET	—	282	—	0.71
OPIS Ethane Mt Belv ($/Gal)	—	987	—	0.17
NYMEX-WTI ($/Bbl)	—	—	94	38.99
Total	41,096	2,201	94
Three months ending March 31, 2022
OPIS Propane Mt Belv Non-TET	—	379	—	0.43
OPIS Natural Gasoline Mt Belv Non-TET	—	115	—	0.72
OPIS Ethane Mt Belv ($/Gal)	—	521	—	0.16
Total	—	1,015	—
Year ending December 31, 2022:
NYMEX ($/MMBtu)	38,356		—	$2.39
NYMEX-WTI ($/Bbl)	—		66	40.92
Total	38,356		66
Year ending December 31, 2023:
NYMEX ($/MMBtu)	35,616		—	$2.35
NYMEX-WTI ($/Bbl)	—		52	42.45
Total	35,616		52
Year ending December 31, 2024:
NYMEX ($/MMBtu)	23,885		—	$2.33
NYMEX-WTI ($/Bbl)	—		43	44.02
Total	23,885		43
Three months ending March 31, 2025:
NYMEX ($/MMBtu)	18,021		—	$2.53
NYMEX-WTI ($/Bbl)	—		39	45.06
Total	18,021		39

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019 and June 30, 2020

(b)	Summary

The following table presents a summary of the fair values of the Company’s derivative instruments and where such values are recorded in the consolidated balance sheets as of December 31, 2019 and June 30, 2020. None of the Company’s derivative instruments are designated as hedges for accounting purposes and the fair value of derivative instruments was determined using Level 2 inputs.

	December 31, 2019		June 30, 2020
	Balance sheet	Fair value	Balance sheet	Fair value
	location	(In thousands)	location	(In thousands)
Asset derivatives not designated as hedges for accounting purposes:
Commodity derivatives—current	Derivative instruments	$422,849	Derivative instruments	$521,459
Commodity derivatives—noncurrent	Derivative instruments	333,174	Derivative instruments	103,514

Total asset derivatives		756,023		624,973

Liability derivatives not designated as hedges for accounting purposes (1):
Commodity derivatives—current	Derivative instruments	6,721	Derivative instruments	3,652
Commodity derivatives—noncurrent	Derivative instruments	3,519	Derivative instruments	2,558

Total liability derivatives		10,240		6,210

Net derivatives		$745,783		$618,763
(1)	Approximately $2 million of commodity derivative liabilities are attributable to our consolidated VIE, Martica.

The following table presents the gross values of recognized derivative assets and liabilities, the amounts offset under master netting arrangements with counterparties, and the resulting net amounts presented in the consolidated balance sheets as of the dates presented, all at fair value (in thousands):

	December 31, 2019			June 30, 2020
	Gross	Gross amounts	Net amounts of	Gross	Gross amounts	Net amounts of
	amounts on	offset on	assets (liabilities)	amounts on	offset on	assets (liabilities)
	balance sheet	balance sheet	on balance sheet	balance sheet	balance sheet	on balance sheet
Commodity derivative assets	$882,817	(126,794)	756,023	$782,629	(157,656)	624,973
Commodity derivative liabilities	$(137,034)	126,794	(10,240)	$(163,866)	157,656	(6,210)

The following is a summary of derivative fair value gains and losses and where such values are recorded in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2019 and 2020 (in thousands):

	Statement of
	operations	Three months ended June 30,		Six months ended June 30,
	location	2019	2020	2019	2020
Commodity derivative fair value gains (losses)	Revenue	$328,427	(168,015)	$251,059	397,818

In July 2020, the Company monetized certain natural gas derivatives, prior to their contractual settlement dates, for proceeds of approximately $29 million. The monetization reduced the fixed volumes hedged on certain natural gas swap contracts maturing in 2021.

(13) Leases

The Company leases certain office space, processing plants, drilling rigs and completion services, gas gathering lines, compressor stations, and other office and field equipment. Leases with an initial term of 12 months or less are considered short-term

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019 and June 30, 2020

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

Supplemental Balance Sheet Information Related to Leases

The Company’s lease assets as of December 31, 2019 and June 30, 2020 consisted of the following items (in thousands):

	December 31, 2019		June 30, 2020
	Operating Leases	Finance Leases(2)	Operating Leases	Finance Leases(2)
Right-of-use Assets:
Processing plants	$1,460,770	—	$1,418,728	—
Drilling rigs and completion services	71,662	—	31,055	—
Gas gathering lines and compressor stations (1)	1,308,428	—	1,070,090	—
Office space	40,491	—	38,715	—
Vehicles	4,983	2,328	3,459	1,781
Other office and field equipment	166	170	898	—
Total right-of-use assets	$2,886,500	2,498	$2,562,945	1,781
(1)	Gas gathering lines and compressor stations leases includes $0.9 billion related to Antero Midstream Corporation as of December 31, 2019 and June 30, 2020. See “—Related party lease disclosure” for additional discussion.
(2)	Financing lease assets are recorded net of accumulated amortization of $9 million and $3 million as of December 31, 2019 and June 30, 2020, respectively.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019 and June 30, 2020

The Company’s lease liabilities as of December 31, 2019 and June 30, 2020 consisted of the following items (in thousands):

	December 31, 2019		June 30, 2020
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Location on the balance sheet:
Short-term lease liabilities	$304,397	923	$229,415	1,084
Long-term lease liabilities	2,582,103	1,575	2,333,530	697
Total lease liabilities	$2,886,500	2,498	$2,562,945	1,781

The processing plants, gathering lines and compressor stations that are classified as lease liabilities are classified as such under ASC 842 because Antero is the sole customer of the assets and because Antero makes the decisions that most impact the economic performance of the assets.

Supplemental Information Related to Leases

Costs associated with operating leases were included in the statement of operations and comprehensive income (loss) for the three and six months ended June 30, 2019 and 2020 (in thousands):

	Three months ended June 30,		Six months ended June 30,
Statement of Operations Location	2019	2020	2019	2020
Gathering, compression, processing, and transportation	$218,542	350,853	$406,389	703,496
General and administrative	2,810	2,789	5,536	5,670
Contract termination and rig stacking	2,673	5,841	10,692	5,841
Total lease expense	$224,025	359,483	$422,617	715,007

Costs associated with finance leases of less than $1 million for each of the three months and six months ended June 30, 2019 and 2020 were included in interest expense.

For the three months ended June 30, 2019 and 2020, we capitalized $53 million and $26 million, respectively, of costs related to operating leases and less than $1 million of costs related to finance leases. For the six months ended June 30, 2019, and 2020, we capitalized $108 million and $59 million, respectively, of costs related to operating leases and less than $1 million of costs related to finance leases.

Short-term lease costs that are more than one month but less than 12 months are excluded from the above amounts and total $39 million and $29 million, respectively, for the three months ended June 30, 2019 and 2020 and $74 million and $92 million, respectively, for the six months ended June 30, 2019 and 2020.

Supplemental Cash Flow Information Related to Leases

The following is the Company’s supplemental cash flow information related to leases for the three and six months ended June 30, 2019 (in thousands):

	Three months ended June 30, 2019		Six months ended June 30, 2019
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash out flows related to operating leases	$207,244	—	$357,564	—
Investing cash out flows related to operating leases	46,532	—	98,898	—
Financing cash out flows related to financing leases	—	873	—	1,664
	$253,776	873	$456,462	1,664

Noncash activities:
Right of use assets obtained in exchange for operating lease liabilities	$—	—	$3,345,549	—
Right of use assets obtained in exchange for financing lease liabilities	$—	—	$—	—

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019 and June 30, 2020

The following is the Company’s supplemental cash flow information related to leases for the three and six months ended June 30, 2020 (in thousands):

	Three months ended June 30, 2020		Six months ended June 30, 2020
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash out flows related to operating leases	$303,758	—	$661,797	—
Investing cash out flows related to operating leases	35,745	—	63,279	—
Financing cash out flows related to financing leases	—	278	—	717
	$339,503	278	$725,076	717

Noncash activities:
Right of use assets obtained in exchange for operating lease liabilities	$104,380	—	$113,762	—
Right of use assets obtained in exchange for financing lease liabilities	$—	—	$—	—

Maturities of Lease Liabilities

The table below is a schedule of future minimum payments for operating and financing lease liabilities as of June 30, 2020 (in thousands):

(in thousands)	Operating Leases	Financing Leases	Total
Remainder of 2020	$311,128	647	311,775
2021	582,546	844	583,390
2022	567,631	321	567,952
2023	563,076	7	563,083
2024	554,308	—	554,308
2025	481,630	—	481,630
Thereafter	1,501,759	—	1,501,759
Total lease payments	4,562,078	1,819	4,563,897
Less: imputed interest	(1,999,133)	(38)	(1,999,171)
Total	$2,562,945	1,781	2,564,726

Lease Term and Discount Rate

The table below is the Company’s weighted-average remaining lease term and discount rate as of June 30, 2020:

	June 30, 2020
	Operating Leases	Finance Leases
Weighted-average remaining lease term:	8.5 years	1.8 years
Weighted-average discount rate:	15.1%	6.1%

Related party lease disclosure

The Company has a gathering and compression agreement with Antero Midstream Corporation, whereby Antero Midstream Corporation receives a low-pressure gathering fee per Mcf, a high-pressure gathering fee per Mcf, and a compression fee per Mcf, in each case subject to adjustments based on the consumer price index. If and to the extent we request that Antero Midstream Corporation construct new high pressure lines and compressor stations, the gathering and compression agreement contains minimum volume commitments that require Antero Resources to utilize or pay for 75% and 70%, respectively, of the requested capacity of such new construction for 10 years. In December 2019, the Company and Antero Midstream Corporation agreed to extend the initial term of the gathering and compression agreement to 2038 and established a growth incentive fee program whereby low pressure gathering fees will be reduced from 2020 through 2023 to the extent the Company achieves certain volumetric targets at certain points during such time. Upon completion of the initial contract term, the gathering and compression agreement will continue in effect from year to

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019 and June 30, 2020

year until such time as the agreement is terminated, effective upon an anniversary of the effective date of the agreement, by either the Company or Antero Midstream Corporation on or before the 180th day prior to the anniversary of such effective date. The Company achieved the volumetric targets for the three months ended March 31, 2020 and June 30, 2020, and Antero Midstream Corporation provided a rebate of $12 million in each period.

For the three and six months ended June 30, 2019, gathering and compression fees paid by Antero related to this agreement were $163 million and $315 million, respectively. For the three and six months ended June 30, 2020, gathering and compression fees paid by Antero related to this agreement were $166 million and $321 million, respectively. As of December 31, 2019 and June 30, 2020, $57 million and $53 million was included within Accounts payable, related parties, respectively, on the Condensed Consolidated Balance Sheet as due to Antero Midstream Corporation related to this agreement.

(14) Commitments

The table below is a schedule of future minimum payments for firm transportation, drilling rig and completion services, processing, gathering and compression, and office and equipment agreements, which include leases that have remaining lease terms in excess of one year as of June 30, 2020 (in thousands).

		Processing,
	Firm	gathering and	Land payment	Operating and	Imputed Interest
	transportation	compression	obligations	Financing Leases	for Leases
	(a)	(b)	(c)	(d)	(d)	Total
Remainder of 2020	$556,683	28,177	2,411	121,082	190,693	899,046
2021	1,075,940	55,780	2,859	224,744	358,646	1,717,969
2022	1,033,099	53,606	—	242,182	325,770	1,654,657
2023	1,055,974	58,565	—	275,311	287,772	1,677,622
2024	1,015,926	58,687	—	310,952	243,356	1,628,921
2025	976,717	47,385	—	286,511	195,119	1,505,732
Thereafter	6,927,112	105,138	—	1,103,944	397,815	8,534,009
Total	$12,641,451	407,338	5,270	2,564,726	1,999,171	17,617,956

(a)	Firm Transportation

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019 and June 30, 2020

(d)Leases, including imputed interest

The Company has obligations under contracts for services provided by drilling rigs and completion fleets, processing, gathering, and compression services agreements, and office and equipment leases. The values in the table represent the gross amounts that we are committed to pay; however, we will record in our financial statements our proportionate share of costs based on our working interests. Refer to Note 13—Leases to the unaudited condensed consolidated financial statements for more information on the Company’s operating and finance leases.

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

December 31, 2019 and June 30, 2020

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

(16) Contract Termination and Rig Stacking

The Company incurs costs associated with the delay or cancellation of drilling and completion contracts with third-party contractors. These costs are recorded in Contract termination and rig stacking and included in the statement of operations and comprehensive income (loss) for the three and six months ended June 30, 2019 and 2020 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2020	2019	2020
Contract termination and rig stacking	$5,604	11,071	$13,964	11,071

(17) Related Parties

Antero Midstream Partners’ operations comprised substantially all of the operations reflected in the gathering and processing, and water handling and treatment, results through March 12, 2019. Effective March 13, 2019, Antero Resources accounts for Antero Midstream Corporation as an equity method investment. See Note 3—Deconsolidation of Antero Midstream Partners LP to the unaudited condensed consolidated financial statements for more discussion on the Transactions.

Substantially all of the revenues for gathering and processing and water handling and treatment were derived from transactions with Antero Resources. See Note 18—Segment Information to the unaudited condensed consolidated financial statements for the operating results of the Company’s reportable segments.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019 and June 30, 2020

(18) Segment Information

See Note 2(l)—Summary of Significant Accounting Policies, Industry Segments and Geographic Information, to the unaudited condensed consolidated financial statements for a description of the Company’s determination of its reportable segments. Revenues from gathering and processing and water handling and treatment operations were primarily derived from intersegment transactions for services provided to the Company’s exploration and production operations prior to the closing of the Transactions. Through March 12, 2019, the results of Antero Midstream Partners were included in the consolidated financial statements of Antero Resources. Effective March 13, 2019, the results of Antero Midstream Partners are no longer consolidated in Antero Resources’ results; however, the Company’s segment disclosures include the results of our unconsolidated affiliates due to their significance to the Company’s operations. See Note 3—Deconsolidation of Antero Midstream Partners LP to the unaudited condensed consolidated financial statements for further discussion on the Transactions. Marketing revenues are primarily derived from activities to purchase and sell third-party natural gas and NGLs and to market excess firm transportation capacity to third parties.

Operating segments are evaluated based on their contribution to consolidated results, which is primarily determined by the respective operating income (loss) of each segment. General and administrative expenses were allocated to the midstream segment based on the nature of the expenses and on a combination of the segments’ proportionate share of the Company’s consolidated property and equipment, capital expenditures, and labor costs, as applicable. General and administrative expenses related to the marketing segment are not allocated because they are immaterial. Other income, income taxes, and interest expense are primarily managed and evaluated on a consolidated basis. Intersegment sales were transacted at prices which approximate market. Accounting policies for each segment are the same as the Company’s accounting policies described in Note 2—Summary of Significant Accounting Policies to the unaudited condensed consolidated financial statements.

The operating results and assets of the Company’s reportable segments were as follows for the three months ended June 30, 2019 and 2020 (in thousands):

			Equity Method	Elimination of
			Investment in	intersegment
	Exploration		Antero	transactions and
	and		Midstream	unconsolidated	Consolidated
	production	Marketing	Corporation	affiliates	total
Three months ended June 30, 2019:
Sales and revenues:
Third-party	$1,234,824	63,080	46	—	1,297,950
Intersegment	1,760	—	255,572	(255,618)	1,714
Total	$1,236,584	63,080	255,618	(255,618)	1,299,664

Operating expenses:
Lease operating	$40,857	—	50,549	(50,549)	40,857
Gathering, compression, processing, and transportation	566,834	—	12,311	(12,311)	566,834
Impairment of oil and gas properties	130,999	—	—	—	130,999
Impairment of midstream assets	—	—	594	(594)	—
Depletion, depreciation, and amortization	242,302	—	36,447	(36,447)	242,302
General and administrative	42,382	—	34,622	(34,622)	42,382
Other	38,755	137,539	3,504	(3,504)	176,294
Total	1,062,129	137,539	138,027	(138,027)	1,199,668
Operating income (loss)	$174,455	(74,459)	117,591	(117,591)	99,996
Equity in earnings of unconsolidated affiliates	$13,585	—	13,623	(13,623)	13,585
Investments in unconsolidated affiliates	$1,967,203	—	1,186,161	(1,186,161)	1,967,203
Segment assets	$17,305,519	25,361	6,769,009	(6,769,009)	17,330,880
Capital expenditures for segment assets	$342,253	—	125,185	(125,185)	342,253

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019 and June 30, 2020

			Equity Method	Elimination of
			Investment in	intersegment
	Exploration		Antero	transactions and
	and		Midstream	unconsolidated	Consolidated
	production	Marketing	Corporation	affiliates	total
Three months ended June 30, 2020:
Sales and revenues:
Third-party	$419,919	64,285	—	—	484,204
Intersegment	707	—	219,736	(219,736)	707
Total	$420,626	64,285	219,736	(219,736)	484,911

Operating expenses:
Lease operating	$24,742	—	—	—	24,742
Gathering, compression, processing, and transportation	631,845	—	42,067	(42,067)	631,845
Impairment of oil and gas properties	37,350	—	—	—	37,350
Depletion, depreciation, and amortization	214,035	—	27,745	(27,745)	214,035
General and administrative	38,403	—	12,422	(12,422)	38,403
Other	32,405	113,053	2,776	(2,776)	145,458
Total	978,780	113,053	85,010	(85,010)	1,091,833
Operating income (loss)	$(558,154)	(48,768)	134,726	(134,726)	(606,922)
Equity in earnings of unconsolidated affiliates	$20,228	—	20,947	(20,947)	20,228
Investments in unconsolidated affiliates	$279,805	—	729,823	(729,823)	279,805
Segment assets	$13,711,749	32,241	5,715,055	(5,715,055)	13,743,990
Capital expenditures for segment assets	$263,522	—	55,431	(55,431)	263,522

The operating results and assets of the Company’s reportable segments were as follows for the six months ended June 30, 2019 and 2020 (in thousands):

			Equity Method	Elimination of
			Investment in	intersegment
	Exploration		Antero	transactions and
	and		Midstream	unconsolidated	Consolidated
	production	Marketing	Corporation	affiliates	total
Six months ended June 30, 2019:
Sales and revenues:
Third-party	$2,176,459	154,266	50	—	2,330,775
Intersegment	3,518	—	309,676	(306,898)	6,296
Total	$2,179,977	154,266	309,726	(306,898)	2,337,071

Operating expenses:
Lease operating	$83,826	—	62,377	(63,614)	82,589
Gathering, compression, processing, and transportation	1,101,849	—	15,233	(125,719)	991,363
Impairment of oil and gas properties	212,243	—	—	—	212,243
Impairment of midstream assets	—	—	7,576	(594)	6,982
Depletion, depreciation, and amortization	460,796	—	44,097	(22,390)	482,503
General and administrative	92,290	—	54,431	(36,137)	110,584
Other	82,892	300,623	4,795	(3,792)	384,518
Total	2,033,896	300,623	188,509	(252,246)	2,270,782
Operating income (loss)	$146,081	(146,357)	121,217	(54,652)	66,289
Equity in earnings of unconsolidated affiliates	$15,402	—	16,503	(4,239)	27,666
Investments in unconsolidated affiliates	$1,967,203	—	1,186,161	(1,186,161)	1,967,203
Segment assets	$17,305,519	25,361	6,769,009	(6,769,009)	17,330,880
Capital expenditures for segment assets	$761,034	—	141,190	(88,038)	814,186

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019 and June 30, 2020

			Equity Method	Elimination of
			Investment in	intersegment
	Exploration		Antero	transactions and
	and		Midstream	unconsolidated	Consolidated
	production	Marketing	Corporation	affiliates	total
Six months ended June 30, 2020:
Sales and revenues:
Third-party	$1,690,153	110,358	—	—	1,800,511
Intersegment	1,505	—	463,444	(463,444)	1,505
Total	$1,691,658	110,358	463,444	(463,444)	1,802,016

Operating expenses:
Lease operating	$50,386	—	—	—	50,386
Gathering, compression, processing, and transportation	1,220,469	—	90,795	(90,795)	1,220,469
Impairment of oil and gas properties	126,570	—	—	—	126,570
Impairment of midstream assets	—	—	664,544	(664,544)	—
Depletion, depreciation, and amortization	413,712	—	55,088	(55,088)	413,712
General and administrative	69,624	—	25,959	(25,959)	69,624
Other	59,418	206,326	11,496	(11,496)	265,744
Total	1,940,179	206,326	847,882	(847,882)	2,146,505
Operating loss	$(248,521)	(95,968)	(384,438)	384,438	(344,489)
Equity in earnings (loss) of unconsolidated affiliates	$(107,827)	—	40,024	(40,024)	(107,827)
Investments in unconsolidated affiliates	$279,805	—	729,823	(729,823)	279,805
Segment assets	$13,711,749	32,241	5,715,055	(5,715,055)	13,743,990
Capital expenditures for segment assets	$575,133	—	123,414	(123,414)	575,133

(19) Subsidiary Guarantors

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

The following Condensed Consolidating Balance Sheets at December 31, 2019 and June 30, 2020, and the related Condensed Consolidating Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2019 and 2020, and Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2019 and 2020 present financial information for Antero Resources on a stand-alone basis (carrying its investment in subsidiaries using the equity method), financial information for the subsidiary guarantors, financial information for the non-guarantor subsidiaries, and the consolidation and elimination entries necessary to arrive at the information for the Company on a consolidated basis. The non-guarantor subsidiaries as of and for the three months ended June 30, 2020 represent Martica. The Company’s wholly owned subsidiaries are not restricted from making distributions to the Company.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019 and June 30, 2020

Condensed Consolidating Balance Sheet
December 31, 2019

(In thousands)

	Parent	Guarantor	Non-Guarantor
	(Antero)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Accounts receivable, net	$46,419	—	—	—	46,419
Accounts receivable, related parties	125,000	299,450	—	(299,450)	125,000
Accrued revenue	317,886	—	—	—	317,886
Derivative instruments	422,849	—	—	—	422,849
Other current assets	10,731	—	—	—	10,731
Total current assets	922,885	299,450	—	(299,450)	922,885
Property and equipment:
Oil and gas properties, at cost (successful efforts method):
Unproved properties	1,368,854	—	—	—	1,368,854
Proved properties	11,859,817	—	—	—	11,859,817
Gathering systems and facilities	5,802	—	—	—	5,802
Other property and equipment	71,895	—	—	—	71,895
	13,306,368	—	—	—	13,306,368
Less accumulated depletion, depreciation, and amortization	(3,327,629)	—	—	—	(3,327,629)
Property and equipment, net	9,978,739	—	—	—	9,978,739
Operating leases right-of-use assets	2,886,500	—	—	—	2,886,500
Derivative instruments	333,174	—	—	—	333,174
Investments in unconsolidated affiliate	243,048	812,129	—	—	1,055,177
Investments in consolidated affiliate	812,129	—	—	(812,129)	—
Other assets	21,094	—	—	—	21,094
Total assets	$15,197,569	1,111,579	—	(1,111,579)	15,197,569

Liabilities and Equity
Current liabilities:
Accounts payable	$14,498	—	—	—	14,498
Accounts payable, related parties	397,333	—	—	(299,450)	97,883
Accrued liabilities	400,850	—	—	—	400,850
Revenue distributions payable	207,988	—	—	—	207,988
Derivative instruments	6,721	—	—	—	6,721
Short-term lease liabilities	305,320	—	—	—	305,320
Other current liabilities	6,879	—	—	—	6,879
Total current liabilities	1,339,589	—	—	(299,450)	1,040,139
Long-term liabilities:
Long-term debt	3,758,868	—	—	—	3,758,868
Deferred income tax liability	781,987	—	—	—	781,987
Derivative instruments	3,519	—	—	—	3,519
Long-term lease liabilities	2,583,678	—	—	—	2,583,678
Other liabilities	58,635	—	—	—	58,635
Total liabilities	8,526,276	—	—	(299,450)	8,226,826
Equity:
Stockholders' equity:
Common stock	2,959	—	—	—	2,959
Additional paid-in capital	5,600,714	1,341,780	—	(812,129)	6,130,365
Accumulated earnings (loss)	1,067,620	(230,201)	—	—	837,419
Total stockholders' equity	6,671,293	1,111,579	—	(812,129)	6,970,743
Total liabilities and equity	$15,197,569	1,111,579	—	(1,111,579)	15,197,569

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019 and June 30, 2020

Condensed Consolidating Balance Sheet
June 30, 2020
(In thousands)

	Parent	Guarantor	Non-Guarantor
	(Antero)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$(6,793)	—	6,793	—	—
Accounts receivable	57,013	—	—	—	57,013
Accounts receivable, related parties	—	365,255	12,523	(377,778)	—
Accrued revenue	249,201	—	5,662	—	254,863
Derivative instruments	521,459	—	—	—	521,459
Other current assets	8,942	—	—	—	8,942
Total current assets	829,822	365,255	24,978	(377,778)	842,277
Property and equipment:
Oil and gas properties, at cost (successful efforts method):
Unproved properties	1,231,051	—	46,425	—	1,277,476
Proved properties	11,168,728	—	820,574	—	11,989,302
Gathering systems and facilities	5,802	—	—	—	5,802
Other property and equipment	72,649	—	—	—	72,649
	12,478,230	—	866,999	—	13,345,229
Less accumulated depletion, depreciation, and amortization	(3,406,859)	—	(1,240)	—	(3,408,099)
Property and equipment, net	9,071,371	—	865,759	—	9,937,130
Operating leases right-of-use assets	2,562,945	—	—	—	2,562,945
Derivative instruments	103,514	—	—	—	103,514
Investment in unconsolidated affiliate	68,134	211,671	—	—	279,805
Investments in consolidated affiliates	795,965	—	—	(795,965)	—
Other assets	18,319	—	—	—	18,319
Total assets	$13,450,070	576,926	890,737	(1,173,743)	13,743,990
Liabilities and Equity
Current liabilities:
Accounts payable	$33,323	—	3,413	—	36,736
Accounts payable, related parties	447,284	—	3,869	(377,778)	73,375
Accrued liabilities	339,388	—	—	—	339,388
Revenue distributions payable	173,759	—	—	—	173,759
Derivative instruments	2,905	—	747	—	3,652
Short-term lease liabilities	230,499	—	—	—	230,499
Other current liabilities	6,831	—	—	—	6,831
Total current liabilities	1,233,989	—	8,029	(377,778)	864,240
Long-term liabilities:
Long-term debt	3,518,076	—	—	—	3,518,076
Deferred income tax liability	529,598	—	—	—	529,598
Derivative instruments	967	—	1,591	—	2,558
Long-term lease liabilities	2,334,227	—	—	—	2,334,227
Other liabilities	62,312	—	—	—	62,312
Total liabilities	7,679,169	—	9,620	(377,778)	7,311,011
Equity:
Stockholders' equity:
Common stock	2,684	—	879,070	(879,070)	2,684
Additional paid-in capital	4,970,105	1,341,780	—	(213,718)	6,098,167
Accumulated earnings (loss)	798,112	(764,854)	2,047	—	35,305
Total stockholders' equity	5,770,901	576,926	881,117	(1,092,788)	6,136,156
Noncontrolling interest	—	—	—	296,823	296,823
Total liabilities and equity	$13,450,070	576,926	890,737	(1,173,743)	13,743,990

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019 and June 30, 2020

Condensed Consolidating Statement of Operations and Comprehensive Income

Three Months Ended June 30, 2019
(In thousands)

	Parent	Guarantor	Non-Guarantor
	(Antero)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue and other:
Natural gas sales	$553,372	—	—	—	553,372
Natural gas liquids sales	303,963	—	—	—	303,963
Oil sales	49,062	—	—	—	49,062
Commodity derivative fair value gains	328,427	—	—	—	328,427
Marketing	63,080	—	—	—	63,080
Other income	1,760	—	—	—	1,760
Total revenue and other	1,299,664	—	—	—	1,299,664
Operating expenses:
Lease operating	40,857	—	—	—	40,857
Gathering, compression, processing, and transportation	566,834	—	—	—	566,834
Production and ad valorem taxes	30,968	—	—	—	30,968
Marketing	137,539	—	—	—	137,539
Exploration	314	—	—	—	314
Impairment of oil and gas properties	130,999	—	—	—	130,999
Depletion, depreciation, and amortization	242,302	—	—	—	242,302
Loss on sale of assets	951	—	—	—	951
Accretion of asset retirement obligations	918	—	—	—	918
General and administrative	42,382	—	—	—	42,382
Contract termination and rig stacking	5,604	—	—	—	5,604
Total operating expenses	1,199,668	—	—	—	1,199,668
Operating income (loss)	99,996	—	—	—	99,996
Other income (expenses):
Equity in earnings of unconsolidated affiliates	4,410	9,175	—	—	13,585
Interest expense, net	(54,164)	—	—	—	(54,164)
Total other income (expenses)	(49,754)	9,175	—	—	(40,579)
Income before income taxes	50,242	9,175	—	—	59,417
Provision for income tax expense	(17,249)	—	—	—	(17,249)
Net income and comprehensive income attributable to Antero Resources Corporation	$32,993	9,175	—	—	42,168

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019 and June 30, 2020

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Three Months Ended June 30, 2020
(In thousands)

	Parent	Guarantor	Non-Guarantor
	(Antero)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue and other:
Natural gas sales	$363,975	—	3,440	—	367,415
Natural gas liquids sales	210,251	—	1,946	—	212,197
Oil sales	7,965	—	357	—	8,322
Commodity derivative fair value losses	(165,676)	—	(2,339)	—	(168,015)
Marketing	64,285	—	—	—	64,285
Other income	745	—	—	(38)	707
Total revenue and other	481,545	—	3,404	(38)	484,911
Operating expenses:
Lease operating	24,742	—	—	—	24,742
Gathering, compression, processing, and transportation	631,845	—	—	—	631,845
Production and ad valorem taxes	19,913	—	79	—	19,992
Marketing	113,053	—	—	—	113,053
Exploration	231	—	—	—	231
Impairment of oil and gas properties	37,350	—	—	—	37,350
Depletion, depreciation, and amortization	212,795	—	1,240	—	214,035
Accretion of asset retirement obligations	1,111	—	—	—	1,111
General and administrative	38,403	—	38	(38)	38,403
Contract termination and rig stacking	11,071	—	—	—	11,071
Total operating expenses	1,090,514	—	1,357	(38)	1,091,833
Operating income (loss)	(608,969)	—	2,047	—	(606,922)
Other income (expenses):
Equity in earnings of unconsolidated affiliates	355	19,873	—	—	20,228
Transaction expense	(6,138)	—	—	—	(6,138)
Interest expense, net	(51,811)	—	—	—	(51,811)
Gain on early extinguishment of debt	39,171	—	—	—	39,171
Total other income (expenses)	(18,423)	19,873	—	—	1,450
Income (loss) before income taxes	(627,392)	19,873	2,047	—	(605,472)
Provision for income tax benefit	142,404	—	—	—	142,404
Net income (loss) and comprehensive income (loss) including noncontrolling interests	(484,988)	19,873	2,047	—	(463,068)
Net income and comprehensive income attributable to noncontrolling interests	—			236	236
Net income (loss) and comprehensive income (loss) attributable to Antero Resources Corporation	$(484,988)	19,873	2,047	(236)	(463,304)

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019 and June 30, 2020

Condensed Consolidating Statement of Operations and Comprehensive Income

Six Months Ended June 30, 2019
(In thousands)

	Parent	Guarantor	Non-Guarantor
	(Antero)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue and other:
Natural gas sales	$1,210,638	—	—	—	1,210,638
Natural gas liquids sales	617,648	—	—	—	617,648
Oil sales	97,114	—	—	—	97,114
Commodity derivative fair value gains	251,059	—	—	—	251,059
Gathering, compression, water handling and treatment	—	—	218,360	(213,881)	4,479
Marketing	154,266	—	—	—	154,266
Other income	3,518	—	—	(1,651)	1,867
Total revenue and other	2,334,243	—	218,360	(215,532)	2,337,071
Operating expenses:
Lease operating	83,826	—	64,818	(66,055)	82,589
Gathering, compression, processing, and transportation	1,101,849	—	—	(110,486)	991,363
Production and ad valorem taxes	65,706	—	—	940	66,646
Marketing	300,623	—	—	—	300,623
Exploration	440	—	—	—	440
Impairment of oil and gas properties	212,243	—	—	—	212,243
Impairment of midstream assets	—	—	6,982	—	6,982
Depletion, depreciation, and amortization	460,796	—	21,707	—	482,503
Loss on sale of asset	951				951
Accretion of asset retirement obligations	1,831	—	63	—	1,894
General and administrative	92,290	—	18,793	(499)	110,584
Contract termination and rig stacking	13,964	—	—	—	13,964
Accretion of contingent acquisition consideration	—	—	1,928	(1,928)	—
Total operating expenses	2,334,519	—	114,291	(178,028)	2,270,782
Operating income (loss)	(276)	—	104,069	(37,504)	66,289
Other income (expenses):
Equity in earnings of unconsolidated affiliates	4,999	10,403	12,264	—	27,666
Interest expense, net	(109,299)	—	(16,815)	—	(126,114)
Equity in earnings of affiliates	15,021	—	—	(15,021)	—
Gain on deconsolidation of Antero Midstream Partners LP	1,205,705	200,337	—	—	1,406,042
Total other expenses	1,116,426	210,740	(4,551)	(15,021)	1,307,594
Income before income taxes	1,116,150	210,740	99,518	(52,525)	1,373,883
Provision for income tax expense	(305,959)	—	—	—	(305,959)
Net income and comprehensive income including noncontrolling interests	810,191	210,740	99,518	(52,525)	1,067,924
Net income and comprehensive income attributable to noncontrolling interests	—	—	—	46,993	46,993
Net income and comprehensive income attributable to Antero Resources Corporation	$810,191	210,740	99,518	(99,518)	1,020,931

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019 and June 30, 2020

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Six Months Ended June 30, 2020
(In thousands)

	Parent	Guarantor	Non-Guarantor
	(Antero)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenue and other:
Natural gas sales	$775,057	—	3,440	—	778,497
Natural gas liquids sales	467,924	—	1,946	—	469,870
Oil sales	43,611	—	357	—	43,968
Commodity derivative fair value gains (losses)	400,157	—	(2,339)	—	397,818
Marketing	110,358	—	—	—	110,358
Other income	1,543	—	—	(38)	1,505
Total revenue and other	1,798,650	—	3,404	(38)	1,802,016
Operating expenses:
Lease operating	50,386	—	—	—	50,386
Gathering, compression, processing, and transportation	1,220,469	—	—	—	1,220,469
Production and ad valorem taxes	45,612	—	79	—	45,691
Marketing	206,326	—	—	—	206,326
Exploration	441	—	—	—	441
Impairment of oil and gas properties	126,570	—	—	—	126,570
Depletion, depreciation, and amortization	412,472	—	1,240	—	413,712
Accretion of asset retirement obligations	2,215	—	—	—	2,215
General and administrative	69,624	—	38	(38)	69,624
Contract termination and rig stacking	11,071	—	—	—	11,071
Total operating expenses	2,145,186	—	1,357	(38)	2,146,505
Operating income (loss)	(346,536)	—	2,047	—	(344,489)
Other income (expenses):
Equity in loss of unconsolidated affiliates	(39,957)	(67,870)	—	—	(107,827)
Impairment of equity investment	(143,849)	(466,783)	—	—	(610,632)
Transaction expense	(6,138)	—	—	—	(6,138)
Interest expense, net	(104,913)	—	—	—	(104,913)
Gain on early extinguishment of debt	119,732	—	—	—	119,732
Total other expenses	(175,125)	(534,653)	—	—	(709,778)
Income (loss) before income taxes	(521,661)	(534,653)	2,047	—	(1,054,267)
Provision for income tax benefit	252,389	—	—	—	252,389
Net income (loss) and comprehensive income (loss) including noncontrolling interests	(269,272)	(534,653)	2,047	—	(801,878)
Net income and comprehensive income attributable to noncontrolling interests	—	—	—	236	236
Net income (loss) and comprehensive income (loss) attributable to Antero Resources Corporation	$(269,272)	(534,653)	2,047	(236)	(802,114)

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019 and June 30, 2020

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2019
(In thousands)

	Parent	Guarantor	Non-Guarantor
	(Antero)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities:
Net income including noncontrolling interests	$810,191	210,740	99,518	(52,525)	1,067,924
Adjustments to reconcile net income to net cash provided by operating activities:	—
Depletion, depreciation, amortization, and accretion	462,627	—	21,770	—	484,397
Impairments	212,243	—	6,982	—	219,225
Commodity derivative fair value gains	(251,059)	—	—	—	(251,059)
Gains on settled commodity derivatives	141,791	—	—	—	141,791
Deferred income tax expense	304,963	—	—	—	304,963
Loss on sale of assets	951	—	—	—	951
Equity-based compensation expense	12,975	—	2,477	—	15,452
Equity in earnings of affiliates	(15,021)	—	—	15,021	—
Equity in earnings of unconsolidated affiliates	(4,999)	(10,403)	(12,264)	—	(27,666)
Distributions/dividends of earnings from unconsolidated affiliates	47,922	—	12,605	—	60,527
Gain on deconsolidation of Antero Midstream Partners LP	(1,205,705)	(200,337)	—	—	(1,406,042)
Distributions from Antero Midstream Partners LP	94,391	—	—	(94,391)	—
Other	(43,002)	—	750	47,922	5,670
Changes in current assets and liabilities	134,740	—	(10,573)	16,808	140,975
Net cash provided by operating activities	703,008	—	121,265	(67,165)	757,108
Cash flows provided by (used in) investing activities:
Additions to unproved properties	(56,814)	—	—	—	(56,814)
Drilling and completion costs	(700,653)	—	—	20,565	(680,088)
Additions to water handling and treatment systems	—	—	(24,547)	131	(24,416)
Additions to gathering systems and facilities	—	—	(48,239)	—	(48,239)
Additions to other property and equipment	(3,567)	—	(1,062)	—	(4,629)
Investments in unconsolidated affiliates	—	—	(25,020)	—	(25,020)
Proceeds from the Antero Midstream Partners LP Transactions	296,611	—	—	—	296,611
Change in other assets	(1,617)	—	(3,357)	—	(4,974)
Proceeds from sale of assets	1,983				1,983
Net cash used in investing activities	(464,057)	—	(102,225)	20,696	(545,586)
Cash flows provided by (used in) financing activities:
Issuance of senior notes	—	—	650,000	—	650,000
Borrowings (repayments) on bank credit facility, net	(235,379)	—	90,379	—	(145,000)
Payments of deferred financing costs	(791)	—	(7,468)	—	(8,259)
Distributions to noncontrolling interests in Antero Midstream Partners LP	—	—	(131,545)	46,469	(85,076)
Employee tax withholding for settlement of equity compensation awards	(2,266)	—	(29)	—	(2,295)
Other	(515)	—	(845)	—	(1,360)
Net cash provided by (used in) financing activities	(238,951)	—	600,492	46,469	408,010
Effect of deconsolidation of Antero Midstream Partners LP	—	—	(619,532)	—	(619,532)
Net increase (decrease) in cash and cash equivalents	—	—	—	—	—
Cash and cash equivalents, beginning of period	—	—	—	—	—
Cash and cash equivalents, end of period	$—	—	—	—	—

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019 and June 30, 2020

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2020

(In thousands)

	Parent	Guarantor	Non-Guarantor
	(Antero)	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows provided by (used in) operating activities:
Net income (loss) including noncontrolling interests	$(269,272)	(534,653)	2,047	—	(801,878)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, amortization, and accretion	414,687	—	1,240	—	415,927
Impairment of oil and gas properties	126,570	—	—	—	126,570
Commodity derivative fair value (gains) losses	(400,157)	—	2,339	—	(397,818)
Gains on settled commodity derivatives	524,838	—	—	—	524,838
Equity-based compensation expense	11,302	—	—	—	11,302
Deferred income tax benefit	(252,389)	—	—	—	(252,389)
Gain on early extinguishment of debt	(119,732)	—	—	—	(119,732)
Equity in loss of unconsolidated affiliates	39,957	67,870	—	—	107,827
Impairment of equity investment	143,849	466,783	—	—	610,632
Distributions/dividends of earnings from unconsolidated affiliates	85,511	—	—	—	85,511
Other	4,433	—	—	—	4,433
Changes in current assets and liabilities	7,043	—	(5,626)	—	1,417
Net cash provided by operating activities	316,640	—	—	—	316,640
Cash flows provided by (used in) investing activities:
Additions to unproved properties	(21,672)	—	—	—	(21,672)
Drilling and completion costs	(552,227)	—	—	—	(552,227)
Additions to other property and equipment	(1,234)	—	—	—	(1,234)
Settlement of water earnout	125,000	—	—	—	125,000
Change in other assets	525	—	—	—	525
Net cash used in investing activities	(449,608)	—	—	—	(449,608)
Cash flows provided by (used in) financing activities:
Repurchases of common stock	(43,443)	—	—	—	(43,443)
Repayment of senior notes	(496,541)	—	—	—	(496,541)
Borrowings on bank credit facility, net	374,000	—	—	—	374,000
Sale (purchase) noncontrolling interests	(6,793)	—	306,793	—	300,000
(Distributions) proceeds to interest holders	300,000	—	(300,000)	—	—
Employee tax withholding for settlement of equity compensation awards	(331)	—	—	—	(331)
Other	(717)	—	—	—	(717)
Net cash provided by financing activities	126,175	—	6,793	—	132,968
Net increase in cash and cash equivalents	(6,793)	—	6,793	—	—
Cash and cash equivalents, beginning of period	—	—	—	—	—
Cash and cash equivalents, end of period	$(6,793)	—	6,793	—	—

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

We have assembled a portfolio of long-lived properties that are characterized by what we believe to be low geologic risk and repeatability. Our drilling opportunities are focused in the Marcellus Shale and Utica Shale of the Appalachian Basin. As of June 30, 2020, we held approximately 531,000 net acres of rich gas and dry gas properties located in the Appalachian Basin in West Virginia and Ohio. Our corporate headquarters are in Denver, Colorado.

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

2020 Developments and Highlights

COVID-19 Pandemic

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Governments have tried to slow the spread of the virus by imposing social distancing guidelines, travel restrictions and stay-at-home orders, which have caused a significant decrease in activity in the global economy and the demand for oil and, to a lesser extent, natural gas and NGLs. Also in March 2020, Saudi Arabia and Russia failed to agree to cut production of oil along with the Organization of the Petroleum Exporting Countries (“OPEC”), and Saudi Arabia significantly reduced the price at which it sells oil and announced plans to increase production, which contributed to a sharp drop in the price of oil. While OPEC, Russia and other allied producers reached an agreement in April 2020 to reduce production, oil prices have remained low. The imbalance between the supply of and demand for oil, as well as the uncertainty around the extent and timing of an economic recovery, have caused extreme market volatility and a substantial adverse effect on commodity prices.

As a producer of natural gas, NGLs and oil, we are recognized as an essential business under various federal, state and local regulations related to the COVID-19 pandemic. We have continued to operate as permitted under these regulations while taking steps to protect the health and safety of our workers. We have implemented protocols to reduce the risk of an outbreak within our field operations, and these protocols have not reduced production or efficiency in a significant manner. A substantial portion of our non-

field level employees continue to operate in remote work from home arrangements, and we have been able to maintain a consistent level of effectiveness through these arrangements, including maintaining our day-to-day operations, our financial reporting systems and our internal control over financial reporting.

Our natural gas, NGLs and oil producing properties are located in the liquids-rich Appalachian Basin. Although the decline in oil prices has negatively impacted our oil revenue, oil sales represented approximately 2% and 4% of our total revenue for the six months ended June 30, 2020 and the year ended December 31, 2019, respectively. While natural gas prices also declined during the first half of 2020, the decline in natural gas prices has been far less significant than the decline in oil prices. C3+ NGL prices during the second quarter were negatively impacted by weak demand for normal butane (nC4), isobutane (iC4), and pentane (C5), all of which are used for gasoline. The COVID-19 induced demand destruction on gasoline forced C5 prices below propane prices for much of April to under $0.40 per gallon. The benchmark C5 price in July has been in the range of $0.60 to $0.70 per gallon.

In addition, we have hedged through fixed price contracts the sale of 2.2 Bcf per day of natural gas at a weighted average price of $2.87 per MMBtu for the remainder of 2020. Our hedges cover a substantial majority of our expected natural gas production in 2020. We also have fixed priced contracts for the sale of 10,315 barrels per day of propane at a weighted average price of $0.65 per gallon, 24,500 barrels per day of ethane at a weighted average price of $0.20 per gallon and 26,000 barrels per day of oil at a weighted average price of $55.63 per barrel for the remainder of 2020. These fixed price contracts resulted in total commodity derivative fair value gains of $398 million during the six months ended June 30, 2020, including settled commodity derivative gains of $314 million and $525 million during the three and six months ended June 30, 2020, respectively. All of our hedges are financial hedges and do not have physical delivery requirements. As such, any decreases in anticipated production, whether as a result of decreased development activity, shut-ins, or through transactions under our asset sale plan, will not impact our ability to realize the benefits of the hedges.

Our natural gas and NGLs are primarily used in manufacturing, power generation and heating rather than transportation. While we have seen a decrease in the overall demand for these products, demand for natural gas and NGLs has not declined as much as demand for oil, and there has not been as substantial an oversupply of natural gas and NGLs as there has been of oil. Furthermore, the decrease in demand for oil has significantly reduced the number of rigs drilling for oil in the continental U.S. and, as a result, estimates of future gas supply associated with oil production have declined. Additionally, the restart of economic activity in Asia and Europe, coupled with lower LPG production from refineries in the U.S., Europe, and Asia during the second quarter, provided support for international LPG prices relative to oil. Further, reductions in OPEC+ and North American oil production and the associated NGL volumes are expected to have a supportive effect on propane and butane prices through the remainder of 2020 and into 2021.

During the second quarter of 2020, we shipped 54% of our total C3+ NGL net production on Mariner East 2 for export and realized a $0.04 per gallon premium to Mont Belvieu pricing on these volumes at Marcus Hook, PA. We sold the remaining 46% of C3+ NGL net production at a $0.12 per gallon discount to Mont Belvieu pricing at Hopedale, OH. We expect to sell at least 50% of our C3+ NGL full-year production in 2020 at Marcus Hook for export at a premium to Mont Belvieu.

Condensate differentials to WTI expanded to nearly $20/Bbl during the second quarter, but have begun to return to pre-pandemic levels as gasoline demand improved through the summer months. Pre-hedge oil realizations were negatively impacted during the quarter as Antero sold volumes at a material discount to WTI in order to keep from shutting in production volumes. This period of weak condensate demand driven by the pandemic coincided with an active well completion quarter for Antero that brought on large condensate volumes. The negative impact from wider oil differentials was more than offset by the benefit of maintaining full natural gas and NGL volumes. Antero expects its full year 2020 realized oil price differential to be $10.00/Bbl to $12.00/Bbl, as the differential normalizes during the second half of 2020.

Our supply chain also has not experienced any significant interruptions. The industry continues to experience storage capacity constraints for oil and certain NGL products, and we may become subject to those constraints if we are not able to sell our production or certain components thereof, or enter into additional storage arrangements. The lack of a market or available storage for any one NGL product or oil could result in our having to delay or discontinue well completions and commercial production or shut in production for other products because we cannot curtail the production of individual products in a meaningful way without reducing production of other products. Potential impacts of these constraints may include partial shut-in of production, although we are not able to determine the extent of shut-ins or for how long they may last. However, because some of our wells produce rich gas, which is processed, and some produce dry gas, which does not require processing, we can change the mix of products that we produce and wells that we complete to adjust our production to address takeaway capacity constraints for certain products. For example, we can shut-in rich gas wells and still produce from our dry gas wells if processing or storage capacity of NGL products becomes further limited or constrained. Also, prior to the COVID-19 pandemic, we had developed a diverse set of buyers and destinations, as well as in-field and off-site storage capacity for our condensate volumes.

During the second quarter of 2020, condensate differentials to WTI were notably wider as a result of COVID-19 demand destruction at both the Appalachia regional level and national level. To protect against production curtailments and shut-ins due to insufficient storage capacity, Antero expanded its customer base and its condensate storage capacity within the basin. In addition, Antero entered into transactions that required buyers to transport product to more distant markets and storage, which coincided with substantially weakened crack spreads for refined products. To date, Antero has not shut in or curtailed any production from its assets as a result of COVID-19 demand issues and does not expect to shut in any volumes during 2020.

In addition, as discussed below in “—2020 Capital Budget and Capital Spending,” in April 2020, we announced a 34% reduction in our drilling and completion capital budget for 2020. During the second quarter, our ongoing emphasis on completion efficiencies resulted in material improvements and these efficiency gains led to average well costs below $700 per foot during the months of May and June, despite only partial vendor cost savings being realized. We expect further well cost savings during the second half of 2020 as we fully realize vendor cost savings. We continue to monitor our five-year drilling plan and will make further revisions as appropriate. Reducing the 2020 capital budget may impact production levels in 2021 and forward to the extent fewer wells are brought online.

During the first quarter of 2020 and the two preceding quarters, we recognized various impairment charges related to the decline in commodity prices and the value of our investment in Antero Midstream Corporation. At this time, we do not anticipate any further impairment charges in our equity method investment in Antero Midstream Corporation, as the value of our equity method investment has increased since the end of the first quarter of 2020. Additional impairment charges related to our assets may occur if we experience disruptions in production, additional or sustained declines in the forward commodity price strip from June 30, 2020, unresolved storage capacity restraints or other consequences caused by the COVID-19 pandemic.

In April 2020, the borrowing base supporting our Credit Facility was subject to its annual redetermination. The bank prices used in the April 2020 redetermination were materially lower than those used in the April 2019 redetermination and, as a result, the lenders under our Credit Facility reduced our borrowing base to $2.85 billion. Lender commitments remained unchanged at $2.64 billion, providing us with a consistent amount of available borrowings. Our borrowing base is now subject to a semi-annual redetermination and, therefore, our available borrowings and liquidity could be impacted by an additional redetermination in October 2020.

In addition, our borrowing capacity is directly impacted by the amount of financial assurance we are required to provide in the form of letters of credit to third parties, primarily pipeline capacity providers. The amount of financial assurance we must provide has not increased during the COVID-19 pandemic and, thus far, we have not experienced any losses due to counterparty risk. However, our ability to limit any additional financial assurance we are required to provide, as well as to protect ourselves from the counterparty risk of our financial hedges, may be limited in the future. Since the onset of the COVID-19 pandemic, we have timely serviced our debt and other obligations, and we have not implemented or requested any concessions or materially modified the terms of any agreements.

The COVID-19 pandemic, commodity market volatility and resulting financial market instability are variables beyond our control and may adversely impact our generation of funds from operating cash flows, distributions from unconsolidated affiliates, available borrowings under our Credit Facility and our ability to access the capital markets. In addition, our plan to strengthen our balance sheet through significant absolute debt reduction depends upon our ability to identify and continue to successfully execute our previously announced $750 million to $1.0 billion asset sale program. Instability in the financial markets and uncertainty in the general business environment resulting from the COVID-19 pandemic may impact our ability to further execute our asset sale program on the terms and the timeframe previously anticipated. To the extent we are not able to execute additional components of our asset sale plan or access the capital markets, we may have to delay or reduce our planned capital expenditures in future years.

Conveyance of Overriding Royalty Interest

On June 15, 2020, we announced the consummation of a transaction with an affiliate of Sixth Street Partners, LLC (“Sixth Street”) relating to certain overriding royalty interests across our existing asset base (the “ORRIs”). In connection with the transaction, we contributed the ORRIs to a newly formed subsidiary, Martica Holdings LLC (“Martica”), and Sixth Street contributed $300 million in cash (subject to customary adjustments) and agreed to contribute up to an additional $102 million in cash if certain production targets attributable to the ORRIs are achieved. All cash contributed by Sixth Street was distributed to us.

The ORRIs include an overriding royalty interest of 1.25% of our working interest in all of its proved developed operated properties in West Virginia and Ohio, subject to certain excluded wells (the “Initial PDP Override”), and an overriding royalty interest of 3.75% of our working interest in all of its undeveloped properties in West Virginia and Ohio (the “Development Override”). Wells turned to sales after April 1, 2020 and prior to the later of (a) the date on which we turn to sales 2.2 million lateral feet (net to our interest) of horizontal wells burdened by the Development Override and (b) the earlier of (i) April 1, 2023 and (ii) the date on which we turn to sales 3.82 million lateral feet (net to our interest) of horizontal wells are subject to the Development Override.

The ORRIs also include an additional overriding royalty interest of 2.00% of our working interest in the properties underlying the Initial PDP Override (the “Incremental Override”). The Incremental Override (or a portion thereof, as applicable) may be re-conveyed to us (at our election) if certain production targets attributable to the ORRIs are achieved through March 31, 2023. Any portion of the Incremental Override that may not be re-conveyed to us based on us achieving such production volumes through March 31, 2023 will remain with Martica.

Prior to Sixth Street achieving an internal rate of return of 13% and 1.5x cash-on-cash return (the “Hurdle”), Sixth Street will receive all distributions in respect of the Initial PDP Override and the Development Override, and we will receive all distributions in respect of the Incremental Override, unless certain production targets are not achieved, in which case Sixth Street will receive some or all of the distributions in respect of the Incremental Override. Following Sixth Street achieving the Hurdle, we will receive 85% of the distributions in respect of the ORRIs to which Sixth Street was entitled immediately prior to the Hurdle being achieved.

Production and Financial Results

Three months ended June 30, 2020. For the three months ended June 30, 2020 our net production totaled 320 Bcfe, or 3,521 MMcfe per day, a 9% increase in daily gas equivalent production compared to 294 Bcfe, or 3,226 MMcfe per day, for the three months ended June 30, 2019. Production increases resulted from an increase in the number of producing wells as a result of our drilling and completion activity. Our average price received for production, before the effects of gains on settled commodity derivatives for the three months ended June 30, 2020 was $1.83 per Mcfe compared to $3.09 per Mcfe for the three months ended June 30, 2019. Our average realized price after the effects of gains on settled commodity derivatives was $2.81 per Mcfe for the three months ended June 30, 2020 compared to $3.24 per Mcfe for the three months ended June 30, 2019, a decrease of 13%.

We generated consolidated cash flows from operations of $116 million, net loss attributable to Antero of $463 million, and Adjusted EBITDAX of $186 million for the three months ended June 30, 2020. This compares to consolidated cash flows from operations of $218 million, consolidated net income attributable to Antero Resources of $42 million, and Adjusted EBITDAX of $252 million for the three months ended June 30, 2019. See “—Non-GAAP Financial Measures” for a definition of Adjusted EBITDAX and a reconciliation of Adjusted EBITDAX to net cash provided by operating activities and net income (loss).

Cash flows from operations decreased by $102 million for the three months ended June 30, 2020 compared to the prior year period primarily due to decreases in commodity prices both before and after the effects of settled commodity derivatives, increases in processing and transportation costs, and changes in current assets and liabilities. Consolidated net loss attributable to Antero Resources of $463 million for the three months ended June 30, 2020 decreased from consolidated net income attributable to Antero Resources of $42 million for the three months ended June 30, 2019 primarily due to decreases in commodity derivative fair value gains (losses) and commodity prices and expense increases in processing and transportation costs.

Adjusted EBITDAX decreased from $252 million for the three months ended June 30, 2019 to $186 million for the three months ended June 30, 2020, a decrease of 26%, primarily due to the decrease in commodity prices of 41% per Mcfe before and 13% per Mcfe after the effects of settled commodity derivatives, and increased compression and transportation costs.

Six months ended June 30, 2020. For the six months ended June 30, 2020 our net production totaled 627 Bcfe, or 3,444 MMcfe per day, a 10% increase in daily combined production compared to 572 Bcfe, or 3,163 MMcfe per day, for the six months ended June 30, 2019. Production increases resulted from an increase in the number of producing wells as a result of our drilling and completion activity. Our average price received for production, before the effects of gains on settled commodity derivatives for the six months ended June 30, 2020 was $2.06 per Mcfe compared to $3.36 per Mcfe for the six months ended June 30, 2019. Our average realized price after the effects of gains on settled commodity derivatives was $2.90 per Mcfe for the six months ended June 30, 2020 compared to $3.61 per Mcfe for the six months ended June 30, 2019, a decrease of 20%.

We generated consolidated cash flows from operations of $317 million, net loss attributable to Antero of $802 million, and Adjusted EBITDAX of $430 million for the six months ended June 30, 2020. This compares to consolidated cash flows from operations of $757 million, consolidated net income attributable to Antero Resources of $1.0 billion, and Adjusted EBITDAX of $694 million for the six months ended June 30, 2019.

Cash flows from operations decreased by $440 million for the six months ended June 30, 2020 compared to the prior year period primarily due to decreases in commodity prices both before and after the effects of settled commodity derivatives, increases in gathering, compression, processing and transportation costs, and changes in current assets and liabilities. Consolidated net loss attributable to Antero Resources of $802 million for the six months ended June 30, 2020 decreased from consolidated net income attributable to Antero Resources of $1.0 billion for the six months ended June 30, 2019 primarily due to the gain on deconsolidation of Antero Midstream Partners in 2019 partially offset by commodity derivative realized and fair value gains in 2020. The six months ended June 30, 2020 was also impacted by an impairment of equity investment due to the decline in Antero Midstream Corporation’s fair value, Antero Midstream Corporation’s reporting a loss for such period, and the decreases in commodity prices both before and after the effects of settled commodity derivatives and increases in gathering, compression, processing and transportation costs.

Adjusted EBITDAX decreased from $694 million for the six months ended June 30, 2019 to $430 million for the six months ended June 30, 2020, a decrease of 38%, primarily due to the decrease in commodity prices of 39% per Mcfe before and 20% per Mcfe after the effects of settled commodity derivatives, and increased gathering, compression, processing and transportation costs. A portion of the cost increases are the result of the deconsolidation of Antero Midstream Partners as costs that were previously eliminated in consolidation are now expensed.

2020 Capital Budget and Capital Spending

On April 20, 2020, we announced our revised 2020 drilling and completion capital budget of $750 million. We do not include acquisitions in our capital budget. We periodically review our capital expenditures and adjust our budget and its allocation based on commodity prices, takeaway constraints, operating cash flow and liquidity.

Three months ended June 30, 2020. For the three months ended June 30, 2020, our capital expenditures were approximately $264 million, including drilling and completion costs of $252 million, leasehold acquisitions of $11 million, and other capital expenditures of less than $1 million. Our capital expenditures for the three months ended June 30, 2019 of approximately $342 million included drilling and completion costs of $311 million, leasehold acquisitions of $29 million, and other capital expenditures of $2 million. This 23% reduction in capital costs was a result of our well cost savings initiatives, which include savings resulting from service cost deflation, sand and water logistics optimization, as well as operational efficiency gains.

Six months ended June 30, 2020. For the six months ended June 30, 2020, our capital expenditures were approximately $575 million, including drilling and completion costs of $552 million, leasehold acquisitions of $22 million, and other capital expenditures of $1 million. Our exploration and production capital expenditures for the six months ended June 30, 2019 of approximately $742 million included drilling and completion costs of $680 million, leasehold acquisitions of $57 million, and other capital expenditures of $5 million. This 22% reduction in capital costs was a result of our well cost savings initiatives, which include savings resulting from service cost deflation, sand and water logistics optimization, as well as operational efficiency gains.

In addition, consolidated capital expenditures for the six months ended June 30, 2019 included gathering and compression expenditures of $48 million and water handling and treatment expenditures of $24 million. Antero Midstream Partners also invested $25 million in a joint venture. These expenditures relate to the period prior to deconsolidation of Antero Midstream Partners on March 12, 2019.

Hedge Position (Excluding Martica)

At June 30, 2020, we had fixed price natural gas swap contracts on NYMEX Henry Hub for the period from July 2020 through December 2023 covering 1.8 Tcf of our projected natural gas production at a weighted average index price of $2.71 per MMBtu, including contracts for the remainder of 2020 of approximately 410 Bcf of natural gas at a weighted average index price of $2.87 per MMBtu. At June 30, 2020, we also had basis swaps for the period from July 2020 through December 2024 for approximately 84.1 Bcf of our projected natural gas production with pricing differentials ranging from $0.35 to $0.53 per MMBtu that hedge the difference between TCO and the NYMEX Henry Hub. In addition, we have a call option agreement, which entitles the holder, if exercised, to enter into a fixed price swap agreement for approximately 428 MMBtu per day at a price of $2.77 per MMBtu in 2024.

At June 30, 2020, we had fixed price oil swap contracts on NYMEX-WTI for the period from July 2020 through December 2021 covering approximately 5.9 million barrels of our projected oil production at a weighted average index price of $55.54 per barrel. Additionally, we had fixed price propane swap contracts on ARA Propane for the period from July 2020 through December 2020 covering approximately 1.9 million barrels of our projected propane production at a weighted average index price of $0.65 per gallon. We also had fixed price ethane swap contracts on OPIS Ethane Mt Belv for the period from July 2020 through March 2021 covering approximately 6.2 million barrels of our projected ethane production at a weighted average index price of $0.20 per gallon.

As a result of the ORRI transaction, we monetized 100,000 MMBtu/d of 2021 natural gas hedges in July 2020 for proceeds of approximately $29 million.

We believe our hedge position provides some certainty to cash flows supporting our future operations and capital spending plans. As of June 30, 2020, the estimated fair value of our commodity derivative contracts was approximately $619 million.

Results of Operations

We have three operating segments: (1) the exploration, development and production of natural gas, NGLs, and oil; (2) marketing and utilization of excess firm transportation capacity gathering and processing; and (3) equity method investment in Antero Midstream Corporation. Revenues from Antero Midstream Corporation’s operations were primarily derived from intersegment transactions for services provided to our exploration and production operations by Antero Midstream Partners. All intersegment transactions were eliminated upon consolidation, including revenues from water handling and treatment services provided by Antero Midstream Partners, which we capitalized as proved property development costs. Through March 12, 2019, the results of Antero Midstream Partners were included in our consolidated financial statements. Effective March 13, 2019, the results of Antero Midstream Partners are no longer included in our results; however, our disclosures include the segments of our unconsolidated affiliates due to their significance to our operations. See Note 3—Deconsolidation of Antero Midstream Partners LP to the unaudited condensed consolidated financial statements for further discussion on the Transactions and Note 18—Segment Information to the unaudited condensed consolidated financial statements for disclosures on our reportable segments. Marketing revenues are primarily derived from activities to purchase and sell third-party natural gas and NGLs and to market and utilize excess firm transportation capacity.

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2020

The operating results of our reportable segments were as follows for the three months ended June 30, 2019 and 2020 (in thousands):

			Equity Method	Elimination of
			Investment in	intersegment
	Exploration		Antero	transactions and
	and		Midstream	unconsolidated	Consolidated
	production	Marketing	Corporation	affiliates	total
Three months ended June 30, 2019:
Revenue and other:
Natural gas sales	$553,372	—	—	—	553,372
Natural gas liquids sales	303,963	—	—	—	303,963
Oil sales	49,062	—	—	—	49,062
Commodity derivative fair value gains	328,427	—	—	—	328,427
Gathering, compression, water handling and treatment	—	—	264,152	(264,152)	—
Marketing	—	63,080	—	—	63,080
Other income	1,760	—	(8,534)	8,534	1,760
Total	$1,236,584	63,080	255,618	(255,618)	1,299,664

Operating expenses:
Lease operating	$40,857	—	50,549	(50,549)	40,857
Gathering and compression	210,149	—	12,311	(12,311)	210,149
Processing	193,018	—	—	—	193,018
Transportation	163,667	—	—	—	163,667
Production and ad valorem taxes	30,968	—	1,138	(1,138)	30,968
Marketing	—	137,539	—	—	137,539
Exploration	314	—	—	—	314
Impairment of oil and gas properties	130,999	—	—	—	130,999
Impairment of midstream assets	—	—	594	(594)	—
Depletion, depreciation, and amortization	242,302	—	36,447	(36,447)	242,302
Loss on sale of assets	951	—	—	—	951
Accretion of asset retirement obligations	918	—	69	(69)	918
General and administrative (excluding equity-based compensation)	35,833	—	13,079	(13,079)	35,833
Equity-based compensation	6,549	—	21,543	(21,543)	6,549
Change in fair value of contingent acquisition consideration	—		2,297	(2,297)	—
Contract termination and rig stacking	5,604	—	—	—	5,604
Total	1,062,129	137,539	138,027	(138,027)	1,199,668
Operating income (loss)	$174,455	(74,459)	117,591	(117,591)	99,996

Equity in earnings of unconsolidated affiliates	$13,585	—	13,623	(13,623)	13,585

			Equity Method	Elimination of
			Investment in	intersegment
	Exploration		Antero	transactions and
	and		Midstream	unconsolidated	Consolidated
	production	Marketing	Corporation	affiliates	total
Three months ended June 30, 2020:
Revenue and other:
Natural gas sales	$367,415	—	—	—	367,415
Natural gas liquids sales	212,197	—	—	—	212,197
Oil sales	8,322	—	—	—	8,322
Commodity derivative fair value losses	(168,015)	—	—	—	(168,015)
Gathering, compression, water handling and treatment	—	—	237,342	(237,342)	—
Marketing	—	64,285	—	—	64,285
Other income	707	—	(17,606)	17,606	707
Total	$420,626	64,285	219,736	(219,736)	484,911

Operating expenses:
Lease operating	$24,742	—	—	—	24,742
Gathering and compression	202,773	—	42,067	(42,067)	202,773
Processing	242,592	—	—	—	242,592
Transportation	186,480	—	—	—	186,480
Production and ad valorem taxes	19,992	—	—	—	19,992
Marketing	—	113,053	—	—	113,053
Exploration	231	—	—	—	231
Impairment of oil and gas properties	37,350	—	—	—	37,350
Depletion, depreciation, and amortization	214,035	—	27,745	(27,745)	214,035
Accretion of asset retirement obligations	1,111	—	61	(61)	1,111
General and administrative (excluding equity-based compensation)	30,430	—	9,725	(9,725)	30,430
Equity-based compensation	7,973	—	2,697	(2,697)	7,973
Contract termination and rig stacking and other expenses	11,071	—	2,715	(2,715)	11,071
Total	978,780	113,053	85,010	(85,010)	1,091,833
Operating income (loss)	$(558,154)	(48,768)	134,726	(134,726)	(606,922)

Equity in earnings of unconsolidated affiliates	$20,228	—	20,947	(20,947)	20,228

Exploration and Production Segment Results for the Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2020

The following table sets forth selected operating data of the exploration and production segment for the three months ended June 30, 2019 compared to the three months ended June 30, 2020:

	Three months ended June 30,		Amount of Increase	Percent
	2019	2020	(Decrease)	Change
Production data:
Natural gas (Bcf)	208	215	7	3%
C2 Ethane (MBbl)	3,720	4,622	902	24%
C3+ NGLs (MBbl)	9,576	11,935	2,359	25%
Oil (MBbl)	940	1,004	64	7%
Combined (Bcfe)	294	320	26	9%
Daily combined production (MMcfe/d)	3,226	3,521	295	9%
Average prices before effects of derivative settlements (1):
Natural gas (per Mcf)	$2.66	$1.71	$(0.95)	(36)%
C2 Ethane (per Bbl)	$8.16	$5.76	$(2.40)	(29)%
C3+ NGLs (per Bbl)	$28.57	$15.55	$(13.02)	(46)%
Oil (per Bbl)	$52.19	$8.29	$(43.90)	(84)%
Weighted Average Combined (per Mcfe)	$3.09	$1.83	$(1.26)	(41)%
Average realized prices after effects of derivative settlements (1):
Natural gas (per Mcf)	$2.86	$2.79	$(0.07)	(2)%
C2 Ethane (per Bbl)	$8.16	$5.66	$(2.50)	(31)%
C3+ NGLs (per Bbl)	$28.67	$20.23	$(8.44)	(29)%
Oil (per Bbl)	$53.49	$33.47	$(20.02)	(37)%
Weighted Average Combined (per Mcfe)	$3.24	$2.81	$(0.43)	(13)%
Average costs (per Mcfe):
Lease operating	$0.14	$0.08	$(0.06)	(43)%
Gathering and compression	$0.72	$0.63	$(0.09)	(13)%
Processing	$0.66	$0.76	$0.10	15%
Transportation	$0.56	$0.58	$0.02	4%
Production taxes	$0.11	$0.06	$(0.05)	(45)%
Marketing, net	$0.25	$0.15	$(0.10)	(40)%
Depletion, depreciation, amortization and accretion	$0.83	$0.67	$(0.16)	(19)%
General and administrative (excluding equity-based compensation)	$0.12	$0.09	$(0.03)	(25)%
(1)	Average sales prices shown in the table reflect both the before and after effects of our settled commodity derivatives. Our calculation of such after effects includes gains on settlements of commodity derivatives, which do not qualify for hedge accounting because we do not designate or document them as hedges for accounting purposes. Oil and NGLs production was converted at 6 Mcf per Bbl to calculate total Bcfe production and per Mcfe amounts. This ratio is an estimate of the equivalent energy content of the products and does not necessarily reflect their relative economic value.

Natural gas sales. Revenues from production of natural gas decreased from $553 million for the three months ended June 30, 2019 to $367 million for the three months ended June 30, 2020, a decrease of $186 million, or 34% (calculated as the change in year-over-year volumes times the change in year-to-year average price). Increased natural gas production volumes accounted for an approximate $18 million increase in year-over-year natural gas revenues (calculated as the change in year-to-year volumes times the prior year average price), and changes in our prices, excluding the effects of derivative settlements, accounted for an approximate $204 million decrease in year-over-year revenues (calculated as the change in the year-to-year average price times current year production volumes).

NGLs sales. Revenues from production of NGLs decreased from $304 million for the three months ended June 30, 2019 to $212 million for the three months ended June 30, 2020, a decrease of $92 million, or 30% (calculated as the change in year-over-year volumes times the change in year-to-year average price). Increased NGLs production volumes accounted for an approximate $75 million increase in year-over-year NGL revenues (calculated as the change in year-to-year volumes times the prior year average price), and changes in our prices, excluding the effects of derivative settlements, accounted for an approximate $167 million decrease in year-over-year revenues (calculated as the change in the year-to-year average price times current year production volumes).

Oil sales. Revenues from production of oil decreased from $49 million for the three months ended June 30, 2019 to $8 million for the three months ended June 30, 2020, a decrease of $41 million, or 83% (calculated as the change in year-over-year volumes times the change in year-to-year average price). Increased oil production volumes accounted for an approximate $3 million increase in year-over-year oil revenues (calculated as the change in year-to-year volumes times the prior year average price), and changes in our prices, excluding the effects of derivative settlements, accounted for an approximate $44 million decrease in year-over-year revenues (calculated as the change in the year-to-year average price times current year production volumes).

Commodity derivative fair value gains (losses). To achieve more predictable cash flows, and to reduce our exposure to price fluctuations, we enter into fixed for variable price swap contracts, basis swap contracts and collar contracts when management believes that favorable future sales prices for our production can be secured. Because we do not designate these derivatives as accounting hedges, they do not receive hedge accounting treatment. Consequently, all mark-to-market gains or losses, as well as cash receipts or payments on settled derivative instruments, are recognized in our statements of operations. The commodity derivative fair value gains (losses) included $45 million and $314 million of gains on cash settled derivatives for the three months ended June 30, 2019 and 2020, respectively. For the three months ended June 30, 2019 and 2020, our commodity hedges resulted in derivative fair value gains of $328 million and losses of $168 million, respectively.

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

Other income. Other income decreased from $2 million for the three months ended June 30, 2019 to $1 million for the three months ended June 30, 2020.

Lease operating expense. Lease operating expense decreased from $41 million for the three months ended June 30, 2019 to $25 million for the three months ended June 30, 2020, a decrease of $16 million, or 39%. On a per unit basis, lease operating expenses decreased from $0.14 for the three months ended June 30, 2019 to $0.08 for the three months ended June 30, 2020. This decrease is primarily due to decreased water handling costs resulting from improved operating efficiencies including the reuse of produced and flowback water in completion operations.

Gathering, compression, processing, and transportation expense. Gathering, compression, processing, and transportation expense increased from $567 million for the three months ended June 30, 2019 to $632 million for the three months ended June 30, 2020. This is primarily a result of the 9% increase in production. Gathering and compression costs decreased from $0.72 per Mcfe to $0.63 per Mcfe primarily as a result of decreased costs associated with fuel as a result of a decrease in natural gas prices and a $12 million incentive fee rebate from Antero Midstream Corporation. Processing costs increased from $0.66 to $0.76 per Mcfe as a result of increased NGL production in our production mix. Processing costs remained relatively unchanged per NGL barrel. Our transportation costs increased from $0.56 per Mcfe to $0.58 per Mcfe due to increased rates on the Rockies Express pipeline.

Production and ad valorem tax expense.  Production and ad valorem taxes decreased from $31 million for the three months ended June 30, 2019 to $20 million for the three months ended June 30, 2020, a decrease of $11 million, or 35%. This decrease is primarily as a result of decreases in commodity prices. Production and ad valorem taxes as a percentage of natural gas revenues decreased slightly from 6% in the three months ended June 30, 2019, to 5% for the three months ended June 30, 2020.

Impairment of oil and gas properties. Impairment of oil and gas properties decreased from $131 million for the three months ended June 30, 2019 to $37 million for the three months ended June 30, 2020, a decrease of $94 million, or 71%. We recognized impairments primarily related to expiring leases and the design and initial costs related to pads we no longer plan to place into service. We charge impairment expense for expiring leases when we determine they are impaired based on factors such as remaining lease terms, reservoir performance, commodity price outlooks, and future plans to develop the acreage.

Depletion, depreciation, and amortization expense (“DD&A”). DD&A expense decreased from $242 million for the three months ended June 30, 2019 to $214 million for the three months ended June 30, 2020, a decrease of $28 million, or 12%. DD&A per Mcfe decreased from $0.83 per Mcfe during the three months ended June 30, 2019 to $0.67 per Mcfe during the three months ended June 30, 2020, as our depletable reserve volumes at June 30, 2020 increased slightly due to increased production and our depletable cost base decreased from June 30, 2019 due to an impairment in the value of our Utica properties of $881 million on September 30, 2019.

General and administrative expense. General and administrative expense (excluding equity-based compensation expense) was $36 million for the three months ended June 30, 2019 and $30 million for the three months ended June 30, 2020, a decrease of $6 million, or 15%. This decrease was primarily due to decreases in employee related expenses in the three months ended June 30, 2020 as a result of ongoing cost savings initiatives related to lower headcount in 2020. We had 590 employees as of June 30, 2019 and 524 employees as of June 30, 2020. On a per-unit basis, general and administrative expense excluding equity-based compensation decreased by 25%, from $0.12 per Mcfe during the three months ended June 30, 2019 to $0.09 per Mcfe during the three months ended June 30, 2020 as the expense decreased while production increased.

Equity-based compensation expense. Noncash equity-based compensation expense remained relatively flat at $7 million for the three months ended June 30, 2019 and $8 million for the three months ended June 30, 2020. See Note 10—Equity Based Compensation to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information on equity-based compensation awards.

Contract termination and rig stacking. We incurred contract termination and rig stacking costs of $6 million during the three months ended June 30, 2019 compared to $11 million for the three months ended June 30, 2020. Contract termination and rig stacking costs represent fees incurred upon the delay or cancellation of drilling and completion contracts with third-party contractors in order to align our drilling and completion activity level with our capital budget.

Discussion of the Marketing Segment for the Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2020

Marketing. We have entered into long-term firm transportation agreements for our current and expected future production to secure guaranteed capacity to favorable markets. Where feasible, we purchase and sell third-party natural gas and NGLs to utilize our excess firm transportation capacity, or release capacity to third parties to conduct these activities on our behalf, to reduce our net costs related to the unused capacity under these transportation agreements.

Operating losses on our marketing activities, or our net marketing expense, decreased from $74 million, or $0.25 per Mcfe, for the three months ended June 30, 2019 to $49 million, or $0.15 per Mcfe, for the three months ended June 30, 2020. The decrease was driven by higher volumes and the mitigation of some of our excess firm transportation expense.

Marketing revenues remained relatively flat at $63 million for the three months ended June 30, 2019 and $64 million for the three months ended June 30, 2020. Marketing expenses decreased from $138 million for the three months ended June 30, 2019 to $113 million for the three months ended June 30, 2020, a decrease of $24 million, or 18%. Marketing expenses include firm transportation costs related to current excess firm capacity as well as the cost of third-party purchased gas and NGLs. Firm transportation costs included in the expenses above were $66 million and $41 million for the three months ended June 30, 2019 and 2020, respectively.

Discussion of Antero Midstream Corporation Segment for the Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2020

Antero Midstream Corporation. Revenue from the Antero Midstream Corporation segment decreased from $256 million for the three months ended June 30, 2019 to $220 million for the three months ended June 30, 2020, a decrease of $36 million, or 14%, primarily due to a reduction in water handling revenues. Total operating expenses related to the segment decreased from $138 million for the three months ended June 30, 2019 to $85 million for the three months ended June 30, 2020. The decrease was primarily due to a reduction in operating expenses in the water handling segment including direct operating expense and depreciation.

Discussion of Items Not Allocated to Segments for the Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2020

Interest expense. Our interest expense decreased from $54 million in the three months ended June 30, 2019 to $52 million in the three months ended June 30, 2020, a decrease of $2 million, or 4%. This decrease was due to a decrease in total indebtedness resulting from repurchases of our unsecured senior notes at prices below their stated value. Interest expense included approximately $2.6 million and $2.3 million of non-cash amortization of deferred financing costs for the three months ended June 30, 2019 and 2020, respectively.

Transaction expense. We incurred transaction expense of $6 million in the three months ended June 30, 2020 and did not incur comparable costs in the three months ended June 30, 2019. These expenses included legal and transaction fees associated with the sale of our overriding royalty interest and the creation of Martica. See Note 4—Conveyance of Overriding Royalty Interest to the

unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information on the transaction.

Income tax expense/benefit. Income tax expense decreased from a deferred tax expense of $17 million, with an effective tax rate of 29%, for the three months ended June 30, 2019 to a deferred tax benefit of $142 million, with an effective tax rate of 23%, for the three months ended June 30, 2020. The change was primarily a result of the decrease in book net income due to the reduction in revenue resulting from commodity price decreases.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2020

The operating results of our reportable segments were as follows for the six months ended June 30, 2019 and 2020 (in thousands):

			Equity Method	Elimination of
			Investment in	intersegment
	Exploration		Antero	transactions and
	and		Midstream	unconsolidated	Consolidated
	production	Marketing	Corporation	affiliates	total
Six months ended June 30, 2019:
Revenue and other:
Natural gas sales	$1,210,638	—	—	—	1,210,638
Natural gas liquids sales	617,648	—	—	—	617,648
Oil sales	97,114	—	—	—	97,114
Commodity derivative fair value gains	251,059	—	—	—	251,059
Gathering, compression, water handling and treatment	—	—	320,041	(315,562)	4,479
Marketing	—	154,266	—	—	154,266
Other income	3,518	—	(10,315)	8,664	1,867
Total	$2,179,977	154,266	309,726	(306,898)	2,337,071

Operating expenses:
Lease operating	83,826	—	62,377	(63,614)	82,589
Gathering and compression	422,982	—	15,233	(125,719)	312,496
Processing	363,017	—	—	—	363,017
Transportation	315,850	—	—	—	315,850
Production and ad valorem taxes	65,706	—	1,370	(430)	66,646
Marketing	—	300,623	—	—	300,623
Exploration	440	—	—	—	440
Impairment of oil and gas properties	212,243	—	—	—	212,243
Impairment of midstream assets	—	—	7,576	(594)	6,982
Depletion, depreciation, and amortization	460,796	—	44,097	(22,390)	482,503
Loss on sale of assets	951	—	—	—	951
Accretion of asset retirement obligations	1,831		79	(16)	1,894
General and administrative (excluding equity-based compensation)	79,315	—	21,465	(30,423)	70,357
Equity-based compensation	12,975	—	32,966	(5,714)	40,227
Change in fair value of contingent acquisition consideration	—	—	3,346	(3,346)	—
Contract termination and rig stacking	13,964	—	—	—	13,964
Total	2,033,896	300,623	188,509	(252,246)	2,270,782
Operating income (loss)	$146,081	(146,357)	121,217	(54,652)	66,289

Equity in earnings of unconsolidated affiliates	$15,402	—	16,503	(4,239)	27,666

			Equity Method	Elimination of
			Investment in	intersegment
	Exploration		Antero	transactions and
	and		Midstream	unconsolidated	Consolidated
	production	Marketing	Corporation	affiliates	total
Six months ended June 30, 2020:
Revenue and other:
Natural gas sales	$778,497	—	—	—	778,497
Natural gas liquids sales	469,870	—	—	—	469,870
Oil sales	43,968	—	—	—	43,968
Commodity derivative fair value gains	397,818	—	—	—	397,818
Gathering, compression, water handling and treatment	—	—	498,655	(498,655)	—
Marketing	—	110,358	—	—	110,358
Other income	1,505	—	(35,211)	35,211	1,505
Total	$1,691,658	110,358	463,444	(463,444)	1,802,016

Operating expenses:
Lease operating	$50,386	—	—	—	50,386
Gathering and compression	395,781	—	90,795	(90,795)	395,781
Processing	452,828	—	—	—	452,828
Transportation	371,860	—	—	—	371,860
Production and ad valorem taxes	45,691	—	—	—	45,691
Marketing	—	206,326	—	—	206,326
Exploration	441	—	—	—	441
Impairment of oil and gas properties	126,570	—	—	—	126,570
Impairment of midstream assets	—	—	664,544	(664,544)	—
Depletion, depreciation, and amortization	413,712	—	55,088	(55,088)	413,712
Accretion of asset retirement obligations	2,215	—	103	(103)	2,215
General and administrative (excluding equity-based compensation)	58,322	—	19,924	(19,924)	58,322
Equity-based compensation	11,302	—	6,035	(6,035)	11,302
Contract termination and rig stacking and other expenses	11,071	—	11,393	(11,393)	11,071
Total	1,940,179	206,326	847,882	(847,882)	2,146,505
Operating loss	$(248,521)	(95,968)	(384,438)	384,438	(344,489)

Equity in earnings (loss) of unconsolidated affiliates	$(107,827)	—	40,024	(40,024)	(107,827)

Exploration and Production Segment Results for the Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2020

The following table sets forth selected operating data of the exploration and production segment for the six months ended June 30, 2019 compared to the six months ended June 30, 2020:

			Amount of
	Six months ended June 30,		Increase	Percent
	2019	2020	(Decrease)	Change
Production data:
Natural gas (Bcf)	407	423	16	4%
C2 Ethane (MBbl)	7,229	9,227	1,998	28%
C3+ NGLs (MBbl)	18,370	22,767	4,397	24%
Oil (MBbl)	1,958	1,941	(17)	(1)%
Combined (Bcfe)	572	627	55	10%
Daily combined production (MMcfe/d)	3,163	3,444	281	9%
Average prices before effects of derivative settlements (1):
Natural gas (per Mcf)	$2.97	$1.84	$(1.13)	(38)%
C2 Ethane (per Bbl)	$9.11	$5.79	$(3.32)	(36)%
C3+ NGLs (per Bbl)	$30.04	$18.29	$(11.75)	(39)%
Oil (per Bbl)	$49.61	$22.65	$(26.96)	(54)%
Weighted Average Combined (per Mcfe)	$3.36	$2.06	$(1.30)	(39)%
Average realized prices after effects of derivative settlements (1):
Natural gas (per Mcf)	$3.32	$2.84	$(0.48)	(14)%
C2 Ethane (per Bbl)	$9.11	$5.74	$(3.37)	(37)%
C3+ NGLs (per Bbl)	$30.09	$21.34	$(8.75)	(29)%
Oil (per Bbl)	$50.23	$40.15	$(10.08)	(20)%
Weighted Average Combined (per Mcfe)	$3.61	$2.90	$(0.71)	(20)%
Average costs (per Mcfe):
Lease operating	$0.15	$0.08	$(0.07)	(47)%
Gathering and compression	$0.74	$0.63	$(0.11)	(15)%
Processing	$0.63	$0.72	$0.09	14%
Transportation	$0.55	$0.59	$0.04	7%
Production and ad valorem taxes	$0.11	$0.07	$(0.04)	(36)%
Marketing expense, net	$0.26	$0.15	$(0.11)	(42)%
Depletion, depreciation, amortization, and accretion	$0.81	$0.66	$(0.15)	(19)%
General and administrative (excluding equity-based compensation)	$0.14	$0.09	$(0.05)	(36)%
(1)	Average sales prices shown in the table reflect both the before and after effects of our settled commodity derivatives. Our calculation of such after effects includes gains on settlements of commodity derivatives, which do not qualify for hedge accounting because we do not designate or document them as hedges for accounting purposes. Oil and NGLs production was converted at 6 Mcf per Bbl to calculate total Bcfe production and per Mcfe amounts. This ratio is an estimate of the equivalent energy content of the products and does not necessarily reflect their relative economic value.

Natural gas sales. Revenues from production of natural gas decreased from $1.2 billion for the six months ended June 30, 2019 to $778 million for the six months ended June 30, 2020, a decrease of $432 million, or 36% (calculated as the change in year-over-year volumes times the change in year-to-year average price). Increased natural gas production volumes accounted for an approximate $47 million increase in year-over-year natural gas revenues (calculated as the change in year-to-year volumes times the prior year average price), and changes in our prices, excluding the effects of derivative settlements, accounted for an approximate $479 million decrease in year-over-year revenues (calculated as the change in the year-to-year average price times current year production volumes).

NGLs sales. Revenues from production of NGLs decreased from $618 million for the six months ended June 30, 2019 to $470 million for the six months ended June 30, 2020, a decrease of $148 million, or 24% (calculated as the change in year-over-year volumes times the change in year-to-year average price). Increased NGLs production volumes accounted for an approximate $150 million increase in year-over-year NGL revenues (calculated as the change in year-to-year volumes times the prior year average price), and changes in our prices, excluding the effects of derivative settlements, accounted for an approximate $298 million decrease in year-over-year revenues (calculated as the change in the year-to-year average price times current year production volumes).

Oil sales. Revenues from production of oil decreased from $97 million for the six months ended June 30, 2019 to $44 million for the six months ended June 30, 2020, a decrease of $53 million, or 55% (calculated as the change in year-over-year volumes times the change in year-to-year average price). Decreased oil production volumes accounted for an approximate $1 million decrease in year-over-year oil revenues (calculated as the change in year-to-year volumes times the prior year average price), and changes in our prices, excluding the effects of derivative settlements, accounted for an approximate $52 million decrease in year-over-year revenues (calculated as the change in the year-to-year average price times current year production volumes).

Commodity derivative fair value gains. To achieve more predictable cash flows, and to reduce our exposure to price fluctuations, we enter into fixed for variable price swap contracts, basis swap contracts and collar contracts when management believes that favorable future sales prices for our production can be secured. Because we do not designate these derivatives as accounting hedges, they do not receive hedge accounting treatment. Consequently, all mark-to-market gains or losses, as well as cash receipts or payments on settled derivative instruments, are recognized in our statements of operations. The commodity derivative fair value gains included $143 million and $525 million of gains on cash settled derivatives for the six months ended June 30, 2019 and 2020, respectively. For the six months ended June 30, 2019 and 2020, our commodity hedges resulted in derivative fair value gains of $251 million and $398 million, respectively.

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

Other income. Other income remained relatively flat at $2 million for the six months ended June 30, 2019 and 2020.

Lease operating expense. Lease operating expense decreased from $84 million for the six months ended June 30, 2019 to $50 million for the six months ended June 30, 2020, a decrease of $34 million, or 40%. On a per unit basis, lease operating expenses decreased from $0.15 for the six months ended June 30, 2019 to $0.08 for the six months ended June 30, 2020. This decrease is primarily due to decreased water handling costs resulting from improved operating efficiencies including the reuse of produced and flowback water in completion operations.

Gathering, compression, processing, and transportation expense. Gathering, compression, processing, and transportation expense increased from $1.1 billion for the six months ended June 30, 2019 to $1.2 billion for the six months ended June 30, 2020. This is primarily a result of the 9% increase in production. Gathering and compression costs decreased from $0.74 per Mcfe for the six months ended June 30, 2019 to $0.63 per Mcfe for the six months ended June 30, 2020 primarily as a result of decreased costs associated with fuel as a result of a decrease in natural gas prices and $24 million in incentive fee rebates from Antero Midstream Corporation. Processing costs increased from $0.63 per Mcfe to $0.72 per Mcfe for the six months ended June 30, 2019 and 2020, respectively, due to increased NGL production in our production mix. Processing costs remained relatively unchanged per NGL barrel. Transportation costs increased from $0.55 per Mcfe to $0.59 per Mcfe for the six months ended June 30, 2019 and 2020, respectively, primarily due to increased rates on the Rockies Express pipeline and demand charges for Mountaineer Xpress pipeline, which came on line in February 2019.

Production and ad valorem tax expense.  Production and ad valorem taxes decreased from $66 million for the six months ended June 30, 2019 to $46 million for the six months ended June 30, 2020, a decrease of $20 million, or 30%. This decrease is primarily as a result of decreases in commodity prices. Production and ad valorem taxes as a percentage of natural gas revenues remained flat at 5% for the six months ended June 30, 2019 and 2020.

Impairment of oil and gas properties. Impairment of oil and gas properties decreased from $212 million for the six months ended June 30, 2019 to $127 million for the six months ended June 30, 2020, a decrease of $86 million, or 40%. We recognized impairments primarily related to expiring leases and the design and initial costs related to pads we no longer plan to place into service. We charge impairment expense for expiring leases when we determine they are impaired based on factors such as remaining lease terms, reservoir performance, commodity price outlooks, and future plans to develop the acreage.

Depletion, depreciation, and amortization expense. DD&A expense decreased from $461 million for the six months ended June 30, 2019 to $414 million for the six months ended June 30, 2020, a decrease of $47 million, or 10%. DD&A per Mcfe decreased from $0.81 per Mcfe during the six months ended June 30, 2019 to $0.66 per Mcfe during the six months ended June 30, 2020, as our depletable reserve volumes at June 30, 2020 increased slightly due to increased production and our depletable cost base decreased from June 30, 2019 due to an impairment in the value of our Utica properties of $881 million on September 30, 2019.

General and administrative expense. General and administrative expense (excluding equity-based compensation expense) related to the exploration and production segment decreased from $79 million for the six months ended June 30, 2019 to $58 million for the six months ended June 30, 2020, a decrease of $21 million, or 27%. This decrease was primarily due to approximately $6.3 million in legal and other expenses related to the Transactions and the associated deconsolidation of Antero Midstream Partners transactions in the six months ended June 30, 2019 as well as decreases in employee related expenses in the six months ended June 30, 2020 as a result of ongoing cost savings initiatives related to lower headcount in 2020. We had 590 employees as of June 30, 2019 and 524 employees as of June 30, 2020. On a per-unit basis, general and administrative expense excluding equity-based compensation decreased by 36%, from $0.14 per Mcfe during the six months ended June 30, 2019 to $0.09 per Mcfe during the six months ended June 30, 2020 as the expense decreased while production increased.

Equity-based compensation expense. Noncash equity-based compensation expense decreased from $13 million for the six months ended June 30, 2019 to $11 million for the six months ended June 30, 2020, a decrease of $2 million, or 15%. This decrease was the result of equity award forfeitures, as well as a decrease in the total value of awards to officers and employees in 2019, which impacts future expense recognition. When an equity award is forfeited, expense previously recognized for the award is reversed. See Note 10—Equity Based Compensation to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information on equity-based compensation awards.

Contract termination and rig stacking. We incurred contract termination and rig stacking costs of $14 million during the six months ended June 30, 2019 compared to $11 million for the six months ended June 30, 2020. Contract termination and rig stacking costs represent fees incurred upon the delay or cancellation of drilling and completion contracts with third-party contractors in order to align our drilling and completion activity level with our capital budget.

Discussion of the Marketing Segment for the Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2020

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

Our net marketing expense decreased from $146 million, or $0.26 per Mcfe, for the six months ended June 30, 2019 to $96 million, or $0.15 per Mcfe, for the six months ended June 30, 2020. The decrease was driven by higher volumes and the mitigation of some of our excess firm transportation expense.

Marketing revenues decreased from $154 million for the six months ended June 30, 2019 to $110 million for the six months ended June 30, 2020, a decrease of $44 million, or 28%. The decrease in revenues is due to lower excess firm transportation capacity and decreases in commodity prices in the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

Marketing expenses decreased from $301 million for the six months ended June 30, 2019 to $206 million for the six months ended June 30, 2020, a decrease of $94 million, or 31%. Marketing expenses include firm transportation costs related to current excess firm capacity as well as the cost of third-party purchased gas and NGLs. Firm transportation costs included in the expenses above were $127 million and $88 million for the six months ended June 30, 2019 and 2020, respectively.

Discussion of Antero Midstream Corporation Segment for the Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2020

Through March 12, 2019, the results of Antero Midstream Partners are included in our consolidated financial statements. Effective March 13, 2019, we no longer consolidate the results of Antero Midstream Partners in our results. As such, the six months ended June 30, 2019 include the results of Antero Midstream Partners through March 12, 2019. See Note 3—Deconsolidation of Antero Midstream Partners LP to the unaudited condensed consolidated financial statements for further discussion on the Transactions.

Antero Midstream Corporation. Revenue from the Antero Midstream Corporation segment increased from $310 million for the six months ended June 30, 2019 to $463 million for the six months ended June 30, 2020, an increase of $153 million, or 49%. The increase in operating revenue was primarily due to the six months ended June 30, 2019 only including Antero Midstream

Corporation’s results following the closing of the Transactions on March 12, 2019. Total operating expenses related to the segment increased from $189 million for the six months ended June 30, 2019 to $848 million for the six months ended June 30, 2020. The increase was primarily due to impairments by Antero Midstream Corporation of $89 million on its freshwater pipelines and equipment, and an impairment charge of $575 million on its goodwill.

Discussion of Items Not Allocated to Segments for the Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2020

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

Interest expense. Our interest expense exclusive of interest expense related to Antero Midstream Partners’ indebtedness decreased from $109 million for the six months ended June 30, 2019 to $105 million for the six months ended June 30, 2020 primarily due to the reduction in debt as a result of our debt repurchases. Consolidated interest expense decreased from $126 million for the six months ended June 30, 2019 to $105 million for the six months ended June 30, 2020, a decrease of $21 million, or 17%. During the six months ended June 30, 2019, interest related to Antero Midstream Partners’ debt through March 12, 2019 is included consolidated interest expense. Interest expense includes approximately $5.7 million and $4.8 million of non-cash amortization of deferred financing costs for the six months ended June 30, 2019 and 2020, respectively.

Transaction expense. We incurred transaction expense of $6 million in the six months ended June 30, 2020 and did not incur comparable costs in the six months ended June 30, 2019. These expenses include legal and transaction fees associated with the sale of our overriding royalty interest and the creation of Martica. See Note 4—Conveyance of Overriding Royalty Interest to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information on this transaction.

Income tax expense/benefit. Income tax expense decreased from a deferred tax expense of $305 million and $1 million of current tax expense, with an effective tax rate of 22%, for the six months ended June 30, 2019 to a deferred tax benefit of $252 million, with an effective tax rate of 24%, for the six months ended June 30, 2020. The change was primarily a result of an increase in book income due to the Transactions and the associated deconsolidation of Antero Midstream Partners for the six months ended June 30, 2019, offset by a decrease in book income resulting from the impairment of our investment in Antero Midstream Corporation and reduced revenue due to commodity price decreases for the six months ended June 30, 2020.

Capital Resources and Liquidity

Our primary sources of liquidity have been through net cash provided by operating activities including proceeds from derivatives, borrowings under the Credit Facility, issuances of debt and equity securities, distributions/dividends from unconsolidated affiliates and proceeds from our asset sale program, including the sale of the overriding royalty interest. Our primary use of cash has been for the exploration, development, and acquisition of oil and natural gas properties. As we develop our reserves, we continually monitor what capital resources, including equity and debt financings, are available to meet our future financial obligations, planned capital expenditure activities, and liquidity requirements. Our future success in growing our proved reserves and production will be highly dependent on net cash provided by operating activities and the capital resources available to us.

During the six months ended June 30, 2020, we repurchased shares of our common stock under our share repurchase program that expired March 31, 2020. We repurchased and retired 28,193,237 common shares at a weighted average price per share of $1.54 for approximately $43 million during the six months ended June 30, 2020.

We may also seek to retire or purchase our outstanding debt securities from time to time through cash purchases, in open market purchases, privately negotiated transactions or otherwise. Any such repurchases will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. During the six months ended June 30, 2020, we repurchased $619 million principal amount of debt at a 19% weighted average discount, including a portion of our 2021 notes, 2022 notes, 2023 notes and 2025 notes. We recognized a gain of approximately $120 million on the early extinguishment of the debt repurchased. These repurchases, at a discount, have resulted in a net reduction in total debt outstanding and interest expense.

As of June 30, 2020, we believe that funds from operating cash flows, distributions from unconsolidated affiliates, available borrowings under the Credit Facility, or capital market transactions will be sufficient to meet our cash requirements, including normal operating needs, debt service obligations, capital expenditures, and commitments and contingencies for at least the next 12 months.

Our 2021 notes are due November 1, 2021 and our Credit Facility will become due 91 days prior to that date, or on August 1, 2021, if the 2021 notes are not repaid prior to August 1, 2021.  If the 2021 notes remain outstanding as of August 1, 2020, the Credit Facility will be classified as a current liability as of September 30, 2020 and both the Credit Facility and the 2021 notes will be classified as current liabilities as of December 31, 2020 if still outstanding at that time.  The classification of the Credit Facility as a current liability does not impact any of our financial covenants.  In addition, we believe we have the ability to address the maturity of the 2021 notes with proceeds from our asset sales program, free cash flow from operations, and available borrowings under the Credit Facility.

For more information on our outstanding indebtedness, see Note 8—Long Term Debt to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. For information about the impacts of COVID-19 on our capital resources and liquidity, see “—COVID-19 Pandemic.”

The following table summarizes our cash flows for the six months ended June 30, 2019 and 2020:

	Six Months Ended June 30,		Increase
(in thousands)	2019	2020	(Decrease)
Net cash provided by operating activities	$757,108	316,640	(440,468)
Net cash used in investing activities	(545,586)	(449,608)	95,978
Net cash provided by financing activities	408,010	132,968	(275,042)
Effect of deconsolidation of Antero Midstream Partners LP	(619,532)	—	619,532
Net decrease in cash and cash equivalents	$—	—	—

The Company's condensed consolidated cash flow statements for the six months ended June 30, 2019 includes the cash flows related to Antero Midstream Partners for periods prior to March 13, 2019. Effective March 13, 2019, the Company's cash flows include only the operating, investing and financing activities related to Antero. Therefore, the cash flows for the six months ended June 30, 2019 may not be representative of our expected future cash flows. See Note 3—Deconsolidation of Antero Midstream Partners LP to the unaudited condensed consolidated financial statements for more information.

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $757 million and $317 million for the six months ended June 30, 2019 and 2020, respectively. Cash flow from operations decreased primarily due to decreases in commodity prices both before and after the effects of settled commodity derivatives and increases in gathering, compression, processing, and transportation costs.

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

Cash Flows Used in Investing Activities

Cash flows used in investing activities decreased from $546 million for the six months ended June 30, 2019 to $450 million for the six months ended June 30, 2020, primarily due to a decrease in capital expenditures of $239 million during the six months ended June 30, 2020 as compared to the same period in 2019, $297 million in proceeds received in connection with the Transactions impacting the six months ended June 30, 2019 and $125 million in settlement of the water earnout impacting the six months ended June 30, 2020.

In addition, the six months ended June 30, 2019 included Antero Midstream Partners’ investments in joint ventures of $25 million and capital expenditures for water handling and treatment systems and gas gathering and compression systems of $73 million. Due to the deconsolidation of Antero Midstream Partners on March 12, 2019, cash flows used in investing activities for the six months ended June 30, 2020 do not include costs attributable to Antero Midstream Partner’s investing activity. See Note 3—Deconsolidation of Antero Midstream Partners LP to the unaudited condensed consolidated financial statements for further discussion on the Transactions.

Total capital expenditures for oil and gas properties decreased from $742 million during the six months ended June 30, 2019 to $575 million during the six months ended June 30, 2020 primarily due to a decrease in drilling and completion activity, increased drilling and completion efficiencies and service cost deflation.

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

Cash Flows Provided by Financing Activities

During the six months ended June 30, 2019 and 2020, net cash flows provided by financing activities decreased from $408 million to $133 million primarily as a result of the issuance of senior notes by Antero Midstream Partners prior to the Transactions and the associated deconsolidation of Antero Midstream Partners, partially offset by net repayments on our Credit Facility and Antero Midstream Partners’ credit facility. Additionally, during the six months ended June 30, 2020, we received $300 million for the sale of a noncontrolling interest in Martica. See Note 4—Conveyance of Overriding Royalty Interest for more information on this transaction.

Net borrowings (repayments) on our Credit Facility and Antero Midstream Partners’ credit facility changed from net repayments of $145 million during the six months ended June 30, 2019 to net borrowings of $374 million during the six months ended June 30, 2020. In the six months ended June 30, 2020, approximately $497 million, partially funded with net borrowings on our Credit Facility, was used to repurchase a portion of our 2021 notes, 2022 notes, 2023 notes and 2025 notes. In addition, we repurchased and retired 28,193,237 common shares for approximately $43 million during the six months ended June 30, 2020. We did not repurchase any of our unsecured notes or shares during the six months ended June 30, 2019.

Debt Agreements and Contractual Obligations

Senior Secured Revolving Credit Facility. Our Credit Facility is with a consortium of bank lenders. Borrowings under the Credit Facility are subject to borrowing base limitations based on the collateral value of our assets and are subject to regular redeterminations. The borrowing base is $2.85 billion and lender commitments are $2.64 billion.  The next redetermination of the borrowing base is scheduled to occur in October 2020.  The maturity date of the Credit Facility is the earlier of (i) October 26, 2022 and (ii) the date that is 91 days prior to the earliest stated redemption date of any series of our senior notes then outstanding.

At December 31, 2019, we had $552 million of borrowings under the Credit Facility with a weighted average interest rate of 3.28% and $623 million of letters of credit outstanding. At June 30, 2020, we had $926 million of borrowings and $730 million of letters of credit outstanding under the Credit Facility. The average annualized interest rate incurred on the Credit Facility during the six months ended June 30, 2020 was approximately 3.22%. Our Credit Facility provides for borrowing under either LIBOR or an Alternative Rate of Interest.

We were in compliance with the applicable covenants and ratios as of December 31, 2019 and June 30, 2020. At June 30, 2020, our current ratio was 2.37 to 1.0 and our interest coverage ratio was 5.22 to 1.0.

For more information on the terms, conditions, and restrictions under the Credit Facility, please refer to our 2019 Form 10-K.

Senior Notes. Please refer to Note 8—Long Term Debt to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for information on our senior notes.

We may, from time to time, seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved could be material. During the six months ended June 30, 2020, we repurchased $619 million principal amount of debt at a 19% weighted average discount, including a portion of our 2021 notes, 2022 notes, 2023 notes and 2025 notes.

Contractual Obligations. A summary of our contractual obligations as of June 30, 2020 is provided in the table below. Future capital contributions to unconsolidated affiliates are excluded from the table as neither the amounts nor the timing of the obligations can be determined in advance.

	Remainder	Year ended December 31,
(in millions)	of 2020	2021	2022	2023	2024	2025	Thereafter	Total
Recorded contractual obligations:
Credit Facility(1)	$—	—	926	—	—	—	—	926
Antero senior notes—principal(2)	—	516	755	744	—	590	—	2,605
Antero senior notes—interest(2)	69	138	110	50	30	15	—	412
Operating leases(3)	120	224	242	275	311	287	1,104	2,563
Finance leases(3)	1	1	—	—	—	—	—	2
Imputed interest for leases(3)	191	359	326	288	243	195	397	1,999
Asset retirement obligations(4)	—	—	—	—	—	—	58	58
Unrecorded contractual obligations:
Firm transportation(5)	557	1,076	1,033	1,056	1,016	977	6,927	12,642
Processing, gathering, and compression services(6)	28	56	54	59	59	47	105	408
Drilling and completion	3	—	—	—	—	—	—	3
Land payment obligations(7)	2	3	—	—	—	—	—	5
Total	$971	2,373	3,446	2,472	1,659	2,111	8,591	21,623
(1)	Includes outstanding principal amounts at June 30, 2020. This table does not include future commitment fees, interest expense, or other fees on our Credit Facility because they are floating rate instruments and we cannot determine with accuracy the timing of future loan advances, repayments, or future interest rates to be charged. The maturity date of the Credit Facility is the earlier of (i) October 26, 2022 and (ii) the date that is 91 days prior to the earliest stated redemption of any series of Antero’s senior notes then outstanding.
(2)	Our senior notes include our 2021 notes, 2022 notes, 2023 notes, and 2025 notes.
(3)	Includes contracts for services provided by drilling rigs and completion fleets, processing, gathering and compression services agreements and office and equipment leases accounted for as leases. The values in the table represent the gross amounts that we are committed to pay; however, we will record in our financial statements our proportionate share of costs based on our working interests. See Note 13—Leases to the unaudited condensed consolidated financial statements for more information on our operating and finance leases.
(4)	Represents the present value of our estimated asset retirement obligations. Neither the ultimate settlement amounts nor the timing of our asset retirement obligations can be precisely determined in advance; however, we believe it is likely that a very small amount of these obligations will be settled within the next five years.
(5)	Includes firm transportation agreements with various pipelines in order to facilitate the delivery of our production to market. These contracts commit us to transport minimum daily natural gas or NGLs volumes at negotiated rates, or pay for any deficiencies at specified reservation fee rates. The amounts in this table reflect our minimum daily volumes at the reservation fee rates. The values in the table represent the gross amounts that we are committed to pay; however, we will record in our financial statements our proportionate share of costs based on our working interests and net of any fees for excess firm transportation marketed to third parties. None of these agreements were determined to be leases.
(6)	Contractual commitments for processing, gathering, and compression services agreements represent minimum commitments under long-term agreements not accounted for as leases. The obligations determined to be leases are included within finance and operating leases in the table above.
(7)	Includes contractual commitments for land acquisition agreements. The values in the table represent the minimum payments due under these arrangements. None of these agreements were determined to be leases.

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

Through March 12, 2019, the financial results of Antero Midstream Partners were included in our consolidated results. Effective March 13, 2019, we no longer consolidate Antero Midstream Partners and account for our interest in Antero Midstream using the equity method of accounting. See Note 6—Equity Method Investments to the unaudited condensed consolidated financial statements for more information on our equity investments. Adjusted EBITDAX includes distributions received with respect to limited partner interests in Antero Midstream Partners common units through March 12, 2019.

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

The following table represents a reconciliation of our net income (loss), including noncontrolling interest, to Adjusted EBITDAX and a reconciliation of our Adjusted EBITDAX to net cash provided by operating activities per our unaudited condensed consolidated statements of cash flows, in each case, for the three and six months ended June 30, 2019 and 2020. Adjusted EBITDAX excludes the results of Antero Midstream Partners in order to provide comparability with the current structure of Antero Resources as effective March 13, 2019, we no longer consolidate Antero Midstream Partners results. These adjustments are disclosed in the table below as Antero Midstream Partners related adjustments. Adjusted EBITDAX also excludes the noncontrolling interests in Martica and these adjustments are disclosed in the table below as Martica related adjustments.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2020	2019	2020
Reconciliation of net income (loss) to Adjusted EBITDAX:
Net income (loss) and comprehensive income (loss) attributable to Antero Resources Corporation	$42,168	(463,304)	$1,020,931	(802,114)
Net loss and comprehensive loss attributable to noncontrolling interests	—	236	46,993	236
Depletion, depreciation, amortization, and accretion	243,220	215,146	484,397	415,927
Impairment of oil and gas properties	130,999	37,350	212,243	126,570
Impairment of midstream assets	—	—	6,982	—
Commodity derivative fair value (gains) losses (1)	(328,427)	168,015	(251,059)	(397,818)
Gains on settled commodity derivatives (1)	44,699	313,912	141,791	524,838
Equity-based compensation expense	6,549	7,973	15,452	11,302
Provision for income tax expense (benefit)	17,249	(142,404)	305,959	(252,389)
Gain on early extinguishment of debt	—	(39,171)	—	(119,732)
Equity in (earnings) loss of unconsolidated affiliates	(13,585)	(20,228)	(27,666)	107,827
Impairment of equity investment	—	—	—	610,632
Gain on deconsolidation of Antero Midstream Partners LP	—	—	(1,406,042)	—
Distributions/dividends from unconsolidated affiliates	47,922	42,755	60,527	85,511
Interest expense, net	54,164	51,811	126,114	104,913
Exploration expense	314	231	440	441
(Gain) Loss on sale of assets	951	—	951	(31)
Contract termination and rig stacking	5,604	11,071	13,964	11,071
Simplification transaction fees	—	—	15,482	—
Transaction expense	—	6,138	—	6,138
	251,827	189,531	767,459	433,322
Antero Midstream Partners related adjustments (2)	—	—	(73,115)	—
Martica related adjustments (3)	—	(3,100)	—	(3,100)
Adjusted EBITDAX	$251,827	186,431	$694,344	430,222

Reconciliation of our Adjusted EBITDAX to net cash provided by operating activities:
Adjusted EBITDAX	$251,827	186,431	$694,344	430,222
Antero Midstream Partners related adjustments (2)	—	—	73,115	—
Martica related adjustments (3)	—	3,100	—	3,100
Interest expense, net	(54,164)	(51,811)	(126,114)	(104,913)
Exploration expense	(314)	(231)	(440)	(441)
Changes in current assets and liabilities	31,910	(6,310)	140,975	1,417
Simplification transaction fees	—	—	(15,482)	—
Transaction expense	—	(6,138)	—	(6,138)
Other items	(11,155)	(9,078)	(9,290)	(6,607)
Net cash provided by operating activities	$218,104	115,963	$757,108	316,640
(1)	The adjustments for the derivative fair value gains and losses and gains on settled derivatives have the effect of adjusting net income (loss) from operations for changes in the fair value of unsettled derivatives, which are recognized at the end of each accounting period. As a result, derivative gains included in the calculation Adjusted EBITDAX only reflect derivatives that settled during the period.

(2)	Amounts reflected are net of any elimination adjustments for intercompany activity and include activity related to Antero Midstream Partners through March 12, 2019 (date of the Closing). Effective March 13, 2019, Antero accounts for its unconsolidated investment in Antero Midstream Corporation using the equity method of accounting. See Note 6—Equity Method Investments to the unaudited condensed consolidated financial statements for further discussion on equity method investments.
(3)	Adjustments reflect noncontrolling interests in Martica not otherwise adjusted in amounts above.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our consolidated financial statements. Our more significant accounting policies and estimates include the successful efforts method of accounting for our production activities, estimates of natural gas, NGLs, and oil reserve quantities and standardized measures of future cash flows, and impairment of proved properties. We provide an expanded discussion of our more significant accounting policies, estimates and judgments in our 2019 Form 10-K. We believe these accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements. Also, see Note 2—Summary of Significant Accounting Policies to the consolidated financial statements, included in our 2019 Form 10-K, for a discussion of additional accounting policies and estimates made by management.

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

The estimated future net cash flows have been impacted by the COVID-19 pandemic and the decision in March 2020 by Saudi Arabia to reduce the price at which it sells oil and announcing plans to increase production. These events have caused, and continue to cause, significant volatility in future prices which are used in this evaluation. Based on future prices at June 30, 2020, the estimated undiscounted future net cash flows exceeded the carrying amount and no further evaluation was required. We have not recorded any impairment expenses associated with our proved properties during the six months ended June 30, 2019 and 2020. We recorded an impairment charge of $881 million related to the Utica Shale properties on September 30, 2019.

Estimated undiscounted future net cash flows are very sensitive to commodity price swings at current commodity price levels and a relatively small decline in prices could result in the carrying amount exceeding the estimated undiscounted future net cash flows at the end of a future reporting period, which would require us to further evaluate if an impairment charge would be necessary. If future prices decline further from June 30, 2020, the fair value of our properties may be below their carrying amounts and an impairment charge may be necessary. We are unable, however, to predict future commodity prices with any reasonable certainty.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off balance sheet arrangements other than contractual commitments for firm transportation, gas processing and fractionation, gathering, and compression services and land payment obligations. See “—Debt Agreements and Contractual Obligations—Contractual Obligations” for our commitments under these agreements.

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

Our financial hedging activities are intended to support natural gas, NGLs, and oil prices at targeted levels and to manage our exposure to natural gas, NGLs, and oil price fluctuations. These contracts may include commodity price swaps whereby we will receive a fixed price and pay a variable market price to the contract counterparty, collars that set a floor and ceiling price for the hedged production, or basis differential swaps. These contracts are financial instruments, and do not require or allow for physical delivery of the hedged commodity. At June 30, 2020, our commodity derivatives included fixed price swaps and basis differential swaps at index-based pricing.

At June 30, 2020, we had in place natural gas swaps covering portions of our projected production through 2024. Our commodity hedge position as of June 30, 2020 is summarized in Note 12—Derivative Instruments to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Under the Credit Facility, we are permitted to hedge up to 75% of our projected production for the next 60 months. We may enter into hedge contracts with a term greater than 60 months, and for no longer than 72 months, for up to 65% of our estimated production. Based on our production and our fixed price swap contracts that settled during the six months ended June 30, 2020, our revenues would have decreased by approximately $30 million for each $0.10 decrease per MMBtu in natural gas prices and $1.00 decrease per Bbl in oil and NGLs prices, excluding the effects of changes in the fair value of our derivative positions which remain open at June 30, 2020.

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

Mark-to-market adjustments of derivative instruments cause earnings volatility but have no cash flow impact relative to changes in market prices until the derivative contracts are settled or monetized prior to settlement. We expect continued volatility in the fair value of our derivative instruments. Our cash flows are only impacted when the associated derivative contracts are settled or monetized by making or receiving payments to or from the counterparty. At June 30, 2020, the estimated fair value of our commodity derivative instruments was a net asset of $619 million comprised of current and noncurrent assets and liabilities. At December 31, 2019, the estimated fair value of our commodity derivative instruments was a net asset of $746 million comprised of current and noncurrent assets and liabilities.

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

Counterparty and Customer Credit Risk

Our principal exposures to credit risk are through receivables resulting from the following: commodity derivative contracts ($625 million at June 30, 2020); and the sale of our natural gas, NGLs and oil production ($223 million at June 30, 2020), which we market to energy companies, end users, and refineries.

By using derivative instruments that are not traded on an exchange to hedge exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties. Credit risk is the potential failure of a counterparty to perform under the terms of a derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions that management deems to be competent and competitive market makers. The creditworthiness of our counterparties is subject to periodic review. We have commodity hedges in place with 15 different counterparties, 13 of which are lenders under our Credit Facility. The fair value of our commodity derivative contracts of approximately $619 million at June 30, 2020 included the following derivative assets by bank counterparty: Wells Fargo - $127 million; Citigroup - $114 million; Canadian Imperial Bank of Commerce - $103 million; Morgan Stanley - $94 million; JP Morgan - $88 million; Scotiabank - $43 million; PNC - $23 million; BNP Paribas - $13 million; TD Energy - $8 million; Natixis - $7 million and Truist - $4 million. The estimated fair value of our commodity derivative assets has been risk-adjusted using a discount rate based upon the counterparties’ respective published credit default swap rates (if available, or if not available, a discount rate based on the applicable Reuters bond rating) at June 30, 2020 for each of the European and American banks. We believe that all of these institutions, currently, are acceptable credit risks. Other than as provided by the Credit Facility, we are not required to provide credit support or collateral to any of our counterparties under our derivative contracts, nor are they required to provide credit support to us. As of June 30, 2020, we did not have any past-due receivables from, or payables to, any of the counterparties to our derivative contracts.

We are also subject to credit risk due to the concentration of our receivables from several significant customers for sales of natural gas, NGLs, and oil. We generally do not require our customers to post collateral. The inability or failure of our significant customers to meet their obligations to us, or their insolvency or liquidation, may adversely affect our financial results.

Interest Rate Risks

Our primary exposure to interest rate risk results from outstanding borrowings under the Credit Facility, which has a floating interest rate. The average annualized interest rate incurred on the Credit Facility during the six months ended June 30, 2020 was approximately 3.22%. We estimate that a 1.0% increase in the applicable average interest rates for the six months ended June 30, 2020 would have resulted in an estimated $4.1 million increase in interest expense.

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2020 at a level of reasonable assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.Legal Proceedings.

The information required by this item is included in Note 15—Contingencies to our unaudited condensed consolidated financial statements and is incorporated herein.

Item 1A. Risk Factors.

We are subject to certain risks and hazards due to the nature of the business activities we conduct. For a discussion of these risks, see “Item 1A. Risk Factors” in the 2019 Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. There have been no material changes to the risks described in such reports. We may experience additional risks and uncertainties not currently known to us. Furthermore, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect us.

Item 2. Unregistered Sales of Equity Securities

Issuer Purchases of Equity Securities

The following table sets forth our share purchase activity for each period presented:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
April 1, 2020 - April 30, 2020 (1)	1,217,613	$0.87	1,000,000	$—
May 1, 2020 - May 31, 2020	—	$—	—	$—
June 1, 2020 - June 30, 2020	—	$—	—	$—
Total	1,217,613	$0.87	1,000,000
(1)	The total number of shares purchased includes 217,613 shares repurchased in April representing shares of our common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of restricted stock and restricted stock units held by our employees. The remaining share repurchases were for purchases agreed to in March that settled in April under our prior share repurchase program, which expired on March 31, 2020.

Item 6.Exhibits

Exhibit Number	Description of Exhibit
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

4.1*

Sixth Supplemental Indenture related to the 5.375% Senior Notes due 2021, dated June 3, 2020, by and among Antero Resources Corporation, the several guarantors named therein and Wells Fargo Bank, National Association, as trustee.

4.2*

Fourth Supplemental Indenture related to the 5.125% Senior Notes due 2022, dated June 3, 2020, by and among Antero Resources Corporation, the several guarantors named therein and Wells Fargo Bank, National Association, as trustee.

4.3*

Second Supplemental Indenture related to the 5.625% Senior Notes due 2023, dated June 3, 2020, by and among Antero Resources Corporation, the several guarantors named therein and Wells Fargo Bank, National Association, as trustee.

4.4*

Second Supplemental Indenture related to the 5.0% Senior Notes due 2025, dated June 3, 2020, by and among Antero Resources Corporation, the several guarantors named therein and Wells Fargo Bank, National Association, as trustee.

10.1*

Fourth Amendment to Fifth Amended and Restated Credit Agreement, dated as of June 5, 2020, among Antero Resources Corporation, as Borrower, certain subsidiaries of the Borrower, as Guarantors, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.2*

Fifth Amendment to Fifth Amended and Restated Credit Agreement, dated as of June 12, 2020, among Antero Resources Corporation, as Borrower, certain subsidiaries of the Borrower, as Guarantors, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.3

Antero Resources Corporation 2020 Long-Term Incentive Plan, effective June 17, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-36120) filed on June 23, 2020).

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
101*

The following financial information from this Quarterly Report on Form 10-Q of Antero Resources Corporation for the quarter ended June 30, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

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

ANTERO RESOURCES CORPORATION

By:	/s/ GLEN C. WARREN, JR.
Glen C. Warren, Jr.
President, Chief Financial Officer and Secretary

Date:	July 29, 2020