Form 10-Q
period 2021-03-31
ANTERO RESOURCES Corp
filed 2021-04-28
CIK 1433270

Fee

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The registrant had 301,901,385 shares of common stock outstanding as of April 23, 2021.

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

We caution investors that these forward-looking statements are subject to all of the risks and uncertainties incidental to our business, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, commodity price volatility, inflation, availability of drilling, completion, and production equipment and services, environmental risks, drilling and completion and other operating risks, marketing and transportation risks, regulatory changes, the uncertainty inherent in estimating natural gas, NGLs, and oil reserves and in projecting future rates of production, cash flows and access to capital, the timing of development expenditures, conflicts of interest among our stockholders, impacts of world health events (including the COVID-19 pandemic) and the other risks described or referenced under the heading “Item 1A. Risk Factors” herein, including the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”), which is on file with the Securities and Exchange Commission (“SEC”).

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

PART I—FINANCIAL INFORMATION

ANTERO RESOURCES CORPORATION

Condensed Consolidated Balance Sheets

(In thousands)

		(Unaudited)
	December 31,	March 31,
	2020	2021
Assets
Current assets:
Accounts receivable	$28,457	86,657
Accrued revenue	425,314	446,513
Derivative instruments	105,130	41,356
Other current assets	15,238	11,781
Total current assets	574,139	586,307
Property and equipment:
Oil and gas properties, at cost (successful efforts method):
Unproved properties	1,175,178	1,144,531
Proved properties	12,260,713	12,330,278
Gathering systems and facilities	5,802	5,802
Other property and equipment	74,361	77,826
	13,516,054	13,558,437
Less accumulated depletion, depreciation, and amortization	(3,869,116)	(3,990,460)
Property and equipment, net	9,646,938	9,567,977
Operating leases right-of-use assets	2,613,603	2,549,297
Derivative instruments	47,293	43,240
Investment in unconsolidated affiliate	255,082	241,158
Other assets	13,790	12,403
Total assets	$13,150,845	13,000,382

Liabilities and Equity
Current liabilities:
Accounts payable	$26,728	41,990
Accounts payable, related parties	69,860	85,846
Accrued liabilities	343,524	350,763
Revenue distributions payable	198,117	282,413
Derivative instruments	31,242	146,720
Short-term lease liabilities	266,024	265,551
Deferred revenue, VPP	45,257	43,357
Other current liabilities	2,302	4,688
Total current liabilities	983,054	1,221,328
Long-term liabilities:
Long-term debt	3,001,593	2,568,686
Deferred income tax liability	412,252	395,244
Derivative instruments	99,172	98,944
Long-term lease liabilities	2,348,785	2,284,680
Deferred revenue, VPP	156,024	146,695
Other liabilities	59,694	56,856
Total liabilities	7,060,574	6,772,433
Commitments and contingencies (Notes 13 and 14)
Equity:
Stockholders' equity:
Preferred stock, $0.01 par value; authorized - 50,000 shares; none issued	—	—
Common stock, $0.01 par value; authorized - 1,000,000 shares; 268,672 shares and 301,190 shares issued and outstanding as of December 31, 2020 and March 31, 2021, respectively	2,686	3,011
Additional paid-in capital	6,195,497	6,317,653
Accumulated deficit	(430,478)	(445,977)
Total stockholders' equity	5,767,705	5,874,687
Noncontrolling interests	322,566	353,262
Total equity	6,090,271	6,227,949
Total liabilities and equity	$13,150,845	13,000,382

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2021
Revenue and other:
Natural gas sales	$411,082	720,369
Natural gas liquids sales	257,673	440,319
Oil sales	35,646	44,686
Commodity derivative fair value gains (losses)	565,833	(177,756)
Marketing	46,073	164,790
Amortization of deferred revenue, VPP	—	11,150
Other income	798	640
Total revenue	1,317,105	1,204,198
Operating expenses:
Lease operating	25,644	24,547
Gathering, compression, processing, and transportation	588,624	605,077
Production and ad valorem taxes	25,699	44,697
Marketing	93,273	162,077
Exploration	210	219
Impairment of oil and gas properties	89,220	34,062
Depletion, depreciation, and amortization	199,677	194,026
Accretion of asset retirement obligations	1,104	788
General and administrative (including equity-based compensation expense of $3,329 and $5,642 in 2020 and 2021, respectively)	31,221	44,074
Contract termination and rig stacking	—	91
Total operating expenses	1,054,672	1,109,658
Operating income	262,433	94,540
Other income (expense):
Interest expense, net	(53,102)	(42,743)
Equity in earnings (loss) of unconsolidated affiliate	(128,055)	18,694
Gain (loss) on early extinguishment of debt	80,561	(43,204)
Loss on convertible note equitization	—	(39,046)
Impairment of equity method investment	(610,632)	—
Transaction expense	—	(2,291)
Total other expenses	(711,228)	(108,590)
Loss before income taxes	(448,795)	(14,050)
Provision for income tax benefit	109,985	2,946
Net loss and comprehensive loss including noncontrolling interests	(338,810)	(11,104)
Less: net income and comprehensive income attributable to noncontrolling interests	—	4,395
Net loss and comprehensive loss attributable to Antero Resources Corporation	$(338,810)	(15,499)

Loss per share—basic	$(1.19)	(0.05)
Loss per share—diluted	$(1.19)	(0.05)

Weighted average number of shares outstanding:
Basic	284,227	296,746
Diluted	284,227	296,746

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

			Additional	Accumulated
	Common Stock		Paid-in	Earnings	Noncontrolling	Total
	Shares	Amount	Capital	(Deficit)	Interests	Equity
Balances, December 31, 2019	295,941	$2,959	6,130,365	837,419	—	6,970,743
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	178	2	(34)	—	—	(32)
Repurchases and retirements of common stock	(27,193)	(272)	(42,418)	—	—	(42,690)
Equity-based compensation	—	—	3,329	—	—	3,329
Net loss and comprehensive loss	—	—	—	(338,810)	—	(338,810)
Balances, March 31, 2020	268,926	$2,689	6,091,242	498,609	—	6,592,540

Balances, December 31, 2020	268,672	$2,686	6,195,497	(430,478)	322,566	6,090,271
Issuance of common shares	31,388	314	238,551	—	—	238,865
Issuance of common units in Martica Holdings, LLC	—	—	—	—	51,000	51,000
Equity component of 2026 Convertible Notes, net	—	—	(116,381)	—	—	(116,381)
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	1,130	11	(5,656)	—	—	(5,645)
Distributions to noncontrolling interest	—	—	—	—	(24,699)	(24,699)
Equity-based compensation	—	—	5,642	—	—	5,642
Net income (loss) and comprehensive income (loss)	—	—	—	(15,499)	4,395	(11,104)
Balances, March 31, 2021	301,190	$3,011	6,317,653	(445,977)	353,262	6,227,949

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2020	2021
Cash flows provided by (used in) operating activities:
Net loss including noncontrolling interests	$(338,810)	(11,104)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation, amortization, and accretion	200,781	194,814
Impairments	699,852	34,062
Commodity derivative fair value losses (gains)	(565,833)	177,756
Gains on settled commodity derivatives	210,926	5,322
Equity-based compensation expense	3,329	5,642
Deferred income tax benefit	(109,985)	(2,946)
Equity in (earnings) loss of unconsolidated affiliate	128,055	(18,694)
Dividends of earnings from unconsolidated affiliate	42,756	42,756
Amortization of deferred revenue	—	(11,150)
Amortization of debt issuance costs, debt discount, debt premium and other	2,440	4,536
Gain (loss) on early extinguishment of debt	(80,561)	43,204
Loss on convertible note equitization	—	39,046
Changes in current assets and liabilities:
Accounts receivable	(54,514)	(7,200)
Accrued revenue	116,566	(21,199)
Other current assets	(583)	3,593
Accounts payable including related parties	(1,251)	16,527
Accrued liabilities	(19,593)	(17,779)
Revenue distributions payable	(33,333)	84,296
Other current liabilities	435	2,249
Net cash provided by operating activities	200,677	563,731
Cash flows provided by (used in) investing activities:
Additions to unproved properties	(10,357)	(14,691)
Drilling and completion costs	(300,483)	(105,131)
Additions to other property and equipment	(771)	(3,336)
Settlement of water earnout	125,000	—
Change in other liabilities	—	(79)
Change in other assets	(70)	262
Net cash used in investing activities	(186,681)	(122,975)
Cash flows provided by (used in) financing activities:
Repurchases of common stock	(42,690)	—
Issuance of senior notes	—	1,200,000
Repayment of senior notes	(300,835)	(660,516)
Borrowings (repayments) on bank credit facilities, net	330,000	(873,800)
Payment of debt issuance costs	—	(15,370)
Distributions to noncontrolling interests in Martica Holdings LLC	—	(24,699)
Employee tax withholding for settlement of equity compensation awards	(32)	(5,645)
Convertible note equitization	—	(60,461)
Other	(439)	(265)
Net cash used in financing activities	(13,996)	(440,756)
Net decrease in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	—

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$30,089	35,097
Increase in accounts payable and accrued liabilities for additions to property and equipment	$10,767	35,882

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(1) Organization

Antero Resources Corporation (individually referred to as “Antero” and together with its consolidated subsidiaries “Antero Resources,” or the “Company,”) is engaged in the development, production, exploration and acquisition of natural gas, NGLs, and oil properties in the Appalachian Basin in West Virginia and Ohio. The Company targets large, repeatable resource plays where horizontal drilling and advanced fracture stimulation technologies provide the means to economically develop and produce natural gas, NGLs, and oil from unconventional formations. The Company’s corporate headquarters are located in Denver, Colorado.

(2) Summary of Significant Accounting Policies

(a)	Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial information and should be read in the context of the Company’s December 31, 2020 consolidated financial statements and notes thereto for a more complete understanding of the Company’s operations, financial position, and accounting policies. The Company’s December 31, 2020 consolidated financial statements were included in Antero Resources’ 2020 Annual Report on Form 10-K, which was filed with the SEC.

These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, and, accordingly, do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of December 31, 2020 and March 31, 2021 and its results of operations and cash flows for the three months ended March 31, 2020 and 2021. The Company has no items of other comprehensive income or loss; therefore, its net income or loss is equal to its comprehensive income or loss. Operating results for the period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the full year because of the impact of fluctuations in prices received for natural gas, NGLs, and oil, natural production declines, the uncertainty of exploration and development drilling results, fluctuations in the fair value of derivative instruments, the impacts of COVID-19 and other factors.

(b)	Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Antero Resources Corporation, its wholly owned subsidiaries, any entities in which the Company owns a controlling interest, and variable interest entities (“VIEs”) for which the Company is the primary beneficiary, including Martica Holdings LLC (“Martica”). The noncontrolling interest reflected in the Company’s unaudited condensed consolidated financial statements for the three months ended March 31, 2021 represents the Company’s interest in Martica owned by third parties.

(c)	Cash and Cash Equivalents

The Company considers all liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these instruments. From time to time, the Company may be in the position of a “book overdraft” in which outstanding checks exceed cash and cash equivalents. The Company classifies book overdrafts in accounts payable and revenue distributions payable within its unaudited condensed consolidated balance sheets, and classifies the change in accounts payable associated with book overdrafts as an operating activity within its unaudited condensed consolidated statements of cash flows. As of March 31, 2021, the book overdrafts included within accounts payable and revenue distributions payable were $12 million and $23 million, respectively. As of December 31, 2020, the book overdrafts included within accounts payable and revenue distributions payable were $11 million and $15 million, respectively.

(d)	Earnings (Loss) Per Common Share

Earnings (loss) per common share—basic for each period is computed by dividing net income (loss) attributable to Antero by the basic weighted average number of shares outstanding during the period. Earnings (loss) per common share—diluted for each period is computed after giving consideration to the potential dilution from outstanding equity awards and shares of common stock issuable upon conversion of the 2026 Convertible Notes (as defined below in Note 7—Long-Term Debt), calculated using the treasury stock method. The Company includes restricted stock unit (“RSUs”) awards, performance share unit (“PSUs”) awards and stock

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

options in the calculation of diluted weighted average shares outstanding based on the number of common shares that would be issuable if the end of the period was also the end of the performance period required for the vesting of the awards. During periods in which the Company incurs a net loss, diluted weighted average shares outstanding are equal to basic weighted average shares outstanding because the effect of all equity awards is anti-dilutive.

The following is a reconciliation of the Company’s basic weighted average shares outstanding to diluted weighted average shares outstanding during the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2021
Basic weighted average number of shares outstanding	284,227	296,746
Add: Dilutive effect of RSUs	—	—
Add: Dilutive effect of outstanding stock options	—	—
Add: Dilutive effect of PSUs	—	—
Add: Dilutive effect of 2026 Convertible Notes	—	—
Diluted weighted average number of shares outstanding	284,227	296,746

Weighted average number of outstanding securities excluded from calculation of diluted earnings per common share (1):
RSUs	5,952	6,455
Outstanding stock options	459	427
PSUs	1,621	1,863
2026 Convertible Notes	—	15,307
(1)	The potential dilutive effects of these awards were excluded from the computation of diluted earnings (loss) per common share because the inclusion of these awards would have been anti-dilutive.

(e)	Recently Issued Accounting Standards

Convertible Instruments

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which eliminates the cash conversion model in Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and Other Options, that require separate accounting for conversion features, and instead, allows the debt instrument and conversion features to be accounted for as a single debt instrument. The new standard becomes effective for the Company on January 1, 2022, and early adoption is permitted. The Company is evaluating the transition method it plans to use for adoption on January 1, 2022.

Upon adoption of this new standard, the Company expects to reclassify $15 million, net of deferred income taxes and equity issuance costs, to long-term debt and deferred income tax liability, as applicable, from stockholders’ equity, which amount is subject to adjustment for any conversions or other transactions until adoption of this new standard. Additionally, annual interest expense for the 2026 Convertible Notes will be based on an effective interest rate of 4.8% as compared to 15.1% for the three months ended March 31, 2021 and the weighted average diluted shares outstanding will increase from 15 million for the three months ended March 31, 2021 to 32 million shares under the if-converted method (defined below in Note 7—Long-Term Debt). The Company does not believe that adoption of the standard will impact its operational strategies or development prospects.

Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes. This ASU removes certain exceptions to the general principles in ASC 740, Income Taxes (“ASC 740”) and also simplifies portions of ASC 740 by clarifying and amending existing guidance. It is effective for interim and annual reporting periods after December 15, 2020. The Company adopted this ASU on January 1, 2021, and it did not have a material impact on the Company's unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(3) Transactions

(a)	Conveyance of Overriding Royalty Interest

On June 15, 2020, the Company announced the consummation of a transaction with an affiliate of Sixth Street Partners, LLC (“Sixth Street”) relating to certain overriding royalty interests across the Company’s existing asset base (the “ORRIs”). In connection with the transaction, the Company contributed the ORRIs to Martica and Sixth Street contributed $300 million in cash (subject to customary adjustments) and agreed to contribute up to an additional $102 million in cash if certain production thresholds attributable to the ORRIs are achieved in the third quarter of 2020 and first quarter of 2021. All cash contributed by Sixth Street at the initial closing was distributed to the Company. The Company met the applicable production thresholds related to the third quarter of 2020 and first quarter of 2021 as of September 31, 2020 and March 31, 2021, respectively. The Company received a $51 million cash distribution during the fourth quarter of 2020 and expects to receive an additional $51 million cash distribution that will be paid during the second quarter of 2021.

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

The Company has accounted for the VPP as a conveyance under ASC 932, Extractive Activities—Oil and Gas (“ASC 932”), and the net proceeds were recorded as deferred revenue in the unaudited condensed consolidated balance sheets. Deferred revenue is recognized as volumes are delivered using the units-of-production method over the term of the VPP. Under the production and marketing agreement, Antero and its affiliates provide certain marketing services as JPM-VEC’s agent, and any income or expenses related to these services will be recorded as marketing revenue or marketing expenses as appropriate.

Contemporaneously with the VPP, the Company executed a call option related to the production volumes associated with its retained interest in the VPP properties, which is collateralized by a mortgage on the VPP properties. Additionally, the production and marketing agreement contains an embedded put option related to the production volumes for the Company’s retained interest in the VPP properties, which has been bifurcated from the production and marketing arrangement and accounted for as a derivative

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

instrument recorded at fair value. See Note 11—Derivative Instruments to the unaudited condensed consolidated financial statements for more information on the Company’s derivative instruments.

(c)	Drilling Partnership

On February 17, 2021, Antero Resources announced the formation of a drilling partnership with QL Capital Partners (“QL”), an affiliate of Quantum Energy Partners, for the Company’s 2021 through 2024 drilling program. Under the terms of the arrangement, each year in which QL participates represents an annual tranche, and QL will be conveyed a working interest in any wells spud by Antero Resources during such tranche year. For 2021, Antero Resources and QL agreed to a capital budget for such annual tranche, and for each subsequent year through 2024, Antero Resources will propose a capital budget and estimated internal rate of return (“IRR”) for all wells to be spud during such year and, subject to the mutual agreement of the parties that the estimated IRR for the year exceeds a specified return, QL will be obligated to participate in such tranche. Antero Resources develops and manages the drilling program associated with each tranche, including the selection of wells. Additionally, for each annual tranche in which QL participates, Antero Resources and QL will enter into an assignment, bill of sale and conveyance pursuant to which QL will be conveyed a proportionate working interest percentage in each well spud in that year, which conveyance will not be subject to any reversion.

Under the terms of the arrangement, QL will fund 20% of development capital for wells spud in 2021 and is expected to fund between 15% and 20% of development capital for wells spud from 2022 through 2024, which funding amounts represent QL’s proportionate working interest in such wells. Additionally, Antero Resources may receive a carry in the form of a one-time payment from QL for each annual tranche if the IRR for such tranche exceeds certain specified returns, which will be determined no earlier than December 31 following the end of each tranche year. Capital costs in excess of, and cost savings below, a specified percentage of budgeted amounts for each annual tranche will be for Antero Resources’ account. Subject to the preceding sentence, for any wells included in a tranche, QL is obligated and responsible for its working interest share of costs and liabilities, and is entitled to its working interest share of revenues, associated with such wells for the life of such wells. If Antero Resources presents a capital budget for an annual tranche with an estimated IRR equal to or exceeding a specified return that QL in good faith believes is less than such specified return and QL elects not to participate, Antero Resources will not be obligated to offer QL the opportunity to participate in subsequent annual tranches.

The Company has accounted for the drilling partnership as a conveyance under ASC 932 and such conveyances are recorded in the unaudited condensed consolidated financial statements as QL obtains its proportionate working interest in each well. No gain or loss was recognized for the interests conveyed during the three months ended March 31, 2021.

(4) Revenue

(a)	Disaggregation of Revenue

The table set forth below presents revenue disaggregated by type and the reportable segment to which it relates (in thousands). See Note 16—Reportable Segments for more information on reportable segments.

	Three Months Ended March 31,
	2020	2021	Reportable Segment
Revenues from contracts with customers:
Natural gas sales	$411,082	720,369	Exploration and production
Natural gas liquids sales (ethane)	26,796	36,110	Exploration and production
Natural gas liquids sales (C3+ NGLs)	230,877	404,209	Exploration and production
Oil sales	35,646	44,686	Exploration and production
Marketing	46,073	164,790	Marketing
Total revenue from contracts with customers	750,474	1,370,164
Income from derivatives, deferred revenue and other sources	566,631	(165,966)
Total revenue	$1,317,105	1,204,198

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(b)	Transaction Price Allocated to Remaining Performance Obligations

For the Company’s product sales that have a contract term greater than one year, the Company utilized the practical expedient in ASC 606, Revenue from Contracts with Customers (“ASC 606”), which does not require the disclosure of the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Under the Company’s product sales contracts, each unit of product delivered to the customer represents a separate performance obligation; therefore, future volumes are wholly unsatisfied and disclosure of the transaction price allocated to remaining performance obligations is not required. For the Company’s product sales that have a contract term of one year or less, the Company utilized the practical expedient in ASC 606, which does not require the disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.

(c) Contract Balances

Under the Company’s sales contracts, the Company invoices customers after its performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company’s contracts do not give rise to contract assets or liabilities. As of December 31, 2020 and March 31, 2021, the Company’s receivables from contracts with customers were $425 million and $447 million, respectively.

(5) Equity Method Investment

(a)	Summary of Equity Method Investment

As of March 31, 2021, Antero owned approximately 29.2% of Antero Midstream Corporation’s common stock, which is reflected in Antero’s unaudited condensed consolidated financial statements using the equity method of accounting.

The following table sets forth a reconciliation of Antero’s investment in unconsolidated affiliate for the three months ended March 31, 2021 (in thousands):

Balance as of December 31, 2020 (1)	$255,082
Equity in loss of unconsolidated affiliate	18,694
Dividends from unconsolidated affiliate	(42,756)
Elimination of intercompany profit	10,138
Balance as of March 31, 2021 (1)	$241,158
(1)	The Company’s investment in Antero Midstream Corporation as of December 31, 2020 and March 31, 2021 was $1.1 billion and $1.3 billion, respectively, based on the quoted market share price of Antero Midstream Corporation.
(b)	Summarized Financial Information of Antero Midstream Corporation

The tables set forth below present summarized financial information of Antero Midstream Corporation (in thousands).

Balance Sheet

	December 31,	March 31,
	2020	2021
Current assets	$93,931	91,167
Noncurrent assets	5,516,981	5,455,593
Total assets	$5,610,912	5,546,760

Current liabilities	$94,005	79,750
Noncurrent liabilities	3,098,621	3,110,144
Stockholders' equity	2,418,286	2,356,866
Total liabilities and stockholders' equity	$5,610,912	5,546,760

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Statement of Operations

	Three Months Ended March 31,
	2020	2021
Revenues	$243,708	224,121
Operating expenses	762,872	90,534
Income (loss) from operations	(519,164)	133,587
Income (loss) attributable to the equity method investment	(392,933)	83,441

(6) Accrued Liabilities

Accrued liabilities as of December 31, 2020 and March 31, 2021 consisted of the following items (in thousands):

	December 31,	March 31,
	2020	2021
Capital expenditures	$32,372	44,476
Gathering, compression, processing, and transportation expenses	152,724	149,266
Marketing expenses	68,193	59,396
Interest expense, net	25,645	39,049
Accrued taxes	40,796	24,386
Other	23,794	34,190
Total accrued liabilities	$343,524	350,763

(7) Long-Term Debt

Long-term debt as of December 31, 2020 and March 31, 2021 consisted of the following items (in thousands):

	December 31,	March 31,
	2020	2021
Credit Facility (a)	$1,017,000	143,200
5.125% senior notes due 2022 (b)	660,516	—
5.625% senior notes due 2023 (c)	574,182	574,182
5.00% senior notes due 2025 (d)	590,000	590,000
8.375% senior notes due 2026 (e)	—	500,000
7.625% senior notes due 2029 (f)	—	700,000
4.25% convertible senior notes due 2026 (g)	287,500	137,500
Total principal	3,129,198	2,644,882
Unamortized premium (discount), net	(111,886)	(51,669)
Unamortized debt issuance costs	(15,719)	(24,527)
Long-term debt	$3,001,593	2,568,686

(a)	Senior Secured Revolving Credit Facility

Antero Resources has a senior secured revolving credit facility (the “Credit Facility”) with a consortium of bank lenders. Borrowings under the Credit Facility are subject to borrowing base limitations based on the collateral value of Antero Resources’ assets and are subject to regular semi-annual redeterminations. As of March 31, 2021, the borrowing base under the Credit Facility was $2.85 billion and lender commitments were $2.64 billion. The borrowing base was re-affirmed in the semi-annual redetermination in April 2021. The next redetermination of the borrowing base is scheduled to occur in October 2021. The Credit Facility is scheduled to mature on October 26, 2022.

Antero Resources was in compliance with all of the financial covenants under the Credit Facility as of December 31, 2020 and March 31, 2021.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

As of March 31, 2021, Antero Resources had an outstanding balance under the Credit Facility of $143 million, with a weighted average interest rate of 3.13%, and outstanding letters of credit of $742 million. As of December 31, 2020, Antero Resources had an outstanding balance under the Credit Facility of $1.0 billion, with a weighted average interest rate of 3.26%, and outstanding letters of credit of $730 million. Commitment fees on the unused portion of the Credit Facility are due quarterly at rates ranging from 0.300% to 0.375% (subject to certain exceptions) of the unused portion based on utilization.

(b)	5.125% Senior Notes Due 2022

On May 6, 2014, Antero Resources issued $600 million of 5.125% senior notes due December 1, 2022 (the “2022 Notes”) at par. On September 18, 2014, Antero Resources issued an additional $500 million of the 2022 Notes at 100.5% of par. The Company repurchased or otherwise redeemed all of the 2022 Notes between 2019 and the first quarter of 2021. The 2022 Notes were unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2022 Notes ranked pari passu to Antero Resources’ other outstanding senior notes. The 2022 Notes were guaranteed on a full and unconditional and joint and several senior unsecured basis by Antero Resources’ existing subsidiaries that guarantee the Credit Facility and certain of its future restricted subsidiaries. Interest on the 2022 Notes was payable on June 1 and December 1 of each year. See —Debt Repurchase Program below for further details on 2022 Notes repurchases.

(c)	5.625% Senior Notes Due 2023

On March 17, 2015, Antero Resources issued $750 million of 5.625% senior notes due June 1, 2023 (the “2023 Notes”) at par. The Company repurchased $176 million of the 2023 Notes from time to time during 2020, and as of March 31, 2021, $574 million principal amount of the 2023 Notes remained outstanding. The 2023 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2023 Notes rank pari passu to Antero Resources’ other outstanding senior notes. The 2023 Notes are guaranteed on a full and unconditional and joint and several senior unsecured basis by Antero Resources’ existing subsidiaries that guarantee the Credit Facility and certain of its future restricted subsidiaries. Interest on the 2023 Notes is payable on June 1 and December 1 of each year. Antero Resources may redeem all or part of the 2023 Notes at any time at redemption prices ranging from 101.406% currently to 100.00% on or after June 1, 2021. If Antero Resources undergoes a change of control followed by a rating decline, the holders of the 2023 Notes will have the right to require Antero Resources to repurchase all or a portion of the notes at a price equal to 101% of the principal amount of the 2023 Notes, plus accrued and unpaid interest.

(d)	5.00% Senior Notes Due 2025

On December 21, 2016, Antero Resources issued $600 million of 5.00% senior notes due March 1, 2025 (the “2025 Notes”) at par. The Company repurchased $10 million of the 2025 Notes from time to time during 2020, and as of March 31, 2021, $590 million principal amount of the 2023 Notes remained outstanding. The 2025 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2025 Notes rank pari passu to Antero Resources’ other outstanding senior notes. The 2025 Notes are guaranteed on a full and unconditional and joint and several senior unsecured basis by Antero Resources’ existing subsidiaries that guarantee the Credit Facility and certain of its future restricted subsidiaries. Interest on the 2025 Notes is payable on March 1 and September 1 of each year. Antero Resources may redeem all or part of the 2025 Notes at any time at redemption prices ranging from 102.5% currently to 100.00% on or after March 1, 2023. If Antero Resources undergoes a change of control followed by a rating decline, the holders of the 2025 Notes will have the right to require Antero Resources to repurchase all or a portion of the notes at a price equal to 101% of the principal amount of the 2025 Notes, plus accrued and unpaid interest.

(e)	8.375% Senior Notes Due 2026

On January 4, 2021, Antero Resources issued $500 million of 8.375% senior notes due July 15, 2026 (the “2026 Notes”) at par. The 2026 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2026 Notes rank pari passu to Antero Resources’ other outstanding senior notes. The 2026 Notes are guaranteed on a full and unconditional and joint and several senior unsecured basis by Antero Resources’ existing subsidiaries that guarantee the Credit Facility and certain of its future restricted subsidiaries. Interest on the 2026 Notes is payable on January 15 and July 15 of each year. Antero Resources may redeem all or part of the 2026 Notes at any time on or after January 15, 2024 at redemption prices ranging from 104.188% on or after January 15, 2024 to 100.00% on or after January 15, 2026. In addition, on or before January 15, 2024, Antero Resources may redeem up to 35% of the aggregate principal amount of the 2026 Notes with the net cash proceeds of certain equity offerings, if certain conditions are met, at a redemption price of 108.375% of the principal amount of

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

the 2026 Notes, plus accrued and unpaid interest. At any time prior to January 15, 2024, Antero Resources may also redeem the 2026 Notes, in whole or in part, at a price equal to 100% of the principal amount of the 2026 Notes plus a “make-whole” premium and accrued and unpaid interest. If Antero Resources undergoes a change of control followed by a rating decline, the holders of the 2026 Notes will have the right to require Antero Resources to repurchase all or a portion of the notes at a price equal to 101% of the principal amount of the 2026 Notes, plus accrued and unpaid interest.

(f)	7.625% Senior Notes Due 2029

On January 26, 2021, Antero Resources issued $700 million of 7.625% senior notes due February 1, 2029 (the “2029 Notes”) at par. The 2029 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2029 Notes rank pari passu to Antero Resources’ other outstanding senior notes. The 2029 Notes are guaranteed on a full and unconditional and joint and several senior unsecured basis by Antero Resources’ existing subsidiaries that guarantee the Credit Facility and certain of its future restricted subsidiaries. Interest on the 2029 Notes is payable on February 1 and August 1 of each year. Antero Resources may redeem all or part of the 2029 Notes at any time on or after February 1, 2024 at redemption prices ranging from 103.813% on or after February 1, 2024 to 100.00% on or after February 1, 2027. In addition, on or before February 1, 2024, Antero Resources may redeem up to 35% of the aggregate principal amount of the 2029 Notes with the net cash proceeds of certain equity offerings, if certain conditions are met, at a redemption price of 107.625% of the principal amount of the 2029 Notes, plus accrued and unpaid interest. At any time prior to February 1, 2024, Antero Resources may also redeem the 2029 Notes, in whole or in part, at a price equal to 100% of the principal amount of the 2029 Notes plus a “make-whole” premium and accrued and unpaid interest. If Antero Resources undergoes a change of control followed by a rating decline, the holders of the 2029 Notes will have the right to require Antero Resources to repurchase all or a portion of the notes at a price equal to 101% of the principal amount of the 2029 Notes, plus accrued and unpaid interest.

(g)	4.25% Convertible Senior Notes Due 2026

On August 21, 2020, Antero Resources issued $250 million in aggregate principal amount of 4.25% convertible senior notes due 2026 (the “ 2026 Convertible Notes”). On September 2, 2020, Antero Resources issued an additional $37.5 million of the 2026 Convertible Notes. The 2026 Convertible Notes were issued pursuant to an indenture and are senior, unsecured obligations of Antero Resources. The 2026 Convertible Notes bear interest at a fixed rate of 4.25% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on March 1, 2021. Proceeds from the issuance of the 2026 Convertible Notes totaled $278.5 million, net of initial purchasers’ fees and issuance cost of $9 million. Each capitalized term used in this subsection but not otherwise defined in this Quarterly Report on Form 10-Q has the meaning as set forth in the indenture governing the 2026 Convertible Notes.

The initial conversion rate is 230.2026 shares of Antero Resources’ common stock per $1,000 principal amount of 2026 Convertible Notes, subject to adjustment upon the occurrence of specified events. As of March 31, 2020, the if-converted value of the 2026 Convertible Notes was $323 million, which exceeded the principal amount of the 2026 Convertible Notes by $185 million. The 2026 Convertible Notes will mature on September 1, 2026, unless earlier repurchased, redeemed or converted. Before May 1, 2026, note holders will have the right to convert their 2026 Convertible Notes only upon the occurrence of the following events:

●	during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ending on September 30, 2020, if the Last Reported Sale Price per share of Antero Resources’ common stock exceeds 130% of the Conversion Price for each of at least 20 Trading Days (whether or not consecutive) during the 30 consecutive Trading Days ending on, and including, the last Trading Day of the immediately preceding calendar quarter (the “Stock Price Condition”);
●	during the five consecutive Business Days immediately after any 10 consecutive trading day period (such 10 consecutive Trading Day period, the “Measurement Period”) if the trading Price per $1,000 principal amount of 2026 Convertible Notes, as determined following a request by a noteholder in accordance with the procedures set forth below, for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price per share of common stock on such trading day and the conversion rate on such trading day;
●	if Antero Resources calls any or all of the 2026 Convertible Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

●	upon the occurrence of certain specified corporate events as set forth in the indenture governing the 2026 Convertible Notes.

From and after May 1, 2026, noteholders may convert their 2026 Convertible Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date.

Upon conversion, Antero Resources may satisfy its conversion obligation by paying and/or delivering, as the case may be, cash, shares of Antero Resources’ common stock or a combination of cash and shares of Antero Resources’ common stock, at Antero Resources’ election, in the manner and subject to the terms and conditions provided in the indenture governing the 2026 Convertible Notes. Antero Resources’ current intent is to settle the remaining principal amount of the 2026 Convertible Notes in cash upon conversion. The 2026 Convertible Notes have met the Stock Price Condition allowing holders of the 2026 Convertible Notes to exercise their conversion right as of March 31, 2021.

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

Upon issuance, the Company separately accounted for the liability and equity components of the 2026 Convertible Notes.  The liability component was recorded at the estimated fair value of a similar debt instrument without the conversion feature.  The difference between the principal amount of the 2026 Convertible Notes and the estimated fair value of the liability component was recorded as a debt discount and will be amortized to interest expense, together with debt issuance costs, over the term of the 2026 Convertible Notes using the effective interest method, with an effective interest rate of 15.1% per annum.  As of the issuance date, the fair value of the 2026 Convertible Notes was estimated at $172 million, resulting in a debt discount at inception of $116 million.  The equity component, representing the value of the conversion option, was computed by deducting the fair value of the liability component from the initial proceeds of the 2026 Convertible Notes issuance.  This equity component was recorded, net of deferred taxes and issuance costs, in additional paid-in capital within the unaudited condensed consolidated balance sheet and statement of stockholders’ equity and will not be remeasured as long as it continues to meet the conditions for equity classification.

Transaction costs related to the 2026 Convertible Notes issuance were allocated to the liability and equity components based on their relative fair values.  Issuance costs attributable to the liability component were recorded within debt issuance costs on the unaudited condensed consolidated balance sheet and are amortized over the term of the 2026 Convertible Notes using the effective interest method.  Issuance costs attributable to the equity component were recorded as a charge to additional paid-in capital within the unaudited condensed consolidated balance sheet and statement of stockholders’ equity.

Partial Equitization of 2026 Convertible Notes

On January 12, 2021, the Company completed a registered direct offering (the “Share Offering”) of an aggregate of 31.4 million shares of its common stock at a price of $6.35 per share to certain holders of the 2026 Convertible Notes. The Company used the proceeds from the Share Offering and approximately $63 million of borrowings under the Credit Facility to repurchase from such holders $150 million aggregate principal amount of the 2026 Convertible Notes in privately negotiated transactions (the “Convertible Note Repurchase,” and, collectively with the Share Offering, the “Equitization Transactions”).  The 2026 Convertible Notes have an initial conversion rate of 230.2026 shares of the Company’s common stock per $1,000 principal amount, and the Equitization Transactions had the effect of increasing this conversion rate to 275.3525 shares of common stock per $1,000 principal amount. The Company accounted for this transaction as an inducement of the 2026 Convertible Notes, and as a result, the Company recorded a $39 million loss on convertible note equitization in the unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2021 for the consideration paid in excess of the original terms of the 2026 Convertible Notes. Additionally, the Equitization Transactions resulted in a loss on early extinguishment of debt of $43 million in the unaudited condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2021.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

The 2026 Convertible Notes consist of the following (in thousands):

	December 31,	March 31,
	2020	2021
Liability component:
Principal	$287,500	137,500
Less: unamortized note discount	(112,265)	(51,669)
Less: unamortized debt issuance costs	(5,852)	(3,029)
Net carrying value	$169,383	82,802
Equity component (1)	$115,601	(14,755)
(1)	As of December 31, 2020, the equity component of the 2026 Convertible Notes was recorded in additional paid-in capital, net of $3 million of issuance costs and $28 million of deferred taxes. As a result of the Equitization Transactions during the first quarter of 2021, the Company repurchased a portion of the equity component for $116 million, net of $14 million of deferred taxes.

Interest expense recognized on the 2026 Convertible Notes related to the stated interest rate, amortization of the debt discount and debt issuance costs totaled $4.4 million for the three months ended March 31, 2021.

(h)	Debt Repurchase Program

During the three months ended March 31, 2020, Antero Resources repurchased $383 million principal amount of debt at a weighted average discount of 21%. The Company recognized a gain of $81 million for the three months ended March 31, 2020 on the early extinguishment of the debt repurchased.

During the three months ended March 31, 2021, the Company redeemed the remaining $661 million of the 2022 Notes at par, which included a portion of the Company’s 5.375% senior notes due 2021 and the 2022 Notes, plus accrued and unpaid interest, and as a result, the 2022 Notes were fully retired as of February 10, 2021.

(8) Asset Retirement Obligations

The following table sets forth a reconciliation of the Company’s asset retirement obligations for the three months ended March 31, 2021 (in thousands):

Asset retirement obligations—December 31, 2020	$54,452
Obligations incurred	70
Accretion expense	788
Asset retirement obligations—March 31, 2021	$55,310

Asset retirement obligations are included in other liabilities on the Company’s unaudited condensed consolidated balance sheets.

(9) Equity-Based Compensation and Cash Awards

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

shares withheld or surrendered in payment of any taxes relating to awards that were outstanding under either the 2013 Plan as of June 17, 2020 or are granted under the 2020 Plan (other than stock options and stock appreciation rights) will again be available for new awards under the 2020 Plan.

A total of 7,928,770 shares were available for future grant under the 2020 Plan as of March 31, 2021.

Antero Midstream Partners LP’s (“Antero Midstream Partners”) general partner was authorized to grant up to 10,000,000 common units representing limited partner interests in Antero Midstream Partners under the Antero Midstream Partners LP Long-Term Incentive Plan (the “AMP Plan”) to non-employee directors of its general partner and certain officers, employees, and consultants of Antero Midstream Partners and its affiliates (which include Antero Resources). Antero Resources deconsolidated Antero Midstream Partners on March 12, 2019, and on such date each outstanding phantom unit award under the AMP Plan, was assumed by Antero Midstream Corporation and converted into 1.8926 RSUs under the Antero Midstream Corporation Long Term Incentive Plan (the “AMC Plan”). Each RSU award under the AMC Plan represents a right to receive one share of Antero Midstream Corporation common stock.

The Company’s equity-based compensation expense, by type of award, was as follows for the three months ended March 31, 2020 and 2021 (in thousands):

	Three Months Ended March 31,
	2020	2021
RSU awards	$1,878	3,238
PSU awards	922	1,536
Antero Midstream Partners phantom unit awards (1)	160	518
Equity awards issued to directors	369	350
Total expense	$3,329	5,642
(1)	Antero Resources recognized compensation expense for equity awards granted under both the 2013 Plan and the AMP Plan because the awards under the AMP Plan are accounted for as if they are distributed by Antero Midstream Partners to Antero Resources. Antero Resources allocates a portion of equity-based compensation expense related to grants prior to the deconsolidation of Antero Midstream Partners on March 12, 2019 to Antero Midstream Partners based on its proportionate share of Antero Resources’ labor costs.
(a)	Restricted Stock Unit Awards

A summary of RSU award activity for the three months ended March 31, 2021 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Total awarded and unvested—December 31, 2020	8,432,397	$4.06
Granted	14,738	7.26
Vested	(1,906,286)	2.70
Forfeited	(83,359)	4.82
Total awarded and unvested—March 31, 2021	6,457,490	$4.46

As of March 31, 2021, there was approximately $20 million of unamortized equity-based compensation expense related to unvested RSUs. That expense is expected to be recognized over a weighted average period of approximately 2.1 years.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(b)	Stock Options

A summary of stock option activity for the three months ended March 31, 2021 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Intrinsic
	Stock	Exercise	Contractual	Value
	Options	Price	Life	(in thousands)
Outstanding—December 31, 2020	432,461	$50.64	4.1	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(5,000)	50.00
Outstanding—March 31, 2021	427,461	$50.65	3.8	$—
Vested—March 31, 2021	427,461	$50.65	3.8	$—
Exercisable —March 31, 2021	427,461	$50.65	3.8	$—

Intrinsic values are based on the exercise price of the options and the closing price of Antero Resources’ common stock on the referenced dates.

As of March 31, 2021, all stock options were fully vested resulting in no unamortized equity-based compensation expense.

(c)	Performance Share Unit Awards

A summary of PSUs activity for the three months ended March 31, 2021 is as follows:

		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Total awarded and unvested—December 31, 2020	2,547,798	$12.66
Granted	—	—
Forfeited	(23,283)	9.26
Cancelled (unearned)	(133,334)	25.64
Total awarded and unvested—March 31, 2021	2,391,181	$11.97

As of March 31, 2021, there was approximately $6 million of unamortized equity-based compensation expense related to unvested PSUs. That expense is expected to be recognized over a weighted average period of approximately 1.2 years.

(d)	Cash Awards

In January 2020, the Company granted cash awards of approximately $3.3 million to certain executives under the 2013 Plan, and compensation expense for these awards is recognized ratably over the vesting period for each of three tranches through January 20, 2023. In July 2020, the Company granted additional cash awards in the aggregate of $2.6 million to certain non-executive employees under the 2020 Plan that vest ratably over four years. As of March 31, 2021, the Company has recorded approximately $2.4 million in Other liabilities in the unaudited condensed consolidated balance sheet related to cash awards.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(e)	Antero Midstream Corporation Restricted Stock Unit Awards

A summary of Antero Midstream Corporation RSU awards for the three months ended March 31, 2021 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value
Total awarded and unvested—December 31, 2020	296,390	$15.06
Granted	—
Vested	(10,122)	15.81
Forfeited	—
Total awarded and unvested—March 31, 2021	286,268	$15.04

As of March 31, 2021, there was approximately $1.6 million of unamortized equity-based compensation expense related to unvested phantom unit awards. That expense is expected to be recognized over a weighted average period of approximately less than 1.0 year, and the Company’s proportionate share will be allocated to it as it is recognized.

(10) Fair Value

The carrying values of accounts receivable and accounts payable as of December 31, 2020 and March 31, 2021 approximated market values because of their short-term nature. The carrying values of the amounts outstanding under the Credit Facility as of December 31, 2020 and March 31, 2021 approximated fair value because the variable interest rates are reflective of current market conditions.

The fair value and carrying value of the senior notes and 2026 Convertible Notes as of December 31, 2020 and March 31, 2021 is as follows (in thousands):

	December 31, 2020		March 31, 2021
	Fair	Carrying	Fair	Carrying
	Value (1)	Value (2)	Value (1)	Value (2)
5.125% senior notes due 2022	$658,468	658,400	—	—
5.625% senior notes due 2023	562,698	571,370	576,077	571,644
5.00% senior notes due 2025	560,500	585,440	590,413	585,687
8.375% senior notes due 2026	—	—	551,250	494,209
7.625% senior notes due 2029	—	—	742,840	691,144
4.25% convertible senior notes due 2026	430,963	169,383	347,999	82,802
Total	$2,212,629	1,984,593	2,808,579	2,425,486
(1)	Fair values are based on Level 2 market data inputs.
(2)	Carrying values are presented net of unamortized debt issuance costs and debt discounts or premiums.

See Note 11—Derivative Instruments to the unaudited condensed consolidated financial statements for information regarding the fair value of derivative financial instruments.

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

exposure is generally offset by the change in market prices of natural gas, NGLs, and oil recognized upon the ultimate sale of the Company’s production.

The Company was party to various fixed price commodity swap contracts that settled during the three months ended March 31, 2020 and 2021. The Company enters into these swap contracts when management believes that favorable future sales prices for the Company’s production can be secured. Under these swap agreements, when actual commodity prices upon settlement exceed the fixed price provided by the swap contracts, the Company pays the difference to the counterparty. When actual commodity prices upon settlement are less than the contractually provided fixed price, the Company receives the difference from the counterparty. In addition, the Company has entered into basis swap contracts in order to hedge the difference between the New York Mercantile Exchange (“NYMEX”) index price and a local index price.

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

As of March 31, 2021, the Company’s fixed price natural gas, oil and NGL swap positions excluding Martica, the Company’s consolidated VIE, were as follows:

				Weighted
				Average
Commodity / Settlement Period	Index	Contracted Volume		Price
Natural Gas
April-December 2021	Henry Hub	2,160,000	MMBtu/day	$2.76	/MMBtu
January-December 2022	Henry Hub	1,155,486	MMBtu/day	2.50	/MMBtu
January-December 2023	Henry Hub	43,000	MMBtu/day	2.37	/MMBtu

Propane
April-December 2021	Mont Belvieu Propane-OPIS TET	16,655	Bbl/day	$30.64	/Bbl

Butane
April-December 2021	Mont Belvieu Butane-OPIS Non-TET	3,331	Bbl/day	$33.42	/Bbl
April-December 2021	Mont Belvieu Butane-OPIS TET	1,415	Bbl/day	$31.36	/Bbl

Natural Gasoline
April-December 2021	Mont Belvieu Natural Gasoline-OPIS Non-TET	8,617	Bbl/day	$51.19	/Bbl

Isobutane
April-June 2021	Mont Belvieu Isobutane-OPIS Non-TET	662	Bbl/day	$33.30	/Bbl

Oil
April-December 2021	West Texas Intermediate	3,000	Bbl/day	$55.16	/Bbl

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

In addition, the Company has a call option agreement, which entitles the holder the right, but not the obligation, to enter into a fixed price swap agreement on December 21, 2023 to purchase 427,500 MMBtu per day at a price of $2.77 per MMBtu for the year ending December 31, 2024.

As of March 31, 2021, the Company’s natural gas basis swap positions, which settle on the pricing index to basis differential of the Columbia Gas Transmission pipeline (“TCO”) to the NYMEX Henry Hub natural gas price were as follows:

				Weighted Average
Commodity / Settlement Period	Index to Basis Differential	Contracted Volume		Hedged Differential
Natural Gas
April-December 2021	NYMEX to TCO	40,000	MMBtu/day	$0.414	/MMBtu
January-December 2022	NYMEX to TCO	60,000	MMBtu/day	0.515	/MMBtu
January-December 2023	NYMEX to TCO	50,000	MMBtu/day	0.525	/MMBtu
January-December 2024	NYMEX to TCO	50,000	MMBtu/day	0.530	/MMBtu

As of March 31, 2021, the Company had natural gas and NGL contracts that fix the Mont Belvieu index price for natural gasoline to percentages of WTI as follows:

				Weighted Average
Commodity / Settlement Period	Index to Basis Differential	Contracted Volume		Payout Ratio
Gas Liquids
April-December 2021	Mont Belvieu Natural Gasoline to WTI	9,325	Bbl/day	78%

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

As of March 31, 2021, the Company’s fixed price natural gas, oil and NGL swap positions for Martica, the Company’s consolidated VIE, were as follows:

				Weighted
				Average
Commodity / Settlement Period	Index	Contracted Volume		Price
Natural Gas
April-December 2021	Henry Hub	47,385	MMBtu/day	$2.61	/MMBtu
January-December 2022	Henry Hub	38,356	MMBtu/day	2.39	/MMBtu
January-December 2023	Henry Hub	35,615	MMBtu/day	2.35	/MMBtu
January-December 2024	Henry Hub	23,885	MMBtu/day	2.33	/MMBtu
January-March 2025	Henry Hub	18,021	MMBtu/day	2.53	/MMBtu

Ethane
April-December 2021	Mont Belvieu Purity Ethane-OPIS	1,033	Bbl/day	$7.01	/Bbl
January-March 2022	Mont Belvieu Purity Ethane-OPIS	521	Bbl/day	6.68	/Bbl

Propane
April-December 2021	Mont Belvieu Propane-OPIS Non-TET	1,149	Bbl/day	$18.71	/Bbl
January-December 2022	Mont Belvieu Propane-OPIS Non-TET	934	Bbl/day	19.20	/Bbl

Natural Gasoline
April-December 2021	Mont Belvieu Natural Gasoline-OPIS Non-TET	354	Bbl/day	$31.61	/Bbl
January-December 2022	Mont Belvieu Natural Gasoline-OPIS Non-TET	282	Bbl/day	34.37	/Bbl
January-December 2023	Mont Belvieu Natural Gasoline-OPIS Non-TET	247	Bbl/day	40.74	/Bbl

Oil
April-December 2021	West Texas Intermediate	129	Bbl/day	$40.86	/Bbl
January-December 2022	West Texas Intermediate	112	Bbl/day	43.51	/Bbl
January-December 2023	West Texas Intermediate	99	Bbl/day	44.88	/Bbl
January-December 2024	West Texas Intermediate	43	Bbl/day	44.02	/Bbl
January-March 2025	West Texas Intermediate	39	Bbl/day	45.06	/Bbl

(b)	Embedded Derivatives

The VPP includes an embedded put option tied to NYMEX pricing for the production volumes associated with the Company’s retained interest in the VPP properties of 106,073,000 MMBtu remaining through December 31, 2026 at a weighted average strike price of $2.59 per MMBtu. The embedded put option is not clearly and closely related to the host contract, and therefore, the Company bifurcated this derivative instrument and reflected it at fair value in the unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(c)	Summary

The following table presents a summary of the fair values in thousands of the Company’s derivative instruments and where such values are recorded in the unaudited condensed consolidated balance sheets as of December 31, 2020 and March 31, 2021. None of the Company’s derivative instruments are designated as hedges for accounting purposes.

	Balance Sheet	December 31,	March 31,
	Location	2020	2021
Asset derivatives not designated as hedges for accounting purposes:
Commodity derivatives—current	Derivative instruments	$97,144	36,633
Embedded derivatives—current	Derivative instruments	7,986	4,723
Commodity derivatives—noncurrent	Derivative instruments	14,689	15,681
Embedded derivatives—noncurrent	Derivative instruments	32,604	27,559

Total asset derivatives		152,423	84,596

Liability derivatives not designated as hedges for accounting purposes:
Commodity derivatives—current (1)	Derivative instruments	31,242	146,720
Commodity derivatives—noncurrent (1)	Derivative instruments	99,172	98,944

Total liability derivatives		130,414	245,664

Net derivatives assets (liabilities)		$22,009	(161,068)
(1)	As of March 31, 2021, approximately $23 million of commodity derivative liabilities, including $13 million of current commodity derivatives and $10 million of noncurrent commodity derivatives, are attributable to the Company’s consolidated VIE, Martica. As of December 31, 2020, approximately $14 million of commodity derivative liabilities, including $7 million of current commodity derivatives and $7 million of noncurrent commodity derivatives, are attributable to the Company’s consolidated VIE, Martica.

The following table presents the gross values of recognized derivative assets and liabilities, the amounts offset under master netting arrangements with counterparties, and the resulting net amounts presented in the unaudited condensed consolidated balance sheets as of the dates presented, all at fair value (in thousands):

	December 31, 2020			March 31, 2021
			Net Amounts of			Net Amounts of
	Gross	Gross Amounts	Assets	Gross	Gross Amounts	Assets
	Amounts on	Offset on	(Liabilities) on	Amounts on	Offset on	(Liabilities) on
	Balance Sheet	Balance Sheet	Balance Sheet	Balance Sheet	Balance Sheet	Balance Sheet
Commodity derivative assets	$181,375	(69,542)	111,833	$90,891	(38,577)	52,314
Embedded derivative assets	$40,590	—	40,590	$32,282	—	32,282
Commodity derivative liabilities	$(199,956)	69,542	(130,414)	$(284,241)	38,577	(245,664)

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

The following is a summary of derivative fair value gains and losses and where such values are recorded in the unaudited condensed consolidated statements of operations for the three March 31, 2020 and 2021 (in thousands):

	Statement of
	Operations	Three Months Ended March 31,
	Location	2020	2021
Commodity derivative fair value gains (losses)	Revenue	$565,833	(169,967)
Embedded derivative fair value gains (losses)	Revenue	$—	(7,789)

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

Most leases include one or more options to renew, with renewal terms that can extend the lease from one to 20 years or more. The exercise of the lease renewal options is at the Company’s sole discretion. The depreciable lives of the leased assets are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(a)	Supplemental Balance Sheet Information Related to Leases

The Company’s lease assets and liabilities as of December 31, 2020 and March 31, 2021 consisted of the following items (in thousands):

		December 31,	March 31,
Leases	Balance Sheet Classification	2020	2021
Operating Leases
Operating lease right-of-use assets:
Processing plants	Operating lease right-of-use assets	$1,302,290	1,279,755
Drilling rigs and completion services	Operating lease right-of-use assets	29,894	22,632
Gas gathering lines and compressor stations (1)	Operating lease right-of-use assets	1,241,090	1,208,252
Office space	Operating lease right-of-use assets	36,879	35,959
Vehicles	Operating lease right-of-use assets	2,704	2,024
Other office and field equipment	Operating lease right-of-use assets	746	675
Total operating lease right-of-use assets		$2,613,603	2,549,297

Short-term operating lease obligation	Short-term lease liabilities	$265,178	264,858
Long-term operating lease obligation	Long-term lease liabilities	2,348,425	2,284,439
Total operating lease obligation		$2,613,603	2,549,297

Finance Leases
Finance lease right-of-use assets:
Vehicles	Other property and equipment	$1,206	934
Total finance lease right-of-use assets (2)		$1,206	934

Short-term finance lease obligation	Short-term lease liabilities	$845	693
Long-term finance lease obligation	Long-term lease liabilities	361	241
Total finance lease obligation		$1,206	934
(1)	Gas gathering lines and compressor stations leases includes $1.1 billion related to Antero Midstream Corporation as of December 31, 2020 and March 31, 2021. See “—Related party lease disclosure” for additional discussion.
(2)	Financing lease assets are recorded net of accumulated amortization of $3 million as of both December 31, 2020 and March 31, 2021.

The processing plants, gathering lines and compressor stations that are classified as lease liabilities are classified as such under ASC 842, Leases, because Antero is the sole customer of the assets and because Antero makes the decisions that most impact the economic performance of the assets.

(b)	Supplemental Information Related to Leases

Costs associated with operating leases were included in the unaudited condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2020 and 2021 (in thousands):

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

			Three Months Ended
			March 31,
Cost	Classification	Location	2020	2021
Operating lease cost	Statement of operations	Gathering, compression, processing, and transportation	$352,643	376,930
Operating lease cost	Statement of operations	General and administrative	2,881	2,488
Operating lease cost	Statement of operations	Lease operating	—	22
Operating lease cost	Balance sheet	Proved properties (1)	32,994	28,759
Total operating lease cost			$388,518	408,199

Finance lease cost:
Amortization of right-of-use assets	Statement of operations	Depletion, depreciation, and amortization	$145	127
Interest on lease liabilities	Statement of operations	Interest expense	36	28
Total finance lease cost			$181	155

Short-term lease payments			$62,717	16,842
(1)	Capitalized costs related to drilling and completion activities.

(c)	Supplemental Cash Flow Information Related to Leases

The following is the Company’s supplemental cash flow information related to leases for the three months ended March 31, 2020 and 2021 (in thousands):

	Three Months Ended March 31,
	2020	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$358,039	388,983
Investing cash flows from operating leases	27,534	24,027
Financing cash flows from finance leases	439	265

Noncash activities:
Right-of-use assets obtained in exchange for new operating lease obligations	$9,382	28

(d)	Maturities of Lease Liabilities

The table below is a schedule of future minimum payments for operating and financing lease liabilities as of March 31, 2021 (in thousands):

	Operating Leases	Financing Leases	Total
Remainder of 2021	$457,065	612	457,677
2022	579,086	366	579,452
2023	575,235	9	575,244
2024	566,467	—	566,467
2025	493,790	—	493,790
2026	442,971	—	442,971
Thereafter	1,115,499	—	1,115,499
Total lease payments	4,230,113	987	4,231,100
Less: imputed interest	(1,680,816)	(53)	(1,680,869)
Total	$2,549,297	934	2,550,231

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(e)	Lease Term and Discount Rate

The following table sets forth the Company’s weighted-average remaining lease term and discount rate as of December 31, 2020 and March 31, 2021:

	December 31, 2020		March 31, 2021
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term	8.0 years	1.5 years	7.7 years	1.3 years
Weighted-average discount rate	13.7%	6.2%	13.8%	6.2%

(f)	Related Party Lease Disclosure

The Company has a gathering and compression agreement with Antero Midstream Corporation, whereby Antero Midstream Corporation receives a low-pressure gathering fee per Mcf, a high-pressure gathering fee per Mcf and a compression fee per Mcf, in each case subject to adjustments based on the consumer price index. If and to the extent the Company requests that Antero Midstream Corporation construct new high pressure lines and compressor stations, the gathering and compression agreement contains minimum volume commitments that require Antero Resources to utilize or pay for 75% of the gathering capacity and 70% of the compression capacity of the requested capacity of such new construction for 10 years. In December 2019, the Company and Antero Midstream Corporation agreed to extend the initial term of the gathering and compression agreement to 2038 and established a growth incentive fee program whereby low pressure gathering fees will be reduced from 2020 through 2023 to the extent the Company achieves certain volumetric targets at certain points during such time. Upon completion of the initial contract term, the gathering and compression agreement will continue in effect from year to year until such time as the agreement is terminated, effective upon an anniversary of the effective date of the agreement, by either the Company or Antero Midstream Corporation on or before the 180th day prior to the anniversary of such effective date. The Company achieved the volumetric targets during the first quarter of 2020, and Antero Midstream Corporation provided a rebate of $12 million for the three months ended March 31, 2020. The Company did not achieve the volumetric target during the first quarter of 2021.

For the three months ended March 31, 2020 and 2021, gathering and compression fees paid by Antero related to this agreement were $156 million and $177 million, respectively. As of December 31, 2020 and March 31, 2021, $55 million and $63 million were included within Accounts payable, related parties, respectively, on the unaudited condensed consolidated balance sheet as due to Antero Midstream Corporation related to this agreement.

(13) Commitments

The following table sets forth a schedule of future minimum payments for firm transportation, drilling rig and completion services, processing, gathering and compression, and office and equipment agreements, which include leases that have remaining lease terms in excess of one year as of March 31, 2021 (in thousands).

		Processing,
	Firm	Gathering and	Land Payment	Operating and	Imputed Interest
	Transportation	Compression	Obligations	Financing Leases	for Leases
	(a)	(b)	(c)	(d)	(d)	Total
Remainder of 2021	$816,349	41,199	2,576	201,248	256,429	1,317,801
2022	1,042,065	52,265	400	267,895	311,557	1,674,182
2023	1,072,312	59,140	—	300,977	274,267	1,706,696
2024	1,045,230	59,262	—	334,699	231,768	1,670,959
2025	1,024,573	47,960	—	306,925	186,865	1,566,323
2026	1,018,610	14,783	—	299,354	143,617	1,476,364
Thereafter	6,027,905	98,596	—	839,133	276,366	7,242,000
Total	$12,047,044	373,205	2,976	2,550,231	1,680,869	16,654,325

(a)	Firm Transportation

The Company has entered into firm transportation agreements with various pipelines in order to facilitate the delivery of its production to market. These contracts commit the Company to transport minimum daily natural gas or NGLs volumes at negotiated

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

rates or pay for any deficiencies at specified reservation fee rates. The amounts in this table are based on the Company’s minimum daily volumes at the reservation fee rate. The values in the table represent the gross amounts that the Company is committed to pay; however, the Company will record in the unaudited condensed consolidated financial statements its proportionate share of costs based on its working interest.

(b)	Processing, Gathering, and Compression Service Commitments

The Company has entered into various long-term gas processing, gathering and compression service agreements. Certain of these agreements were determined to be leases. The minimum payment obligations under the agreements that are not leases are presented in this column.

The values in the table represent the gross amounts that the Company is committed to pay; however, the Company will record in the unaudited condensed consolidated financial statements its proportionate share of costs based on its working interest.

(c)	Land Payment Obligations

The Company has entered into various land acquisition agreements. Certain of these agreements contain minimum payment obligations over various terms. The values in the table represent the minimum payments due under these arrangements. None of these agreements were determined to be leases.

(d)	Leases, including imputed interest

The Company has obligations under contracts for services provided by drilling rigs and completion fleets, processing, gathering, and compression services agreements, and office and equipment leases. The values in the table represent the gross amounts that Antero Resources is committed to pay; however, the Company will record in its financial statements its proportionate share of costs based on its working interests. Refer to Note 12—Leases to the unaudited condensed consolidated financial statements for more information on the Company’s operating and finance leases.

(14) Contingencies

Environmental

In June 2018, the Company received a Notice of Violation (“NOV”) from the U.S. Environmental Protection Agency (“EPA”) Region III for alleged violations of the federal Clean Air Act and the West Virginia State Implementation Plan. The NOV alleges that combustion devices at these facilities did not meet applicable air permitting requirements. Separately, in June 2018, the Company received an information request from the EPA Region III pursuant to Section 114(a) of the Clean Air Act relating to the facilities that were inspected in September 2017 as well as additional Antero Resources facilities for the purpose of determining if the additional facilities have the same alleged compliance issues that were identified during the September 2017 inspections. Subsequently, the West Virginia Department of Environmental Protection (“WVDEP”) and the EPA Region V (covering Ohio facilities) each conducted its own inspections, and the Company has separately received NOVs from WVDEP and the EPA Region V related to similar issues being investigated by the EPA Region III. The Company continues to negotiate with the EPA overall and WVDEP to resolve the issues alleged in the NOVs and the information request. The Company’s operations at these facilities are not suspended, and management does not expect these matters to have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

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

Other

The Company is party to various other legal proceedings and claims in the ordinary course of its business. The Company believes that certain of these matters will be covered by insurance and that the outcome of other matters will not have a material adverse effect on the Company’s unaudited condensed consolidated financial position, results of operations, or cash flows.

(15) Related Parties

Substantially all of Antero Midstream Corporation’s revenues were and are derived from transactions with Antero Resources. See Note 16—Reportable Segments to the unaudited condensed consolidated financial statements for the operating results of the Company’s reportable segments.

(16) Reportable Segments

Management evaluated how the Company is organized and managed and identified the following segments: (i) the exploration, development, and production of natural gas, NGLs, and oil; (ii) marketing and utilization of excess firm transportation capacity and (iii) midstream services through the Company’s equity method investment in Antero Midstream Corporation. All of the Company’s assets are located in the United States and substantially all of its production revenues are attributable to customers located in the United States; however, some of the Company’s production revenues are attributable to customers who then transport the Company’s production to foreign countries for resale or consumption.

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

The operating results and assets of the Company’s reportable segments were as follows for the three months ended March 31, 2020 and 2021 (in thousands):

	Three Months Ended March 31, 2020
			Equity Method	Elimination of
			Investment in	Intersegment
	Exploration		Antero	Transactions and
	and		Midstream	Unconsolidated	Consolidated
	Production	Marketing	Corporation	Affiliates	Total
Sales and revenues:
Third-party	$1,270,234	46,073	—	—	1,316,307
Intersegment	798	—	243,708	(243,708)	798
Total	$1,271,032	46,073	243,708	(243,708)	1,317,105

Operating expenses:
Lease operating	$25,644	—	—	—	25,644
Gathering, compression, processing, and transportation	588,624	—	55,908	(55,908)	588,624
Impairment of oil and gas properties	89,220	—	—	—	89,220
Impairment of midstream assets	—	—	664,544	(664,544)	—
Depletion, depreciation, and amortization	199,677	—	27,343	(27,343)	199,677
General and administrative	31,221	—	13,537	(13,537)	31,221
Other	27,013	93,273	4,836	(4,836)	120,286
Total	961,399	93,273	766,168	(766,168)	1,054,672
Operating income (loss)	$309,633	(47,200)	(522,460)	522,460	262,433
Equity in earnings (loss) of unconsolidated affiliates	$(128,055)	—	19,077	(19,077)	(128,055)
Investments in unconsolidated affiliates	$291,989	—	716,778	(716,778)	291,989
Segment assets	$14,516,150	9,639	5,781,359	(5,781,359)	14,525,789
Capital expenditures for segment assets	$311,611	—	67,983	(67,983)	311,611

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended March 31, 2021
			Equity Method	Elimination of
			Investment in	Intersegment
	Exploration		Antero	Transactions and
	and		Midstream	Unconsolidated	Consolidated
	Production	Marketing	Corporation	Affiliates	Total
Sales and revenues:
Third-party	$1,038,768	164,790	—	—	1,203,558
Intersegment	640	—	224,121	(224,121)	640
Total	$1,039,408	164,790	224,121	(224,121)	1,204,198

Operating expenses:
Lease operating	$24,547	—	—	—	24,547
Gathering, compression, processing, and transportation	605,077	—	39,314	(39,314)	605,077
Impairment of oil and gas properties	34,062	—	—	—	34,062
Impairment of midstream assets	—	—	1,379	(1,379)	—
Depletion, depreciation, and amortization	194,026	—	26,850	(26,850)	194,026
General and administrative	44,074	—	17,930	(17,930)	44,074
Other	45,795	162,077	5,061	(5,061)	207,872
Total	947,581	162,077	90,534	(90,534)	1,109,658
Operating income	$91,827	2,713	133,587	(133,587)	94,540
Equity in earnings of unconsolidated affiliates	$18,694	—	20,744	(20,744)	18,694
Investments in unconsolidated affiliates	$241,158	—	712,069	(712,069)	241,158
Segment assets	$13,000,382	—	5,546,760	(5,546,760)	13,000,382
Capital expenditures for segment assets	$123,158	—	28,389	(28,389)	123,158

(17) Subsidiary Guarantors

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

The following tables present summarized financial information of Antero and its guarantor subsidiaries (in thousands). The Company’s wholly owned subsidiaries are not restricted from making distributions to the Company.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Balance Sheet

March 31, 2021
Parent (Antero)
and Guarantor Subsidiaries
Accounts receivable, non-guarantor subsidiaries	$51,000
Accounts receivable, related parties	—
Other current assets	505,539
Total current assets	556,539
Noncurrent assets	11,636,099
Total assets	$12,192,638

Accounts payable, non-guarantor subsidiaries	$—
Accounts payable, related parties	85,846
Other current liabilities	1,121,886
Total current liabilities	1,207,732
Noncurrent liabilities	5,540,027
Total liabilities	$6,747,759

Statement of Operations

Three Months Ended March 31, 2021
Parent (Antero)
and Guarantor Subsidiaries
Revenues	$1,189,088
Operating expenses	1,098,943
Income from operations	90,145
Net loss and comprehensive loss including noncontrolling interests	(15,499)
Net loss and comprehensive loss attributable to Antero Resources Corporation	$(15,499)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have assembled a portfolio of long-lived properties that are characterized by what we believe to be low geologic risk and repeatability. Our drilling opportunities are focused in the Marcellus Shale and Utica Shale of the Appalachian Basin. As of March 31, 2021, we held approximately 513,000 net acres of rich gas and dry gas properties located in the Appalachian Basin in West Virginia and Ohio. Our corporate headquarters are in Denver, Colorado.

2021 Developments and Highlights

COVID-19 Pandemic

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Governments have tried to slow the spread of the virus by imposing social distancing guidelines, travel restrictions and stay-at-home orders, among other actions, which have caused a significant decrease in activity in the global economy and the demand for oil and, to a lesser extent, natural gas and NGLs. The imbalance between the supply of and demand for oil, as well as the uncertainty around the extent and timing of an economic recovery, have caused extreme market volatility and a substantial adverse effect on commodity prices. The COVID-19 pandemic, commodity market volatility and resulting financial market instability are variables beyond our control and may adversely impact our generation of funds from operating cash flows, distributions from unconsolidated affiliate, available borrowings under our senior secured revolving credit facility (the “Credit Facility”) and our ability to access the capital markets.

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

Our natural gas, NGLs and oil producing properties are located in the liquids-rich Appalachian Basin. We have hedged through fixed price contracts the sale of 2.2 Bcf per day of natural gas at a weighted average price of $2.76 per MMBtu in 2021. Our hedges cover a substantial majority of our expected natural gas production for the remainder of 2021. We also have fixed priced contracts for the sale of 16,655 barrels per day of propane at a weighted average price of $30.64 per barrel and 3,000 barrels per day of oil at a weighted average price of $55.16 per barrel for the remainder of 2021. All of our hedges are financial hedges and do not have physical delivery requirements. As such, any decreases in anticipated production, whether as a result of decreased development activity, shut-ins, or through transactions under our asset sale plan, will not impact our ability to realize the benefits of the hedges.

Our supply chain has not experienced any significant interruptions. The lack of a market or available storage for any one NGL product or oil could result in our having to delay or discontinue well completions and commercial production or shut in production for other products because we cannot curtail the production of individual products in a meaningful way without reducing production of other products. Potential impacts of these constraints may include partial shut-in of production, although we are not able to determine the extent of shut-ins or for how long they may last. However, because some of our wells produce rich gas, which is processed, and some produce dry gas, which does not require processing, we can change the mix of products that we produce and wells that we complete to adjust our production to address takeaway capacity constraints for certain products. For example, we can shut-in rich gas wells and still produce from our dry gas wells if processing or storage capacity of NGL products becomes further limited or constrained. Prior to the COVID-19 pandemic, we had developed a diverse set of buyers and destinations, as well as in-field and off-site storage capacity for our condensate volumes. As a result of the pandemic, we have expanded our customer base and its condensate storage capacity within the Appalachian Basin.

In April 2021, the borrowing base supporting our Credit Facility was subject to its semi-annual redetermination and was re-affirmed at $2.85 billion. Lender commitments remained unchanged at $2.64 billion, providing us with a consistent amount of available borrowings. Our next semi-annual borrowing base redetermination is in October 2021, which could impact our available borrowings and liquidity.

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

Financing and Asset Sales Program Highlights

Redemption of 2022 Notes

We fully redeemed all of our outstanding 5.125% senior notes due December 1, 2022 (the “2022 Notes”) at par, plus accrued and unpaid interest in the first quarter of 2021. See Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements for more information.

Issuance of Senior Notes

On January 4, 2021, we issued $500 million of 8.375% senior notes due July 15, 2026 (the “2026 Notes”) at par. On January 26, 2021, we issued $700 million of 7.625% senior notes due February 1, 2029 (the “2029 Notes”) at par. The 2026 Notes and 2029 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2026 Notes and 2029 Notes rank pari passu to our other outstanding senior notes. The 2026 Notes and 2029 Notes are guaranteed on a full and unconditional and joint and several senior unsecured basis by our existing subsidiaries that guarantee the Credit Facility and certain of our future restricted subsidiaries. See Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements for more information.

Convertible Notes Equitization

On January 12, 2021, we completed a registered direct offering (the “Share Offering”) of an aggregate of 31.4 million shares of our common stock at a price of $6.35 per share to certain holders of our 4.25% convertible senior notes due 2026 (the “2026 Convertible Notes”). We used the proceeds from the Share Offering and approximately $63 million of borrowings under the Credit Facility to repurchase from such holders $150 million aggregate principal amount of the 2026 Convertible Notes in privately negotiated transactions (the “Convertible Note Repurchase,” and, collectively with the Share Offering, the “Equitization Transactions”).  See Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements for more information.

Drilling Partnership

On February 17, 2021, we announced the formation of a drilling partnership with QL Capital Partners (“QL”), an affiliate of Quantum Energy Partners, for the our 2021 through 2024 drilling program. Under the terms of the arrangement, each year in which QL participates represents an annual tranche, and QL will be conveyed a working interest in any wells spud by us during such tranche year. For 2021, together with QL, we agreed to a capital budget for such annual tranche, and for each subsequent year through 2024, we will propose a capital budget and estimated internal rate of return (“IRR”) for all wells to be spud during such year and, subject to the mutual agreement of the parties that the estimated IRR for the year exceeds a specified return, QL will be obligated to participate in such tranche. We develop and manage the drilling program associated with each tranche, including the selection of wells. Additionally, for each annual tranche in which QL participates, together with QL, we will enter into an assignment, bill of sale and conveyance pursuant to which QL will be conveyed a proportionate working interest percentage in each well spud in that year, which conveyance will not be subject to any reversion.

Under the terms of the arrangement, QL will fund 20% of development capital for wells spud in 2021 and is expected to fund between 15% and 20% of development capital for wells spud from 2022 through 2024, which funding amounts represent QL’s proportionate working interest in such wells. Additionally, we may receive a carry in the form of a one-time payment from QL for each annual tranche if the IRR for such tranche exceeds certain specified returns, which will be determined no earlier than December 31 following the end of each tranche year. Capital costs in excess of, and cost savings below, a specified percentage of budgeted amounts for each annual tranche will be for our account. Subject to the preceding sentence, for any wells included in a tranche, QL is obligated and responsible for its working interest share of costs and liabilities, and is entitled to its working interest share of revenues, associated with such wells for the life of such wells. If we present a capital budget for an annual tranche with an estimated IRR equal to or exceeding a specified return that QL in good faith believes is less than such specified return and QL elects not to participate, we will not be obligated to offer QL the opportunity to participate in subsequent annual tranches. See Note 3—Transactions to the unaudited condensed consolidated financial statements for more information.

Overriding Royalty Interest Additional Contributions

On June 15, 2020, we announced the consummation of a transaction with an affiliate of Sixth Street Partners, LLC (“Sixth Street”) relating to certain overriding royalty interests across our existing asset base (the “ORRIs”). In connection with the transaction, we contributed the ORRIs to a newly formed subsidiary, Martica Holdings LLC (“Martica”). At the initial closing, Sixth Street contributed $300 million in cash (subject to customary adjustments) and agreed to contribute up to an additional $102 million in cash if certain production thresholds attributable to the ORRIs were achieved in the third quarter of 2020 and first quarter of 2021. All cash contributed by Sixth Street was distributed to us. We met the applicable production thresholds related to the third quarter of 2020 and first quarter of 2021 as of September 31, 2020 and March 31, 2021, respectively. We received a $51 million cash distribution during in the fourth quarter of 2020 and expect to receive an additional $51 million cash distribution that will be paid during the second quarter of 2021. See Note 3—Transactions to the unaudited condensed consolidated financial statements for more information.

Hedge Position (Excluding Martica)

We are exposed to certain risks relating to our ongoing business operations, and we use derivative instruments to manage our commodity price risk.  In addition, we periodically enter into contracts that contain embedded features that are required to be bifurcated and accounted for separately as derivatives.

As of March 31, 2021, our fixed price natural gas, oil and NGL swap positions excluding Martica, our consolidated variable interest entity, were as follows:

				Weighted
				Average
Commodity / Settlement Period	Index	Contracted Volume		Price
Natural Gas
April-December 2021	Henry Hub	594	Bcf	$2.76	/MMBtu
January-December 2022	Henry Hub	422	Bcf	2.50	/MMBtu
January-December 2023	Henry Hub	16	Bcf	2.37	/MMBtu
		1,032	Bcf	2.65	/MMBtu

Propane
April-December 2021	Mont Belvieu Propane-OPIS TET	4,580	MBbl	$30.64	/Bbl

Butane
April-December 2021	Mont Belvieu Butane-OPIS Non-TET	916	MBbl	$33.42	/Bbl
April-December 2021	Mont Belvieu Butane-OPIS TET	389	MBbl	$31.36	/Bbl

Natural Gasoline
April-December 2021	Mont Belvieu Natural Gasoline-OPIS Non-TET	2,370	MBbl	$51.19	/Bbl

Isobutane
April-June 2021	Mont Belvieu Isobutane-OPIS Non-TET	182	MBbl	$33.30	/Bbl

Oil
April-December 2021	West Texas Intermediate	825	MBbl	$55.16	/Bbl

In addition, we have a call option agreement, which entitles the holder, if exercised, to enter into a fixed price swap agreement for approximately 156 Bcf at a price of $2.77 per MMBtu in 2024.

As of March 31, 2021, our natural gas basis swap positions, which settle on the pricing index to basis differential of the Columbia Gas Transmission pipeline (“TCO”) to the NYMEX Henry Hub natural gas price were as follows:

				Weighted Average
Commodity / Settlement Period	Index to Basis Differential	Contracted Volume		Hedged Differential
Natural Gas
April-December 2021	NYMEX to TCO	11	Bcf	$0.414	/MMBtu
January-December 2022	NYMEX to TCO	22	Bcf	0.515	/MMBtu
January-December 2023	NYMEX to TCO	18	Bcf	0.525	/MMBtu
January-December 2024	NYMEX to TCO	18	Bcf	0.530	/MMBtu
		69	Bcf	0.506	/MMBtu

As of March 31, 2021, we had natural gas and NGL contracts that fix the Mont Belvieu index price for natural gasoline to percentages of WTI as follows:

				Weighted Average
Commodity / Settlement Period	Index to Basis Differential	Contracted Volume		Payout Ratio
Gas Liquids
April-December 2021	Mont Belvieu Natural Gasoline to WTI	2,564	MBbl	78%

As of March 31, 2021, we also had an embedded put option tied to NYMEX pricing for the production volumes associated with our retained interest in the VPP (as defined below) properties of 106 Bcf remaining through December 31, 2026 at a weighted average strike price of $2.59 per MMBtu.

We believe our hedge position provides some certainty to cash flows supporting our future operations and capital spending plans. As of March 31, 2021, the estimated fair value of our commodity derivative contracts was a net liability of approximately $170 million. Please see Note 11—Derivative Instruments to the unaudited condensed consolidated financial statements for more information.

Results of Operations

We have three operating segments: (i) the exploration, development and production of natural gas, NGLs, and oil; (ii) marketing and utilization of excess firm transportation capacity; and (iii) midstream services through our equity method investment in Antero Midstream Corporation. Revenues from Antero Midstream Corporation’s operations were primarily derived from intersegment transactions for services provided to our exploration and production operations by Antero Midstream Partners. All intersegment transactions were eliminated upon consolidation, including revenues from water handling and treatment services provided by Antero Midstream Partners LP (“Antero Midstream Partners”), which we capitalized as proved property development costs. Marketing revenues are primarily derived from activities to purchase and sell third-party natural gas and NGLs and to market and utilize excess firm transportation capacity. See Note 16—Reportable Segments to the unaudited condensed consolidated financial statements.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2021

The operating results of our reportable segments were as follows for the three months ended March 31, 2020 and 2021 (in thousands):

	Three Months Ended March 31, 2020
			Equity Method	Elimination of
			Investment in	Intersegment
	Exploration		Antero	Transactions and
	and		Midstream	Unconsolidated	Consolidated
	Production	Marketing	Corporation	Affiliates	Total
Revenue and other:
Natural gas sales	$411,082	—	—	—	411,082
Natural gas liquids sales	257,673	—	—	—	257,673
Oil sales	35,646	—	—	—	35,646
Commodity derivative fair value gains	565,833	—	—	—	565,833
Gathering, compression, water handling and treatment	—	—	261,314	(261,314)	—
Marketing	—	46,073	—	—	46,073
Other income (loss)	798	—	(17,606)	17,606	798
Total	$1,271,032	46,073	243,708	(243,708)	1,317,105

Operating expenses:
Lease operating	25,644	—	—	—	25,644
Gathering and compression	193,008	—	55,908	(55,908)	193,008
Processing	210,236	—	—	—	210,236
Transportation	185,380	—	—	—	185,380
Production and ad valorem taxes	25,699	—	1,498	(1,498)	25,699
Marketing	—	93,273	—	—	93,273
Exploration	210	—	—	—	210
Impairment of oil and gas properties	89,220	—	—	—	89,220
Impairment of midstream assets	—	—	664,544	(664,544)	—
Depletion, depreciation, and amortization	199,677	—	27,343	(27,343)	199,677
Accretion of asset retirement obligations	1,104	—	42	(42)	1,104
General and administrative (excluding equity-based compensation)	27,892	—	10,199	(10,199)	27,892
Equity-based compensation	3,329	—	3,338	(3,338)	3,329
Total	961,399	93,273	762,872	(762,872)	1,054,672
Operating income (loss)	$309,633	(47,200)	(519,164)	519,164	262,433

Equity in earnings (loss) of unconsolidated affiliates	$(128,055)	—	19,077	(19,077)	(128,055)

	Three Months Ended March 31, 2021
			Equity Method	Elimination of
			Investment in	Intersegment
	Exploration		Antero	Transactions and
	and		Midstream	Unconsolidated	Consolidated
	Production	Marketing	Corporation	Affiliates	Total
Revenue and other:
Natural gas sales	$720,369	—	—	—	720,369
Natural gas liquids sales	440,319	—	—	—	440,319
Oil sales	44,686	—	—	—	44,686
Commodity derivative fair value gains	(177,756)	—	—	—	(177,756)
Gathering, compression, water handling and treatment	—	—	241,789	(241,789)	—
Marketing	—	164,790	—	—	164,790
Amortization of deferred revenue, VPP	11,150	—	—	—	11,150
Other income	640	—	(17,668)	17,668	640
Total	$1,039,408	164,790	224,121	(224,121)	1,204,198

Operating expenses:
Lease operating	$24,547	—	—	—	24,547
Gathering and compression	220,288	—	39,314	(39,314)	220,288
Processing	184,320	—	—	—	184,320
Transportation	200,469	—	—	—	200,469
Production and ad valorem taxes	44,697	—	—	—	44,697
Marketing	—	162,077	—	—	162,077
Exploration	219	—	—	—	219
Impairment of oil and gas properties	34,062	—	—	—	34,062
Impairment of midstream assets	—	—	1,379	(1,379)	—
Depletion, depreciation, and amortization	194,026	—	26,850	(26,850)	194,026
Accretion of asset retirement obligations	788	—	119	(119)	788
General and administrative (excluding equity-based compensation)	38,432	—	13,918	(13,918)	38,432
Equity-based compensation	5,642	—	4,012	(4,012)	5,642
Contract termination and rig stacking and other expenses	91	—	4,942	(4,942)	91
Total	947,581	162,077	90,534	(90,534)	1,109,658
Operating income (loss)	$91,827	2,713	133,587	(133,587)	94,540

Equity in earnings of unconsolidated affiliates	$18,694	—	20,744	(20,744)	18,694

Exploration and Production Segment

The following table sets forth selected operating data of the exploration and production segment for the three months ended March 31, 2020 compared to the three months ended March 31, 2021:

			Amount of
	Three Months Ended March 31,		Increase	Percent
	2020	2021	(Decrease)	Change
Production data (1) (2):
Natural gas (Bcf)	208	207	(1)	(0)%
C2 Ethane (MBbl)	4,604	4,405	(199)	(4)%
C3+ NGLs (MBbl)	10,833	9,926	(907)	(8)%
Oil (MBbl)	938	960	22	2%
Combined (Bcfe)	306	299	(7)	(2)%
Daily combined production (MMcfe/d)	3,366	3,322	(44)	(1)%
Average prices before effects of derivative settlements (3):
Natural gas (per Mcf)	$1.98	3.48	1.50	76%
C2 Ethane (per Bbl)	$5.82	8.20	2.38	41%
C3+ NGLs (per Bbl)	$21.31	40.72	19.41	91%
Oil (per Bbl)	$38.02	46.55	8.53	22%
Weighted Average Combined (per Mcfe)	$2.30	4.03	1.73	75%
Average realized prices after effects of derivative settlements (3):
Natural gas (per Mcf)	$2.88	3.56	0.68	24%
C2 Ethane (per Bbl)	$5.82	7.53	1.71	29%
C3+ NGLs (per Bbl)	$22.56	39.79	17.23	76%
Oil (per Bbl)	$47.29	45.80	(1.49)	(3)%
Weighted Average Combined (per Mcfe)	$2.99	4.05	1.06	35%
Average costs (per Mcfe):
Lease operating	$0.08	0.08	—	—%
Gathering and compression	$0.63	0.74	0.11	17%
Processing	$0.69	0.62	(0.07)	(10)%
Transportation	$0.61	0.67	0.06	10%
Production and ad valorem taxes	$0.08	0.15	0.07	88%
Marketing expense, net	$0.15	(0.01)	(0.16)	(107)%
Depletion, depreciation, amortization, and accretion	$0.66	0.65	(0.01)	(2)%
General and administrative (excluding equity-based compensation)	$0.09	0.13	0.04	44%
(1)	Production data excludes volumes related to the volumetric production payment transaction (the “VPP”). Please see Note 3— Transactions to the unaudited condensed consolidated financial statements for more information.
(2)	Average sales prices shown in the table reflect both the before and after effects of our settled commodity derivatives. Our calculation of such after effects includes gains on settlements of commodity derivatives, which do not qualify for hedge accounting because we do not designate or document them as hedges for accounting purposes. Oil and NGLs production was converted at 6 Mcf per Bbl to calculate total Bcfe production and per Mcfe amounts. This ratio is an estimate of the equivalent energy content of the products and does not necessarily reflect their relative economic value.
(3)	The average realized price for the three months ended March 31, 2021 includes $85 million of net litigation proceeds related to a favorable litigation judgment. See Note 14—Contingencies to the unaudited condensed consolidated financial statements for further discussion on the litigation proceeds. Excluding the effect of the litigation proceeds received, the average realized price would have been $3.07 per Mcf.

Natural gas sales. Revenues from sales of natural gas increased from $411 million for the three months ended March 31, 2020 to $720 million, which included litigation proceeds of $85 million, for the three months ended March 31, 2021, an increase of $309 million, or 75%. Please see Note 14— Contingencies to the unaudited condensed consolidated financial statements for more information on the litigation proceeds.

Excluding net litigation proceeds, lower natural gas production volumes during the three months ended March 31, 2021 accounted for an approximate $3 million decrease in year-over-year natural gas sales revenue (calculated as the change in year-to-year volumes times the prior year average price excluding the net proceeds from the litigation), and increases in our prices (excluding the effects of derivative settlements and net proceeds from the litigation) accounted for an approximate $226 million increase in year-over-year gas sales revenue (calculated as the change in the year-to-year average price excluding the net proceeds from the litigation times current year production volumes).

NGLs sales. Revenues from sales of NGLs increased from $258 million for the three months ended March 31, 2020 to $440 million for the three months ended March 31, 2021, an increase of $182 million, or 71% (calculated as the change in year-over-year volumes times the change in year-to-year average price). Lower NGLs production volumes accounted for an approximate $21 million decrease in year-over-year NGL revenues (calculated as the change in year-to-year volumes times the prior year average price), and changes in our prices, excluding the effects of derivative settlements, accounted for an approximate $203 million increase in year-over-year revenues (calculated as the change in the year-to-year average price times current year production volumes).

Oil sales. Revenues from sales of oil increased from $36 million for the three months ended March 31, 2020 to $45 million for the three months ended March 31, 2021, an increase of $9 million, or 25% (calculated as the change in year-over-year volumes times the change in year-to-year average price). Higher oil production volumes accounted for a $1 million increase in year-over-year oil revenues (calculated as the change in year-to-year volumes times the prior year average price), and changes in our prices, excluding the effects of derivative settlements, accounted for an approximate $8 million increase in year-over-year revenues (calculated as the change in the year-to-year average price times current year production volumes).

Commodity derivative fair value gains (losses). To achieve more predictable cash flows, and to reduce our exposure to price fluctuations, we enter into fixed for variable price swap contracts, basis swap contracts and collar contracts when management believes that favorable future sales prices for our production can be secured. Because we do not designate these derivatives as accounting hedges, they do not receive hedge accounting treatment. Consequently, all mark-to-market gains or losses, as well as cash receipts or payments on settled derivative instruments, are recognized in our statements of operations. For the three months ended March 31, 2020, our commodity hedges resulted in derivative fair value gains of $566 million. For the three months ended March 31, 2021, our commodity hedges resulted in derivative fair value loss of $178 million. The commodity derivative fair value gains (losses) included $211 million and $5 million of cash proceeds on gains on settled derivatives for the three months ended March 31, 2020 and 2021, respectively.

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

Amortization of deferred revenue, VPP. The three months ended March 31, 2021 includes amortization of $11 million of deferred revenues associated with the VPP, which relate to the production volumes delivered under the terms of the agreement during such period at approximately $1.61 per MMBtu. See Note 3—Transactions to the unaudited condensed consolidated financial statements for more information on this transaction.

Other income. Other income remained relatively consistent at less than $1 million for each of the three months ended March 31, 2020 and 2021.

Lease operating expense. Lease operating expense remained relatively consistent at $26 million and $25 million for the three months ended March 31, 2020 and 2021, respectively. On a per unit basis, lease operating expenses were $0.08 per Mcfe for each of the three months ended March 31, 2020 and 2021.

Gathering, compression, processing, and transportation expense. Gathering, compression, processing, and transportation expense increased from $589 million for the three months ended March 31, 2020 to $605 million for the three months ended March 31, 2021, an increase of $16 million or 3%. This is primarily a result of higher gathering and compression and transportation costs. Gathering and compression costs increased from $0.63 per Mcfe for the three months ended March 31, 2020 to $0.74 per Mcfe for the three months ended March 31, 2021, primarily due to higher fuel costs as a result of increased natural gas prices and $12 million in incentive fee rebates from Antero Midstream Corporation received during the three months ended March 31, 2020 that were not received during the three months ended March 31, 2021. Processing costs decreased from $0.69 per Mcfe for the three months ended March 31, 2020 to $0.62 per Mcfe for the three months ended March 31, 2021, due to a reduction in terminal fees on Mariner East II pipeline. Transportation costs increased from $0.61 per Mcfe for the three months ended March 31, 2020 to $0.67 per Mcfe for the three months ended March 31, 2021 primarily due to increased usage on the Rockies Express Pipeline.

Production and ad valorem tax expense.  Production and ad valorem taxes increased from $26 million for the three months ended March 31, 2020 to $45 million for the three months ended March 31, 2021, an increase of $19 million, or 74% primarily due to higher commodity prices between periods and $5 million for the litigation judgment. Production and ad valorem taxes as a percentage of natural gas revenues was relatively consistent at 6% in each of the three months ended March 31, 2020 and 2021.

Impairment of oil and gas properties. Impairment of oil and gas properties decreased from $89 million for the three months ended March 31, 2020 to $34 million for the three months ended March 31, 2021, a decrease of $55 million, or 62%, primarily related to lower impairments of expiring leases between periods. During both periods, we recognized impairments primarily related to expiring leases and to design and initial costs related to pads we no longer plan to place into service.

Depletion, depreciation, and amortization expense. DD&A expense decreased from $200 million for the three months ended March 31, 2020 to $194 million for the three months ended March 31, 2021, a decrease of $6 million, or 3%, primarily as a result of increased proved reserve volumes between periods. DD&A per Mcfe remained relatively consistent at $0.66 per Mcfe and $0.65 per Mcfe during the three months ended March 31, 2020 and 2021, respectively.

General and administrative expense. General and administrative expense (excluding equity-based compensation expense) increased from $28 million for the three months ended March 31, 2020 to $38 million for the three months ended March 31, 2021, an increase of $10 million, or 38%. The increase was primarily due to higher salary and wage expense between periods, which includes our annual incentive program that was significantly reduced during 2020. We had 531 employees as of March 31, 2020 and 520 employees as of March 31, 2021. On a per-unit basis, general and administrative expense excluding equity-based compensation increased by $0.04 per Mcfe, from $0.09 per Mcfe during the three months ended March 31, 2020 to $0.13 per Mcfe during the three months ended March 31, 2021 as a result of lower production volumes and higher overall costs between periods.

Equity-based compensation expense. Noncash equity-based compensation expense increased from $3 million for the three months ended March 31, 2020 to $6 million for the three months ended March 31, 2021, primarily due to an increase in the total value of awards to officers and employees in 2021, which impacts future expense recognition, partially offset by equity award forfeitures. When an equity award is forfeited, expense previously recognized for the award is reversed. Please see Note 9—Equity Based Compensation and Cash Awards to the unaudited condensed consolidated financial statements for more information on equity-based compensation awards.

Marketing Segment

Marketing. Where feasible, we purchase and sell third-party natural gas and NGLs and market our excess firm transportation capacity, or engage third parties to conduct these activities on our behalf, to optimize the revenues from these transportation agreements. We have entered into long-term firm transportation agreements for a significant portion of our current and expected future production to secure guaranteed capacity to favorable markets.

The net effect of our marketing segment changed from net marketing expense of $47 million, or $0.15 per Mcfe, for the three months ended March 31, 2020 to net marketing income of $3 million, or $0.01 per Mcfe, for the three months ended March 31, 2021. The change was driven by higher marketing volumes and margins that mitigated some of our excess firm transportation expense.

Marketing revenues increased from $46 million for the three months ended March 31, 2020 to $165 million for the three months ended March 31, 2021, an increase of $119 million.

Marketing expenses increased from $93 million for the three months ended March 31, 2020 to $162 million for the three months ended March 31, 2021, an increase of $69 million, or 74%. Marketing expenses include firm transportation costs related to current excess firm capacity as well as the cost of third-party purchased gas and NGLs. Firm transportation costs included in the expenses above were $47 million and $34 million for the three months ended March 31, 2020 and 2021, respectively.

Equity Method Investment in Antero Midstream Corporation

Antero Midstream Corporation. Revenue from the Antero Midstream Corporation segment decreased from $244 million for the three months ended March 31, 2020 to $224 million for the three months ended March 31, 2021, a decrease of $20 million, or 8%, primarily due to lower fresh water delivery revenue as a result of decreased well completions period-over-period, partially offset by higher gathering and compression revenues as a result of increased throughput between periods. Total operating expenses related to the segment decreased from $763 million for the three months ended March 31, 2020 to $91 million for the three months ended March 31, 2021, was primarily due to impairments by Antero Midstream Corporation during the three months ended March 31, 2020 of $89 million on its freshwater pipelines and equipment and impairment of goodwill of $575 million. Antero Midstream Corporation’s impairment expense was $1 million for the three months ended March 31, 2021 due to a lower of cost of market adjustment for pipe inventory.

Items Not Allocated to Segments

Interest expense. Our interest expense decreased from $53 million for the three months ended March 31, 2020 to $43 million for the three months ended March 31, 2021 primarily due to the reduction in debt as a result of our debt repurchases of our unsecured senior notes and increased interest income between periods, partially offset by interest that accrued on the newly issued 2026 Convertible Notes, 2026 Notes and 2029 Notes.

Impairment of equity investment. As of March 31, 2020, we determined that events and circumstances indicated that the carrying value of our equity method investment in Antero Midstream Corporation had experienced an other-than-temporary decline and we recorded an impairment of $611 million. The fair value of the equity method investment in Antero Midstream Corporation was based on the quoted market share price of Antero Midstream Corporation as of March 31, 2020.

Gain (loss) on early extinguishment of debt. During the three months ended March 31, 2020, we recognized a gain on early extinguishment of debt of $81 million related to $383 million principal amount of debt that we repurchased at a weighted average discount of 21%. During the three months ended March 31, 2021, we equitized $150 million aggregate principal amount of our 2026 Convertible Notes in privately negotiated transactions in exchange and as a result, we recognized a loss of $41 million which represents the difference between the fair value of the liability component of the 2026 Convertible Notes and the carrying value of such notes. Additionally, during the three months ended March 31, 2021, we redeemed $661 million of our 2022 Notes at par, plus accrued and unpaid interest and recognized a $2 million loss on early extinguishment of debt. As result, the 2022 Notes were fully retired as of February 10, 2021. See Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements for more information.

Loss on convertible note equitization. During the three months ended March 31, 2021, we recognized a loss of $39 million for the Equitization Transactions, which represents the consideration paid in excess of the original terms of the 2026 Convertible Notes. See Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements for more information.

Transaction expense. We incurred transaction expense of $2.3 million for the three months ended March 31, 2021, which expenses included legal and transaction fees associated with the drilling partnership. See Note 3—Transactions to the unaudited condensed consolidated financial statements for more information on this transaction.

Income tax benefit. Income tax benefit decreased from $110 million, with an effective tax rate of 24%, for the three months ended March 31, 2020 to $3 million, with an effective tax rate of 21%, for the three months ended March 31, 2021, a decrease of $107 million. The decrease was primarily due to lower loss before income taxes between periods.

Capital Resources and Liquidity

Sources and Uses of Cash

Our primary sources of liquidity have been through net cash provided by operating activities including proceeds from derivatives, as well as borrowings under the Credit Facility, issuances of debt and equity securities, and additional contributions from our asset sales program, including our drilling partnership. Our primary use of cash has been for the exploration, development, and acquisition of oil and natural gas properties. As we develop our reserves, we continually monitor what capital resources, including equity and debt financings, are available to meet our future financial obligations, planned capital expenditure activities, and liquidity requirements. Our future success in growing our proved reserves and production will be highly dependent on net cash provided by operating activities and the capital resources available to us. For information about the impacts of COVID-19 on our capital resources and liquidity, see “—COVID-19 Pandemic.”

Based on strip prices as of March 31, 2021, we believe that net cash provided by operating activities, distributions from unconsolidated affiliate, available borrowings under the Credit Facility, or capital market transactions and the effects of the drilling partnership will be sufficient to meet our cash requirements, including normal operating needs, debt service obligations, capital expenditures, and commitments and contingencies for at least the next 12 months.

2021 Capital Budget and Capital Spending

On February 17, 2021, we announced our net capital budget for 2021 is $635 million, which includes: $590 million for drilling and completion and $45 million for leasehold expenditures. We do not include acquisitions in our capital budget. We periodically review our capital expenditures and adjust our budget and its allocation based on commodity prices, takeaway constraints, operating cash flow and liquidity.

For the three months ended March 31, 2021, our total consolidated capital expenditures, which excludes QL’s working interest share of such costs, were approximately $159 million, including drilling and completion costs of $141 million, leasehold acquisitions of $15 million, and other capital expenditures of $3 million.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2020 and 2021:

	Three Months Ended March 31,
	2020	2021
Net cash provided by operating activities	$200,677	563,731
Net cash used in investing activities	(186,681)	(122,975)
Net cash used in financing activities	(13,996)	(440,756)
Net increase (decrease) in cash and cash equivalents	$—	—

Operating Activities. Net cash provided by operating activities was $201 million and $564 million for the three months ended March 31, 2020 and 2021, respectively. Net cash provided by operating activities increased primarily due to increases in commodity prices both before and after the effects of settled commodity derivatives, partially offset by increases in gathering, compression and transportation costs.

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

Investing Activities. Cash flows used in investing activities decreased from $187 million for the three months ended March 31, 2020 to $123 million for the three months ended March 31, 2021, primarily due to a decrease in capital expenditures of $191 million during the three months ended March 31, 2020 as compared to the same period in 2021, which was partially offset by $125 million in settlement of the water earnout impacting the three months ended March 31, 2020.

Financing Activities. Net cash flows used in financing activities increased from $14 million for the three months ended March 31, 2020 to $441 million for the three months ended March 31, 2021. During the three months ended March 31, 2021, we issued $500 million aggregate principal amount of 2026 Notes and $700 million aggregate principal amount of 2029 Notes (net of $15 million of aggregate debt issuance costs), of which proceeds were used to (i) redeem $661 million aggregate principal amount of our 2022 Notes, which were fully retired, (ii) and partially repay borrowings on our Credit Facility. Also, during the three months ended March 31, 2021, we completed the Share Offering and used the proceeds and approximately $63 million of borrowings under the Credit Facility to repurchase $150 million aggregate principal amount of the 2026 Convertible Notes in privately negotiated transactions. Additionally, during the three months ended March 31, 2021, we distributed $25 million to the noncontrolling interest in Martica. During the three months ended March 31, 2020, we repurchased (i) $383 million principal amount of debt at a weighted average discount of 21% for $301 million of cash and (ii) $43 million of our common stock at weighted average price of $1.57 per share.

Debt Agreements

Senior Secured Revolving Credit Facility

Our Credit Facility is with a consortium of bank lenders. Borrowings under the Credit Facility are subject to borrowing base limitations based on the collateral value of our assets and are subject to regular redeterminations. The borrowing base was re-affirmed at $2.85 billion in the semi-annual redetermination in April 2021.  The next redetermination of the borrowing base is scheduled to occur in October 2021.  The Credit Facility is scheduled to mature on October 26, 2022.

As of March 31, 2021, we had $143 million of borrowings and $742 million of letters of credit outstanding under the Credit Facility.

We were in compliance with the applicable covenants and ratios as of December 31, 2020 and March 31, 2021. As of March 31, 2021, our current ratio was 3.07 to 1.0 and our interest coverage ratio was 10.25 to 1.0.

For more information on the terms, conditions, and restrictions under the Credit Facility, please refer to the 2020 Form 10-K.

Senior Notes and Convertible Senior Notes

Please refer to Note 7—Long Term Debt to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2020 Form 10-K for information on our senior notes.

Non-GAAP Financial Measures

Adjusted EBITDAX is a non-GAAP financial measure that we define as net income (loss), including noncontrolling interests, before interest expense, interest income, gains or losses from commodity derivatives and marketing derivatives, amortization of deferred revenue, but including net cash receipts or payments on derivative instruments included in derivative gains or losses other than proceeds from derivative monetizations, income taxes, impairments, depletion, depreciation, amortization, and accretion, exploration expense, equity-based compensation, gain (loss) on early extinguishment of debt, contract termination and rig stacking costs, equity in earnings (loss) of unconsolidated affiliate, transaction fees and loss on convertible note equitization.

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

The following table represents a reconciliation of our net income (loss), including noncontrolling interest, to Adjusted EBITDAX and a reconciliation of our Adjusted EBITDAX to net cash provided by operating activities per our unaudited condensed consolidated statements of cash flows, in each case, for the three months ended March 31, 2020 and 2021 (in thousands). Adjusted EBITDAX also excludes the noncontrolling interests in Martica and these adjustments are disclosed in the table below as Martica related adjustments.

	Three Months Ended March 31,
	2020	2021
Reconciliation of net loss to Adjusted EBITDAX:
Net loss and comprehensive loss attributable to Antero Resources Corporation	$(338,810)	(15,499)
Net income and comprehensive income attributable to noncontrolling interests	—	4,395
Unrealized commodity derivative (gains) losses	(354,907)	183,078
Amortization of deferred revenue, VPP	—	(11,150)
Interest expense, net	53,102	42,743
Loss (gain) on early extinguishment of debt	(80,561)	43,204
Loss on convertible note equitization	—	39,046
Provision for income tax benefit	(109,985)	(2,946)
Depletion, depreciation, amortization, and accretion	200,781	194,814
Impairment of oil and gas properties	89,220	34,062
Impairment of equity method investment	610,632	—
Exploration expense	210	219
Equity-based compensation expense	3,329	5,642
Equity in (earnings) loss of unconsolidated affiliate	128,055	(18,694)
Dividends from unconsolidated affiliate	42,756	42,756
Contract termination and rig stacking	—	91
Transaction expense	—	2,291
	243,822	544,052
Martica related adjustments (1)	—	(24,562)
Adjusted EBITDAX	$243,822	519,490

Reconciliation of our Adjusted EBITDAX to net cash provided by operating activities:
Adjusted EBITDAX	$243,822	519,490
Martica related adjustments (1)	—	24,562
Interest expense, net	(53,102)	(42,743)
Exploration expense	(210)	(219)
Changes in current assets and liabilities	7,727	60,487
Transaction expense	—	(2,291)
Other items	2,440	4,445
Net cash provided by operating activities	$200,677	563,731
(1)	Adjustments reflect noncontrolling interests in Martica not otherwise adjusted in amounts above.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our unaudited condensed consolidated financial statements. Our more significant accounting policies and estimates include the successful efforts method of accounting for our production activities, estimates of natural gas, NGLs, and oil reserve quantities and standardized measures of future cash flows, and impairment of proved properties. We provide an expanded discussion of our more significant accounting policies, estimates and judgments in the 2020 Form 10-K. We believe these accounting policies reflect our more significant estimates and assumptions used in the preparation of our unaudited condensed consolidated financial statements. Also, see Note 2—Summary of Significant Accounting Policies to the consolidated financial statements, included in the 2020 Form 10-K, for a discussion of additional accounting policies and estimates made by management.

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

Based on future prices as of March 31, 2021, the estimated undiscounted future net cash flows exceeded the carrying amount and no further evaluation was required. We have not recorded any impairment expenses associated with our proved properties during the three months ended March 31, 2020 and 2021.

Estimated undiscounted future net cash flows are very sensitive to commodity price swings at current commodity price levels and a relatively small decline in prices could result in the carrying amount exceeding the estimated undiscounted future net cash flows at the end of a future reporting period, which would require us to further evaluate if an impairment charge would be necessary. If future prices decline from March 31, 2021, the fair value of our properties may be below their carrying amounts and an impairment charge may be necessary. We are unable, however, to predict future commodity prices with any reasonable certainty.

New Accounting Pronouncements

Please refer to Note 2—Summary of Significant Accounting Policies to the unaudited condensed consolidated financial statements for information on new accounting pronouncements.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off balance sheet arrangements other than contractual commitments for firm transportation, gas processing and fractionation, gathering, and compression services and land payment obligations. Please refer to Note 13—Commitments to the unaudited condensed consolidated financial statements for further information on off balance sheet arrangements.

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

Our financial hedging activities are intended to support natural gas, NGLs, and oil prices at targeted levels and to manage our exposure to natural gas, NGLs, and oil price fluctuations. These contracts may include commodity price swaps whereby we will receive a fixed price and pay a variable market price to the contract counterparty, collars that set a floor and ceiling price for the hedged production, basis differential swaps or embedded options. These contracts are financial instruments and do not require or allow for physical delivery of the hedged commodity. As of March 31, 2021, our commodity derivatives included fixed price swaps and basis differential swaps at index-based pricing.

As of March 31, 2021, we had in place natural gas swaps covering portions of our projected production through 2023. Our commodity hedge position as of March 31, 2021 is summarized in Note 11—Derivative Instruments to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Under the Credit Facility, we are

permitted to hedge up to 75% of our projected production for the next 60 months. We may enter into hedge contracts with a term greater than 60 months, and for no longer than 72 months, for up to 65% of our estimated production. Based on our production and our fixed price swap contracts and embedded put option that settled during the three months ended March 31, 2021, our revenues would have decreased by approximately $11 million for each $0.10 decrease per MMBtu in natural gas prices and $1.00 decrease per Bbl in oil and NGLs prices, excluding the effects of changes in the fair value of our derivative positions which remain open as of March 31, 2021.

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

Mark-to-market adjustments of derivative instruments cause earnings volatility but have no cash flow impact relative to changes in market prices until the derivative contracts are settled or monetized prior to settlement. We expect continued volatility in the fair value of our derivative instruments. Our cash flows are only impacted when the associated derivative contracts are settled or monetized by making or receiving payments to or from the counterparty. As of March 31, 2021, the estimated fair value of our commodity derivative instruments was a net liability of $161 million comprised of current and noncurrent assets and liabilities. As of December 31, 2020, the estimated fair value of our commodity derivative instruments was a net asset of $22 million comprised of current and noncurrent assets and liabilities.

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

Counterparty and Customer Credit Risk

Our principal exposures to credit risk are through receivables resulting from the following: commodity derivative contracts ($85 million as of March 31, 2021); and the sale of our natural gas, NGLs and oil production ($406 million as of March 31, 2021), which we market to energy companies, end users, and refineries.

By using derivative instruments that are not traded on an exchange to hedge exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties. Credit risk is the potential failure of a counterparty to perform under the terms of a derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions that management deems to be competent and competitive market makers. The creditworthiness of our counterparties is subject to periodic review. We have commodity hedges in place with 18 different counterparties, 12 of which are lenders under our Credit Facility. As of March 31, 2021, we have derivative contracts with bank counterparties that are also lenders under our Credit Facility, which included the following derivative assets by bank counterparty: Morgan Stanley - $17 million; Canadian Imperial Bank of Commerce - $10 million; Scotiabank - $9 million; Natixis - $3 million; BNP Paribas - $1 million and Truist - $1 million. The estimated fair value of our commodity derivative assets has been risk-adjusted using a discount rate based upon the counterparties’ respective published credit default swap rates (if available, or if not available, a discount rate based on the applicable Reuters bond rating) as of March 31, 2021 for each of the European and American banks. We believe that all of these institutions, currently, are acceptable credit risks. Other than as provided by the Credit Facility, we are not required to provide credit support or collateral to any of our counterparties under our derivative contracts, nor are they required to provide credit support to us. As of March 31, 2021, we did not have any past-due receivables from, or payables to, any of the counterparties to our derivative contracts.

We are also subject to credit risk due to the concentration of our receivables from several significant customers for sales of natural gas, NGLs, and oil. We generally do not require our customers to post collateral. The inability or failure of our significant customers to meet their obligations to us, or their insolvency or liquidation, may adversely affect our financial results.

Interest Rate Risks

Our primary exposure to interest rate risk results from outstanding borrowings under the Credit Facility, which has a floating interest rate. The average annualized interest rate incurred on the Credit Facility during the three months ended March 31, 2021 was approximately 3.13%. We estimate that a 1.0% increase in the applicable average interest rates for the three months ended March 31, 2021 would have resulted in an estimated $0.9 million increase in interest expense.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2021 at a level of reasonable assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this item is included in Note 14—Contingencies to our unaudited condensed consolidated financial statements and is incorporated herein.

Item 1A. Risk Factors

We are subject to certain risks and hazards due to the nature of the business activities we conduct. For a discussion of these risks, see “Item 1A.  Risk Factors” in the 2020 Form 10-K. There have been no material changes to the risks described in such report. We may experience additional risks and uncertainties not currently known to us. Furthermore, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect us.

Item 2. Unregistered Sales of Equity Securities

Issuer Purchases of Equity Securities

The following table sets forth our share purchase activity for each period presented:

Total Number
			of Shares	Approximate
			Repurchased	Dollar Value
			as Part of	of Shares
	Total Number		Publicly	that May
	of Shares	Average Price	Announced	Yet be Purchased
Period	Purchased	Paid Per Share	Plans	Under the Plan
January 1, 2021 - January 31, 2021 (1)	835,421	$6.76	—	$—
February 1, 2021 - February 28, 2021	—	—	—	—
March 1, 2021 - March 31, 2021	—	—	—	—
Total	835,421	$6.76	—	$—
(1)	The total number of shares purchased includes 835,421 shares repurchased in January 2021, which represent shares of our common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of restricted stock and RSUs held by our employees.

Item 5. Other Information.

As previously disclosed on the Form 8-K filed by the Company with the Securities and Exchange Commission on April 9, 2021 (File No. 001-36120), Michael N. Kennedy, currently Senior Vice President of Finance at the Company and Antero Midstream Corporation and Chief Financial Officer of Antero Midstream Corporation, will be appointed as Chief Financial Officer of the Company, will cease to be the Chief Financial Officer of Antero Midstream Corporation and will continue to serve as Senior Vice President of Finance at the Company and Antero Midstream Corporation, effective as of April 30, 2021.  In connection with Mr. Kennedy’s appointment as Chief Financial Officer of the Company, on April 27, 2021, the Compensation Committee of the Company approved a total annualized base salary for services provided to both the Company and Antero Midstream Corporation of $510,000, effective April 30, 2021.

Item 6. Exhibits

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

4.1

Indenture, dated as of January 4, 2021, by and among Antero Resources Corporation, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-36120) filed on January 4, 2021).

4.2	Form of 8.375% Senior Note due 2026 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (Commission File No. 001-36120) filed on January 4, 2021).
4.3

Indenture, dated as of January 26, 2021, by and among Antero Resources Corporation, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-36120) filed on February 1, 2021).

4.4	Form of 7.625% Senior Note due 2029 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (Commission File No. 001-36120) filed on February 1, 2021).
22.1	List of Guarantor Subsidiaries (incorporated by reference to Exhibit 22.1 to the Company’s Annual Report on Form 10-K (Commission File No. 001-36120) filed on February 17, 2021).
31.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350).
101*

The following financial information from this Quarterly Report on Form 10-Q of Antero Resources Corporation for the quarter ended March 31, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

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

ANTERO RESOURCES CORPORATION

By:	/s/ GLEN C. WARREN, JR.
Glen C. Warren, Jr.
President, Chief Financial Officer and Secretary

Date:	April 28, 2021