Form 10-Q
period 2021-06-30
ANTERO RESOURCES Corp
filed 2021-07-28
CIK 1433270

Fee

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The registrant had 313,864,919 shares of common stock outstanding as of July 23, 2021.

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

We caution investors that these forward-looking statements are subject to all of the risks and uncertainties incidental to our business, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, commodity price volatility, inflation, availability of drilling, completion, and production equipment and services, environmental risks, drilling and completion and other operating risks, marketing and transportation risks, regulatory changes, the uncertainty inherent in estimating natural gas, NGLs, and oil reserves and in projecting future rates of production, cash flows and access to capital, the timing of development expenditures, conflicts of interest among our stockholders, impacts of world health events (including the COVID-19 pandemic), cybersecurity risks and the other risks described or referenced under the heading “Item 1A. Risk Factors” herein, including the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”), which is on file with the Securities and Exchange Commission (“SEC”).

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

PART I—FINANCIAL INFORMATION

ANTERO RESOURCES CORPORATION

Condensed Consolidated Balance Sheets

(In thousands)

		(Unaudited)
	December 31,	June 30,
	2020	2021
Assets
Current assets:
Cash and cash equivalents	$—	4,541
Accounts receivable	28,457	36,145
Accrued revenue	425,314	493,740
Derivative instruments	105,130	1,056
Other current assets	15,238	14,958
Total current assets	574,139	550,440
Property and equipment:
Oil and gas properties, at cost (successful efforts method):
Unproved properties	1,175,178	1,076,562
Proved properties	12,260,713	12,479,785
Gathering systems and facilities	5,802	5,802
Other property and equipment	74,361	77,231
	13,516,054	13,639,380
Less accumulated depletion, depreciation, and amortization	(3,869,116)	(4,095,539)
Property and equipment, net	9,646,938	9,543,841
Operating leases right-of-use assets	2,613,603	2,486,044
Derivative instruments	47,293	19,396
Investment in unconsolidated affiliate	255,082	237,668
Other assets	13,790	10,944
Total assets	$13,150,845	12,848,333

Liabilities and Equity
Current liabilities:
Accounts payable	$26,728	39,612
Accounts payable, related parties	69,860	85,471
Accrued liabilities	343,524	433,050
Revenue distributions payable	198,117	267,926
Derivative instruments	31,242	733,994
Short-term lease liabilities	266,024	269,611
Deferred revenue, VPP	45,257	41,453
Other current liabilities	2,302	11,980
Total current liabilities	983,054	1,883,097
Long-term liabilities:
Long-term debt	3,001,593	2,415,163
Deferred income tax liability	412,252	214,292
Derivative instruments	99,172	204,525
Long-term lease liabilities	2,348,785	2,217,336
Deferred revenue, VPP	156,024	137,322
Other liabilities	59,694	58,184
Total liabilities	7,060,574	7,129,919
Commitments and contingencies (Notes 13 and 14)
Equity:
Stockholders' equity:
Preferred stock, $0.01 par value; authorized - 50,000 shares; none issued	—	—
Common stock, $0.01 par value; authorized - 1,000,000 shares; 268,672 shares and 313,527 shares issued and outstanding as of December 31, 2020 and June 30, 2021, respectively	2,686	3,135
Additional paid-in capital	6,195,497	6,363,774
Accumulated deficit	(430,478)	(969,444)
Total stockholders' equity	5,767,705	5,397,465
Noncontrolling interests	322,566	320,949
Total equity	6,090,271	5,718,414
Total liabilities and equity	$13,150,845	12,848,333

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,
	2020	2021
Revenue and other:
Natural gas sales	$367,415	626,520
Natural gas liquids sales	212,197	464,381
Oil sales	8,322	51,906
Commodity derivative fair value losses	(168,015)	(831,840)
Marketing	64,285	165,453
Amortization of deferred revenue, VPP	—	11,279
Gain on sale of assets	—	2,288
Other income (loss)	707	(619)
Total revenue	484,911	489,368
Operating expenses:
Lease operating	24,742	21,645
Gathering, compression, processing, and transportation	631,845	641,362
Production and ad valorem taxes	19,992	33,694
Marketing	113,053	198,994
Exploration	231	5,638
Impairment of oil and gas properties	37,350	9,303
Depletion, depreciation, and amortization	214,035	187,330
Accretion of asset retirement obligations	1,111	1,331
General and administrative (including equity-based compensation expense of $7,973 and $4,249 in 2020 and 2021, respectively)	38,403	32,177
Contract termination and rig stacking	11,071	844
Total operating expenses	1,091,833	1,132,318
Operating loss	(606,922)	(642,950)
Other income (expense):
Equity in earnings of unconsolidated affiliate	20,228	17,477
Transaction expense	(6,138)	(185)
Interest expense, net	(51,811)	(49,963)
Gain (loss) on early extinguishment of debt	39,171	(23,065)
Loss on convertible note equitization	—	(11,731)
Total other income (expense)	1,450	(67,467)
Loss before income taxes	(605,472)	(710,417)
Provision for income tax benefit	142,404	175,966
Net loss and comprehensive loss including noncontrolling interests	(463,068)	(534,451)
Less: net income (loss) and comprehensive income (loss) attributable to noncontrolling interests	236	(10,984)
Net loss and comprehensive loss attributable to Antero Resources Corporation	$(463,304)	(523,467)

Loss per share—basic	$(1.73)	(1.70)
Loss per share—diluted	$(1.73)	(1.70)

Weighted average number of shares outstanding:
Basic	268,386	307,879
Diluted	268,386	307,879

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Six Months Ended June 30,
	2020	2021
Revenue and other:
Natural gas sales	$778,497	1,346,889
Natural gas liquids sales	469,870	904,700
Oil sales	43,968	96,592
Commodity derivative fair value gains (losses)	397,818	(1,009,596)
Marketing	110,358	330,243
Amortization of deferred revenue, VPP	—	22,429
Gain on sale of assets	—	2,288
Other income	1,505	21
Total revenue	1,802,016	1,693,566
Operating expenses:
Lease operating	50,386	46,192
Gathering, compression, processing, and transportation	1,220,469	1,246,439
Production and ad valorem taxes	45,691	78,391
Marketing	206,326	361,071
Exploration	441	5,857
Impairment of oil and gas properties	126,570	43,365
Depletion, depreciation, and amortization	413,712	381,356
Accretion of asset retirement obligations	2,215	2,119
General and administrative (including equity-based compensation expense of $11,302 and $9,891 in 2020 and 2021, respectively)	69,624	76,251
Contract termination and rig stacking	11,071	935
Total operating expenses	2,146,505	2,241,976
Operating loss	(344,489)	(548,410)
Other income (expense):
Interest expense, net	(104,913)	(92,706)
Equity in earnings (loss) of unconsolidated affiliate	(107,827)	36,171
Gain (loss) on early extinguishment of debt	119,732	(66,269)
Loss on convertible note equitizations	—	(50,777)
Impairment of equity method investment	(610,632)	—
Transaction expense	(6,138)	(2,476)
Total other expenses	(709,778)	(176,057)
Loss before income taxes	(1,054,267)	(724,467)
Provision for income tax benefit	252,389	178,912
Net loss and comprehensive loss including noncontrolling interests	(801,878)	(545,555)
Less: net income (loss) and comprehensive income (loss) attributable to noncontrolling interests	236	(6,589)
Net loss and comprehensive loss attributable to Antero Resources Corporation	$(802,114)	(538,966)

Loss per share—basic	$(2.90)	(1.78)
Loss per share—diluted	$(2.90)	(1.78)

Weighted average number of shares outstanding:
Basic	276,306	302,343
Diluted	276,306	302,343

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

			Additional	Accumulated
	Common Stock		Paid-in	Earnings	Noncontrolling	Total
	Shares	Amount	Capital	(Deficit)	Interests	Equity
Balances, December 31, 2019	295,941	$2,959	6,130,365	837,419	—	6,970,743
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	178	2	(34)	—	—	(32)
Repurchases and retirements of common stock	(27,193)	(272)	(42,418)	—	—	(42,690)
Equity-based compensation	—	—	3,329	—	—	3,329
Net loss and comprehensive loss	—	—	—	(338,810)	—	(338,810)
Balances, March 31, 2020	268,926	2,689	6,091,242	498,609	—	6,592,540
Issuance of common units in Martica Holdings, LLC	—	—	—	—	300,000	300,000
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	464	5	(305)	—	—	(300)
Distributions to noncontrolling interest	—	—	—	—	(3,413)	(3,413)
Repurchases and retirements of common stock	(1,000)	(10)	(743)	—	—	(753)
Equity-based compensation	—	—	7,973	—	—	7,973
Net income (loss) and comprehensive income (loss)	—	—	—	(463,304)	236	(463,068)
Balances, June 30, 2020	268,390	$2,684	6,098,167	35,305	296,823	6,432,979

Balances, December 31, 2020	268,672	$2,686	6,195,497	(430,478)	322,566	6,090,271
Issuance of common shares	31,388	314	238,551	—	—	238,865
Issuance of common units in Martica Holdings, LLC	—	—	—	—	51,000	51,000
Equity component of 2026 Convertible Notes, net	—	—	(116,381)	—	—	(116,381)
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	1,130	11	(5,656)	—	—	(5,645)
Distributions to noncontrolling interest	—	—	—	—	(24,699)	(24,699)
Equity-based compensation	—	—	5,642	—	—	5,642
Net income (loss) and comprehensive income (loss)	—	—	—	(15,499)	4,395	(11,104)
Balances, March 31, 2021	301,190	3,011	6,317,653	(445,977)	353,262	6,227,949
Issuance of common shares	11,588	116	125,262	—	—	125,378
Equity component of 2026 Convertible Notes, net	—	—	(79,497)	—	—	(79,497)
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	749	8	(3,893)	—	—	(3,885)
Distributions to noncontrolling interest	—	—	—	—	(21,329)	(21,329)
Equity-based compensation	—	—	4,249	—	—	4,249
Net loss and comprehensive loss	—	—	—	(523,467)	(10,984)	(534,451)
Balances, June 30, 2021	313,527	$3,135	6,363,774	(969,444)	320,949	5,718,414

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2020	2021
Cash flows provided by (used in) operating activities:
Net loss including noncontrolling interests	$(801,878)	(545,555)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation, amortization, and accretion	415,927	383,475
Impairments	737,202	43,365
Commodity derivative fair value losses (gains)	(397,818)	1,009,596
Gains (losses) on settled commodity derivatives	524,838	(64,951)
Payments for derivative monetizations	—	(4,569)
Gain on sale of assets	—	(2,288)
Equity-based compensation expense	11,302	9,891
Deferred income tax benefit	(252,389)	(178,912)
Equity in (earnings) loss of unconsolidated affiliate	107,827	(36,171)
Dividends of earnings from unconsolidated affiliate	85,511	74,040
Amortization of deferred revenue	—	(22,429)
Amortization of debt issuance costs, debt discount, debt premium and other	4,433	7,877
(Gain) loss on early extinguishment of debt	(119,732)	66,269
Loss on convertible note equitizations	—	50,777
Changes in current assets and liabilities:
Accounts receivable	(27,329)	(7,687)
Accrued revenue	63,023	(68,425)
Other current assets	789	631
Accounts payable including related parties	(21,182)	6,681
Accrued liabilities	15,722	64,499
Revenue distributions payable	(29,560)	69,809
Other current liabilities	(46)	16,349
Net cash provided by operating activities	316,640	872,272
Cash flows provided by (used in) investing activities:
Additions to unproved properties	(21,672)	(29,473)
Drilling and completion costs	(552,227)	(273,956)
Additions to other property and equipment	(1,234)	(2,320)
Settlement of water earnout	125,000	—
Proceeds from asset sales	—	2,351
Change in other liabilities	—	(77)
Change in other assets	525	597
Net cash used in investing activities	(449,608)	(302,878)
Cash flows provided by (used in) financing activities:
Repurchases of common stock	(43,443)	—
Issuance of senior notes	—	1,800,000
Repayment of senior notes	(496,541)	(1,234,698)
Borrowings (repayments) on bank credit facilities, net	374,000	(1,017,000)
Payment of debt issuance costs	—	(22,440)
Sale of noncontrolling interest	300,000	51,000
Distributions to noncontrolling interests in Martica Holdings LLC	—	(46,028)
Employee tax withholding for settlement of equity compensation awards	(331)	(9,530)
Convertible note equitizations	—	(85,648)
Other	(717)	(509)
Net cash provided by (used in) financing activities	132,968	(564,853)
Net increase in cash and cash equivalents	—	4,541
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	4,541

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$101,885	58,126
Increase (decrease) in accounts payable and accrued liabilities for additions to property and equipment	$(61,305)	42,589

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(1) Organization

Antero Resources Corporation (individually referred to as “Antero” and together with its consolidated subsidiaries “Antero Resources,” or the “Company,”) is engaged in the development, production, exploration and acquisition of natural gas, NGLs, and oil properties in the Appalachian Basin in West Virginia and Ohio. The Company targets large, repeatable resource plays where horizontal drilling and advanced fracture stimulation technologies provide the means to economically develop and produce natural gas, NGLs, and oil from unconventional formations. The Company’s corporate headquarters is located in Denver, Colorado.

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

These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, and, accordingly, do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of December 31, 2020 and June 30, 2021 and its results of operations for the three and six months ended June 30, 2020 and 2021 and cash flows for the six months ended June 30, 2020 and 2021. The Company has no items of other comprehensive income or loss; therefore, its net income or loss is equal to its comprehensive income or loss. Operating results for the period ended June 30, 2021 are not necessarily indicative of the results that may be expected for the full year because of the impact of fluctuations in prices received for natural gas, NGLs, and oil, natural production declines, the uncertainty of exploration and development drilling results, fluctuations in the fair value of derivative instruments, the impacts of COVID-19 and other factors.

(b)	Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Antero Resources Corporation, its wholly owned subsidiaries, and its variable interest entity (“VIE”), Martica Holdings LLC, (“Martica”), for which the Company is the primary beneficiary. The noncontrolling interest reflected in the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2020 and 2021 represents the Company’s interest in Martica owned by third parties. See Note 3—Transactions to the unaudited condensed consolidated financial statements for more information on Martica.

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

Earnings (loss) per common share—basic for each period is computed by dividing net income (loss) attributable to Antero by the basic weighted average number of shares outstanding during the period. Earnings (loss) per common share—diluted for each period is computed after giving consideration to the potential dilution from outstanding equity awards and shares of common stock issuable upon conversion of the 2026 Convertible Notes (as defined below in Note 7—Long-Term Debt), calculated using the if-converted method. The Company includes restricted stock unit (“RSUs”) awards, performance share unit (“PSUs”) awards and stock

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

options in the calculation of diluted weighted average shares outstanding based on the number of common shares that would be issuable if the end of the period was also the end of the performance period required for the vesting of the awards. During periods in which the Company incurs a net loss, diluted weighted average shares outstanding are equal to basic weighted average shares outstanding because the effects of all equity awards and the 2026 Convertible Notes are anti-dilutive.

The following is a reconciliation of the Company’s basic weighted average shares outstanding to diluted weighted average shares outstanding during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Basic weighted average number of shares outstanding	268,386	307,879	276,306	302,343
Add: Dilutive effect of RSUs	—	—	—	—
Add: Dilutive effect of outstanding stock options	—	—	—	—
Add: Dilutive effect of PSUs	—	—	—	—
Add: Dilutive effect of 2026 Convertible Notes	—	—	—	—
Diluted weighted average number of shares outstanding	268,386	307,879	276,306	302,343

Weighted average number of outstanding securities excluded from calculation of diluted earnings per common share (1):
RSUs	6,165	6,642	5,697	6,767
Outstanding stock options	454	380	454	404
PSUs	1,595	2,769	1,595	2,584
2026 Convertible Notes	—	18,778	—	18,778
(1)	The potential dilutive effects of these awards were excluded from the computation of diluted earnings (loss) per common share because the inclusion of these awards would have been anti-dilutive.

(e)	Income Taxes

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

During the three months ended June 30, 2021, West Virginia enacted a new tax law that is effective January 1, 2022 on a prospective basis that is expected to reduce the Company’s net income or loss that is apportioned to West Virginia.  As a result of this tax law change, the Company’s deferred income tax liability was reduced by $34 million as of June 30, 2021, which includes a $48 million increase in deferred tax assets, partially offset by a $14 million increase in valuation allowance.

(f)	Recently Issued Accounting Standards

Convertible Instruments

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which eliminates the cash conversion model in Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and Other Options, that require separate accounting for conversion features, and instead, allows the debt instrument and conversion features to be accounted for as a single debt instrument. The new standard becomes effective for the Company on January 1, 2022, and early adoption is permitted. The Company is evaluating the transition method it plans to use for adoption on January 1, 2022. However, the Company has utilized the modified retrospective approach to quantify the expected impact of this standard on its financial statements.

Upon adoption of this new standard, the Company expects to reclassify between $15 million and $30 million, net of deferred income taxes and equity issuance costs, to long-term debt and deferred income tax liability, as applicable, from stockholders’ equity, which amount is subject to adjustment for any conversions or other transactions until adoption of this new standard. Additionally,

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

annual interest expense for the 2026 Convertible Notes will be based on an effective interest rate of 4.8% as compared to 15.1% for the three and six months ended June 30, 2021. The Company does not believe that adoption of the standard will impact its operational strategies or development prospects.

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

(3) Transactions

(a)	Conveyance of Overriding Royalty Interest

On June 15, 2020, the Company announced the consummation of a transaction with an affiliate of Sixth Street Partners, LLC (“Sixth Street”) relating to certain overriding royalty interests across the Company’s existing asset base (the “ORRIs”). In connection with the transaction, the Company contributed the ORRIs to Martica and Sixth Street contributed $300 million in cash (subject to customary adjustments) and agreed to contribute up to an additional $102 million in cash if certain production thresholds attributable to the ORRIs are achieved in the third quarter of 2020 and first quarter of 2021. All cash contributed by Sixth Street at the initial closing was distributed to the Company. The Company met the applicable production thresholds related to the third quarter of 2020 and first quarter of 2021 as of September 31, 2020 and March 31, 2021, respectively. The Company received a $51 million cash distribution during each of the fourth quarter of 2020 and the second quarter of 2021.

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

The Company has accounted for the VPP as a conveyance under ASC 932, Extractive Activities—Oil and Gas (“ASC 932”), and the net proceeds were recorded as deferred revenue in the unaudited condensed consolidated balance sheet as of the transaction closing. Deferred revenue is recognized as volumes are delivered using the units-of-production method over the term of the VPP. Under the production and marketing agreement, Antero and its affiliates provide certain marketing services as JPM-VEC’s agent, and any income or expenses related to these services will be recorded as marketing revenue or marketing expenses as appropriate.

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

The Company has accounted for the drilling partnership as a conveyance under ASC 932 and such conveyances are recorded in the unaudited condensed consolidated financial statements as QL obtains its proportionate working interest in each well. No gain or loss was recognized for the interests conveyed during the three and six months ended June 30, 2021.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(4) Revenue

(a)	Disaggregation of Revenue

The table set forth below presents revenue disaggregated by type and the reportable segment to which it relates (in thousands). See Note 16—Reportable Segments for more information on reportable segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021	Reportable Segment
Revenues from contracts with customers:
Natural gas sales	$367,415	626,520	778,497	1,346,889	Exploration and production
Natural gas liquids sales (ethane)	26,644	43,417	53,440	79,527	Exploration and production
Natural gas liquids sales (C3+ NGLs)	185,553	420,964	416,430	825,173	Exploration and production
Oil sales	8,322	51,906	43,968	96,592	Exploration and production
Marketing	64,285	165,453	110,358	330,243	Marketing
Total revenue from contracts with customers	652,219	1,308,260	1,402,693	2,678,424
Income (loss) from derivatives, deferred revenue and other sources	(167,308)	(818,892)	399,323	(984,858)
Total revenue	$484,911	489,368	1,802,016	1,693,566

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

(c) Contract Balances

Under the Company’s sales contracts, the Company invoices customers after its performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company’s contracts do not give rise to contract assets or liabilities. As of December 31, 2020 and June 30, 2021, the Company’s receivables from contracts with customers were $425 million and $494 million, respectively.

(5) Equity Method Investment

(a)	Summary of Equity Method Investment

As of June 30, 2021, Antero owned approximately 29.2% of Antero Midstream Corporation’s common stock, which is reflected in Antero’s unaudited condensed consolidated financial statements using the equity method of accounting.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

The following table sets forth a reconciliation of Antero’s investment in unconsolidated affiliate for the six months ended June 30, 2021 (in thousands):

Balance as of December 31, 2020 (1)	$255,082
Equity in earnings of unconsolidated affiliate	36,171
Dividends from unconsolidated affiliate	(74,040)
Elimination of intercompany profit	20,455
Balance as of June 30, 2021 (1)	$237,668
(1)	The Company’s investment in Antero Midstream Corporation as of December 31, 2020 and June 30, 2021 was $1.1 billion and $1.4 billion, respectively, based on the quoted market share price of Antero Midstream Corporation.
(b)	Summarized Financial Information of Antero Midstream Corporation

The tables set forth below present summarized financial information of Antero Midstream Corporation (in thousands).

Balance Sheet

	December 31,	June 30,
	2020	2021
Current assets	$93,931	92,438
Noncurrent assets	5,516,981	5,448,304
Total assets	$5,610,912	5,540,742

Current liabilities	$94,005	117,837
Noncurrent liabilities	3,098,621	3,094,469
Stockholders' equity	2,418,286	2,328,436
Total liabilities and stockholders' equity	$5,610,912	5,540,742

Statement of Operations

	Six Months Ended June 30,
	2020	2021
Revenues	$463,444	456,908
Operating expenses	847,882	171,922
Income (loss) from operations	(384,438)	284,986
Net income (loss)	(304,492)	163,664

(6) Accrued Liabilities

Accrued liabilities as of December 31, 2020 and June 30, 2021 consisted of the following items (in thousands):

	December 31,	June 30,
	2020	2021
Capital expenditures	$32,372	43,532
Gathering, compression, processing, and transportation expenses	152,724	150,465
Marketing expenses	68,193	75,496
Interest expense, net	25,645	64,345
Accrued production and ad valorem taxes	37,371	34,404
Derivative settlements payable	3,425	29,720
Other	23,794	35,088
Total accrued liabilities	$343,524	433,050

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(7) Long-Term Debt

Long-term debt as of December 31, 2020 and June 30, 2021 consisted of the following items (in thousands):

	December 31,	June 30,
	2020	2021
Credit Facility (a)	$1,017,000	—
5.125% senior notes due 2022 (b)	660,516	—
5.625% senior notes due 2023 (c)	574,182	—
5.00% senior notes due 2025 (d)	590,000	590,000
8.375% senior notes due 2026 (e)	—	500,000
7.625% senior notes due 2029 (f)	—	700,000
5.375% senior notes due 2030 (g)	—	600,000
4.25% convertible senior notes due 2026 (h)	287,500	81,570
Total principal	3,129,198	2,471,570
Unamortized premium (discount), net	(111,886)	(29,782)
Unamortized debt issuance costs	(15,719)	(26,625)
Long-term debt	$3,001,593	2,415,163

(a)	Senior Secured Revolving Credit Facility

Antero Resources has a senior secured revolving credit facility (the “Credit Facility”) with a consortium of bank lenders. Borrowings under the Credit Facility are subject to borrowing base limitations based on the collateral value of Antero Resources’ assets and are subject to regular semi-annual redeterminations. As of June 30, 2021, the borrowing base under the Credit Facility was $2.85 billion and lender commitments were $2.64 billion. The borrowing base was re-affirmed in the semi-annual redetermination in April 2021. The next redetermination of the borrowing base is scheduled to occur in October 2021. The Credit Facility is scheduled to mature on October 26, 2022.

Antero Resources was in compliance with all of the financial covenants under the Credit Facility as of December 31, 2020 and June 30, 2021.

As of June 30, 2021, Antero Resources did not have an outstanding balance under the Credit Facility and had outstanding letters of credit of $742 million. As of December 31, 2020, Antero Resources had an outstanding balance under the Credit Facility of $1.0 billion, with a weighted average interest rate of 3.26%, and outstanding letters of credit of $730 million. Commitment fees on the unused portion of the Credit Facility are due quarterly at rates ranging from 0.300% to 0.375% (subject to certain exceptions) of the unused portion based on utilization.

(b)	5.125% Senior Notes Due 2022

On May 6, 2014, Antero Resources issued $600 million of 5.125% senior notes due December 1, 2022 (the “2022 Notes”) at par. On September 18, 2014, Antero Resources issued an additional $500 million of the 2022 Notes at 100.5% of par. The Company repurchased or otherwise redeemed all of the 2022 Notes between 2019 and the first quarter of 2021. The 2022 Notes were unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2022 Notes ranked pari passu to Antero Resources’ other outstanding senior notes. The 2022 Notes were guaranteed on a full and unconditional and joint and several senior unsecured basis by Antero Resources’ existing subsidiaries that guarantee the Credit Facility and certain of its future restricted subsidiaries. Interest on the 2022 Notes was payable on June 1 and December 1 of each year. See “—Debt Repurchase Program” below for further details on 2022 Notes repurchases.

(c)	5.625% Senior Notes Due 2023

On March 17, 2015, Antero Resources issued $750 million of 5.625% senior notes due June 1, 2023 (the “2023 Notes”) at par. The Company repurchased or otherwise fully redeemed all of the 2023 Notes between 2020 and the second quarter of 2021. The 2023 Notes were unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2023 Notes ranked pari passu to Antero Resources’ other outstanding senior notes. The 2023 Notes were guaranteed on a full and unconditional and joint and several senior unsecured basis by Antero Resources’ existing subsidiaries that

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

guarantee the Credit Facility and certain of its future restricted subsidiaries. Interest on the 2023 Notes was payable on June 1 and December 1 of each year. See “—Debt Repurchase Program” below for further details on 2023 Notes repurchases and redemption.

(d)	5.00% Senior Notes Due 2025

On December 21, 2016, Antero Resources issued $600 million of 5.00% senior notes due March 1, 2025 (the “2025 Notes”) at par. The Company repurchased $10 million of the 2025 Notes from time to time during 2020, and as of June 30, 2021, $590 million principal amount of the 2025 Notes remained outstanding. The 2025 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2025 Notes rank pari passu to Antero Resources’ other outstanding senior notes. The 2025 Notes are guaranteed on a full and unconditional and joint and several senior unsecured basis by Antero Resources’ existing subsidiaries that guarantee the Credit Facility and certain of its future restricted subsidiaries. Interest on the 2025 Notes is payable on March 1 and September 1 of each year. Antero Resources may redeem all or part of the 2025 Notes at any time at redemption prices ranging from 102.5% currently to 100.00% on or after March 1, 2023. If Antero Resources undergoes a change of control followed by a rating decline, the holders of the 2025 Notes will have the right to require Antero Resources to repurchase all or a portion of the notes at a price equal to 101% of the principal amount of the 2025 Notes, plus accrued and unpaid interest.

(e)	8.375% Senior Notes Due 2026

On January 4, 2021, Antero Resources issued $500 million of 8.375% senior notes due July 15, 2026 (the “2026 Notes”) at par. The 2026 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2026 Notes rank pari passu to Antero Resources’ other outstanding senior notes. The 2026 Notes are guaranteed on a full and unconditional and joint and several senior unsecured basis by Antero Resources’ existing subsidiaries that guarantee the Credit Facility and certain of its future restricted subsidiaries. Interest on the 2026 Notes is payable on January 15 and July 15 of each year. Antero Resources may redeem all or part of the 2026 Notes at any time on or after January 15, 2024 at redemption prices ranging from 104.188% on or after January 15, 2024 to 100.00% on or after January 15, 2026. In addition, on or before January 15, 2024, Antero Resources may redeem up to 35% of the aggregate principal amount of the 2026 Notes, but in an amount not greater than the net cash proceeds of certain equity offerings, if certain conditions are met, at a redemption price of 108.375% of the principal amount of the 2026 Notes, plus accrued and unpaid interest. At any time prior to January 15, 2024, Antero Resources may also redeem the 2026 Notes, in whole or in part, at a price equal to 100% of the principal amount of the 2026 Notes plus a “make-whole” premium and accrued and unpaid interest. If Antero Resources undergoes a change of control followed by a rating decline, the holders of the 2026 Notes will have the right to require Antero Resources to repurchase all or a portion of the notes at a price equal to 101% of the principal amount of the 2026 Notes, plus accrued and unpaid interest.

(f)	7.625% Senior Notes Due 2029

On January 26, 2021, Antero Resources issued $700 million of 7.625% senior notes due February 1, 2029 (the “2029 Notes”) at par. The 2029 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2029 Notes rank pari passu to Antero Resources’ other outstanding senior notes. The 2029 Notes are guaranteed on a full and unconditional and joint and several senior unsecured basis by Antero Resources’ existing subsidiaries that guarantee the Credit Facility and certain of its future restricted subsidiaries. Interest on the 2029 Notes is payable on February 1 and August 1 of each year. Antero Resources may redeem all or part of the 2029 Notes at any time on or after February 1, 2024 at redemption prices ranging from 103.813% on or after February 1, 2024 to 100.00% on or after February 1, 2027. In addition, on or before February 1, 2024, Antero Resources may redeem up to 35% of the aggregate principal amount of the 2029 Notes, but in an amount not greater than the net cash proceeds of certain equity offerings, if certain conditions are met, at a redemption price of 107.625% of the principal amount of the 2029 Notes, plus accrued and unpaid interest. At any time prior to February 1, 2024, Antero Resources may also redeem the 2029 Notes, in whole or in part, at a price equal to 100% of the principal amount of the 2029 Notes plus a “make-whole” premium and accrued and unpaid interest. If Antero Resources undergoes a change of control followed by a rating decline, the holders of the 2029 Notes will have the right to require Antero Resources to repurchase all or a portion of the notes at a price equal to 101% of the principal amount of the 2029 Notes, plus accrued and unpaid interest.

(g)	5.375% Senior Notes Due 2030

On June 1, 2021, Antero Resources issued $600 million of 5.375% senior notes due March 1, 2030 (the “2030 Notes”) at par. The 2030 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2030 Notes rank pari passu to Antero Resources’ other outstanding senior notes. The 2030 Notes are

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

guaranteed on a full and unconditional and joint and several senior unsecured basis by Antero Resources’ existing subsidiaries that guarantee the Credit Facility and certain of its future restricted subsidiaries. Interest on the 2030 Notes is payable on March 1 and September 1 of each year. Antero Resources may redeem all or part of the 2030 Notes at any time on or after March 1, 2025 at redemption prices ranging from 102.688% on or after March 1, 2025 to 100.00% on or after March 1, 2028. In addition, on or before March 1, 2025, Antero Resources may redeem up to 35% of the aggregate principal amount of the 2030 Notes, but in an amount not greater than the net cash proceeds of certain equity offerings, if certain conditions are met, at a redemption price of 105.375% of the principal amount of the 2030 Notes, plus accrued and unpaid interest. At any time prior to March 1, 2025, Antero Resources may also redeem the 2030 Notes, in whole or in part, at a price equal to 100% of the principal amount of the 2030 Notes plus a “make-whole” premium and accrued and unpaid interest. If Antero Resources undergoes a change of control followed by a rating decline, the holders of the 2030 Notes will have the right to require Antero Resources to repurchase all or a portion of the notes at a price equal to 101% of the principal amount of the 2030 Notes, plus accrued and unpaid interest.

(h)	4.25% Convertible Senior Notes Due 2026

On August 21, 2020, Antero Resources issued $250 million in aggregate principal amount of 4.25% convertible senior notes due 2026 (the “ 2026 Convertible Notes”). On September 2, 2020, Antero Resources issued an additional $37.5 million of the 2026 Convertible Notes. During the six months ended June 30, 2021, the Company completed the equitization transactions described below under “—Partial Equitizations of 2026 Convertible Notes,” that extinguished $206 million principal amount of the 2026 Convertible Notes, and as of June 30, 2021, $82 million principal amount of the 2026 Convertible Notes remained outstanding. The 2026 Convertible Notes were issued pursuant to an indenture and are senior, unsecured obligations of Antero Resources. The 2026 Convertible Notes bear interest at a fixed rate of 4.25% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on March 1, 2021. Proceeds from the issuance of the 2026 Convertible Notes totaled $278.5 million, net of initial purchasers’ fees and issuance cost of $9 million. Each capitalized term used in this subsection but not otherwise defined in this Quarterly Report on Form 10-Q has the meaning as set forth in the indenture governing the 2026 Convertible Notes.

The initial conversion rate is 230.2026 shares of Antero Resources’ common stock per $1,000 principal amount of 2026 Convertible Notes, subject to adjustment upon the occurrence of specified events. As of June 30, 2021, the if-converted value of the 2026 Convertible Notes was $283 million, which exceeded the principal amount of the 2026 Convertible Notes by $201 million. The 2026 Convertible Notes will mature on September 1, 2026, unless earlier repurchased, redeemed or converted. Before May 1, 2026, note holders will have the right to convert their 2026 Convertible Notes only upon the occurrence of the following events:

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

Upon conversion, Antero Resources may satisfy its conversion obligation by paying and/or delivering, as the case may be, cash, shares of Antero Resources’ common stock or a combination of cash and shares of Antero Resources’ common stock, at Antero Resources’ election, in the manner and subject to the terms and conditions provided in the indenture governing the 2026 Convertible

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Notes. The 2026 Convertible Notes have met the Stock Price Condition allowing holders of the 2026 Convertible Notes to exercise their conversion right as of June 30, 2021.

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

Partial Equitizations of 2026 Convertible Notes

On January 12, 2021, the Company completed a registered direct offering (the “January Share Offering”) of an aggregate of 31.4 million shares of its common stock at a price of $6.35 per share to certain holders of the 2026 Convertible Notes. The Company used the proceeds from the January Share Offering and approximately $63 million of borrowings under the Credit Facility to repurchase from such holders $150 million aggregate principal amount of the 2026 Convertible Notes in privately negotiated transactions (the “January Convertible Note Repurchase,” and, collectively with the January Share Offering, the “January Equitization Transactions”).  The 2026 Convertible Notes have an initial conversion rate of 230.2026 shares of the Company’s common stock per $1,000 principal amount, and the January Equitization Transactions had the effect of increasing this conversion rate to 275.3525 shares of common stock per $1,000 principal amount. The Company accounted for this transaction as an inducement of the 2026 Convertible Notes, and as a result, the Company recorded a $39 million loss on convertible note equitization in the unaudited condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2021 for the consideration paid in excess of the original terms of the 2026 Convertible Notes. Additionally, the January Equitization Transactions resulted in a loss on early extinguishment of debt of $41 million in the unaudited condensed consolidated statement of operations and comprehensive loss for the six months ended June 30, 2021.

On May 13, 2021, the Company completed a registered direct offering (the “May Share Offering”) of an aggregate of 11.6 million shares of its common stock at a price of $11.01 per share to certain holders of the 2026 Convertible Notes. The Company used the proceeds from the May Share Offering and approximately $26 million of borrowings under the Credit Facility to repurchase from such holders $56 million aggregate principal amount of the 2026 Convertible Notes in privately negotiated transactions (the “May Convertible Note Repurchase,” and, collectively with the May Share Offering, the “May Equitization Transactions”).  The 2026 Convertible Notes have an initial conversion rate of 230.2026 shares of the Company’s common stock per $1,000 principal amount, and the May Equitization Transactions had the effect of increasing this conversion rate to 245.2802 shares of common stock per $1,000 principal amount. The Company accounted for this transaction as an inducement of the 2026 Convertible Notes, and as a result, the Company recorded a $12 million loss on convertible note equitization in the unaudited condensed consolidated statements

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

of operations and comprehensive loss for the three and six months ended June 30, 2021 for the consideration paid in excess of the original terms of the 2026 Convertible Notes. Additionally, the May Equitization Transactions resulted in a loss on early extinguishment of debt of $21 million in the unaudited condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2021.

The 2026 Convertible Notes consist of the following (in thousands):

	December 31,	June 30,
	2020	2021
Liability component:
Principal	$287,500	81,570
Less: unamortized note discount	(112,265)	(29,782)
Less: unamortized debt issuance costs	(5,852)	(1,732)
Net carrying value	$169,383	50,056
Equity component (1)	$115,601	32,779
(1)	As of December 31, 2020, the equity component attributable to the outstanding 2026 Convertible Notes was recorded in additional paid-in capital, net of $3 million of issuance costs and $28 million of deferred taxes. As of June 30, 2021, the equity component attributable to the outstanding 2026 Convertible Notes was recorded in additional paid-in capital net of $1 million of issuance costs and $8 million of deferred taxes.

Interest expense recognized on the 2026 Convertible Notes related to the stated interest rate, amortization of the debt discount and debt issuance costs totaled $2.8 million and $7.2 million for the three and six months ended June 30, 2021, respectively.

(i)	Debt Repurchase Program

During the three and six months ended June 30, 2020, Antero Resources repurchased $236 million and $619 million, respectively, principal amount of debt at a weighted average discount of 17% and 19%, respectively. The Company recognized a gain of $39 million and $120 million for the three and six months ended June 30, 2020, respectively, on the early extinguishment of the debt repurchased.

During the first quarter of 2021, the Company redeemed the remaining $661 million of the 2022 Notes at par, plus accrued and unpaid interest, and as a result, the 2022 Notes were fully retired as of February 10, 2021. The Company redeemed the remaining $574 million of the 2023 Notes at par, plus accrued and unpaid interest, during the second quarter of 2021. The 2023 Notes were fully retired as of June 1, 2021.

(j)	Subsequent Event

On July 1, 2021, Antero Resources redeemed $175 million of the principal amount of its 2026 Notes at a redemption price of 108.375% of the principal amount thereof, plus accrued and unpaid interest. Immediately following the redemption, there were $325 million aggregate principal amount of 2026 Notes outstanding. The $15 million premium to the principal amount redeemed along with the write-off of a proportional amount of unamortized debt issuance costs will be included in the Company’s loss on early debt extinguishment during the third quarter of 2021.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(8) Asset Retirement Obligations

The following table sets forth a reconciliation of the Company’s asset retirement obligations for the six months ended June 30, 2021 (in thousands):

Asset retirement obligations—December 31, 2020	$54,452
Obligations incurred	637
Accretion expense	2,119
Revisions to prior estimates	(589)
Asset retirement obligations—June 30, 2021	$56,619

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

A total of 7,677,911 shares were available for future grant under the 2020 Plan as of June 30, 2021.

Antero Midstream Partners LP’s (“Antero Midstream Partners”) general partner was authorized to grant up to 10,000,000 common units representing limited partner interests in Antero Midstream Partners under the Antero Midstream Partners LP Long-Term Incentive Plan (the “AMP Plan”) to non-employee directors of its general partner and certain officers, employees, and consultants of Antero Midstream Partners and its affiliates (which include Antero Resources). Antero Resources deconsolidated Antero Midstream Partners on March 12, 2019, and on such date each outstanding phantom unit award under the AMP Plan, was assumed by Antero Midstream Corporation and converted into 1.8926 RSUs (all such RSUs, the “Converted AM RSU Awards”) under the Antero Midstream Corporation Long Term Incentive Plan (the “AMC Plan”). Each RSU award under the AMC Plan represents a right to receive one share of Antero Midstream Corporation common stock.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

The Company’s equity-based compensation expense, by type of award, was as follows for the three and six months ended June 30, 2020 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
RSU awards	$4,080	3,392	$5,958	6,630
PSU awards	2,631	223	3,553	1,759
Converted AM RSU Awards (1)	1,262	284	1,422	802
Equity awards issued to directors	—	350	369	700
Total expense	$7,973	4,249	$11,302	9,891
(1)	Antero Resources recognized compensation expense for equity awards granted under both the 2013 Plan and the AMP Plan because the awards under the AMP Plan are accounted for as if they are distributed by Antero Midstream Partners to Antero Resources. Antero Resources allocates a portion of equity-based compensation expense related to grants prior to the deconsolidation of Antero Midstream Partners on March 12, 2019 to Antero Midstream Partners based on its proportionate share of Antero Resources’ labor costs.
(a)	Restricted Stock Unit Awards

A summary of RSU award activity for the six months ended June 30, 2021 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Total awarded and unvested—December 31, 2020	8,432,397	$4.06
Granted	1,425,168	9.50
Vested	(2,987,376)	4.58
Forfeited	(255,284)	4.83
Total awarded and unvested—June 30, 2021	6,614,905	$4.96

As of June 30, 2021, there was approximately $28 million of unamortized equity-based compensation expense related to unvested RSUs. That expense is expected to be recognized over a weighted average period of approximately 2.7 years.

(b)	Performance Share Unit Awards

PSU Awards Based on Absolute Total Shareholder Return (“TSR”)

In April 2021, the Company granted PSU awards to certain of its executive officers that vest based on Antero Resources’ absolute TSR determined as of the last day of each of three one-year performance periods ending on April 15, 2022, April 15, 2023, and April 15, 2024, and one cumulative three-year performance period ending on April 15, 2024, in each case, subject to the executive officer’s continued employment through April 15, 2024. The number of shares of common stock that may ultimately be earned following the end of the cumulative three-year performance period with respect to the TSR PSUs ranges from zero to 200% of the target number of TSR PSUs originally granted. Expense related to these PSUs is recognized on a graded-vested basis over the term of each performance period. Forfeitures are accounted for as they occur by reversing the expense previously recognized for awards that were forfeited during the period.

PSU Awards Based on Leverage Ratio

In April 2021, the Company granted PSUs to certain of its executive officers that vest based on the Company’s total debt less cash and cash equivalents divided by the Company’s Adjusted EBITDAX (as defined and described in Item 2 below under “Non-GAAP Financial Measures”) determined as of the last day of each of three one-year performance periods ending on December 31, 2021, December 31, 2022, and December 31, 2023, in each case, subject to the executive officer’s continued employment through December 31, 2023 (“Leverage Ratio PSUs”). The number of shares of common stock that may ultimately be earned with respect to the Leverage Ratio PSUs ranges from zero to 200% of the target number of Leverage Ratio PSUs originally granted. Expense related to the Leverage Ratio PSUs is recognized based on the number of shares of common stock that are expected to be issued at the end of

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

each measurement period, and such expense is reversed if the likelihood of achieving the performance condition becomes improbable. As of June 30, 2021, the likelihood of achieving the performance conditions related to the Leverage Ratio PSUs was probable.

A summary of PSU award activity for the six months ended June 30, 2021 is as follows:

		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Total awarded and unvested—December 31, 2020	2,547,798	$12.66
Granted	437,246	10.36
Forfeited	(67,000)	2.97
Cancelled (unearned)	(1,112,639)	19.19
Total awarded and unvested—June 30, 2021	1,805,405	$8.44

The following table presents information regarding the weighted average fair values for market-based PSUs granted during the six months ended June 30, 2021, and the assumptions used to determine the fair values:

Dividend yield	—%
Volatility	85%
Risk-free interest rate	0.32%
Weighted average fair value of awards granted—Absolute TSR	$11.99

As of June 30, 2021, there was approximately $9 million of unamortized equity-based compensation expense related to unvested PSUs. That expense is expected to be recognized over a weighted average period of approximately 2.2 years.

(c)	Stock Options

A summary of stock option activity for the six months ended June 30, 2021 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Intrinsic
	Stock	Exercise	Contractual	Value
	Options	Price	Life	(in thousands)
Outstanding—December 31, 2020	432,461	$50.64	4.1	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(75,167)	50.00
Outstanding—June 30, 2021	357,294	$50.78	3.5	$—
Vested—June 30, 2021	357,294	$50.78	3.5	$—
Exercisable—June 30, 2021	357,294	$50.78	3.5	$—

Intrinsic values are based on the exercise price of the options and the closing price of Antero Resources’ common stock on the referenced dates.

As of June 30, 2021, all stock options were fully vested resulting in no unamortized equity-based compensation expense.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(d)	Converted AM RSU Awards

A summary of the Converted AM RSU Awards for the six months ended June 30, 2021 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value
Total awarded and unvested—December 31, 2020	296,390	$15.06
Granted	—
Vested	(190,066)	15.56
Forfeited	(2,075)	13.25
Total awarded and unvested—June 30, 2021	104,249	$14.20

As of June 30, 2021, there was less than $1.0 million of unamortized equity-based compensation expense related to unvested Converted AM RSU Awards. Such expense is expected to be recognized over a weighted average period of 0.7 years, and the Company’s proportionate share will be allocated to it as it is recognized.

(e)	Cash Awards

In January 2020, the Company granted cash awards of approximately $3.3 million to certain executives under the 2013 Plan, and compensation expense for these awards is recognized ratably over the vesting period for each of three tranches through January 20, 2023. In July 2020, the Company granted additional cash awards in the aggregate of $2.6 million to certain non-executive employees under the 2020 Plan that vest ratably over four years. As of June 30, 2021, the Company has recorded approximately $2.2 million in Other liabilities in the unaudited condensed consolidated balance sheet related to unvested cash awards.

(10) Fair Value

The carrying values of accounts receivable and accounts payable as of December 31, 2020 and June 30, 2021 approximated market values because of their short-term nature. The carrying values of the amounts outstanding under the Credit Facility as of December 31, 2020 and June 30, 2021 approximated fair value because the variable interest rates are reflective of current market conditions.

The fair value and carrying value of the senior notes and 2026 Convertible Notes as of December 31, 2020 and June 30, 2021 as follows (in thousands):

	December 31, 2020		June 30, 2021
	Fair	Carrying	Fair	Carrying
	Value (1)	Value (2)	Value (1)	Value (2)
5.125% senior notes due 2022	$658,468	658,400	—	—
5.625% senior notes due 2023	562,698	571,370	—	—
5.00% senior notes due 2025	560,500	585,440	603,275	585,938
8.375% senior notes due 2026	—	—	566,250	494,463
7.625% senior notes due 2029	—	—	775,250	691,361
5.375% senior notes due 2030	—	—	612,360	593,345
4.25% convertible senior notes due 2026	430,963	169,383	291,384	50,056
Total	$2,212,629	1,984,593	2,848,519	2,415,163
(1)	Fair values are based on Level 2 market data inputs.
(2)	Carrying values are presented net of unamortized debt issuance costs and debt discounts or premiums.

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

The Company was party to various fixed price commodity swap contracts that settled during the three and six months ended June 30, 2020 and 2021. The Company enters into these swap contracts when management believes that favorable future sales prices for the Company’s production can be secured. Under these swap agreements, when actual commodity prices upon settlement exceed the fixed price provided by the swap contracts, the Company pays the difference to the counterparty. When actual commodity prices upon settlement are less than the contractually provided fixed price, the Company receives the difference from the counterparty. In addition, the Company has entered into basis swap contracts in order to hedge the difference between the New York Mercantile Exchange (“NYMEX”) index price and a local index price.

The Company’s derivative contracts have not been designated as hedges for accounting purposes; therefore, all gains and losses are recognized in the Company’s statements of operations.

As of June 30, 2021, the Company’s fixed price natural gas, oil and NGL swap positions excluding Martica, the Company’s consolidated VIE, were as follows:

				Weighted
				Average
Commodity / Settlement Period	Index	Contracted Volume		Price
Natural Gas
July-December 2021	Henry Hub	2,160,000	MMBtu/day	$2.77	/MMBtu
January-December 2022	Henry Hub	1,155,486	MMBtu/day	2.50	/MMBtu
January-December 2023	Henry Hub	43,000	MMBtu/day	2.37	/MMBtu

Propane
July-October 2021	Mont Belvieu Propane-OPIS TET	45,650	Bbl/day	$31.30	/Bbl

Butane
July-December 2021	Mont Belvieu Butane-OPIS Non-TET	5,825	Bbl/day	$34.07	/Bbl
July-December 2021	Mont Belvieu Butane-OPIS TET	2,900	Bbl/day	$31.68	/Bbl

Natural Gasoline
July-December 2021	Mont Belvieu Natural Gasoline-OPIS Non-TET	8,875	Bbl/day	$50.36	/Bbl

Isobutane
July-December 2021	Mont Belvieu Isobutane-OPIS Non-TET	5,150	Bbl/day	$35.25	/Bbl

Oil
July-December 2021	West Texas Intermediate	3,000	Bbl/day	$55.16	/Bbl

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

In addition, the Company has a call option agreement, which entitles the holder the right, but not the obligation, to enter into a fixed price swap agreement on December 21, 2023 to purchase 427,500 MMBtu per day at a price of $2.77 per MMBtu for the year ending December 31, 2024.

As of June 30, 2021, the Company’s natural gas basis swap positions, which settle on the pricing index to basis differential of the Columbia Gas Transmission pipeline (“TCO”) to the NYMEX Henry Hub natural gas price were as follows:

				Weighted Average
Commodity / Settlement Period	Index to Basis Differential	Contracted Volume		Hedged Differential
Natural Gas
July-December 2021	NYMEX to TCO	40,000	MMBtu/day	$0.414	/MMBtu
January-December 2022	NYMEX to TCO	60,000	MMBtu/day	0.515	/MMBtu
January-December 2023	NYMEX to TCO	50,000	MMBtu/day	0.525	/MMBtu
January-December 2024	NYMEX to TCO	50,000	MMBtu/day	0.530	/MMBtu

The Company also entered into NGL derivative contracts, which establish a contractual price for the settlement month as a fixed percentage of the West Texas Intermediate Crude Oil index (“WTI”) price for the settlement month. When the percentage of the contractual price is above the contracted percentage, the Company pays the difference to the counterparty. When it is below the contracted percentage, the Company receives the difference from the counterparty. As of June 30, 2021, the Company had natural gas and NGL contracts that fix the Mont Belvieu index price for natural gasoline to percentages of WTI as follows:

				Weighted Average
Commodity / Settlement Period	Index to Basis Differential	Contracted Volume		Payout Ratio
Gas Liquids
July-December 2021	Mont Belvieu Natural Gasoline to WTI	9,325	Bbl/day	78%

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

As of June 30, 2021, the Company’s fixed price natural gas, oil and NGL swap positions for Martica, the Company’s consolidated VIE, were as follows:

				Weighted
				Average
Commodity / Settlement Period	Index	Contracted Volume		Price
Natural Gas
July-December 2021	Henry Hub	47,119	MMBtu/day	$2.61	/MMBtu
January-December 2022	Henry Hub	38,356	MMBtu/day	2.39	/MMBtu
January-December 2023	Henry Hub	35,616	MMBtu/day	2.35	/MMBtu
January-December 2024	Henry Hub	23,885	MMBtu/day	2.33	/MMBtu
January-March 2025	Henry Hub	18,021	MMBtu/day	2.53	/MMBtu

Ethane
July-December 2021	Mont Belvieu Purity Ethane-OPIS	1,025	Bbl/day	$7.01	/Bbl
January-March 2022	Mont Belvieu Purity Ethane-OPIS	521	Bbl/day	6.68	/Bbl

Propane
July-December 2021	Mont Belvieu Propane-OPIS Non-TET	1,115	Bbl/day	$18.64	/Bbl
January-December 2022	Mont Belvieu Propane-OPIS Non-TET	934	Bbl/day	19.20	/Bbl

Natural Gasoline
July-December 2021	Mont Belvieu Natural Gasoline-OPIS Non-TET	351	Bbl/day	$31.57	/Bbl
January-December 2022	Mont Belvieu Natural Gasoline-OPIS Non-TET	282	Bbl/day	34.37	/Bbl
January-December 2023	Mont Belvieu Natural Gasoline-OPIS Non-TET	247	Bbl/day	40.74	/Bbl

Oil
July-December 2021	West Texas Intermediate	126	Bbl/day	$40.81	/Bbl
January-December 2022	West Texas Intermediate	112	Bbl/day	43.51	/Bbl
January-December 2023	West Texas Intermediate	99	Bbl/day	44.88	/Bbl
January-December 2024	West Texas Intermediate	43	Bbl/day	44.02	/Bbl
January-March 2025	West Texas Intermediate	39	Bbl/day	45.06	/Bbl

(b)	Embedded Derivatives

The VPP includes an embedded put option tied to NYMEX pricing for the production volumes associated with the Company’s retained interest in the VPP properties of 100,340,000 MMBtu remaining through December 31, 2026 at a weighted average strike price of $2.58 per MMBtu. The embedded put option is not clearly and closely related to the host contract, and therefore, the Company bifurcated this derivative instrument and reflected it at fair value in the unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(c)	Summary

The following table presents a summary of the fair values in thousands of the Company’s derivative instruments and where such values are recorded in the unaudited condensed consolidated balance sheets as of December 31, 2020 and June 30, 2021. None of the Company’s derivative instruments are designated as hedges for accounting purposes.

	Balance Sheet	December 31,	June 30,
	Location	2020	2021
Asset derivatives not designated as hedges for accounting purposes:
Commodity derivatives—current	Derivative instruments	$97,144	—
Embedded derivatives—current	Derivative instruments	7,986	1,056
Commodity derivatives—noncurrent	Derivative instruments	14,689	—
Embedded derivatives—noncurrent	Derivative instruments	32,604	19,396

Total asset derivatives		152,423	20,452

Liability derivatives not designated as hedges for accounting purposes:
Commodity derivatives—current (1)	Derivative instruments	31,242	733,994
Commodity derivatives—noncurrent (1)	Derivative instruments	99,172	204,525

Total liability derivatives		130,414	938,519

Net derivatives assets (liabilities)		$22,009	(918,067)
(1)	As of June 30, 2021, approximately $50 million of commodity derivative liabilities, including $29 million of current commodity derivatives and $21 million of noncurrent commodity derivatives, are attributable to the Company’s consolidated VIE, Martica. As of December 31, 2020, approximately $14 million of commodity derivative liabilities, including $7 million of current commodity derivatives and $7 million of noncurrent commodity derivatives, are attributable to the Company’s consolidated VIE, Martica.

The following table presents the gross values of recognized derivative assets and liabilities, the amounts offset under master netting arrangements with counterparties, and the resulting net amounts presented in the unaudited condensed consolidated balance sheets as of the dates presented, all at fair value (in thousands):

	December 31, 2020			June 30, 2021
			Net Amounts of			Net Amounts of
	Gross	Gross Amounts	Assets	Gross	Gross Amounts	Assets
	Amounts on	Offset on	(Liabilities) on	Amounts on	Offset on	(Liabilities) on
	Balance Sheet	Balance Sheet	Balance Sheet	Balance Sheet	Balance Sheet	Balance Sheet
Commodity derivative assets	$181,375	(69,542)	111,833	$29,803	(29,803)	—
Embedded derivative assets	$40,590	—	40,590	$20,452	—	20,452
Commodity derivative liabilities	$(199,956)	69,542	(130,414)	$(968,322)	29,803	(938,519)

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

The following is a summary of derivative fair value gains and losses and where such values are recorded in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2020 and 2021 (in thousands):

	Statement of
	Operations	Three Months Ended June 30,		Six Months Ended June 30,
	Location	2020	2021	2020	2021
Commodity derivative fair value gains (losses) (1)	Revenue	$(168,015)	(819,725)	$397,818	(989,692)
Embedded derivative fair value gains (losses) (1)	Revenue	$—	(12,115)	$—	(19,904)
(1)	The fair value of derivative instruments was determined using Level 2 inputs.

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(a)	Supplemental Balance Sheet Information Related to Leases

The Company’s lease assets and liabilities as of December 31, 2020 and June 30, 2021 consisted of the following items (in thousands):

		December 31,	June 30,
Leases	Balance Sheet Classification	2020	2021
Operating Leases
Operating lease right-of-use assets:
Processing plants	Operating lease right-of-use assets	$1,302,290	1,256,391
Drilling rigs and completion services	Operating lease right-of-use assets	29,894	20,264
Gas gathering lines and compressor stations (1)	Operating lease right-of-use assets	1,241,090	1,172,477
Office space	Operating lease right-of-use assets	36,879	35,012
Vehicles	Operating lease right-of-use assets	2,704	1,327
Other office and field equipment	Operating lease right-of-use assets	746	573
Total operating lease right-of-use assets		$2,613,603	2,486,044

Short-term operating lease obligation	Short-term lease liabilities	$265,178	269,070
Long-term operating lease obligation	Long-term lease liabilities	2,348,425	2,216,974
Total operating lease obligation		$2,613,603	2,486,044

Finance Leases
Finance lease right-of-use assets:
Vehicles	Other property and equipment	$1,206	903
Total finance lease right-of-use assets (2)		$1,206	903

Short-term finance lease obligation	Short-term lease liabilities	$845	541
Long-term finance lease obligation	Long-term lease liabilities	361	362
Total finance lease obligation		$1,206	903
(1)	Gas gathering lines and compressor stations leases includes $1.1 billion and $1.0 billion related to Antero Midstream Corporation as of December 31, 2020 and June 30, 2021, respectively. See “—Related party lease disclosure” for additional discussion.
(2)	Financing lease assets are recorded net of accumulated amortization of $3 million as of both December 31, 2020 and June 30, 2021. The processing plants, gathering lines and compressor stations that are classified as lease liabilities are classified as such under ASC 842, Leases, because Antero is the sole customer of the assets and because Antero makes the decisions that most impact the economic performance of the assets.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(b)	Supplemental Information Related to Leases

Costs associated with operating leases were included in the unaudited condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2020 and 2021 (in thousands):

			Three Months Ended June 30,		Six Months Ended June 30,
Cost	Classification	Location	2020	2021	2020	2021
Operating lease cost	Statement of operations	Gathering, compression, processing, and transportation	$350,853	385,022	$703,496	761,952
Operating lease cost	Statement of operations	General and administrative	2,789	2,736	5,670	5,224
Operating lease cost	Statement of operations	Contract termination and rig stacking	5,841	844	5,841	844
Operating lease cost	Statement of operations	Lease operating	—	44	—	66
Operating lease cost	Balance sheet	Proved properties (1)	26,265	28,432	59,259	57,191
Total operating lease cost			$385,748	417,078	$774,266	825,277

Finance lease cost:
Amortization of right-of-use assets	Statement of operations	Depletion, depreciation, and amortization	$414	132	$559	259
Total finance lease cost			$414	132	$559	259

Short-term lease payments			$29,441	24,456	$92,158	41,298
(1)	Capitalized costs related to drilling and completion activities.

(c)	Supplemental Cash Flow Information Related to Leases

The following is the Company’s supplemental cash flow information related to leases for the six months ended June 30, 2020 and 2021 (in thousands):

	Six Months Ended June 30,
	2020	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$661,797	716,582
Investing cash flows from operating leases	63,279	44,747
Financing cash flows from finance leases	717	509

Noncash activities:
Right-of-use assets obtained in exchange for new operating lease obligations	$113,762	6,849

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(d)	Maturities of Lease Liabilities

The table below is a schedule of future minimum payments for operating and financing lease liabilities as of June 30, 2021 (in thousands):

	Operating Leases	Financing Leases	Total
Remainder of 2021	$306,812	377	307,189
2022	579,918	424	580,342
2023	574,333	76	574,409
2024	565,566	67	565,633
2025	493,563	22	493,585
2026	442,971	—	442,971
Thereafter	1,115,499	—	1,115,499
Total lease payments	4,078,662	966	4,079,628
Less: imputed interest	(1,592,618)	(63)	(1,592,681)
Total	$2,486,044	903	2,486,947

(e)	Lease Term and Discount Rate

The following table sets forth the Company’s weighted average remaining lease term and discount rate as of December 31, 2020 and June 30, 2021:

	December 31, 2020		June 30, 2021
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term	8.0 years	1.5 years	7.5 years	2.0 years
Weighted average discount rate	13.7%	6.2%	13.8%	5.5%

(f)	Related Party Lease Disclosure

The Company has a gathering and compression agreement with Antero Midstream Corporation, whereby Antero Midstream Corporation receives a low-pressure gathering fee per Mcf, a high-pressure gathering fee per Mcf and a compression fee per Mcf, in each case subject to annual adjustments based on the consumer price index. If and to the extent the Company requests that Antero Midstream Corporation construct new high pressure lines and compressor stations, the gathering and compression agreement contains minimum volume commitments that require Antero Resources to utilize or pay for 75% of the high pressure gathering capacity and 70% of the compression capacity of the requested capacity of such new construction for 10 years. In December 2019, the Company and Antero Midstream Corporation agreed to extend the initial term of the gathering and compression agreement to 2038 and established a growth incentive fee program whereby low pressure gathering fees will be reduced from 2020 through 2023 to the extent the Company achieves certain volumetric targets at certain points during such time. Upon completion of the initial contract term, the gathering and compression agreement will continue in effect from year to year until such time as the agreement is terminated, effective upon an anniversary of the effective date of the agreement, by either the Company or Antero Midstream Corporation on or before the 180th day prior to the anniversary of such effective date. The Company achieved the volumetric targets during each of the first and second quarter of 2020, and Antero Midstream Corporation provided a rebate of $12 million and $24 million for the three and six months ended June 30, 2020, respectively. The Company did not achieve the volumetric target during either the first or second quarters of 2021.

For the three and six months ended June 30, 2020, gathering and compression fees paid by Antero related to this agreement were $166 million and $321 million, respectively. For the three and six months ended June 30, 2021, gathering and compression fees paid by Antero related to this agreement were $184 million and $361 million, respectively. As of December 31, 2020 and June 30, 2021, $55 million and $66 million were included within Accounts payable, related parties, respectively, on the unaudited condensed consolidated balance sheets as due to Antero Midstream Corporation related to this agreement.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(13) Commitments

The following table sets forth a schedule of future minimum payments for firm transportation, drilling rig and completion services, processing, gathering and compression, and office and equipment agreements, which include leases that have remaining lease terms in excess of one year as of June 30, 2021 (in thousands).

		Processing,
	Firm	Gathering and	Land Payment	Operating and	Imputed Interest
	Transportation	Compression	Obligations	Financing Leases	for Leases
	(a)	(b)	(c)	(d)	(d)	Total
Remainder of 2021	$541,109	27,403	2,576	138,486	168,703	878,277
2022	1,042,280	52,265	400	269,013	311,329	1,675,287
2023	1,072,523	59,140	—	300,301	274,108	1,706,072
2024	1,045,442	59,262	—	333,935	231,698	1,670,337
2025	1,024,783	47,960	—	306,723	186,862	1,566,328
2026	1,018,812	14,783	—	299,354	143,617	1,476,566
Thereafter	6,033,138	98,596	—	839,135	276,364	7,247,233
Total	$11,778,087	359,409	2,976	2,486,947	1,592,681	16,220,100

(a)	Firm Transportation

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(14) Contingencies

Environmental

In June 2018, the Company received a Notice of Violation (“NOV”) from the U.S. Environmental Protection Agency (“EPA”) Region III for alleged violations of the federal Clean Air Act and the West Virginia State Implementation Plan. The NOV alleges that combustion devices at these facilities did not meet applicable air permitting requirements. Separately, in June 2018, the Company received an information request from the EPA Region III pursuant to Section 114(a) of the Clean Air Act relating to the facilities that were inspected in September 2017 as well as additional Antero Resources facilities for the purpose of determining if the additional facilities have the same alleged compliance issues that were identified during the September 2017 inspections. Subsequently, the West Virginia Department of Environmental Protection (“WVDEP”) and the EPA Region V (covering Ohio facilities) each conducted its own inspections, and the Company has separately received NOVs from WVDEP and the EPA Region V related to similar issues being investigated by the EPA Region III. The Company continues to negotiate with the EPA and WVDEP to resolve the issues alleged in the NOVs and the information request. The Company’s operations at these facilities are not suspended, and management does not expect these matters to have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

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

Other

The Company is party to various other legal proceedings and claims in the ordinary course of its business, including, but not limited to, royalty claims. The Company believes that certain of these matters will be covered by insurance and that the outcome of other matters will not have a material adverse effect on the Company’s unaudited condensed consolidated financial position, results of operations, or cash flows.

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

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

The operating results and assets of the Company’s reportable segments were as follows for the three months ended June 30, 2020 and 2021 (in thousands):

	Three Months Ended June 30, 2020
	Exploration			Elimination of
	and		Midstream	Intersegment	Consolidated
	Production	Marketing	Services	Transactions	Total
Sales and revenues:
Third-party	$419,919	64,285	—	—	484,204
Intersegment	707	—	219,736	(219,736)	707
Total	$420,626	64,285	219,736	(219,736)	484,911

Operating expenses:
Lease operating	$24,742	—	—	—	24,742
Gathering, compression, processing, and transportation	631,845	—	42,067	(42,067)	631,845
Impairment of oil and gas properties	37,350	—	—	—	37,350
Depletion, depreciation, and amortization	214,035	—	27,745	(27,745)	214,035
General and administrative	38,403	—	12,422	(12,422)	38,403
Other	32,405	113,053	2,776	(2,776)	145,458
Total	978,780	113,053	85,010	(85,010)	1,091,833
Operating income (loss)	$(558,154)	(48,768)	134,726	(134,726)	(606,922)
Equity in earnings of unconsolidated affiliates	$20,228	—	20,947	(20,947)	20,228
Investments in unconsolidated affiliates	$279,805	—	729,823	(729,823)	279,805
Segment assets	$13,711,749	32,241	5,715,055	(5,715,055)	13,743,990
Capital expenditures for segment assets	$263,522	—	55,431	(55,431)	263,522

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended June 30, 2021
			Equity Method	Elimination of
			Investment in	Intersegment
	Exploration		Antero	Transactions and
	and		Midstream	Unconsolidated	Consolidated
	Production	Marketing	Corporation	Affiliates	Total
Sales and revenues:
Third-party	$324,534	165,453	250,455	(250,455)	489,987
Intersegment	(619)	—	(17,668)	17,668	(619)
Total	$323,915	165,453	232,787	(232,787)	489,368

Operating expenses:
Lease operating	$21,645	—	—	—	21,645
Gathering, compression, processing, and transportation	641,362	—	39,555	(39,555)	641,362
Impairment of oil and gas properties	9,303	—	—	—	9,303
Depletion, depreciation, and amortization	187,330	—	26,619	(26,619)	187,330
General and administrative	32,177	—	14,251	(14,251)	32,177
Other	41,507	198,994	963	(963)	240,501
Total	933,324	198,994	81,388	(81,388)	1,132,318
Operating income (loss)	$(609,409)	(33,541)	151,399	(151,399)	(642,950)
Equity in earnings of unconsolidated affiliates	$17,477	—	21,515	(21,515)	17,477
Investments in unconsolidated affiliates	$237,668	—	707,518	(707,518)	237,668
Segment assets	$12,788,108	60,225	5,540,742	(5,540,742)	12,848,333
Capital expenditures for segment assets	$182,591	—	45,976	(45,976)	182,591

The operating results and assets of the Company’s reportable segments were as follows for the six months ended June 30, 2020 and 2021 (in thousands):

	Six Months Ended June 30, 2020
			Equity Method	Elimination of
			Investment in	Intersegment
	Exploration		Antero	Transactions and
	and		Midstream	Unconsolidated	Consolidated
	Production	Marketing	Corporation	Affiliates	Total
Sales and revenues:
Third-party	$1,690,153	110,358	—	—	1,800,511
Intersegment	1,505	—	463,444	(463,444)	1,505
Total	$1,691,658	110,358	463,444	(463,444)	1,802,016

Operating expenses:
Lease operating	$50,386	—	—	—	50,386
Gathering, compression, processing, and transportation	1,220,469	—	90,795	(90,795)	1,220,469
Impairment of oil and gas properties	126,570	—	—	—	126,570
Impairment of midstream assets	—	—	664,544	(664,544)	—
Depletion, depreciation, and amortization	413,712	—	55,088	(55,088)	413,712
General and administrative	69,624	—	25,959	(25,959)	69,624
Other	59,418	206,326	11,496	(11,496)	265,744
Total	1,940,179	206,326	847,882	(847,882)	2,146,505
Operating income (loss)	$(248,521)	(95,968)	(384,438)	384,438	(344,489)
Equity in earnings (loss) of unconsolidated affiliates	$(107,827)	—	40,024	(40,024)	(107,827)
Investments in unconsolidated affiliates	$279,805	—	729,823	(729,823)	279,805
Segment assets	$13,711,749	32,241	5,715,055	(5,715,055)	13,743,990
Capital expenditures for segment assets	$575,133	—	123,414	(123,414)	575,133

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

	Six Months Ended June 30, 2021
			Equity Method	Elimination of
			Investment in	Intersegment
	Exploration		Antero	Transactions and
	and		Midstream	Unconsolidated	Consolidated
	Production	Marketing	Corporation	Affiliates	Total
Sales and revenues:
Third-party	$1,363,302	330,243	—	—	1,693,545
Intersegment	21	—	456,908	(456,908)	21
Total	$1,363,323	330,243	456,908	(456,908)	1,693,566

Operating expenses:
Lease operating	$46,192	—	—	—	46,192
Gathering, compression, processing, and transportation	1,246,439	—	78,869	(78,869)	1,246,439
Impairment of oil and gas properties	43,365	—	—	—	43,365
Impairment of midstream assets	—	—	1,379	(1,379)	—
Depletion, depreciation, and amortization	381,356	—	53,469	(53,469)	381,356
General and administrative	76,251	—	32,181	(32,181)	76,251
Other	87,302	361,071	6,024	(6,024)	448,373
Total	1,880,905	361,071	171,922	(171,922)	2,241,976
Operating income (loss)	$(517,582)	(30,828)	284,986	(284,986)	(548,410)
Equity in earnings of unconsolidated affiliates	$36,171	—	42,259	(42,259)	36,171
Investments in unconsolidated affiliates	$237,668	—	707,518	(707,518)	237,668
Segment assets	$12,788,108	60,225	5,540,742	(5,540,742)	12,848,333
Capital expenditures for segment assets	$305,749	—	74,365	(74,365)	305,749

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Balance Sheet

	December 31, 2020	June 30, 2021
	Parent (Antero)	Parent (Antero)
	and Guarantor Subsidiaries	and Guarantor Subsidiaries
Accounts receivable, non-guarantor subsidiaries	$—	—
Accounts receivable, related parties	—	—
Other current assets	543,841	515,013
Total current assets	543,841	515,013
Noncurrent assets	11,783,502	11,536,439
Total assets	$12,327,343	12,051,452

Accounts payable, non-guarantor subsidiaries	$—	—
Accounts payable, related parties	69,860	85,471
Other current liabilities	906,348	1,765,747
Total current liabilities	976,208	1,851,218
Noncurrent liabilities	6,070,388	5,226,192
Total liabilities	$7,046,596	7,077,410

Statement of Operations

		Six Months Ended June 30, 2021
		Parent (Antero)
		and Guarantor Subsidiaries
Revenues		$1,679,332
Operating expenses		2,221,153
Loss from operations		(541,821)
Net loss and comprehensive loss including noncontrolling interests		(538,966)
Net loss and comprehensive loss attributable to Antero Resources Corporation		$(538,966)

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

We have assembled a portfolio of long-lived properties that are characterized by what we believe to be low geologic risk and repeatability. Our drilling opportunities are focused in the Marcellus Shale and Utica Shale of the Appalachian Basin. As of June 30, 2021, we held approximately 513,000 net acres of rich gas and dry gas properties located in the Appalachian Basin in West Virginia and Ohio. Our corporate headquarters are in Denver, Colorado.

2021 Developments and Highlights

COVID-19 Pandemic

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Governments tried to slow the spread of the virus by imposing social distancing guidelines, travel restrictions and stay-at-home orders, among other actions, which caused a significant decrease in activity in the global economy and the demand for oil and, to a lesser extent, natural gas and NGLs. The imbalance between the supply of and demand for oil, as well as the uncertainty around the extent and timing of an economic recovery, caused extreme market volatility and a substantial adverse effect on commodity prices in 2020. As vaccines have become widely available, social distancing guidelines, travel restrictions and stay-at-home orders have eased, activity in the global economy has increased and commodity prices have improved. However, new variants of the virus could cause further commodity market volatility and resulting financial market instability, and these are variables beyond our control that may adversely impact our generation of funds from operating cash flows, distributions from unconsolidated affiliate, available borrowings under our senior secured revolving credit facility (the “Credit Facility”) and our ability to access the capital markets.

As a producer of natural gas, NGLs and oil, we are recognized as an essential business under various federal, state and local regulations related to the COVID-19 pandemic. As such, we have continued to operate throughout the pandemic as permitted under these regulations while taking steps to protect the health and safety of our employees and contract workers. We have implemented protocols to reduce the risk of an outbreak within our field operations, and these protocols have not reduced production or efficiency in a significant manner. While a substantial portion of our non-field level employees operated in remote work from home arrangements through June 30, 2021, we expect to be transitioning to full-time in-office arrangements during the third quarter of 2021.

We have been able to maintain a consistent level of effectiveness through these arrangements, including maintaining our day-to-day operations, our financial reporting systems and our internal control over financial reporting.

Our natural gas, NGLs and oil producing properties are located in the liquids-rich Appalachian Basin. We have hedged through fixed price contracts the sale of 2.2 Bcf per day of natural gas at a weighted average price of $2.77 per MMBtu for the remainder of 2021. Our hedges cover a substantial majority of our expected natural gas production for the remainder of 2021. We also have fixed priced contracts for the sale of 45,650 barrels per day of propane at a weighted average price of $31.30 per barrel and 3,000 barrels per day of oil at a weighted average price of $55.16 per barrel for the remainder of 2021. All of our hedges are financial hedges and do not have physical delivery requirements. As such, any decreases in anticipated production, such as a result of decreased development activity, will not impact our ability to realize the benefits of our hedges.

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

In April 2021, the borrowing base supporting our Credit Facility was subject to its semi-annual redetermination and was re-affirmed at $2.85 billion. Lender commitments remained unchanged at $2.64 billion, providing us with a consistent amount of available borrowings. Our next semi-annual borrowing base redetermination is in October 2021, which could impact our available borrowings and liquidity. As of June 30, 2021, we had no borrowings under our Credit Facility and had outstanding letters of credit of $742 million.

In addition, our borrowing capacity is directly impacted by the amount of financial assurance we are required to provide in the form of letters of credit to third parties, primarily pipeline capacity providers. The amount of financial assurance we provided has not increased during the COVID-19 pandemic and, thus far, we have not experienced any losses due to counterparty risk. However, our ability to limit any additional financial assurance we are required to provide, as well as to protect ourselves from the counterparty risk of our financial hedges, may be limited in the future. Since the onset of the COVID-19 pandemic, we have timely serviced our debt and other obligations, and we have not materially modified the terms of any agreements.

Financing and Asset Sales Program Highlights

Redemption of Senior Notes

We fully redeemed all of our outstanding 5.125% senior notes due December 1, 2022 (the “2022 Notes”) at par, plus accrued and unpaid interest in the first quarter of 2021. During the second quarter of 2021, we fully redeemed all of our outstanding 5.625% senior notes due June 1, 2023 (the “2023 Notes”) at par, plus accrued and unpaid interest.

On July 1, 2021, we redeemed $175 million of the principal amount of our 8.375% senior notes due July 15, 2026 (the “2026 Notes”) at a redemption price of 108.375% of the principal amount thereof, plus accrued and unpaid interest, which was funded with borrowings on our Credit Facility. Immediately following the redemption, there were $325 million aggregate principal amount of 2026 Notes outstanding. The $15 million premium to the principal amount redeemed along with the write-off of a proportional amount of unamortized debt issuance costs will be included in our loss on early debt extinguishment during the third quarter of 2021. See Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements for more information.

Issuance of Senior Notes

On January 4, 2021, we issued $500 million of our 2026 Notes at par. On January 26, 2021, we issued $700 million of 7.625% senior notes due February 1, 2029 (the “2029 Notes”) at par. On June 1, 2021, we issued $600 million of 5.375% senior notes due March 1, 2030 (the “2030 Notes”). The 2026 Notes, 2029 Notes and 2030 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2026 Notes, 2029 Notes and 2030 Notes rank pari passu to our other outstanding senior notes. The 2026 Notes, 2029 Notes and 2030 Notes are guaranteed on a full and unconditional and joint and several senior unsecured basis by our existing subsidiaries that guarantee the Credit Facility and certain of our future restricted subsidiaries. See Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements for more information.

Convertible Notes Equitizations

On January 12, 2021, we completed a registered direct offering (the “January Share Offering”) of an aggregate of 31.4 million shares of our common stock at a price of $6.35 per share to certain holders of our 4.25% convertible senior notes due 2026 (the “2026 Convertible Notes”). We used the proceeds from the January Share Offering and approximately $63 million of borrowings under the Credit Facility to repurchase from such holders $150 million aggregate principal amount of the 2026 Convertible Notes in privately negotiated transactions (the “January Convertible Note Repurchase,” and, collectively with the January Share Offering, the “January Equitization Transactions”).

On May 13, 2021, we completed a registered direct offering (the “May Share Offering”) of an aggregate of 11.6 million shares of our common stock at a price of $11.01 per share to certain holders of our 2026 Convertible Notes. We used the proceeds from the May Share Offering and approximately $26 million of borrowings under the Credit Facility to repurchase from such holders $56 million aggregate principal amount of the 2026 Convertible Notes in privately negotiated transactions (the “May Convertible Note Repurchase,” and, collectively with the May Share Offering, the “May Equitization Transactions”).  See Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements for more information.

Drilling Partnership

On February 17, 2021, we announced the formation of a drilling partnership with QL Capital Partners (“QL”), an affiliate of Quantum Energy Partners, for our 2021 through 2024 drilling program. Under the terms of the arrangement, each year in which QL participates represents an annual tranche, and QL will be conveyed a working interest in any wells spud by us during such tranche year. For 2021, together with QL, we agreed to a capital budget for such annual tranche, and for each subsequent year through 2024, we will propose a capital budget and estimated internal rate of return (“IRR”) for all wells to be spud during such year and, subject to the mutual agreement of the parties that the estimated IRR for the year exceeds a specified return, QL will be obligated to participate in such tranche. We develop and manage the drilling program associated with each tranche, including the selection of wells. Additionally, for each annual tranche in which QL participates, together with QL, we will enter into an assignment, bill of sale and conveyance pursuant to which QL will be conveyed a proportionate working interest percentage in each well spud in that year, which conveyance will not be subject to any reversion.

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

Overriding Royalty Interest Additional Contributions

On June 15, 2020, we announced the consummation of a transaction with an affiliate of Sixth Street Partners, LLC (“Sixth Street”) relating to certain overriding royalty interests across our existing asset base (the “ORRIs”). In connection with the transaction, we contributed the ORRIs to a newly formed subsidiary, Martica Holdings LLC (“Martica”). At the initial closing, Sixth Street contributed $300 million in cash (subject to customary adjustments) and agreed to contribute up to an additional $102 million in cash if certain production thresholds attributable to the ORRIs were achieved in the third quarter of 2020 and first quarter of 2021. All cash contributed by Sixth Street was distributed to us. We met the applicable production thresholds related to the third quarter of 2020 and first quarter of 2021 as of September 31, 2020 and March 31, 2021, respectively. We received a $51 million cash distribution during each of the fourth quarter of 2020 and the second quarter of 2021. See Note 3—Transactions to the unaudited condensed consolidated financial statements for more information.

Hedge Position (Excluding Martica)

We are exposed to certain risks relating to our ongoing business operations, and we use derivative instruments to manage our commodity price risk.  In addition, we periodically enter into contracts that contain embedded features that are required to be bifurcated and accounted for separately as derivatives. The table below excludes derivative instruments attributable to Martica, our consolidated variable interest entity (“VIE”), since all gains or losses from such contracts are fully attributable to the noncontrolling interests in Martica. As of June 30, 2021, our fixed price natural gas, oil and NGL swap positions excluding Martica, our consolidated VIE, were as follows:

				Weighted
				Average
Commodity / Settlement Period	Index	Contracted Volume		Price
Natural Gas
July-December 2021	Henry Hub	397	Bcf	$2.77	/MMBtu
January-December 2022	Henry Hub	422	Bcf	2.50	/MMBtu
January-December 2023	Henry Hub	16	Bcf	2.37	/MMBtu
		835	Bcf	2.62	/MMBtu

Propane
July-October 2021	Mont Belvieu Propane-OPIS TET	4,200	MBbl	$31.30	/Bbl

Butane
July-December 2021	Mont Belvieu Butane-OPIS Non-TET	1,072	MBbl	$34.07	/Bbl
July-December 2021	Mont Belvieu Butane-OPIS TET	534	MBbl	$31.68	/Bbl

Natural Gasoline
July-December 2021	Mont Belvieu Natural Gasoline-OPIS Non-TET	1,633	MBbl	$50.36	/Bbl

Isobutane
July-December 2021	Mont Belvieu Isobutane-OPIS Non-TET	948	MBbl	$35.25	/Bbl

Oil
July-December 2021	West Texas Intermediate	552	MBbl	$55.16	/Bbl

In addition, we have a call option agreement, which entitles the holder, if exercised, to enter into a fixed price swap agreement for approximately 156 Bcf at a price of $2.77 per MMBtu in 2024.

As of June 30, 2021, our natural gas basis swap positions, which settle on the pricing index to basis differential of the Columbia Gas Transmission pipeline (“TCO”) to the NYMEX Henry Hub natural gas price were as follows:

				Weighted Average
Commodity / Settlement Period	Index to Basis Differential	Contracted Volume		Hedged Differential
Natural Gas
July-December 2021	NYMEX to TCO	8	Bcf	$0.414	/MMBtu
January-December 2022	NYMEX to TCO	22	Bcf	0.515	/MMBtu
January-December 2023	NYMEX to TCO	18	Bcf	0.525	/MMBtu
January-December 2024	NYMEX to TCO	18	Bcf	0.530	/MMBtu
		66	Bcf	0.511	/MMBtu

As of June 30, 2021, we had natural gas and NGL contracts that fix the Mont Belvieu index price for natural gasoline to percentages of WTI as follows:

				Weighted Average
Commodity / Settlement Period	Index to Basis Differential	Contracted Volume		Payout Ratio
Gas Liquids
July-December 2021	Mont Belvieu Natural Gasoline to WTI	1,716	MBbl	78%

As of June 30, 2021, we also had an embedded put option tied to NYMEX pricing for the production volumes associated with our retained interest in the VPP (as defined below) properties of 100 Bcf remaining through December 31, 2026 at a weighted average strike price of $2.58 per MMBtu.

We believe our hedge position provides some certainty to cash flows supporting our future operations and capital spending plans. As of June 30, 2021, the estimated fair value of our commodity derivative contracts was a net liability of approximately $918 million. Please see Note 11—Derivative Instruments to the unaudited condensed consolidated financial statements for more information.

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

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2021

The operating results of our reportable segments were as follows for the three months ended June 30, 2021 and 2021 (in thousands):

	Three Months Ended June 30, 2020
			Equity Method	Elimination of
			Investment in	Intersegment
	Exploration		Antero	Transactions and
	and		Midstream	Unconsolidated	Consolidated
	Production	Marketing	Corporation	Affiliates	Total
Revenue and other:
Natural gas sales	$367,415	—	—	—	367,415
Natural gas liquids sales	212,197	—	—	—	212,197
Oil sales	8,322	—	—	—	8,322
Commodity derivative fair value losses	(168,015)	—	—	—	(168,015)
Gathering, compression, water handling and treatment	—	—	237,342	(237,342)	—
Marketing	—	64,285	—	—	64,285
Other income (loss)	707	—	(17,606)	17,606	707
Total	$420,626	64,285	219,736	(219,736)	484,911

Operating expenses:
Lease operating	$24,742	—	—	—	24,742
Gathering and compression	202,773	—	42,067	(42,067)	202,773
Processing	242,592	—	—	—	242,592
Transportation	186,480	—	—	—	186,480
Production and ad valorem taxes	19,992	—	—	—	19,992
Marketing	—	113,053	—	—	113,053
Exploration	231	—	—	—	231
Impairment of oil and gas properties	37,350	—	—	—	37,350
Depletion, depreciation, and amortization	214,035	—	27,745	(27,745)	214,035
Accretion of asset retirement obligations	1,111	—	61	(61)	1,111
General and administrative (excluding equity-based compensation)	30,430	—	9,725	(9,725)	30,430
Equity-based compensation	7,973	—	2,697	(2,697)	7,973
Contract termination and rig stacking and other expenses	11,071	—	2,715	(2,715)	11,071
Total	978,780	113,053	85,010	(85,010)	1,091,833
Operating income (loss)	$(558,154)	(48,768)	134,726	(134,726)	(606,922)

Equity in earnings of unconsolidated affiliates	$20,228	—	20,947	(20,947)	20,228

	Three Months Ended June 30, 2021
			Equity Method	Elimination of
			Investment in	Intersegment
	Exploration		Antero	Transactions and
	and		Midstream	Unconsolidated	Consolidated
	Production	Marketing	Corporation	Affiliates	Total
Revenue and other:
Natural gas sales	$626,520	—	—	—	626,520
Natural gas liquids sales	464,381	—	—	—	464,381
Oil sales	51,906	—	—	—	51,906
Commodity derivative fair value losses	(831,840)	—	—	—	(831,840)
Gathering, compression, water handling and treatment	—	—	250,455	(250,455)	—
Marketing	—	165,453	—	—	165,453
Amortization of deferred revenue, VPP	11,279	—	—	—	11,279
Gain on sale of assets	2,288		—	—	2,288
Other income (loss)	(619)	—	(17,668)	17,668	(619)
Total	$323,915	165,453	232,787	(232,787)	489,368

Operating expenses:
Lease operating	$21,645	—	—	—	21,645
Gathering and compression	224,073	—	39,555	(39,555)	224,073
Processing	209,627	—	—	—	209,627
Transportation	207,662	—	—	—	207,662
Production and ad valorem taxes	33,694	—	—	—	33,694
Marketing	—	198,994	—	—	198,994
Exploration	5,638	—	—	—	5,638
Impairment of oil and gas properties	9,303	—	—	—	9,303
Depletion, depreciation, and amortization	187,330	—	26,619	(26,619)	187,330
Accretion of asset retirement obligations	1,331	—	114	(114)	1,331
General and administrative (excluding equity-based compensation)	27,928	—	11,192	(11,192)	27,928
Equity-based compensation	4,249	—	3,059	(3,059)	4,249
Contract termination and rig stacking and other expenses	844	—	849	(849)	844
Total	933,324	198,994	81,388	(81,388)	1,132,318
Operating income (loss)	$(609,409)	(33,541)	151,399	(151,399)	(642,950)

Equity in earnings of unconsolidated affiliates	$17,477	—	21,515	(21,515)	17,477

Exploration and Production Segment

The following table sets forth selected operating data of the exploration and production segment for the three months ended June 30, 2020 compared to the three months ended June 30, 2021:

	Three Months Ended		Amount of
	June 30,		Increase	Percent
	2020	2021	(Decrease)	Change
Production data (1):
Natural gas (Bcf)	215	208	(7)	(3)%
C2 Ethane (MBbl)	4,622	4,356	(266)	(6)%
C3+ NGLs (MBbl)	11,935	10,440	(1,495)	(13)%
Oil (MBbl)	1,004	940	(64)	(6)%
Combined (Bcfe)	320	303	(17)	(5)%
Daily combined production (MMcfe/d)	3,521	3,324	(197)	(6)%
Average prices before effects of derivative settlements (2):
Natural gas (per Mcf)	$1.71	3.01	1.30	76%
C2 Ethane (per Bbl)	$5.76	9.97	4.21	73%
C3+ NGLs (per Bbl)	$15.55	40.32	24.77	159%
Oil (per Bbl)	$8.29	55.22	46.93	566%
Weighted Average Combined (per Mcfe)	$1.83	3.78	1.95	107%
Average realized prices after effects of derivative settlements (2):
Natural gas (per Mcf)	$2.79	2.91	0.12	4%
C2 Ethane (per Bbl)	$5.66	9.97	4.31	76%
C3+ NGLs (per Bbl)	$20.23	35.95	15.72	78%
Oil (per Bbl)	$33.47	52.05	18.58	56%
Weighted Average Combined (per Mcfe)	$2.81	3.55	0.74	26%
Average costs (per Mcfe):
Lease operating	$0.08	0.07	(0.01)	(13)%
Gathering and compression	$0.63	0.74	0.11	17%
Processing	$0.76	0.69	(0.07)	(9)%
Transportation	$0.58	0.69	0.11	19%
Production taxes	$0.06	0.11	0.05	83%
Marketing, net	$0.15	0.11	(0.04)	(27)%
Depletion, depreciation, amortization and accretion	$0.67	0.62	(0.05)	(7)%
General and administrative (excluding equity-based compensation)	$0.09	0.09	—	—%
(1)	Production data excludes volumes related to the volumetric production payment transaction (the “VPP”). Please see Note 3— Transactions to the unaudited condensed consolidated financial statements for more information.
(2)	Average sales prices shown in the table reflect both the before and after effects of our settled commodity derivatives. Our calculation of such after effects includes gains on settlements of commodity derivatives, which do not qualify for hedge accounting because we do not designate or document them as hedges for accounting purposes. Oil and NGLs production was converted at 6 Mcf per Bbl to calculate total Bcfe production and per Mcfe amounts. This ratio is an estimate of the equivalent energy content of the products and does not necessarily reflect their relative economic value.

Natural gas sales. Revenues from sales of natural gas increased from $367 million for the three months ended June 30, 2020 to $627 million for the three months ended June 30, 2021, an increase of $260 million, or 71%. Lower natural gas production volumes during the three months ended June 30, 2021 accounted for an approximate $11 million decrease in year-over-year natural gas sales revenue (calculated as the change in year-to-year volumes times the prior year average price), and increases in commodity prices (excluding the effects of derivative settlements) accounted for an approximate $271 million increase in year-over-year gas sales revenue (calculated as the change in the year-to-year average price excluding the net proceeds from the litigation times current year production volumes).

NGLs sales. Revenues from sales of NGLs increased from $212 million for the three months ended June 30, 2020 to $464 million for the three months ended June 30, 2021, an increase of $252 million, or 119% (calculated as the change in year-over-year volumes times the change in year-to-year average price). Lower NGLs production volumes accounted for an approximate $25 million decrease in year-over-year NGL revenues (calculated as the change in year-to-year volumes times the prior year average price), and increases in commodity prices, excluding the effects of derivative settlements, accounted for an approximate $277 million increase in year-over-year revenues (calculated as the change in the year-to-year average price times current year production volumes).

Oil sales. Revenues from sales of oil increased from $8 million for the three months ended June 30, 2020 to $52 million for the three months ended June 30, 2021, an increase of $44 million, or 524% (calculated as the change in year-over-year volumes times the change in year-to-year average price). Lower oil production volumes accounted for less than $1 million decrease in year-over-year oil revenues (calculated as the change in year-to-year volumes times the prior year average price), and increases in commodity prices, excluding the effects of derivative settlements, accounted for an approximate $44 million increase in year-over-year revenues (calculated as the change in the year-to-year average price times current year production volumes).

Commodity derivative fair value gains (losses). To achieve more predictable cash flows, and to reduce our exposure to price fluctuations, we enter into fixed for variable price swap contracts, basis swap contracts and collar contracts when management believes that favorable future sales prices for our production can be secured. Because we do not designate these derivatives as accounting hedges, they do not receive hedge accounting treatment. Consequently, all mark-to-market gains or losses, as well as cash receipts or payments on settled derivative instruments, are recognized in our statements of operations. For the three months ended June 30, 2020 and 2021, our commodity hedges resulted in derivative fair value losses of $168 million and $832 million, respectively. For the three months ended June 30, 2020, commodity derivative fair value losses included $314 million of cash proceeds for gains on settled derivatives. For the three months ended June 30, 2021, commodity derivative fair value losses included $70 million of cash payments on commodity settled derivatives losses as well as $5 million for payments on derivative monetizations.

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

Amortization of deferred revenue, VPP. The three months ended June 30, 2021 includes amortization of $11 million of deferred revenues associated with the VPP that closed during the third quarter of 2020, which relate to the production volumes delivered under the terms of the agreement during such period at approximately $1.61 per MMBtu. See Note 3—Transactions to the unaudited condensed consolidated financial statements for more information on this transaction.

Lease operating expense. Lease operating expense decreased from $25 million for the three months ended June 30, 2020 to $22 million for the three months ended June 30, 2021, a decrease of $3 million or 13%. On a per unit basis, lease operating expenses were $0.08 per Mcfe for the three months ended June 30, 2020 decreased to $0.07 per Mcfe for each of the three months ended June 30, 2021 primarily due to cost savings initiatives.

Gathering, compression, processing, and transportation expense. Gathering, compression, processing, and transportation expense increased from $632 million for the three months ended June 30, 2020 to $641 million for the three months ended June 30, 2021, an increase of $9 million or 2%. This increase is primarily a result of higher gathering and compression and transportation costs, partially offset by lower processing costs between periods. Gathering and compression costs increased from $0.63 per Mcfe for the three months ended June 30, 2020 to $0.74 per Mcfe for the three months ended June 30, 2021, primarily due to higher fuel costs as a result of increased natural gas prices and $12 million in incentive fee rebates from Antero Midstream Corporation received during the three months ended June 30, 2020 that were not received during the three months ended June 30, 2021. Processing costs decreased from $0.76 per Mcfe for the three months ended June 30, 2020 to $0.69 per Mcfe for the three months ended June 30, 2021, due to lower terminal fees between periods. Transportation costs increased from $0.58 per Mcfe for the three months ended 2020 to $0.69 per Mcfe for the three months ended June 30, 2021 primarily due to increased usage on the Rockies Express Pipeline.

Production and ad valorem tax expense.  Production and ad valorem taxes increased from $20 million for the three months ended June 30, 2020 to $34 million for the three months ended June 30, 2021, an increase of $14 million, or 69% primarily due to higher commodity prices between periods. Production and ad valorem taxes as a percentage of natural gas revenues was relatively consistent at 5% in each of the three months ended June 30, 2020 and 2021.

Impairment of oil and gas properties. Impairment of oil and gas properties decreased from $37 million for the three months ended June 30, 2020 to $9 million for the three months ended June 30, 2021, a decrease of $28 million, or 75%, primarily related to lower impairments of expiring leases between periods. During both periods, we recognized impairments primarily related to expiring leases and initial costs related to pads we no longer plan to place into service.

Depletion, depreciation, and amortization expense. DD&A expense decreased from $214 million for the three months ended June 30, 2020 to $187 million for the three months ended June 30, 2021, a decrease of $27 million, or 12%, primarily as a result of increased proved reserve volumes due to higher commodity prices as well as lower production volumes between periods. DD&A expense decreased from $0.67 per Mcfe for the three months ended June 30, 2020 to $0.62 per Mcfe for the three months ended June 30, 2021, primarily as a result of increased proved reserve volumes between periods.

General and administrative expense. General and administrative expense (excluding equity-based compensation expense) decreased from $30 million for the three months ended June 30, 2020 to $28 million for the three months ended June 30, 2021, a decrease of $2 million, or 8%. The decrease was primarily due to lower employee headcount during 2021. We had 524 and 504 employees as of June 30, 2020 and 2021, respectively. On a per-unit basis, general and administrative expense excluding equity-based compensation was $0.09 per Mcfe for both the three months ended June 30, 2020 and 2021, respectively.

Equity-based compensation expense. Noncash equity-based compensation expense decreased from $8 million for the three months ended June 30, 2020 to $4 million for the three months ended June 30, 2021, primarily due to equity award forfeitures partially offset by new awards granted to employees. When an equity award is forfeited, expense previously recognized for the award is reversed. Please see Note 9—Equity Based Compensation and Cash Awards to the unaudited condensed consolidated financial statements for more information on equity-based compensation awards.

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

Net marketing expenses decreased from $49 million, or $0.15 per Mcfe, for the three months ended June 30, 2020 to $34 million, or $0.11 per Mcfe, for the three months ended June 30, 2021. The decrease in net marketing expense was driven by higher marketing volumes and margins that mitigated some of our excess firm transportation expense.

Marketing revenues increased from $64 million for the three months ended June 30, 2020 to $165 million for the three months ended June 30, 2021, an increase of $101 million.

Marketing expenses increased from $113 million for the three months ended June 30, 2020 to $199 million for the three months ended June 30, 2021, an increase of $86 million, or 76%. Marketing expenses include firm transportation costs related to current excess firm capacity as well as the cost of third-party purchased gas and NGLs. Firm transportation costs included in the expenses above were $41 million and $19 million for the three months ended June 30, 2020 and 2021, respectively.

Equity Method Investment in Antero Midstream Corporation

Antero Midstream Corporation. Revenue from the Antero Midstream Corporation segment increased from $220 million for the three months ended June 30, 2020 to $233 million for the three months ended June 30, 2021, an increase of $13 million, or 6%, primarily due to higher gathering and compression revenues as a result of increased throughput between periods, partially offset by lower water handling revenue as a result of operational efficiencies. Total operating expenses related to the segment decreased from $85 million for the three months ended June 30, 2020 to $81 million for the three months ended June 30, 2021, primarily due to lower water handling operating expenses as a result of operational efficiencies, partially offset by increased gathering and compression expenses due to higher throughput volumes.

Items Not Allocated to Segments

Interest expense. Our interest expense decreased from $52 million for the three months ended June 30, 2020 to $50 million for the three months ended June 30, 2021, a decrease of $2 million or 4%, primarily due to the reduction in debt as a result of the repurchase of certain our unsecured senior notes and increased interest income between periods, partially offset by interest that accrued on the 2026 Convertible Notes, 2026 Notes, 2029 Notes and 2030 Notes, each of which was issued after June 30, 2020.

Gain (loss) on early extinguishment of debt. During the three months ended June 30, 2020, we recognized a gain on early extinguishment of debt of $39 million related to $236 million principal amount of debt that we repurchased at a weighted average discount of 17%. During the three months ended June 30, 2021, we equitized $56 million aggregate principal amount of our 2026 Convertible Notes in the May Equitization Transactions and as a result, we recognized a loss of $21 million which represents the difference between the fair value of the liability component of the 2026 Convertible Notes and the carrying value of such notes. Additionally, during the three months ended June 30, 2021, we redeemed the remaining balance of $574 million of our 2023 Notes at par, plus accrued and unpaid interest and recognized a $2 million loss on early extinguishment of debt. See Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements for more information.

Loss on convertible note equitization. During the three months ended June 30, 2021, we recognized a loss of $12 million for the May Equitization Transactions, which represents the consideration paid in excess of the original terms of the 2026 Convertible Notes. See Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements for more information.

Transaction expense. We incurred transaction expense of $6 million for the three months ended June 30, 2020, which expenses included legal and transaction fees associated with the sale of our overriding royalty interest and the creation of Martica. See Note 3—Transactions to the unaudited condensed consolidated financial statements for more information on this transaction.

Income tax benefit. Income tax benefit increased from $142 million, with an effective tax rate of 24%, for the three months ended June 30, 2020 to $176 million, with an effective tax rate of 25%, for the three months ended June 30, 2021, an increase of $34 million. The increase was primarily due to a higher loss before income taxes between periods.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2021

The operating results of our reportable segments were as follows for the six months ended June 30, 2020 and 2021 (in thousands):

	Six Months Ended June 30, 2020
			Equity Method	Elimination of
			Investment in	Intersegment
	Exploration		Antero	Transactions and
	and		Midstream	Unconsolidated	Consolidated
	Production	Marketing	Corporation	Affiliates	Total
Revenue and other:
Natural gas sales	$778,497	—	—	—	778,497
Natural gas liquids sales	469,870	—	—	—	469,870
Oil sales	43,968	—	—	—	43,968
Commodity derivative fair value gains	397,818	—	—	—	397,818
Gathering, compression, water handling and treatment	—	—	498,655	(498,655)	—
Marketing	—	110,358	—	—	110,358
Other income (loss)	1,505	—	(35,211)	35,211	1,505
Total	$1,691,658	110,358	463,444	(463,444)	1,802,016

Operating expenses:
Lease operating	50,386	—	—	—	50,386
Gathering and compression	395,781	—	90,795	(90,795)	395,781
Processing	452,828	—	—	—	452,828
Transportation	371,860	—	—	—	371,860
Production and ad valorem taxes	45,691	—	—	—	45,691
Marketing	—	206,326	—	—	206,326
Exploration	441	—	—	—	441
Impairment of oil and gas properties	126,570	—	—	—	126,570
Impairment of midstream assets	—	—	664,544	(664,544)	—
Depletion, depreciation, and amortization	413,712	—	55,088	(55,088)	413,712
Accretion of asset retirement obligations	2,215	—	103	(103)	2,215
General and administrative (excluding equity-based compensation)	58,322	—	19,924	(19,924)	58,322
Equity-based compensation	11,302	—	6,035	(6,035)	11,302
Contract termination and rig stacking and other expenses	11,071	—	11,393	(11,393)	11,071
Total	1,940,179	206,326	847,882	(847,882)	2,146,505
Operating loss	$(248,521)	(95,968)	(384,438)	384,438	(344,489)

Equity in earnings (loss) of unconsolidated affiliates	$(107,827)	—	40,024	(40,024)	(107,827)

	Six Months Ended June 30, 2021
			Equity Method	Elimination of
			Investment in	Intersegment
	Exploration		Antero	Transactions and
	and		Midstream	Unconsolidated	Consolidated
	Production	Marketing	Corporation	Affiliates	Total
Revenue and other:
Natural gas sales	$1,346,889	—	—	—	1,346,889
Natural gas liquids sales	904,700	—	—	—	904,700
Oil sales	96,592	—	—	—	96,592
Commodity derivative fair value gains	(1,009,596)	—	—	—	(1,009,596)
Gathering, compression, water handling and treatment	—	—	492,244	(492,244)	—
Marketing	—	330,243	—	—	330,243
Amortization of deferred revenue, VPP	22,429	—	—	—	22,429
Gain on sale of assets	2,288		—	—	2,288
Other income	21	—	(35,336)	35,336	21
Total	$1,363,323	330,243	456,908	(456,908)	1,693,566

Operating expenses:
Lease operating	$46,192	—	—	—	46,192
Gathering and compression	444,361	—	78,869	(78,869)	444,361
Processing	393,947	—	—	—	393,947
Transportation	408,131	—	—	—	408,131
Production and ad valorem taxes	78,391	—	—	—	78,391
Marketing	—	361,071	—	—	361,071
Exploration	5,857	—	—	—	5,857
Impairment of oil and gas properties	43,365	—	—	—	43,365
Impairment of midstream assets	—	—	1,379	(1,379)	—
Depletion, depreciation, and amortization	381,356	—	53,469	(53,469)	381,356
Accretion of asset retirement obligations	2,119	—	233	(233)	2,119
General and administrative (excluding equity-based compensation)	66,360	—	25,110	(25,110)	66,360
Equity-based compensation	9,891	—	7,071	(7,071)	9,891
Contract termination and rig stacking and other expenses	935	—	5,791	(5,791)	935
Total	1,880,905	361,071	171,922	(171,922)	2,241,976
Operating income (loss)	$(517,582)	(30,828)	284,986	(284,986)	(548,410)

Equity in earnings of unconsolidated affiliates	$36,171	—	42,259	(42,259)	36,171

Exploration and Production Segment

The following table sets forth selected operating data of the exploration and production segment for the six months ended June 30, 2020 compared to the six months ended June 30, 2021:

			Amount of
	Six Months Ended June 30,		Increase	Percent
	2020	2021	(Decrease)	Change
Production data (1) (2):
Natural gas (Bcf)	423	415	(8)	(2)%
C2 Ethane (MBbl)	9,227	8,761	(466)	(5)%
C3+ NGLs (MBbl)	22,767	20,366	(2,401)	(11)%
Oil (MBbl)	1,941	1,900	(41)	(2)%
Combined (Bcfe)	627	601	(26)	(4)%
Daily combined production (MMcfe/d)	3,444	3,323	(121)	(4)%
Average prices before effects of derivative settlements (3):
Natural gas (per Mcf)	$1.84	3.24	1.40	76%
C2 Ethane (per Bbl)	$5.79	9.08	3.29	57%
C3+ NGLs (per Bbl)	$18.29	40.52	22.23	122%
Oil (per Bbl)	$22.65	50.84	28.19	124%
Weighted Average Combined (per Mcfe)	$2.06	3.90	1.84	89%
Average realized prices after effects of derivative settlements (3):
Natural gas (per Mcf)	$2.84	3.23	0.39	14%
C2 Ethane (per Bbl)	$5.74	8.74	3.00	52%
C3+ NGLs (per Bbl)	$21.34	37.82	16.48	77%
Oil (per Bbl)	$40.15	48.90	8.75	22%
Weighted Average Combined (per Mcfe)	$2.90	3.80	0.90	31%
Average costs (per Mcfe):
Lease operating	$0.08	0.08	—	—%
Gathering and compression	$0.63	0.74	0.11	17%
Processing	$0.72	0.65	(0.07)	(10)%
Transportation	$0.59	0.68	0.09	15%
Production and ad valorem taxes	$0.07	0.13	0.06	86%
Marketing expense, net	$0.15	0.05	(0.10)	(67)%
Depletion, depreciation, amortization, and accretion	$0.66	0.64	(0.02)	(3)%
General and administrative (excluding equity-based compensation)	$0.09	0.11	0.02	22%
(1)	Production data excludes volumes related to the volumetric production payment transaction (the “VPP”). Please see Note 3— Transactions to the unaudited condensed consolidated financial statements for more information.
(2)	Average sales prices shown in the table reflect both the before and after effects of our settled commodity derivatives. Our calculation of such after effects includes gains on settlements of commodity derivatives, which do not qualify for hedge accounting because we do not designate or document them as hedges for accounting purposes. Oil and NGLs production was converted at 6 Mcf per Bbl to calculate total Bcfe production and per Mcfe amounts. This ratio is an estimate of the equivalent energy content of the products and does not necessarily reflect their relative economic value.
(3)	The average realized price for the six months ended June 30, 2021 includes $85 million of net litigation proceeds related to a favorable litigation judgment. See Note 14—Contingencies to the unaudited condensed consolidated financial statements for further discussion on the litigation proceeds. Excluding the effect of the litigation proceeds received, the average realized price would have been $3.04 per Mcf.

Natural gas sales. Revenues from sales of natural gas increased from $778 million for the six months ended June 30, 2020 to $1.3 billion, which included litigation proceeds of $85 million, for the six months ended June 30, 2021, an increase of $568 million, or 73%. Please see Note 14— Contingencies to the unaudited condensed consolidated financial statements for more information on the litigation proceeds.

Excluding net litigation proceeds, lower natural gas production volumes during the six months ended June 30, 2021 accounted for an approximate $14 million decrease in year-over-year natural gas sales revenue (calculated as the change in year-to-year volumes times the prior year average price excluding the net proceeds from the litigation), and increases in commodity prices (excluding the effects of derivative settlements) accounted for an approximate $497 million increase in year-over-year gas sales revenue (calculated as the change in the year-to-year average price excluding the net proceeds from the litigation times current year production volumes).

NGLs sales. Revenues from sales of NGLs increased from $470 million for the six months ended June 30, 2020 to $905 million for the six months ended June 30, 2021, an increase of $435 million, or 93% (calculated as the change in year-over-year volumes times the change in year-to-year average price). Lower NGLs production volumes accounted for an approximate $47 million decrease in year-over-year NGL revenues (calculated as the change in year-to-year volumes times the prior year average price), and increases in commodity prices, excluding the effects of derivative settlements, accounted for an approximate $482 million increase in year-over-year revenues (calculated as the change in the year-to-year average price times current year production volumes).

Oil sales. Revenues from sales of oil increased from $44 million for the six months ended June 30, 2020 to $97 million for the six months ended June 30, 2021, an increase of $53 million, or 120% (calculated as the change in year-over-year volumes times the change in year-to-year average price). Lower oil production volumes accounted for a $1 million decrease in year-over-year oil revenues (calculated as the change in year-to-year volumes times the prior year average price), and increases in commodity prices, excluding the effects of derivative settlements, accounted for an approximate $54 million increase in year-over-year revenues (calculated as the change in the year-to-year average price times current year production volumes).

Commodity derivative fair value gains (losses). To achieve more predictable cash flows, and to reduce our exposure to price fluctuations, we enter into fixed for variable price swap contracts, basis swap contracts and collar contracts when management believes that favorable future sales prices for our production can be secured. Because we do not designate these derivatives as accounting hedges, they do not receive hedge accounting treatment. Consequently, all mark-to-market gains or losses, as well as cash receipts or payments on settled derivative instruments, are recognized in our statements of operations. For the six months ended June 30, 2020, our commodity hedges resulted in derivative fair value gains of $398 million. For the six months ended June 30, 2021, our commodity hedges resulted in derivative fair value loss of $1.0 billion. Commodity derivative fair value losses included $525 million of cash proceeds for gains on settled derivatives for the six months ended June 30, 2020. For the six months ended June 30, 2021, commodity derivative fair value losses included $65 million of cash payments on commodity derivative losses as well as $5 million for payments on derivative monetizations.

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

Amortization of deferred revenue, VPP. The six months ended June 30, 2021 includes amortization of $22 million of deferred revenues associated with the VPP that closed during the third quarter of 2020, which relate to the production volumes delivered under the terms of the agreement during such period at approximately $1.61 per MMBtu. See Note 3—Transactions to the unaudited condensed consolidated financial statements for more information on this transaction.

Lease operating expense. Lease operating expense decreased from $50 million for the six months ended June 30, 2020 to $46 million for the six months ended June 30, 2021, a decrease of $4 million or 8% primarily due to cost savings initiatives. On a per unit basis, lease operating expenses were $0.08 per Mcfe for each of the six months ended June 30, 2020 and 2021.

Gathering, compression, processing, and transportation expense. Gathering, compression, processing, and transportation expense remained relatively flat at $1.2 billion for both the six months ended June 30, 2020 and 2021. Gathering and compression costs increased from $0.63 per Mcfe for the six months ended June 30, 2020 to $0.74 per Mcfe for the six months ended June 30, 2021, primarily due to higher fuel costs as a result of increased natural gas prices and $24 million in incentive fee rebates from Antero Midstream Corporation received during the six months ended June 30, 2020 that were not received during the six months ended June 30, 2021. Processing costs decreased from $0.72 per Mcfe for the six months ended June 30, 2020 to $0.65 per Mcfe for the six months ended June 30, 2021, due to lower terminal fees between periods. Transportation costs increased from $0.59 per Mcfe for the six months ended June 30, 2020 to $0.68 per Mcfe for the six months ended June 30, 2021 primarily due to increased usage on the Rockies Express Pipeline.

Production and ad valorem tax expense.  Production and ad valorem taxes increased from $46 million for the six months ended June 30, 2020 to $78 million for the six months ended June 30, 2021, an increase of $32 million, or 72% primarily due to higher commodity prices between periods and $5 million for the litigation judgment. Production and ad valorem taxes as a percentage of natural gas revenues was relatively consistent at 6% in each of the six months ended June 30, 2020 and 2021.

Impairment of oil and gas properties. Impairment of oil and gas properties decreased from $127 million for the six months ended June 30, 2020 to $43 million for the six months ended June 30, 2021, a decrease of $84 million, or 66%, primarily related to lower impairments of expiring leases between periods. During both periods, we recognized impairments primarily related to expiring leases as well as design and initial costs related to pads we no longer plan to place into service.

Depletion, depreciation, and amortization expense. DD&A expense decreased from $414 million for the six months ended June 30, 2020 to $381 million for the six months ended June 30, 2021, a decrease of $33 million, or 8%, primarily as a result of increased proved reserve volumes between periods due to higher commodity prices as well as lower production volumes between periods. DD&A per Mcfe remained relatively consistent at $0.66 per Mcfe and $0.64 per Mcfe during the six months ended June 30, 2020 and 2021, respectively.

General and administrative expense. General and administrative expense (excluding equity-based compensation expense) increased from $58 million for the six months ended June 30, 2020 to $66 million for the six months ended June 30, 2021, an increase of $8 million, or 14%. The increase was primarily due to higher salary and wage expense between periods, which includes our annual incentive program that was significantly reduced during 2020. We had 524 and 504 employees as of June 30, 2020 and 2021, respectively. On a per-unit basis, general and administrative expense excluding equity-based compensation increased by $0.02 per Mcfe, from $0.09 per Mcfe during the six months ended June 30, 2020 to $0.11 per Mcfe during the six months ended June 30, 2021 as a result of lower production volumes and higher overall costs between periods.

Equity-based compensation expense. Noncash equity-based compensation expense decreased from $11 million for the six months ended June 30, 2020 to $10 million for the six months ended June 30, 2021, primarily due to equity award forfeitures partially offset by new awards granted to employees. When an equity award is forfeited, expense previously recognized for the award is reversed. Please see Note 9—Equity Based Compensation and Cash Awards to the unaudited condensed consolidated financial statements for more information on equity-based compensation awards.

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

Net marketing expenses decreased from $96 million, or $0.15 per Mcfe, for the six months ended June 30, 2020 to $31 million, or $0.05 per Mcfe, for the six months ended June 30, 2021. The decrease was driven by higher marketing volumes and margins that mitigated some of our excess firm transportation expense.

Marketing revenues increased from $110 million for the six months ended June 30, 2020 to $330 million for the six months ended June 30, 2021, an increase of $220 million.

Marketing expenses increased from $206 million for the six months ended June 30, 2020 to $361 million for the six months ended June 30, 2021, an increase of $155 million, or 75%. Marketing expenses include firm transportation costs related to current excess firm capacity as well as the cost of third-party purchased gas and NGLs. Firm transportation costs included in the expenses above were $88 million and $53 million for the six months ended June 30, 2020 and 2021, respectively.

Equity Method Investment in Antero Midstream Corporation

Antero Midstream Corporation. Revenue from the Antero Midstream Corporation segment decreased from $463 million for the six months ended June 30, 2020 to $457 million for the six months ended June 30, 2021, a decrease of $6 million, or 1%, primarily due to lower fresh water delivery revenue as a result of decreased well completions period-over-period, partially offset by higher gathering and compression revenues as a result of increased throughput between periods. Total operating expenses related to the segment decreased from $848 million for the six months ended June 30, 2020 to $172 million for the six months ended June 30, 2021, was primarily due to impairments by Antero Midstream Corporation during the six months ended June 30, 2020 of $89 million on its freshwater pipelines and equipment and impairment of goodwill of $575 million. Antero Midstream Corporation’s impairment expense was $1 million for the six months ended June 30, 2021 due to a lower of cost of market adjustment for pipe inventory.

Items Not Allocated to Segments

Interest expense. Our interest expense decreased from $105 million for the six months ended June 30, 2020 to $93 million for the six months ended June 30, 2021 primarily due to the reduction in debt as a result of our debt repurchases of our unsecured senior notes and increased interest income between periods, partially offset by interest that accrued on the 2026 Convertible Notes, 2026 Notes, 2029 Notes and 2030 Notes, each of which was issued after June 30, 2020.

Impairment of equity investment. As of March 31, 2020, we determined that events and circumstances indicated that the carrying value of our equity method investment in Antero Midstream Corporation had experienced an other-than-temporary decline and we recorded an impairment of $611 million. The fair value of the equity method investment in Antero Midstream Corporation was based on the quoted market share price of Antero Midstream Corporation as of March 31, 2020. There was no such impairment for the six months ended June 30, 2021.

Gain (loss) on early extinguishment of debt. During the six months ended June 30, 2020, we recognized a gain on early extinguishment of debt of $120 million related to $619 million principal amount of debt that we repurchased at a weighted average discount of 19%. During the six months ended June 30, 2021, we equitized $206 million aggregate principal amount of our 2026 Convertible Notes in privately negotiated exchange transactions and as a result, we recognized a loss of $61 million which represents the difference between the fair value of the liability component of the 2026 Convertible Notes and the carrying value of such notes. Additionally, during the six months ended June 30, 2021, we redeemed the remaining balance of $661 million of our 2022 Notes at par, plus accrued and unpaid interest and the remaining balance of $574 million of our 2023 Notes at par, plus accrued and unpaid interest and recognized a $5 million loss on early extinguishment of debt. See Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements for more information.

Loss on convertible note equitization. During the six months ended June 30, 2021, we recognized a loss of $51 million for the January Equitization Transactions and the May Equitization Transactions, which represents the consideration paid in excess of the original terms of the 2026 Convertible Notes. See Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements for more information.

Transaction expense. Transaction expense decreased from $6 million for the six months ended June 30, 2020 to $2 million for the six months ended June 30, 2021, a decreased of $4 million or 66%. Transaction expenses for the six months ended June 30, 2020 included legal and transaction fees associated with the sale of our overriding royalty interest and the creation of Martica. For the six months ended June 30, 2021, transaction expense included legal and transaction fees associated with the drilling partnership. See Note 3—Transactions to the unaudited condensed consolidated financial statements for more information on this transaction.

Income tax benefit. Income tax benefit decreased from $252 million, with an effective tax rate of 24%, for the six months ended June 30, 2020 to $179 million, with an effective tax rate of 25%, for the six months ended June 30, 2021, a decrease of $73 million. The decrease was primarily due to lower loss before income taxes between periods.

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

Based on strip prices as of June 30, 2021, we believe that net cash provided by operating activities, distributions from unconsolidated affiliate, available borrowings under the Credit Facility, capital market transactions and the effects of the drilling partnership will be sufficient to meet our cash requirements, including normal operating needs, debt service obligations, capital expenditures, and commitments and contingencies for at least the next 12 months.

2021 Capital Budget and Capital Spending

On February 17, 2021, we announced our net capital budget for 2021 is $635 million, which includes: $590 million for drilling and completion and $45 million for leasehold expenditures. We do not include acquisitions in our capital budget. We periodically review our capital expenditures and adjust our budget and its allocation based on commodity prices, takeaway constraints, operating cash flow and liquidity, and on July 28, 2021, we announced a $22.5 million increase for our leasehold expenditures to $65 million for 2021 to reflect accelerated leasing activity focused on organically expanding our core liquids rich inventory. As a result, our total net capital budget for 2021 was revised to $657.5 million.

For the six months ended June 30, 2021, our total consolidated capital expenditures, which excludes QL’s working interest share of such costs, were approximately $341 million, including drilling and completion costs of $307 million, leasehold acquisitions of $31 million, and other capital expenditures of $3 million.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2020 and 2021:

	Six Months Ended June 30,
	2020	2021
Net cash provided by operating activities	$316,640	872,272
Net cash used in investing activities	(449,608)	(302,878)
Net cash provided by (used in) financing activities	132,968	(564,853)
Net increase in cash and cash equivalents	$—	4,541

Operating Activities. Net cash provided by operating activities was $317 million and $872 million for the six months ended June 30, 2020 and 2021, respectively. Net cash provided by operating activities increased primarily due to increases in commodity prices both before and after the effects of settled commodity derivatives, decreased net marketing expense as well as decreased cash utilized for working capital, partially offset by increases in gathering, compression and transportation costs and production and ad valorem taxes between periods.

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

Investing Activities. Cash flows used in investing activities decreased from $450 million for the six months ended June 30, 2020 to $303 million for the six months ended June 30, 2021, primarily due to a decrease in capital expenditures of $269 million during the six months ended June 30, 2020 as compared to the same period in 2021, which was partially offset by $125 million in settlement of the water earnout impacting the six months ended June 30, 2020.

Financing Activities. Net cash flows provided by (used in) financing activities changed from $133 million net cash flows provided by financing activities for the six months ended June 30, 2020 to $565 million net cash used in financing activities for the six months ended June 30, 2021. During the six months ended June 30, 2021, we issued $500 million aggregate principal amount of 2026 Notes, $700 million aggregate principal amount of 2029 Notes and $600 million aggregate principal amount of 2030 Notes (net of $22 million of aggregate debt issuance costs), of which proceeds were used to (i) redeem $661 million aggregate principal amount of our 2022 Notes, which were fully retired, (ii) redeem $574 million of our 2023 Notes, which were fully retired and (iii) partially repay borrowings on our Credit Facility. Also, during the six months ended June 30, 2021, we completed the January Share Offering and the May Share Offering and used the proceeds and approximately $89 million of borrowings under the Credit Facility to repurchase $206 million aggregate principal amount of the 2026 Convertible Notes in privately negotiated transactions. Additionally, during the six months ended June 30, 2021, we received a $51 million payment from Martica and distributed $46 million to the noncontrolling interest in Martica. Further, we repaid the remaining outstanding balance on our Credit Facility with net cash provided by operating activities. During the six months ended June 30, 2020, we repurchased (i) $619 million principal amount of debt at a weighted average discount of 19% for $497 million of cash and (ii) $43 million of our common stock at weighted average price of $1.54 per share.

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

As of June 30, 2021, we had no borrowings and had $742 million of letters of credit outstanding under the Credit Facility.

We were in compliance with the applicable covenants and ratios as of December 31, 2020 and June 30, 2021. As of June 30, 2021, our current ratio was 3.0 to 1.0 and our interest coverage ratio was 13.8 to 1.0.

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

Non-GAAP Financial Measures

Adjusted EBITDAX is a non-GAAP financial measure that we define as net income (loss), including noncontrolling interests, before interest expense, interest income, gains or losses from commodity derivatives, amortization of deferred revenue, gain on sale of assets but including net cash receipts or payments on derivative instruments included in derivative gains or losses other than payments from derivative monetizations, income taxes, impairments, depletion, depreciation, amortization, and accretion, exploration expense, equity-based compensation, gain (loss) on early extinguishment of debt, contract termination and rig stacking costs, equity in earnings (loss) of unconsolidated affiliate, transaction fees and loss on convertible note equitization.

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

The following table represents a reconciliation of our net income (loss), including noncontrolling interest, to Adjusted EBITDAX and a reconciliation of our Adjusted EBITDAX to net cash provided by operating activities per our unaudited condensed consolidated statements of cash flows, in each case, for the three and six months ended June 30, 2020 and 2021 (in thousands). Adjusted EBITDAX also excludes the noncontrolling interests in Martica and these adjustments are disclosed in the table below as Martica related adjustments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Reconciliation of net loss to Adjusted EBITDAX:
Net loss and comprehensive loss attributable to Antero Resources Corporation	$(463,304)	(523,467)	(802,114)	(538,966)
Net income (loss) and comprehensive income (loss) attributable to noncontrolling interests	236	(10,984)	236	(6,589)
Unrealized commodity derivative losses	481,927	756,998	127,020	940,076
Payments for derivative monetizations	—	4,569	—	4,569
Amortization of deferred revenue, VPP	—	(11,279)	—	(22,429)
Gain on sale of assets	—	(2,288)	(31)	(2,288)
Interest expense, net	51,811	49,963	104,913	92,706
Loss (gain) on early extinguishment of debt	(39,171)	23,065	(119,732)	66,269
Loss on convertible note equitizations	—	11,731	—	50,777
Provision for income tax benefit	(142,404)	(175,966)	(252,389)	(178,912)
Depletion, depreciation, amortization, and accretion	215,146	188,661	415,927	383,475
Impairment of oil and gas properties	37,350	9,303	126,570	43,365
Impairment of equity method investment	—	—	610,632	—
Exploration expense	231	5,638	441	5,857
Equity-based compensation expense	7,973	4,249	11,302	9,891
Equity in (earnings) loss of unconsolidated affiliate	(20,228)	(17,477)	107,827	(36,171)
Dividends from unconsolidated affiliate	42,755	31,284	85,511	74,040
Contract termination and rig stacking	11,071	844	11,071	935
Transaction expense	6,138	185	6,138	2,476
	189,531	345,029	433,322	889,081
Martica related adjustments (1)	(3,100)	(25,677)	(3,100)	(50,239)
Adjusted EBITDAX	$186,431	319,352	430,222	838,842

Reconciliation of our Adjusted EBITDAX to net cash provided by operating activities:
Adjusted EBITDAX	$186,431	319,352	430,222	838,842
Martica related adjustments (1)	3,100	25,677	3,100	50,239
Interest expense, net	(51,811)	(49,963)	(104,913)	(92,706)
Exploration expense	(231)	(5,638)	(441)	(5,857)
Changes in current assets and liabilities	(6,310)	21,370	1,417	81,857
Transaction expense	(6,138)	(185)	(6,138)	(2,476)
Payments for derivative monetizations	—	(4,569)	—	(4,569)
Other items	(9,078)	2,497	(6,607)	6,942
Net cash provided by operating activities	$115,963	308,541	316,640	872,272
(1)	Adjustments reflect noncontrolling interests in Martica not otherwise adjusted in amounts above.

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

Based on future prices as of June 30, 2021, the estimated undiscounted future net cash flows exceeded the carrying amount and no further evaluation was required. We have not recorded any impairment expenses associated with our proved properties during the three and six months ended June 30, 2020 and 2021.

Estimated undiscounted future net cash flows are very sensitive to commodity price swings at current commodity price levels and a relatively small decline in prices could result in the carrying amount exceeding the estimated undiscounted future net cash flows at the end of a future reporting period, which would require us to further evaluate if an impairment charge would be necessary. If future prices decline from June 30, 2021, the fair value of our properties may be below their carrying amounts and an impairment charge may be necessary. We are unable, however, to predict future commodity prices with any reasonable certainty.

New Accounting Pronouncements

Please refer to Note 2—Summary of Significant Accounting Policies to the unaudited condensed consolidated financial statements for information on new accounting pronouncements.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off balance sheet arrangements other than contractual commitments for firm transportation, gas processing and fractionation, gathering, and compression services and land payment obligations. Please refer to Note 13—Commitments to the unaudited condensed consolidated financial statements for further information on off balance sheet arrangements.

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

Our financial hedging activities are intended to support natural gas, NGLs, and oil prices at targeted levels and to manage our exposure to natural gas, NGLs, and oil price fluctuations. These contracts may include commodity price swaps whereby we will receive a fixed price and pay a variable market price to the contract counterparty, collars that set a floor and ceiling price for the hedged production, basis differential swaps or embedded options. These contracts are financial instruments and do not require or allow for physical delivery of the hedged commodity. As of June 30, 2021, our commodity derivatives included fixed price swaps and basis differential swaps at index-based pricing.

As of June 30, 2021, we had in place natural gas swaps covering portions of our projected production through 2023. Our commodity hedge position as of June 30, 2021 is summarized in Note 11—Derivative Instruments to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Under the Credit Facility, we are permitted to hedge up to 75% of our projected production for the next 60 months. We may enter into hedge contracts with a term greater than 60 months, and for no longer than 72 months, for up to 65% of our estimated production. Based on our production and our fixed price swap contracts and embedded put option that settled during the six months ended June 30, 2021, our revenues would have decreased by approximately $15 million for each $0.10 decrease per MMBtu in natural gas prices and $1.00 decrease per Bbl in oil and NGLs prices, excluding the effects of changes in the fair value of our derivative positions which remain open as of June 30, 2021.

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

Mark-to-market adjustments of derivative instruments cause earnings volatility but have no cash flow impact relative to changes in market prices until the derivative contracts are settled or monetized prior to settlement. We expect continued volatility in the fair value of our derivative instruments. Our cash flows are only impacted when the associated derivative contracts are settled or monetized by making or receiving payments to or from the counterparty. As of June 30, 2021, the estimated fair value of our commodity derivative instruments was a net liability of $918 million comprised of current and noncurrent assets and liabilities. As of December 31, 2020, the estimated fair value of our commodity derivative instruments was a net asset of $22 million comprised of current and noncurrent assets and liabilities.

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

Counterparty and Customer Credit Risk

Our principal exposures to credit risk are through receivables resulting from the following: commodity derivative contracts ($20 million as of June 30, 2021); and the sale of our natural gas, NGLs and oil production ($434 million as of June 30, 2021), which we market to energy companies, end users, and refineries.

By using derivative instruments that are not traded on an exchange to hedge exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties. Credit risk is the potential failure of a counterparty to perform under the terms of a derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions that management deems to be competent and competitive market makers. The creditworthiness of our counterparties is subject to periodic review. We have commodity hedges in place with 17 different counterparties, 13 of which are lenders under our Credit Facility. As of June 30, 2021, we did not have derivative asset by bank counterparties under our Credit Facility. The estimated fair value of our commodity derivative assets has been risk-adjusted using a discount rate based upon the counterparties’ respective published credit default swap rates (if available, or if not available, a discount rate based on the applicable Reuters bond rating) as of June 30, 2021 for each of the European and American banks. We believe that all of these institutions, currently, are acceptable credit risks. Other than as provided by the Credit Facility, we are not required to provide credit support or collateral to any of our counterparties under our derivative contracts, nor are they required to provide credit support to us. As of June 30, 2021, we did not have any past-due receivables from, or payables to, any of the counterparties to our derivative contracts.

We are also subject to credit risk due to the concentration of our receivables from several significant customers for sales of natural gas, NGLs, and oil. We generally do not require our customers to post collateral. The inability or failure of our significant customers to meet their obligations to us, or their insolvency or liquidation, may adversely affect our financial results.

Interest Rate Risks

Our primary exposure to interest rate risk results from outstanding borrowings under the Credit Facility, which has a floating interest rate. The average annualized interest rate incurred on the Credit Facility during the six months ended June 30, 2021 was approximately 3.69%. We estimate that a 1.0% increase in the applicable average interest rates for the six months ended June 30, 2021 would have resulted in an estimated $1.2 million increase in interest expense.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2021 at a level of reasonable assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities

Issuer Purchases of Equity Securities

The following table sets forth our share purchase activity for each period presented:

Total Number
			of Shares	Approximate
			Repurchased	Dollar Value
			as Part of	of Shares
	Total Number		Publicly	that May
	of Shares	Average Price	Announced	Yet be Purchased
Period	Purchased	Paid Per Share	Plans	Under the Plan
April 1, 2021 - April 30, 2021 (1)	437,546	$9.49	—	$—
May 1, 2021 - May 31, 2021	—	—	—	—
June 1, 2021 - June 30, 2021	—	—	—	—
Total	437,546	$9.49	—	$—
(1)	The total number of shares purchased represent shares of our common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of restricted stock and RSUs held by our employees.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
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

4.1

Indenture, dated as of June 1, 2021, by and among Antero Resources Corporation, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-36120) filed on June 1, 2021).

4.2	Form of 5.375% Senior Note due 2030 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (Commission File No. 001-36120) filed on June 1, 2021).
10.1*	Form of Performance Share Unit Grant Notice and Performance Share Unit Agreement under the Antero Resources Corporation 2020 Long-Term Incentive Plan.
22.1	List of Guarantor Subsidiaries (incorporated by reference to Exhibit 22.1 to the Company’s Annual Report on Form 10-K (Commission File No. 001-36120) filed on February 17, 2021).
31.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350).
101*

The following financial information from this Quarterly Report on Form 10-Q of Antero Resources Corporation for the quarter ended June 30, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

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

ANTERO RESOURCES CORPORATION

By:	/s/ MICHAEL N. KENNEDY
Michael N. Kennedy
Chief Financial Officer and Senior Vice President–Finance

Date:	July 28, 2021