Form 10-Q
period 2021-09-30
ANTERO RESOURCES Corp
filed 2021-10-27
CIK 1433270

Fee

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The registrant had 313,929,992 shares of common stock outstanding as of October 22, 2021.

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

PART I—FINANCIAL INFORMATION

ANTERO RESOURCES CORPORATION

Condensed Consolidated Balance Sheets

(In thousands)

		(Unaudited)
	December 31,	September 30,
	2020	2021
Assets
Current assets:
Accounts receivable	$28,457	34,768
Accrued revenue	425,314	652,521
Derivative instruments	105,130	627
Other current assets	15,238	20,937
Total current assets	574,139	708,853
Property and equipment:
Oil and gas properties, at cost (successful efforts method):
Unproved properties	1,175,178	1,052,543
Proved properties	12,260,713	12,559,146
Gathering systems and facilities	5,802	5,802
Other property and equipment	74,361	91,621
	13,516,054	13,709,112
Less accumulated depletion, depreciation, and amortization	(3,869,116)	(4,176,296)
Property and equipment, net	9,646,938	9,532,816
Operating leases right-of-use assets	2,613,603	2,969,642
Derivative instruments	47,293	14,834
Investment in unconsolidated affiliate	255,082	236,597
Other assets	13,790	8,796
Total assets	$13,150,845	13,471,538

Liabilities and Equity
Current liabilities:
Accounts payable	$26,728	60,409
Accounts payable, related parties	69,860	79,595
Accrued liabilities	343,524	501,132
Revenue distributions payable	198,117	315,936
Derivative instruments	31,242	1,436,292
Short-term lease liabilities	266,024	353,470
Deferred revenue, VPP	45,257	39,528
Other current liabilities	2,302	16,320
Total current liabilities	983,054	2,802,682
Long-term liabilities:
Long-term debt	3,001,593	2,341,033
Deferred income tax liability	412,252	55,636
Derivative instruments	99,172	331,570
Long-term lease liabilities	2,348,785	2,616,889
Deferred revenue, VPP	156,024	127,844
Other liabilities	59,694	60,642
Total liabilities	7,060,574	8,336,296
Commitments and contingencies (Notes 13 and 14)
Equity:
Stockholders' equity:
Preferred stock, $0.01 par value; authorized - 50,000 shares; none issued	—	—
Common stock, $0.01 par value; authorized - 1,000,000 shares; 268,672 shares and 313,866 shares issued and outstanding as of December 31, 2020 and September 30, 2021, respectively	2,686	3,138
Additional paid-in capital	6,195,497	6,365,929
Accumulated deficit	(430,478)	(1,518,762)
Total stockholders' equity	5,767,705	4,850,305
Noncontrolling interests	322,566	284,937
Total equity	6,090,271	5,135,242
Total liabilities and equity	$13,150,845	13,471,538

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,
	2020	2021
Revenue and other:
Natural gas sales	$436,304	884,669
Natural gas liquids sales	327,426	598,327
Oil sales	34,265	56,734
Commodity derivative fair value losses	(514,751)	(1,250,466)
Marketing	91,497	232,685
Amortization of deferred revenue, VPP	5,175	11,404
Gain on sale of assets	—	539
Other income	675	530
Total revenue	380,591	534,422
Operating expenses:
Lease operating	21,450	25,363
Gathering, compression, processing, and transportation	656,615	628,225
Production and ad valorem taxes	25,790	52,219
Marketing	128,580	266,751
Exploration	454	235
Impairment of oil and gas properties	29,392	26,253
Depletion, depreciation, and amortization	238,418	182,810
Accretion of asset retirement obligations	1,115	828
General and administrative (including equity-based compensation expense of $5,699 and $5,298 in 2020 and 2021, respectively)	31,640	32,442
Contract termination and rig stacking	1,246	3,370
Total operating expenses	1,134,700	1,218,496
Operating loss	(754,109)	(684,074)
Other income (expense):
Interest expense, net	(48,043)	(45,414)
Equity in earnings of unconsolidated affiliate	24,419	21,450
Gain (loss) on early extinguishment of debt	55,633	(16,567)
Transaction expense	(524)	(626)
Total other income (expense)	31,485	(41,157)
Loss before income taxes	(722,624)	(725,231)
Provision for income tax benefit	168,778	158,656
Net loss and comprehensive loss including noncontrolling interests	(553,846)	(566,575)
Less: net loss and comprehensive loss attributable to noncontrolling interests	(18,233)	(17,257)
Net loss and comprehensive loss attributable to Antero Resources Corporation	$(535,613)	(549,318)

Loss per share—basic	$(1.99)	(1.75)
Loss per share—diluted	$(1.99)	(1.75)

Weighted average number of shares outstanding:
Basic	268,511	313,790
Diluted	268,511	313,790

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(In thousands, except per share amounts)

	Nine Months Ended September 30,
	2020	2021
Revenue and other:
Natural gas sales	$1,214,801	2,231,558
Natural gas liquids sales	797,296	1,503,027
Oil sales	78,233	153,326
Commodity derivative fair value losses	(116,933)	(2,260,062)
Marketing	201,855	562,928
Amortization of deferred revenue, VPP	5,175	33,833
Gain on sale of assets	—	2,827
Other income	2,180	551
Total revenue	2,182,607	2,227,988
Operating expenses:
Lease operating	71,836	71,555
Gathering, compression, processing, and transportation	1,877,084	1,874,664
Production and ad valorem taxes	71,481	130,610
Marketing	334,906	627,822
Exploration	895	6,092
Impairment of oil and gas properties	155,962	69,618
Depletion, depreciation, and amortization	652,130	564,166
Accretion of asset retirement obligations	3,330	2,947
General and administrative (including equity-based compensation expense of $17,001 and $15,189 in 2020 and 2021, respectively)	101,264	108,693
Contract termination and rig stacking	12,317	4,305
Total operating expenses	3,281,205	3,460,472
Operating loss	(1,098,598)	(1,232,484)
Other income (expense):
Interest expense, net	(152,956)	(138,120)
Equity in earnings (loss) of unconsolidated affiliate	(83,408)	57,621
Gain (loss) on early extinguishment of debt	175,365	(82,836)
Loss on convertible note equitizations	—	(50,777)
Impairment of equity method investment	(610,632)	—
Transaction expense	(6,662)	(3,102)
Total other expense	(678,293)	(217,214)
Loss before income taxes	(1,776,891)	(1,449,698)
Provision for income tax benefit	421,167	337,568
Net loss and comprehensive loss including noncontrolling interests	(1,355,724)	(1,112,130)
Less: net loss and comprehensive loss attributable to noncontrolling interests	(17,997)	(23,846)
Net loss and comprehensive loss attributable to Antero Resources Corporation	$(1,337,727)	(1,088,284)

Loss per share—basic	$(4.89)	(3.55)
Loss per share—diluted	$(4.89)	(3.55)

Weighted average number of shares outstanding:
Basic	273,689	306,201
Diluted	273,689	306,201

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands)

			Additional	Accumulated
	Common Stock		Paid-in	Earnings	Noncontrolling	Total
	Shares	Amount	Capital	(Deficit)	Interests	Equity
Balances, December 31, 2019	295,941	$2,959	6,130,365	837,419	—	6,970,743
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	178	2	(34)	—	—	(32)
Repurchases and retirements of common stock	(27,193)	(272)	(42,418)	—	—	(42,690)
Equity-based compensation	—	—	3,329	—	—	3,329
Net loss and comprehensive loss	—	—	—	(338,810)	—	(338,810)
Balances, March 31, 2020	268,926	2,689	6,091,242	498,609	—	6,592,540
Issuance of common units in Martica Holdings, LLC	—	—	—	—	300,000	300,000
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	464	5	(305)	—	—	(300)
Distributions to noncontrolling interest	—	—	—	—	(3,413)	(3,413)
Repurchases and retirements of common stock	(1,000)	(10)	(743)	—	—	(753)
Equity-based compensation	—	—	7,973	—	—	7,973
Net income (loss) and comprehensive income (loss)	—	—	—	(463,304)	236	(463,068)
Balances, June 30, 2020	268,390	2,684	6,098,167	35,305	296,823	6,432,979
Issuance of common units in Martica Holdings, LLC	—	—	—	—	51,000	51,000
Equity component of 2026 Convertible Notes, net	—	—	61,926	—	—	61,926
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	159	1	(42)	—	—	(41)
Distributions to noncontrolling interest	—	—	—	—	(13,836)	(13,836)
Equity-based compensation	—	—	5,699	—	—	5,699
Net loss and comprehensive loss	—	—	—	(535,613)	(18,233)	(553,846)
Balances, September 30, 2020	268,549	$2,685	6,165,750	(500,308)	315,754	5,983,881

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) (Continued)

(In thousands)

			Additional
	Common Stock		Paid-in	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Interests	Equity
Balances, December 31, 2020	268,672	$2,686	6,195,497	(430,478)	322,566	6,090,271
Issuance of common shares	31,388	314	238,551	—	—	238,865
Issuance of common units in Martica Holdings, LLC	—	—	—	—	51,000	51,000
Equity component of 2026 Convertible Notes, net	—	—	(116,381)	—	—	(116,381)
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	1,130	11	(5,656)	—	—	(5,645)
Distributions to noncontrolling interest	—	—	—	—	(24,699)	(24,699)
Equity-based compensation	—	—	5,642	—	—	5,642
Net income (loss) and comprehensive income (loss)	—	—	—	(15,499)	4,395	(11,104)
Balances, March 31, 2021	301,190	3,011	6,317,653	(445,977)	353,262	6,227,949
Issuance of common shares	11,588	116	125,262	—	—	125,378
Equity component of 2026 Convertible Notes, net	—	—	(79,497)	—	—	(79,497)
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	749	8	(3,893)	—	—	(3,885)
Distributions to noncontrolling interest	—	—	—	—	(21,329)	(21,329)
Equity-based compensation	—	—	4,249	—	—	4,249
Net loss and comprehensive loss	—	—	—	(523,467)	(10,984)	(534,451)
Balances, June 30, 2021	313,527	3,135	6,363,774	(969,444)	320,949	5,718,414
Equity component of 2026 Convertible Notes, net	—	—	36	—	—	36
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	339	3	(3,179)	—	—	(3,176)
Distributions to noncontrolling interest	—	—	—	—	(18,755)	(18,755)
Equity-based compensation	—	—	5,298	—	—	5,298
Net loss and comprehensive loss	—	—	—	(549,318)	(17,257)	(566,575)
Balances, September 30, 2021	313,866	$3,138	6,365,929	(1,518,762)	284,937	5,135,242

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2020	2021
Cash flows provided by (used in) operating activities:
Net loss including noncontrolling interests	$(1,355,724)	(1,112,130)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation, amortization, and accretion	655,460	567,113
Impairments	766,594	69,618
Commodity derivative fair value losses	116,933	2,260,062
Gains (losses) on settled commodity derivatives	740,805	(481,083)
Proceeds from (payments for) derivative monetizations	18,073	(4,569)
Gain on sale of assets	—	(2,827)
Equity-based compensation expense	17,001	15,189
Deferred income tax benefit	(426,267)	(337,568)
Equity in (earnings) loss of unconsolidated affiliate	83,408	(57,621)
Dividends of earnings from unconsolidated affiliate	128,267	105,325
Amortization of deferred revenue	(5,175)	(33,833)
Amortization of debt issuance costs, debt discount, debt premium and other	7,391	10,122
(Gain) loss on early extinguishment of debt	(175,365)	82,836
Loss on convertible note equitizations	—	50,777
Changes in current assets and liabilities:
Accounts receivable	(15,454)	(11,336)
Accrued revenue	(20,843)	(227,207)
Other current assets	(1,455)	(5,695)
Accounts payable including related parties	(2,198)	39,108
Accrued liabilities	15,522	124,382
Revenue distributions payable	(54,403)	117,819
Other current liabilities	(60)	16,470
Net cash provided by operating activities	492,510	1,184,952
Cash flows provided by (used in) investing activities:
Additions to unproved properties	(31,136)	(48,960)
Drilling and completion costs	(693,920)	(447,899)
Additions to other property and equipment	(1,346)	(14,082)
Settlement of water earnout	125,000	—
Proceeds from asset sales	—	3,192
Proceeds from VPP sale, net	215,833	—
Change in other liabilities	—	(77)
Change in other assets	1,506	2,371
Net cash used in investing activities	(384,063)	(505,455)
Cash flows provided by (used in) financing activities:
Repurchases of common stock	(43,443)	—
Issuance of senior notes	—	1,800,000
Issuance of convertible notes	287,500	—
Repayment of senior notes	(899,971)	(1,424,354)
Borrowings (repayments) on bank credit facilities, net	275,000	(919,500)
Payment of debt issuance costs	(8,907)	(22,814)
Sale of noncontrolling interest	300,000	51,000
Distributions to noncontrolling interests in Martica Holdings LLC	(17,249)	(64,783)
Employee tax withholding for settlement of equity compensation awards	(373)	(12,706)
Convertible note equitizations	—	(85,648)
Other	(1,004)	(692)
Net cash used in financing activities	(108,447)	(679,497)
Net increase in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	—

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$135,494	130,947
Increase (decrease) in accounts payable and accrued liabilities for additions to property and equipment	$(44,302)	33,547

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

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial information and should be read in the context of the Company’s December 31, 2020 consolidated financial statements and notes thereto for a more complete understanding of the Company’s operations, financial position and accounting policies. The Company’s December 31, 2020 consolidated financial statements were included in Antero Resources’ 2020 Annual Report on Form 10-K, which was filed with the SEC.

These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, and, accordingly, do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of December 31, 2020 and September 30, 2021 and its results of operations for the three and nine months ended September 30, 2020 and 2021 and cash flows for the nine months ended September 30, 2020 and 2021. The Company has no items of other comprehensive income or loss; therefore, its net income or loss is equal to its comprehensive income or loss. Operating results for the period ended September 30, 2021 are not necessarily indicative of the results that may be expected for the full year because of the impact of fluctuations in prices received for natural gas, NGLs, and oil, natural production declines, the uncertainty of exploration and development drilling results, fluctuations in the fair value of derivative instruments, the impacts of COVID-19 and other factors.

(b)	Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Antero Resources Corporation, its wholly owned subsidiaries, and its variable interest entity (“VIE”), Martica Holdings LLC, (“Martica”), for which the Company is the primary beneficiary. The noncontrolling interest reflected in the Company’s unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2020 and 2021 represents the Company’s interest in Martica owned by third parties. See Note 3—Transactions to the unaudited condensed consolidated financial statements for more information on Martica.

(c)	Cash and Cash Equivalents

The Company considers all liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these instruments. From time to time, the Company may be in the position of a “book overdraft” in which outstanding checks exceed cash and cash equivalents. The Company classifies book overdrafts in accounts payable and revenue distributions payable within its condensed consolidated balance sheets, and classifies the change in accounts payable associated with book overdrafts as an operating activity within its unaudited condensed consolidated statements of cash flows. As of December 31, 2020, the book overdrafts included within accounts payable and revenue distributions payable were $11 million and $15 million, respectively. As of September 30, 2021, the book overdrafts included within accounts payable and revenue distributions payable were $37 million and $31 million, respectively.

(d)	Earnings (Loss) Per Common Share

Earnings (loss) per common share—basic for each period is computed by dividing net income (loss) attributable to Antero by the basic weighted average number of shares outstanding during the period. Earnings (loss) per common share—diluted for each period is computed after giving consideration to the potential dilution from outstanding equity awards and shares of common stock

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

issuable upon conversion of the 2026 Convertible Notes (as defined below in Note 7—Long-Term Debt). The Company includes restricted stock unit (“RSU”) awards, performance share unit (“PSU”) awards and stock options in the calculation of diluted weighted average shares outstanding based on the number of common shares that would be issuable if the end of the period was also the end of the performance period required for the vesting of the awards. The potential dilutive effect of the 2026 Convertible Notes is calculated using the (i) treasury stock method for the three and nine months ended September 30, 2020 as a result of the Company’s intent to settle the principal amount of such convertible notes in cash upon conversion during the nine months ended September 30, 2020, and (ii) if-converted method for the three and nine months ended September 30, 2021, as a result of the partial equitizations of the 2026 Convertible Notes during the nine months ended September 30, 2021. See Note 7—Long-Term Debt for further discussion on the equitization transactions. During periods in which the Company incurs a net loss, diluted weighted average shares outstanding are equal to basic weighted average shares outstanding because the effects of all equity awards and the 2026 Convertible Notes are anti-dilutive.

The following is a reconciliation of the Company’s basic weighted average shares outstanding to diluted weighted average shares outstanding during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Basic weighted average number of shares outstanding	268,511	313,790	273,689	306,201
Add: Dilutive effect of RSUs	—	—	—	—
Add: Dilutive effect of PSUs	—	—	—	—
Add: Dilutive effect of outstanding stock options	—	—	—	—
Add: Dilutive effect of 2026 Convertible Notes	—	—	—	—
Diluted weighted average number of shares outstanding	268,511	313,790	273,689	306,201

Weighted average number of outstanding securities excluded from calculation of diluted earnings per common share (1):
RSUs	10,129	6,158	7,397	6,562
PSUs	1,988	2,748	1,808	2,706
Outstanding stock options	432	357	432	388
2026 Convertible Notes (2)	—	18,778	—	18,778
(1)	The potential dilutive effects of these awards were excluded from the computation of diluted earnings (loss) per common share because the inclusion of these awards would have been anti-dilutive.
(2)	Under the treasury stock method, only the amount by which the conversion value exceeds the aggregate principal amount of the 2026 Convertible Notes is considered in the diluted earnings per share computation. As of September 30, 2020, the conversion value did not exceed the principal amount of the notes, and accordingly, there was no impact to diluted earnings per share for the three and nine months ended September 30, 2020. Under the if-converted method, the weighted average number of shares outstanding for the three and nine months ended September 30, 2020, would have been 28 million and 10 million, respectively, all of which would have been anti-dilutive.

(e)	Income Taxes

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

On April 9, 2021, West Virginia enacted new tax laws related to its apportionment and sourcing methodologies. The newly enacted laws are effective January 1, 2022 on a prospective basis and are expected to reduce the Company’s net income or loss that is apportioned to West Virginia.  As a result of this tax law change, the Company’s net deferred income tax liability was reduced by $34

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

million as of September 30, 2021, which includes a $48 million increase in deferred tax assets, partially offset by a $14 million increase in valuation allowance.

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

Upon adoption of this new standard, the Company expects to reclassify between $15 million and $30 million, net of deferred income taxes and equity issuance costs, to long-term debt and deferred income tax liability, as applicable, from stockholders’ equity, which amount is subject to adjustment for any conversions or other transactions until adoption of this new standard. Additionally, annual interest expense for the 2026 Convertible Notes will be based on an effective interest rate of 4.8% as compared to 15.1% for the three and nine months ended September 30, 2021. The Company does not believe that adoption of the standard will impact its operational strategies or development prospects.

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

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

The Company has accounted for the VPP as a conveyance under ASC 932, Extractive Activities—Oil and Gas (“ASC 932”), and the net proceeds were recorded as deferred revenue in the condensed consolidated balance sheet as of the transaction closing. Deferred revenue is recognized as volumes are delivered using the units-of-production method over the term of the VPP. Under the production and marketing agreement, Antero and its affiliates provide certain marketing services as JPM-VEC’s agent, and any income or expenses related to these services will be recorded as marketing revenue or marketing expenses as appropriate.

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

The Company has accounted for the drilling partnership as a conveyance under ASC 932 and such conveyances are recorded in the unaudited condensed consolidated financial statements as QL obtains its proportionate working interest in each well. No gain or loss was recognized for the interests conveyed during the three and nine months ended September 30, 2021.

(4) Revenue

(a)	Disaggregation of Revenue

The table set forth below presents revenue disaggregated by type and the reportable segment to which it relates (in thousands). See Note 16—Reportable Segments for more information on reportable segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021	Reportable Segment
Revenues from contracts with customers:
Natural gas sales	$436,304	884,669	1,214,801	2,231,558	Exploration and production
Natural gas liquids sales (ethane)	32,444	57,919	85,884	137,446	Exploration and production
Natural gas liquids sales (C3+ NGLs)	294,982	540,408	711,412	1,365,581	Exploration and production
Oil sales	34,265	56,734	78,233	153,326	Exploration and production
Marketing	91,497	232,685	201,855	562,928	Marketing
Total revenue from contracts with customers	889,492	1,772,415	2,292,185	4,450,839
Loss from derivatives, deferred revenue and other sources, net	(508,901)	(1,237,993)	(109,578)	(2,222,851)
Total revenue	$380,591	534,422	2,182,607	2,227,988

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

(c) Contract Balances

Under the Company’s sales contracts, the Company invoices customers after its performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company’s contracts do not give rise to contract assets or liabilities. As of December 31, 2020 and September 30, 2021, the Company’s receivables from contracts with customers were $425 million and $653 million, respectively.

(5) Equity Method Investment

(a)	Summary of Equity Method Investment

As of September 30, 2021, Antero owned approximately 29.1% of Antero Midstream Corporation’s common stock, which is reflected in Antero’s unaudited condensed consolidated financial statements using the equity method of accounting.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

The following table sets forth a reconciliation of Antero’s investment in unconsolidated affiliate for the nine months ended September 30, 2021 (in thousands):

Balance as of December 31, 2020 (1)	$255,082
Equity in earnings of unconsolidated affiliate	57,621
Dividends from unconsolidated affiliate	(105,325)
Elimination of intercompany profit	29,219
Balance as of September 30, 2021 (1)	$236,597
(1)	The Company’s investment in Antero Midstream Corporation as of December 31, 2020 and September 30, 2021 was $1.1 billion and $1.4 billion, respectively, based on the quoted market share price of Antero Midstream Corporation.
(b)	Summarized Financial Information of Antero Midstream Corporation

The tables set forth below present summarized financial information of Antero Midstream Corporation (in thousands).

Balance Sheet

	December 31,	September 30,
	2020	2021
Current assets	$93,931	87,490
Noncurrent assets	5,516,981	5,446,143
Total assets	$5,610,912	5,533,633

Current liabilities	$94,005	118,690
Noncurrent liabilities	3,098,621	3,102,350
Stockholders' equity	2,418,286	2,312,593
Total liabilities and stockholders' equity	$5,610,912	5,533,633

Statement of Operations

	Nine Months Ended September 30,
	2020	2021
Revenues	$696,859	681,712
Operating expenses	929,480	254,905
Income (loss) from operations	(232,621)	426,807
Net income (loss)	$(198,985)	252,991

(6) Accrued Liabilities

Accrued liabilities as of December 31, 2020 and September 30, 2021 consisted of the following items (in thousands):

	December 31,	September 30,
	2020	2021
Capital expenditures	$32,372	52,958
Gathering, compression, processing, and transportation expenses	152,724	158,443
Marketing expenses	68,193	115,317
Interest expense, net	25,645	34,693
Accrued production and ad valorem taxes	37,371	30,488
Derivative settlements payable	3,425	72,354
Other	23,794	36,879
Total accrued liabilities	$343,524	501,132

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(7) Long-Term Debt

Long-term debt as of December 31, 2020 and September 30, 2021 consisted of the following items (in thousands):

	December 31,	September 30,
	2020	2021
Credit Facility (a)	$1,017,000	97,500
5.125% senior notes due 2022 (b)	660,516	—
5.625% senior notes due 2023 (c)	574,182	—
5.00% senior notes due 2025 (d)	590,000	590,000
8.375% senior notes due 2026 (e)	—	325,000
7.625% senior notes due 2029 (f)	—	700,000
5.375% senior notes due 2030 (g)	—	600,000
4.25% convertible senior notes due 2026 (h)	287,500	81,570
Total principal	3,129,198	2,394,070
Unamortized premium (discount), net	(111,886)	(28,780)
Unamortized debt issuance costs	(15,719)	(24,257)
Long-term debt	$3,001,593	2,341,033

(a)	Senior Secured Revolving Credit Facility

Antero Resources has a senior secured revolving credit facility with a consortium of bank lenders. On October 26, 2021, Antero Resources entered into an amended and restated senior secured revolving credit facility. References in the notes to the condensed consolidated financial statements to the (i) “Prior Credit Facility” refers to the senior secured revolving credit facility in effect for periods before October 26, 2021, (ii) “New Credit Facility” refers to the senior secured revolving credit facility in effect on or after October 26, 2021 and (iii) “Credit Facility” refers to Prior Credit Facility and New Credit Facility, collectively. Borrowings under the Credit Facility are subject to borrowing base limitations based on the collateral value of Antero Resources’ assets and are subject to regular semi-annual redeterminations. As of September 30, 2021, the borrowing base under the Prior Credit Facility was $2.85 billion and lender commitments were $2.64 billion. As of October 26, 2021, the New Credit Facility had a borrowing base of $3.5 billion and lender commitments were $1.5 billion. The next redetermination of the borrowing base is scheduled to occur in April 2022. The maturity date of the Credit Facility is the earlier of (i) October 26, 2026 and (ii) the date that is 180 days prior to the earliest stated redemption date of any series of the Company’s senior notes.

The Credit Facility contains requirements with respect to leverage and current ratios, and certain covenants, including restrictions on our ability to incur debt and limitations on our ability to pay dividends unless certain customary conditions are met, in each case, subject to customary carve-outs and exceptions. Antero Resources was in compliance with all of the financial covenants under the Prior Credit Facility as of December 31, 2020 and September 30, 2021.

The Prior Credit Facility provides for borrowing under either an Alternate Base Rate or as a Eurodollar Loan (as each term is defined in the Prior Credit Facility), and the New Credit Facility provides for borrowing under either an Adjusted Term Secured Overnight Financing Rate (“SOFR”), an Adjusted Daily Simple SOFR or an Alternate Base Rate (each as defined in the New Credit Facility). The Credit Facility provides for interest only payments until maturity at which time all outstanding borrowings are due. Interest is payable at a variable rate based on (i) LIBOR or the prime rate, determined by Antero Resources’ election at the time of borrowing, plus an applicable margin rate under the Prior Credit Facility and (ii) SOFR or prime rate, determined by Antero Resources’ election at the time of borrowing, plus an applicable margin rate under the New Credit Facility. Interest at the time of borrowing is determined with reference to the Antero Resources’ then-current leverage ratio subject to certain exceptions. Commitment fees on the unused portion of the Credit Facility are due quarterly at rates ranging from (i) 0.300% to 0.375% with respect to the Prior Credit Facility, determined with reference to borrowing base utilization and (ii) 0.375% to 0.500% with respect to the New Credit Facility, determined with reference to borrowing base utilization, both rates subject to certain exceptions based on the leverage ratio then in effect. The New Credit Facility includes fall away covenants, lower interest rates and reduced collateral requirements that Antero Resources may elect if Antero Resources is assigned an Investment Grade Rating (as defined in the New Credit Facility).

As of September 30, 2021, Antero Resources had an outstanding balance under the Credit Facility of $98 million, with a weighted average interest rate of 3.40%, and had outstanding letters of credit of $742 million. As of December 31, 2020, Antero

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Resources had an outstanding balance under the Credit Facility of $1.0 billion, with a weighted average interest rate of 3.26%, and outstanding letters of credit of $730 million.

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

On December 21, 2016, Antero Resources issued $600 million of 5.00% senior notes due March 1, 2025 (the “2025 Notes”) at par. The Company repurchased $10 million of the 2025 Notes from time to time during 2020, and as of September 30, 2021, $590 million principal amount of the 2025 Notes remained outstanding. The 2025 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2025 Notes rank pari passu to Antero Resources’ other outstanding senior notes. The 2025 Notes are guaranteed on a full and unconditional and joint and several senior unsecured basis by Antero Resources’ existing subsidiaries that guarantee the Credit Facility and certain of its future restricted subsidiaries. Interest on the 2025 Notes is payable on March 1 and September 1 of each year. Antero Resources may redeem all or part of the 2025 Notes at any time at redemption prices ranging from 102.5% currently to 100.00% on or after March 1, 2023. If Antero Resources undergoes a change of control followed by a rating decline, the holders of the 2025 Notes will have the right to require Antero Resources to repurchase all or a portion of the notes at a price equal to 101% of the principal amount of the 2025 Notes, plus accrued and unpaid interest.

(e)	8.375% Senior Notes Due 2026

On January 4, 2021, Antero Resources issued $500 million of 8.375% senior notes due July 15, 2026 (the “2026 Notes”) at par. The Company redeemed $175 million of the 2026 Notes on July 1, 2021, and as of September 30, 2021, $325 million principal amount of the 2026 Notes remained outstanding. See “—Debt Repurchase Program” below for further details on the 2026 Notes redemption. The 2026 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2026 Notes rank pari passu to Antero Resources’ other outstanding senior notes. The 2026 Notes are guaranteed on a full and unconditional and joint and several senior unsecured basis by Antero Resources’ existing subsidiaries that guarantee the Credit Facility and certain of its future restricted subsidiaries. Interest on the 2026 Notes is payable on January 15 and July 15 of each year. Antero Resources may redeem all or part of the 2026 Notes at any time on or after January 15, 2024 at redemption prices ranging from 104.188% on or after January 15, 2024 to 100.00% on or after January 15, 2026. At any time prior to January 15, 2024, Antero Resources may also redeem the 2026 Notes, in whole or in part, at a price equal to 100% of the principal amount of the 2026 Notes plus a “make-whole” premium and accrued and unpaid interest. If Antero Resources undergoes a change of control followed by a rating decline, the holders of the 2026 Notes will have the right to require Antero Resources to repurchase all or a portion of the notes at a price equal to 101% of the principal amount of the 2026 Notes, plus accrued and unpaid interest.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(f)	7.625% Senior Notes Due 2029

On January 26, 2021, Antero Resources issued $700 million of 7.625% senior notes due February 1, 2029 (the “2029 Notes”) at par. The 2029 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2029 Notes rank pari passu to Antero Resources’ other outstanding senior notes. The 2029 Notes are guaranteed on a full and unconditional and joint and several senior unsecured basis by Antero Resources’ existing subsidiaries that guarantee the Credit Facility and certain of its future restricted subsidiaries. Interest on the 2029 Notes is payable on February 1 and August 1 of each year. Antero Resources may redeem all or part of the 2029 Notes at any time on or after February 1, 2024 at redemption prices ranging from 103.813% on or after February 1, 2024 to 100.00% on or after February 1, 2027. In addition, on or before February 1, 2024, Antero Resources may redeem up to 35% of the aggregate principal amount of the 2029 Notes, but in an amount not greater than the net cash proceeds of certain equity offerings, if certain conditions are met, at a redemption price of 107.625% of the principal amount of the 2029 Notes, plus accrued and unpaid interest, which option the Company partially exercised on October 18, 2021 with its notice to redeem $116 million aggregate principal amount of outstanding 2029 Notes. See “—Subsequent Event” below for further details on the 2029 Notes redemption. At any time prior to February 1, 2024, Antero Resources may also redeem the 2029 Notes, in whole or in part, at a price equal to 100% of the principal amount of the 2029 Notes plus a “make-whole” premium and accrued and unpaid interest. If Antero Resources undergoes a change of control followed by a rating decline, the holders of the 2029 Notes will have the right to require Antero Resources to repurchase all or a portion of the notes at a price equal to 101% of the principal amount of the 2029 Notes, plus accrued and unpaid interest.

(g)	5.375% Senior Notes Due 2030

On June 1, 2021, Antero Resources issued $600 million of 5.375% senior notes due March 1, 2030 (the “2030 Notes”) at par. The 2030 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2030 Notes rank pari passu to Antero Resources’ other outstanding senior notes. The 2030 Notes are guaranteed on a full and unconditional and joint and several senior unsecured basis by Antero Resources’ existing subsidiaries that guarantee the Credit Facility and certain of its future restricted subsidiaries. Interest on the 2030 Notes is payable on March 1 and September 1 of each year. Antero Resources may redeem all or part of the 2030 Notes at any time on or after March 1, 2025 at redemption prices ranging from 102.688% on or after March 1, 2025 to 100.00% on or after March 1, 2028. In addition, on or before March 1, 2025, Antero Resources may redeem up to 35% of the aggregate principal amount of the 2030 Notes, but in an amount not greater than the net cash proceeds of certain equity offerings, if certain conditions are met, at a redemption price of 105.375% of the principal amount of the 2030 Notes, plus accrued and unpaid interest. At any time prior to March 1, 2025, Antero Resources may also redeem the 2030 Notes, in whole or in part, at a price equal to 100% of the principal amount of the 2030 Notes plus a “make-whole” premium and accrued and unpaid interest. If Antero Resources undergoes a change of control followed by a rating decline, the holders of the 2030 Notes will have the right to require Antero Resources to repurchase all or a portion of the notes at a price equal to 101% of the principal amount of the 2030 Notes, plus accrued and unpaid interest.

(h)	4.25% Convertible Senior Notes Due 2026

On August 21, 2020, Antero Resources issued $250 million in aggregate principal amount of 4.25% convertible senior notes due 2026 (the “ 2026 Convertible Notes”). On September 2, 2020, Antero Resources issued an additional $37.5 million of the 2026 Convertible Notes. During the nine months ended September 30, 2021, the Company completed the equitization transactions described below under “—Partial Equitizations of 2026 Convertible Notes,” that extinguished $206 million principal amount of the 2026 Convertible Notes, and as of September 30, 2021, $82 million principal amount of the 2026 Convertible Notes remained outstanding. The 2026 Convertible Notes were issued pursuant to an indenture and are senior, unsecured obligations of Antero Resources. The 2026 Convertible Notes bear interest at a fixed rate of 4.25% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on March 1, 2021. Proceeds from the issuance of the 2026 Convertible Notes totaled $278.5 million, net of initial purchasers’ fees and issuance cost of $9 million. Each capitalized term used in this subsection but not otherwise defined in this Quarterly Report on Form 10-Q has the meaning as set forth in the indenture governing the 2026 Convertible Notes.

The initial conversion rate is 230.2026 shares of Antero Resources’ common stock per $1,000 principal amount of 2026 Convertible Notes, subject to adjustment upon the occurrence of specified events. As of September 30, 2021, the if-converted value of the 2026 Convertible Notes was $353 million, which exceeded the principal amount of the 2026 Convertible Notes by $272 million. The 2026 Convertible Notes will mature on September 1, 2026, unless earlier repurchased, redeemed or converted. Before May 1, 2026, note holders will have the right to convert their 2026 Convertible Notes only upon the occurrence of the following events:

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

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

Upon conversion, Antero Resources may satisfy its conversion obligation by paying and/or delivering, as the case may be, cash, shares of Antero Resources’ common stock or a combination of cash and shares of Antero Resources’ common stock, at Antero Resources’ election, in the manner and subject to the terms and conditions provided in the indenture governing the 2026 Convertible Notes. The 2026 Convertible Notes have met the Stock Price Condition allowing holders of the 2026 Convertible Notes to exercise their conversion right as of September 30, 2021.

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

Upon issuance, the Company separately accounted for the liability and equity components of the 2026 Convertible Notes.  The liability component was recorded at the estimated fair value of a similar debt instrument without the conversion feature.  The difference between the principal amount of the 2026 Convertible Notes and the estimated fair value of the liability component was recorded as a debt discount and will be amortized to interest expense, together with debt issuance costs, over the term of the 2026 Convertible Notes using the effective interest method, with an effective interest rate of 15.1% per annum.  As of the issuance date, the fair value of the 2026 Convertible Notes was estimated at $172 million, resulting in a debt discount at inception of $116 million.  The equity component, representing the value of the conversion option, was computed by deducting the fair value of the liability component from the initial proceeds of the 2026 Convertible Notes issuance.  This equity component was recorded, net of deferred taxes and issuance costs, in additional paid-in capital within the condensed consolidated balance sheet and statement of stockholders’ equity and will not be remeasured as long as it continues to meet the conditions for equity classification.

Transaction costs related to the 2026 Convertible Notes issuance were allocated to the liability and equity components based on their relative fair values.  Issuance costs attributable to the liability component were recorded within debt issuance costs on the condensed consolidated balance sheet and are amortized over the term of the 2026 Convertible Notes using the effective interest method.  Issuance costs attributable to the equity component were recorded as a charge to additional paid-in capital within the condensed consolidated balance sheet and statement of stockholders’ equity.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Partial Equitizations of 2026 Convertible Notes

On January 12, 2021, the Company completed a registered direct offering (the “January Share Offering”) of an aggregate of 31.4 million shares of its common stock at a price of $6.35 per share to certain holders of the 2026 Convertible Notes. The Company used the proceeds from the January Share Offering and approximately $63 million of borrowings under the Credit Facility to repurchase from such holders $150 million aggregate principal amount of the 2026 Convertible Notes in privately negotiated transactions (the “January Convertible Note Repurchase,” and, collectively with the January Share Offering, the “January Equitization Transactions”).  The 2026 Convertible Notes have an initial conversion rate of 230.2026 shares of the Company’s common stock per $1,000 principal amount, and the January Equitization Transactions had the effect of increasing this conversion rate to 275.3525 shares of common stock per $1,000 principal amount. The Company accounted for this transaction as an inducement of the 2026 Convertible Notes, and as a result, the Company recorded a $39 million loss on convertible note equitization in the unaudited condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2021 for the consideration paid in excess of the original terms of the 2026 Convertible Notes. Additionally, the January Equitization Transactions resulted in a loss on early extinguishment of debt of $41 million in the unaudited condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2021.

On May 13, 2021, the Company completed a registered direct offering (the “May Share Offering”) of an aggregate of 11.6 million shares of its common stock at a price of $11.01 per share to certain holders of the 2026 Convertible Notes. The Company used the proceeds from the May Share Offering and approximately $26 million of borrowings under the Credit Facility to repurchase from such holders $56 million aggregate principal amount of the 2026 Convertible Notes in privately negotiated transactions (the “May Convertible Note Repurchase,” and, collectively with the May Share Offering, the “May Equitization Transactions”).  The 2026 Convertible Notes have an initial conversion rate of 230.2026 shares of the Company’s common stock per $1,000 principal amount, and the May Equitization Transactions had the effect of increasing this conversion rate to 245.2802 shares of common stock per $1,000 principal amount. The Company accounted for this transaction as an inducement of the 2026 Convertible Notes, and as a result, the Company recorded a $12 million loss on convertible note equitization in the unaudited condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2021 for the consideration paid in excess of the original terms of the 2026 Convertible Notes. Additionally, the May Equitization Transactions resulted in a loss on early extinguishment of debt of $21 million in the unaudited condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2021.

The 2026 Convertible Notes consist of the following (in thousands):

	December 31,	September 30,
	2020	2021
Liability component:
Principal	$287,500	81,570
Less: unamortized note discount	(112,265)	(28,780)
Less: unamortized debt issuance costs	(5,852)	(1,665)
Net carrying value	$169,383	51,125
Equity component (1)	$115,601	32,799
(1)	As of December 31, 2020, the equity component attributable to the outstanding 2026 Convertible Notes was recorded in additional paid-in capital, net of $3 million of issuance costs and $28 million of deferred taxes. As of September 30, 2021, the equity component attributable to the outstanding 2026 Convertible Notes was recorded in additional paid-in capital net of $1 million of issuance costs and $8 million of deferred taxes.

Interest expense recognized on the 2026 Convertible Notes related to the stated interest rate, amortization of the debt discount and debt issuance costs totaled $2.3 million and $1.5 million for the three months ended September 30, 2020 and 2021, respectively, and $2.3 million and $8.7 million for the nine months ended September 30, 2020 and 2021, respectively.

(i)	Debt Repurchase Program

During the three and nine months ended September 30, 2020, Antero Resources repurchased $461 million and $1.1 billion, respectively, principal amount of debt at a weighted average discount of 13% and 17%, respectively. The Company recognized a gain of $56 million and $175 million for the three and nine months ended September 30, 2020 on the early extinguishment of the debt repurchased.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

During the first quarter of 2021, the Company redeemed the remaining $661 million of the 2022 Notes at par, plus accrued and unpaid interest, and as a result, the 2022 Notes were fully retired as of February 10, 2021. The Company redeemed the remaining $574 million of the 2023 Notes at par, plus accrued and unpaid interest, during the second quarter of 2021. The 2023 Notes were fully retired as of June 1, 2021. During the third quarter of 2021, the Company redeemed $175 million of the principal amount of its 2026 Notes at a redemption price of 108.375% of the principal amount thereof, plus accrued and unpaid interest, and recognized a loss on early debt extinguishment of $17 million during the three months ended September 30, 2021.

(j)	Subsequent Event

On October 18, 2021, Antero Resources issued a notice of partial redemption with respect to the 2029 Notes. On November 2, 2021, the Company will redeemd $116 million of the aggregate principal amount of its 2029 Notes at a redemption price of 107.625% of the principal amount thereof, plus accrued and unpaid interest. Immediately following the redemption, there will be $584 million aggregate principal amount of 2029 Notes outstanding. The $9 million premium to the principal amount redeemed along with the write-off of a proportional amount of unamortized debt issuance costs will be included in the Company’s loss on early debt extinguishment during the fourth quarter of 2021.

(8) Asset Retirement Obligations

The following table sets forth a reconciliation of the Company’s asset retirement obligations for the nine months ended September 30, 2021 (in thousands):

Asset retirement obligations—December 31, 2020	$54,452
Obligations incurred	2,359
Accretion expense	2,947
Settlement of obligations	(50)
Revisions to prior estimates	(549)
Asset retirement obligations—September 30, 2021	$59,159

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

A total of 7,888,490 shares were available for future grant under the 2020 Plan as of September 30, 2021.

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

assumed by Antero Midstream Corporation and converted into 1.8926 RSUs (all such RSUs, the “Converted AM RSU Awards”) under the Antero Midstream Corporation Long Term Incentive Plan (the “AMC Plan”). Each RSU award under the AMC Plan represents a right to receive one share of Antero Midstream Corporation common stock.

The Company’s equity-based compensation expense, by type of award, was as follows for the three and nine months ended September 30, 2020 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
RSU awards	$3,063	3,327	$9,021	9,957
PSU awards	1,827	1,452	5,380	3,211
Converted AM RSU Awards (1)	459	186	1,881	988
Equity awards issued to directors	350	333	719	1,033
Total expense	$5,699	5,298	$17,001	15,189
(1)	Antero Resources recognized compensation expense for equity awards granted under both the 2013 Plan and the AMP Plan because the awards under the AMP Plan are accounted for as if they are distributed by Antero Midstream Partners to Antero Resources. Antero Resources allocates a portion of equity-based compensation expense related to grants prior to the deconsolidation of Antero Midstream Partners on March 12, 2019 to Antero Midstream Partners based on its proportionate share of Antero Resources’ labor costs.
(a)	Restricted Stock Unit Awards

A summary of RSU award activity for the nine months ended September 30, 2021 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Total awarded and unvested—December 31, 2020	8,432,397	$4.06
Granted	1,431,993	9.52
Vested	(3,546,654)	4.36
Forfeited	(293,338)	5.18
Total awarded and unvested—September 30, 2021	6,024,398	$5.12

As of September 30, 2021, there was approximately $24 million of unamortized equity-based compensation expense related to unvested RSUs. That expense is expected to be recognized over a weighted average period of approximately 2.6 years.

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

PSU Awards Based on Leverage Ratio

In April 2021, the Company granted PSUs to certain of its executive officers that vest based on the Company’s total debt less cash and cash equivalents divided by the Company’s Adjusted EBITDAX (as defined and described in Item 2 below under “Non-GAAP Financial Measures”) determined as of the last day of each of three one-year performance periods ending on December 31,

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

2021, December 31, 2022, and December 31, 2023, in each case, subject to the executive officer’s continued employment through December 31, 2023 (“Leverage Ratio PSUs”). The number of shares of common stock that may ultimately be earned with respect to the Leverage Ratio PSUs ranges from zero to 200% of the target number of Leverage Ratio PSUs originally granted. Expense related to the Leverage Ratio PSUs is recognized based on the number of shares of common stock that are expected to be issued at the end of each measurement period, and such expense is reversed if the likelihood of achieving the performance condition becomes improbable. As of September 30, 2021, the likelihood of achieving the performance conditions related to the Leverage Ratio PSUs was probable.

A summary of PSU award activity for the nine months ended September 30, 2021 is as follows:

		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Total awarded and unvested—December 31, 2020	2,547,798	$12.66
Granted	479,120	9.71
Forfeited	(67,000)	2.97
Cancelled (unearned)	(1,112,639)	19.19
Total awarded and unvested—September 30, 2021	1,847,279	$8.31

The following table presents information regarding the weighted average fair values for market-based PSUs granted during the nine months ended September 30, 2021, and the assumptions used to determine the fair values:

Dividend yield	—%
Volatility	85%
Risk-free interest rate	0.32%
Weighted average fair value of awards granted—Absolute TSR	$11.99

As of September 30, 2021, there was approximately $8 million of unamortized equity-based compensation expense related to unvested PSUs. That expense is expected to be recognized over a weighted average period of approximately 2.0 years.

(c)	Stock Options

A summary of stock option activity for the nine months ended September 30, 2021 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Intrinsic
	Stock	Exercise	Contractual	Value
	Options	Price	Life	(in thousands)
Outstanding—December 31, 2020	432,461	$50.64	4.1	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(76,167)	50.00
Outstanding—September 30, 2021	356,294	$50.78	3.2	$—
Vested—September 30, 2021	356,294	$50.78	3.2	$—
Exercisable—September 30, 2021	356,294	$50.78	3.2	$—

Intrinsic values are based on the exercise price of the options and the closing price of Antero Resources’ common stock on the referenced dates.

As of September 30, 2021, all stock options were fully vested resulting in no unamortized equity-based compensation expense.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(d)	Converted AM RSU Awards

A summary of the Converted AM RSU Awards for the nine months ended September 30, 2021 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value
Total awarded and unvested—December 31, 2020	296,390	$15.06
Granted	—	—
Vested	(209,964)	15.73
Forfeited	(3,444)	13.25
Total awarded and unvested—September 30, 2021	82,982	$13.46

As of September 30, 2021, there was less than $1.0 million of unamortized equity-based compensation expense related to unvested Converted AM RSU Awards. Such expense is expected to be recognized over a weighted average period of 0.6 years, and the Company’s proportionate share will be allocated to it as it is recognized.

(e)	Cash Awards

In January 2020, the Company granted cash awards of approximately $3.3 million to certain executives under the 2013 Plan, and compensation expense for these awards is recognized ratably over the vesting period for each of three tranches through January 20, 2023. In July 2020, the Company granted additional cash awards in the aggregate of $2.6 million to certain non-executive employees under the 2020 Plan that vest ratably over four years. As of December 31, 2020 and September 30, 2021, the Company has recorded approximately $3.2 million and $2.0 million, respectively, in Other liabilities in the condensed consolidated balance sheets related to unvested cash awards.

(10) Fair Value

The carrying values of accounts receivable and accounts payable as of December 31, 2020 and September 30, 2021 approximated market values because of their short-term nature. The carrying values of the amounts outstanding under the Prior Credit Facility as of December 31, 2020 and September 30, 2021 approximated fair value because the variable interest rates are reflective of current market conditions.

The fair value and carrying value of the senior notes and 2026 Convertible Notes as of December 31, 2020 and September 30, 2021 as follows (in thousands):

	December 31, 2020		September 30, 2021
	Fair	Carrying	Fair	Carrying
	Value (1)	Value (2)	Value (1)	Value (2)
2022 Notes	$658,468	658,400	—	—
2023 Notes	562,698	571,370	—	—
2025 Notes	560,500	585,440	601,800	586,191
2026 Notes	—	—	368,128	321,570
2029 Notes	—	—	782,600	691,575
2030 Notes	—	—	631,860	593,072
2026 Convertible Notes	430,963	169,383	356,689	51,125
Total	$2,212,629	1,984,593	2,741,077	2,243,533
(1)	Fair values are based on Level 2 market data inputs.
(2)	Carrying values are presented net of unamortized debt issuance costs and debt discounts or premiums.

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

The Company was party to various fixed price commodity swap contracts that settled during the three and nine months ended September 30, 2020 and 2021. The Company enters into these swap contracts when management believes that favorable future sales prices for the Company’s production can be secured. Under these swap agreements, when actual commodity prices upon settlement exceed the fixed price provided by the swap contracts, the Company pays the difference to the counterparty. When actual commodity prices upon settlement are less than the contractually provided fixed price, the Company receives the difference from the counterparty. In addition, the Company has entered into basis swap contracts in order to hedge the difference between the New York Mercantile Exchange (“NYMEX”) index price and a local index price.

The Company’s derivative contracts have not been designated as hedges for accounting purposes; therefore, all gains and losses are recognized in the Company’s statements of operations.

As of September 30, 2021, the Company’s fixed price natural gas, oil and NGL swap positions excluding Martica, the Company’s consolidated VIE, were as follows:

				Weighted
				Average
Commodity / Settlement Period	Index	Contracted Volume		Price
Natural Gas
October-December 2021	Henry Hub	2,160,000	MMBtu/day	$2.78	/MMBtu
January-December 2022	Henry Hub	1,155,486	MMBtu/day	2.50	/MMBtu
January-December 2023	Henry Hub	43,000	MMBtu/day	2.37	/MMBtu

Butane
October-December 2021	Mont Belvieu Butane-OPIS Non-TET	2,600	Bbl/day	$33.77	/Bbl
October-December 2021	Mont Belvieu Butane-OPIS TET	1,500	Bbl/day	$32.24	/Bbl

Natural Gasoline
October-December 2021	Mont Belvieu Natural Gasoline-OPIS Non-TET	8,300	Bbl/day	$49.70	/Bbl

Isobutane
October-December 2021	Mont Belvieu Isobutane-OPIS Non-TET	2,800	Bbl/day	$35.75	/Bbl

Oil
October-December 2021	West Texas Intermediate	3,000	Bbl/day	$55.16	/Bbl

In addition, the Company has a call option agreement, which entitles the holder the right, but not the obligation, to enter into a fixed price swap agreement on December 21, 2023 to purchase 427,500 MMBtu per day at a price of $2.77 per MMBtu for the year ending December 31, 2024.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2021, the Company’s natural gas basis swap positions, which settle on the pricing index to basis differential of the Columbia Gas Transmission pipeline (“TCO”) to the NYMEX Henry Hub natural gas price were as follows:

				Weighted Average
Commodity / Settlement Period	Index to Basis Differential	Contracted Volume		Hedged Differential
Natural Gas
October-December 2021	NYMEX to TCO	40,000	MMBtu/day	$0.414	/MMBtu
January-December 2022	NYMEX to TCO	60,000	MMBtu/day	0.515	/MMBtu
January-December 2023	NYMEX to TCO	50,000	MMBtu/day	0.525	/MMBtu
January-December 2024	NYMEX to TCO	50,000	MMBtu/day	0.530	/MMBtu

The Company also entered into NGL derivative contracts, which establish a contractual price for the settlement month as a fixed percentage of the West Texas Intermediate Crude Oil index (“WTI”) price for the settlement month. When the percentage of the contractual price is above the contracted percentage, the Company pays the difference to the counterparty. When it is below the contracted percentage, the Company receives the difference from the counterparty. As of September 30, 2021, the Company had natural gas and NGL contracts that fix the Mont Belvieu index price for natural gasoline to percentages of WTI as follows:

				Weighted Average
Commodity / Settlement Period	Index to Basis Differential	Contracted Volume		Payout Ratio
Gas Liquids
October-December 2021	Mont Belvieu Natural Gasoline to WTI	9,325	Bbl/day	77%

As of September 30, 2021, the Company’s fixed price natural gas, oil and NGL swap positions for Martica, the Company’s consolidated VIE, were as follows:

				Weighted
				Average
Commodity / Settlement Period	Index	Contracted Volume		Price
Natural Gas
October-December 2021	Henry Hub	46,384	MMBtu/day	$2.77	/MMBtu
January-December 2022	Henry Hub	38,356	MMBtu/day	2.39	/MMBtu
January-December 2023	Henry Hub	35,616	MMBtu/day	2.35	/MMBtu
January-December 2024	Henry Hub	23,885	MMBtu/day	2.33	/MMBtu
January-March 2025	Henry Hub	18,021	MMBtu/day	2.53	/MMBtu

Ethane
October-December 2021	Mont Belvieu Purity Ethane-OPIS	990	Bbl/day	$7.01	/Bbl
January-March 2022	Mont Belvieu Purity Ethane-OPIS	521	Bbl/day	6.68	/Bbl

Propane
October-December 2021	Mont Belvieu Propane-OPIS Non-TET	1,069	Bbl/day	$19.88	/Bbl
January-December 2022	Mont Belvieu Propane-OPIS Non-TET	934	Bbl/day	19.20	/Bbl

Natural Gasoline
October-December 2021	Mont Belvieu Natural Gasoline-OPIS Non-TET	339	Bbl/day	$35.24	/Bbl
January-December 2022	Mont Belvieu Natural Gasoline-OPIS Non-TET	282	Bbl/day	34.37	/Bbl
January-December 2023	Mont Belvieu Natural Gasoline-OPIS Non-TET	247	Bbl/day	40.74	/Bbl

Oil
October-December 2021	West Texas Intermediate	111	Bbl/day	$43.48	/Bbl
January-December 2022	West Texas Intermediate	112	Bbl/day	44.25	/Bbl
January-December 2023	West Texas Intermediate	99	Bbl/day	45.03	/Bbl
January-December 2024	West Texas Intermediate	43	Bbl/day	44.02	/Bbl
January-March 2025	West Texas Intermediate	39	Bbl/day	45.06	/Bbl

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(b)	Embedded Derivatives

The VPP includes an embedded put option tied to NYMEX pricing for the production volumes associated with the Company’s retained interest in the VPP properties of 94,544,000 MMBtu remaining through December 31, 2026 at a weighted average strike price of $2.57 per MMBtu. The embedded put option is not clearly and closely related to the host contract, and therefore, the Company bifurcated this derivative instrument and reflected it at fair value in the unaudited condensed consolidated financial statements.

(c)	Summary

The table below presents a summary of the fair values of the Company’s derivative instruments and where such values are recorded in the condensed consolidated balance sheets as of December 31, 2020 and September 30, 2021 (in thousands). None of the Company’s derivative instruments are designated as hedges for accounting purposes.

	Balance Sheet	December 31,	September 30,
	Location	2020	2021
Asset derivatives not designated as hedges for accounting purposes:
Commodity derivatives—current	Derivative instruments	$97,144	—
Embedded derivatives—current	Derivative instruments	7,986	627
Commodity derivatives—noncurrent	Derivative instruments	14,689	—
Embedded derivatives—noncurrent	Derivative instruments	32,604	14,834

Total asset derivatives		152,423	15,461

Liability derivatives not designated as hedges for accounting purposes:
Commodity derivatives—current (1)	Derivative instruments	31,242	1,436,292
Commodity derivatives—noncurrent (1)	Derivative instruments	99,172	331,570

Total liability derivatives		130,414	1,767,862

Net derivatives assets (liabilities)		$22,009	(1,752,401)
(1)	As of September 30, 2021, approximately $87 million of commodity derivative liabilities, including $53 million of current commodity derivatives and $34 million of noncurrent commodity derivatives, are attributable to the Company’s consolidated VIE, Martica. As of December 31, 2020, approximately $14 million of commodity derivative liabilities, including $7 million of current commodity derivatives and $7 million of noncurrent commodity derivatives, are attributable to the Company’s consolidated VIE, Martica.

The following table presents the gross values of recognized derivative assets and liabilities, the amounts offset under master netting arrangements with counterparties, and the resulting net amounts presented in the condensed consolidated balance sheets as of the dates presented, all at fair value (in thousands):

	December 31, 2020			September 30, 2021
			Net Amounts of			Net Amounts of
	Gross	Gross Amounts	Assets	Gross	Gross Amounts	Assets
	Amounts on	Offset on	(Liabilities) on	Amounts on	Offset on	(Liabilities) on
	Balance Sheet	Balance Sheet	Balance Sheet	Balance Sheet	Balance Sheet	Balance Sheet
Commodity derivative assets	$181,375	(69,542)	111,833	$18,246	(18,246)	—
Embedded derivative assets	$40,590	—	40,590	$15,461	—	15,461
Commodity derivative liabilities	$(199,956)	69,542	(130,414)	$(1,786,108)	18,246	(1,767,862)

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

The following is a summary of derivative fair value gains and losses and where such values are recorded in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and 2021 (in thousands):

	Statement of
	Operations	Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2020	2021	2020	2021
Commodity derivative fair value losses (1)	Revenue	$(558,979)	(1,238,384)	$(161,161)	(2,228,076)
Embedded derivative fair value gains (losses) (1)	Revenue	$44,228	(12,082)	$44,228	(31,986)
(1)	The fair value of derivative instruments was determined using Level 2 inputs.

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(a)	Supplemental Balance Sheet Information Related to Leases

The Company’s lease assets and liabilities as of December 31, 2020 and September 30, 2021 consisted of the following items (in thousands):

		December 31,	September 30,
Leases	Balance Sheet Classification	2020	2021
Operating Leases
Operating lease right-of-use assets:
Processing plants	Operating lease right-of-use assets	$1,302,290	1,786,321
Drilling rigs and completion services	Operating lease right-of-use assets	29,894	10,812
Gas gathering lines and compressor stations (1)	Operating lease right-of-use assets	1,241,090	1,136,859
Office space	Operating lease right-of-use assets	36,879	34,032
Vehicles	Operating lease right-of-use assets	2,704	1,023
Other office and field equipment	Operating lease right-of-use assets	746	595
Total operating lease right-of-use assets		$2,613,603	2,969,642

Short-term operating lease obligation	Short-term lease liabilities	$265,178	352,939
Long-term operating lease obligation	Long-term lease liabilities	2,348,425	2,616,703
Total operating lease obligation		$2,613,603	2,969,642

Finance Leases
Finance lease right-of-use assets:
Vehicles	Other property and equipment	$1,206	717
Total finance lease right-of-use assets (2)		$1,206	717

Short-term finance lease obligation	Short-term lease liabilities	$845	531
Long-term finance lease obligation	Long-term lease liabilities	361	186
Total finance lease obligation		$1,206	717
(1)	Gas gathering lines and compressor stations leases includes $1.1 billion and $1.0 billion related to Antero Midstream Corporation as of December 31, 2020 and September 30, 2021. See “—Related party lease disclosure” for additional discussion.
(2)	Financing lease assets are recorded net of accumulated amortization of $3 million and $2 million as of December 31, 2020 and September 30, 2021, respectively. The processing plants, gathering lines and compressor stations that are classified as lease liabilities are classified as such under ASC 842, Leases, because Antero is the sole customer of the assets and because Antero makes the decisions that most impact the economic performance of the assets.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(b)	Supplemental Information Related to Leases

Costs associated with operating leases and finance leases were included in the unaudited condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2020 and 2021 (in thousands):

			Three Months Ended		Nine Months Ended
			September 30,		September 30,
Cost	Classification	Location	2020	2021	2020	2021
Operating lease cost	Statement of operations	Gathering, compression, processing, and transportation	$350,853	386,033	$1,112,502	1,147,985
Operating lease cost	Statement of operations	General and administrative	2,789	2,833	8,639	8,057
Operating lease cost	Statement of operations	Contract termination and rig stacking	5,841	3,369	6,387	4,213
Operating lease cost	Statement of operations	Lease operating	—	43	—	109
Operating lease cost	Balance sheet	Proved properties (1)	31,822	25,558	91,081	82,749
Total operating lease cost			$391,305	417,836	$1,218,609	1,243,113

Finance lease cost:
Amortization of right-of-use assets	Statement of operations	Depletion, depreciation, and amortization	$168	132	$727	391
Total finance lease cost			$168	132	$727	391

Short-term lease payments			$15,871	21,030	$108,029	62,328
(1)	Capitalized costs related to drilling and completion activities.

(c)	Supplemental Cash Flow Information Related to Leases

The following is the Company’s supplemental cash flow information related to leases for the nine months ended September 30, 2020 and 2021 (in thousands):

	Nine Months Ended September 30,
	2020	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,147,489	1,042,684
Investing cash flows from operating leases	88,229	66,042
Financing cash flows from finance leases	1,004	692

Noncash activities:
Right-of-use assets obtained in exchange for new operating lease obligations	$178,348	232,771
Increase (decrease) to existing right-of-use assets and lease obligations from operating lease modifications, net (1)	$(174,880)	345,066
(1)	During the nine months ended September 30, 2020, the weighted average discount rate for remeasured operating leases increased from 10.0% as of December 31, 2019 to 14.4% as of September 30, 2020. During the nine months ended September 30, 2021, the weighted average discount rate for remeasured operating leases decreased from 14.4% as of December 31, 2020 to 5.5% as of September 30, 2021.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(d)	Maturities of Lease Liabilities

The table below is a schedule of future minimum payments for operating and financing lease liabilities as of September 30, 2021 (in thousands):

	Operating Leases	Financing Leases	Total
Remainder of 2021	$158,056	174	158,230
2022	601,512	424	601,936
2023	595,852	76	595,928
2024	587,016	67	587,083
2025	514,963	22	514,985
2026	464,262	—	464,262
Thereafter	1,260,244	—	1,260,244
Total lease payments	4,181,905	763	4,182,668
Less: imputed interest	(1,212,263)	(46)	(1,212,309)
Total	$2,969,642	717	2,970,359

(e)	Lease Term and Discount Rate

The following table sets forth the Company’s weighted average remaining lease term and discount rate as of December 31, 2020 and September 30, 2021:

	December 31, 2020		September 30, 2021
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term	8.0 years	1.5 years	7.8 years	1.9 years
Weighted average discount rate	13.7%	6.2%	9.1%	5.7%

(f)	Related Party Lease Disclosure

The Company has a gathering and compression agreement with Antero Midstream Corporation, whereby Antero Midstream Corporation receives a low-pressure gathering fee per Mcf, a high-pressure gathering fee per Mcf and a compression fee per Mcf, in each case subject to annual adjustments based on the consumer price index. If and to the extent the Company requests that Antero Midstream Corporation construct new high pressure lines and compressor stations, the gathering and compression agreement contains minimum volume commitments that require Antero Resources to utilize or pay for 75% of the high pressure gathering capacity and 70% of the compression capacity of the requested capacity of such new construction for 10 years. In December 2019, the Company and Antero Midstream Corporation agreed to extend the initial term of the gathering and compression agreement to 2038 and established a growth incentive fee program whereby low pressure gathering fees will be reduced from 2020 through 2023 to the extent the Company achieves certain volumetric targets at certain points during such time. Upon completion of the initial contract term, the gathering and compression agreement will continue in effect from year to year until such time as the agreement is terminated, effective upon an anniversary of the effective date of the agreement, by either the Company or Antero Midstream Corporation on or before the 180th day prior to the anniversary of such effective date. The Company achieved the volumetric targets during each of the first, second and third quarters of 2020, and Antero Midstream Corporation provided a rebate of $12 million and $36 million for the three and nine months ended September 30, 2020, respectively. The Company did not achieve the volumetric target during either the first, second or third quarters of 2021.

For the three and nine months ended September 30, 2020, gathering and compression fees paid by Antero related to this agreement were $181 million and $503 million, respectively. For the three and nine months ended September 30, 2021, gathering and compression fees paid by Antero related to this agreement were $178 million and $539 million, respectively. As of December 31, 2020 and September 30, 2021, $55 million and $62 million were included within Accounts payable, related parties, respectively, on the condensed consolidated balance sheets as due to Antero Midstream Corporation related to this agreement.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(13) Commitments

The following table sets forth a schedule of future minimum payments for firm transportation, drilling rig and completion services, processing, gathering and compression, and office and equipment agreements, which include leases that have remaining lease terms in excess of one year as of September 30, 2021 (in thousands).

		Processing,
	Firm	Gathering and	Land Payment	Operating and	Imputed Interest
	Transportation	Compression	Obligations	Financing Leases	for Leases
	(a)	(b)	(c)	(d)	(d)	Total
Remainder of 2021	$264,307	13,597	1,905	91,149	67,081	438,039
2022	1,042,280	52,265	400	352,249	249,687	1,696,881
2023	1,072,523	59,140	—	377,308	218,620	1,727,591
2024	1,045,442	59,262	—	402,702	184,381	1,691,787
2025	1,024,783	47,960	—	366,353	148,632	1,587,728
2026	1,018,812	14,783	—	350,438	113,824	1,497,857
Thereafter	6,033,138	98,596	—	1,030,160	230,084	7,391,978
Total	$11,501,285	345,603	2,305	2,970,359	1,212,309	16,031,861

(a)	Firm Transportation

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

The operating results and assets of the Company’s reportable segments were as follows for the three months ended September 30, 2020 and 2021 (in thousands):

	Three Months Ended September 30, 2020
			Equity Method	Elimination of
			Investment in	Intersegment
	Exploration		Antero	Transactions and
	and		Midstream	Unconsolidated	Consolidated
	Production	Marketing	Corporation	Affiliates	Total
Sales and revenues:
Third-party	$288,419	91,497	—	—	379,916
Intersegment	675	—	233,415	(233,415)	675
Total revenue	$289,094	91,497	233,415	(233,415)	380,591

Operating expenses:
Lease operating	$21,450	—	—	—	21,450
Gathering, compression, processing, and transportation	656,615	—	38,052	(38,052)	656,615
Impairment of oil and gas properties	29,392	—	—	—	29,392
Depletion, depreciation, and amortization	238,418	—	26,801	(26,801)	238,418
General and administrative	31,640	—	13,232	(13,232)	31,640
Other	28,605	128,580	3,513	(3,513)	157,185
Total operating expenses	1,006,120	128,580	81,598	(81,598)	1,134,700
Operating income (loss)	$(717,026)	(37,083)	151,817	(151,817)	(754,109)
Equity in earnings of unconsolidated affiliates	$24,419	—	23,173	(23,173)	24,419
Investments in unconsolidated affiliates	$272,926	—	—	—	272,926
Segment assets	$13,349,739	—	5,673,504	(5,673,504)	13,349,739
Capital expenditures for segment assets	$151,269	—	41,851	(41,851)	151,269

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended September 30, 2021
			Equity Method	Elimination of
			Investment in	Intersegment
	Exploration		Antero	Transactions and
	and		Midstream	Unconsolidated	Consolidated
	Production	Marketing	Corporation	Affiliates	Total
Sales and revenues:
Third-party	$301,207	232,685	242,472	(242,472)	533,892
Intersegment	530	—	(17,668)	17,668	530
Total revenue	$301,737	232,685	224,804	(224,804)	534,422

Operating expenses:
Lease operating	$25,363	—	—	—	25,363
Gathering, compression, processing, and transportation	628,225	—	39,499	(39,499)	628,225
Impairment of oil and gas properties	26,253	—	—	—	26,253
Depletion, depreciation, and amortization	182,810	—	27,487	(27,487)	182,810
General and administrative	32,442	—	14,810	(14,810)	32,442
Other	56,652	266,751	1,187	(1,187)	323,403
Total operating expenses	951,745	266,751	82,983	(82,983)	1,218,496
Operating income (loss)	$(650,008)	(34,066)	141,821	(141,821)	(684,074)
Equity in earnings of unconsolidated affiliates	$21,450	—	24,088	(24,088)	21,450
Investments in unconsolidated affiliates	$236,597	—	703,780	(703,780)	236,597
Segment assets	$13,375,515	96,023	5,533,633	(5,533,633)	13,471,538
Capital expenditures for segment assets	$387,783	—	82,583	(82,583)	387,783

The operating results and assets of the Company’s reportable segments were as follows for the nine months ended September 30, 2020 and 2021 (in thousands):

	Nine Months Ended September 30, 2020
			Equity Method	Elimination of
			Investment in	Intersegment
	Exploration		Antero	Transactions and
	and		Midstream	Unconsolidated	Consolidated
	Production	Marketing	Corporation	Affiliates	Total
Sales and revenues:
Third-party	$1,978,572	201,855	—	—	2,180,427
Intersegment	2,180	—	696,859	(696,859)	2,180
Total revenue	$1,980,752	201,855	696,859	(696,859)	2,182,607

Operating expenses:
Lease operating	$71,836	—	—	—	71,836
Gathering, compression, processing, and transportation	1,877,084	—	128,847	(128,847)	1,877,084
Impairment of oil and gas properties	155,962	—	—	—	155,962
Impairment of midstream assets	—	—	665,491	(665,491)	—
Depletion, depreciation, and amortization	652,130	—	81,889	(81,889)	652,130
General and administrative	101,264	—	39,191	(39,191)	101,264
Other	88,023	334,906	14,062	(14,062)	422,929
Total operating expenses	2,946,299	334,906	929,480	(929,480)	3,281,205
Operating loss	$(965,547)	(133,051)	(232,621)	232,621	(1,098,598)
Equity in earnings (loss) of unconsolidated affiliates	$(83,408)	—	63,197	(63,197)	(83,408)
Investments in unconsolidated affiliates	$272,926	—	—	—	272,926
Segment assets	$13,349,739	—	5,673,504	(5,673,504)	13,349,739
Capital expenditures for segment assets	$726,402	—	165,265	(165,265)	726,402

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

	Nine Months Ended September 30, 2021
			Equity Method	Elimination of
			Investment in	Intersegment
	Exploration		Antero	Transactions and
	and		Midstream	Unconsolidated	Consolidated
	Production	Marketing	Corporation	Affiliates	Total
Sales and revenues:
Third-party	$1,664,509	562,928	—	—	2,227,437
Intersegment	551	—	681,712	(681,712)	551
Total revenue	$1,665,060	562,928	681,712	(681,712)	2,227,988

Operating expenses:
Lease operating	$71,555	—	—	—	71,555
Gathering, compression, processing, and transportation	1,874,664	—	118,368	(118,368)	1,874,664
Impairment of oil and gas properties	69,618	—	—	—	69,618
Depletion, depreciation, and amortization	564,166	—	80,956	(80,956)	564,166
General and administrative	108,693	—	46,991	(46,991)	108,693
Other	143,954	627,822	8,590	(8,590)	771,776
Total operating expenses	2,832,650	627,822	254,905	(254,905)	3,460,472
Operating income (loss)	$(1,167,590)	(64,894)	426,807	(426,807)	(1,232,484)
Equity in earnings of unconsolidated affiliates	$57,621	—	66,347	(66,347)	57,621
Investments in unconsolidated affiliates	$236,597	—	703,780	(703,780)	236,597
Segment assets	$13,375,515	96,023	5,533,633	(5,533,633)	13,471,538
Capital expenditures for segment assets	$510,941	—	156,948	(156,948)	510,941

(17) Subsidiary Guarantors

Antero Resources’ senior notes are fully and unconditionally guaranteed by Antero Resources’ existing subsidiaries that guarantee the Credit Facility.  In the event a subsidiary guarantor is sold or disposed of (whether by merger, consolidation, the sale of a sufficient amount of its capital stock so that it no longer qualifies as a “Subsidiary” of Antero (as defined in the indentures governing the notes) or the sale of all or substantially all of its assets (other than by lease)) and whether or not the subsidiary guarantor is the surviving entity in such transaction to a person that is not Antero or a restricted subsidiary of Antero, such subsidiary guarantor will be released from its obligations under its subsidiary guarantee if the sale or other disposition does not violate the covenants set forth in the indentures governing the notes.

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Balance Sheet

	December 31, 2020	September 30, 2021
	Parent (Antero)	Parent (Antero)
	and Guarantor Subsidiaries	and Guarantor Subsidiaries
Accounts receivable, non-guarantor subsidiaries	$—	—
Accounts receivable, related parties	—	—
Other current assets	543,841	665,111
Total current assets	543,841	665,111
Noncurrent assets	11,783,502	12,016,722
Total assets	$12,327,343	12,681,833

Accounts payable, non-guarantor subsidiaries	$—	—
Accounts payable, related parties	69,860	79,595
Other current liabilities	906,348	2,674,603
Total current liabilities	976,208	2,754,198
Noncurrent liabilities	6,070,388	5,499,255
Total liabilities	$7,046,596	8,253,453

Statement of Operations

		Nine Months Ended
		September 30, 2021
		Parent (Antero)
		and Guarantor Subsidiaries
Revenues		$2,220,306
Operating expenses		3,428,943
Loss from operations		(1,208,637)
Net loss and comprehensive loss including noncontrolling interests		(1,088,283)
Net loss and comprehensive loss attributable to Antero Resources Corporation		$(1,088,283)

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

We have assembled a portfolio of long-lived properties that are characterized by what we believe to be low geologic risk and repeatability. Our drilling opportunities are focused in the Marcellus Shale and Utica Shale of the Appalachian Basin. As of September 30, 2021, we held approximately 508,000 net acres of rich gas and dry gas properties located in the Appalachian Basin in West Virginia and Ohio. Our corporate headquarters are in Denver, Colorado.

2021 Developments and Highlights

COVID-19 Pandemic

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Governments tried to slow the spread of the virus by imposing social distancing guidelines, travel restrictions and stay-at-home orders, among other actions, which caused a significant decrease in activity in the global economy and the demand for oil and, to a lesser extent, natural gas and NGLs. The imbalance between the supply of and demand for oil, as well as the uncertainty around the extent and timing of an economic recovery, caused extreme market volatility and a substantial adverse effect on commodity prices in 2020. As vaccines have become widely available, social distancing guidelines, travel restrictions and stay-at-home orders have eased, activity in the global economy has increased and demand for oil, natural gas and NGLs, and related commodity pricing, has improved. However, new variants of the virus could cause further commodity market volatility and resulting financial market instability, and these are variables beyond our control that may adversely impact our generation of funds from operating cash flows, distributions from unconsolidated affiliate, available borrowings under our Credit Facility (defined below in “—Capital Resources and Liquidity—Debt Agreements—Senior Secured Revolving Credit Facility”) and our ability to access the capital markets.

As a producer of natural gas, NGLs and oil, we are recognized as an essential business under various federal, state and local regulations related to the COVID-19 pandemic. As such, we have continued to operate throughout the pandemic as permitted under these regulations while taking steps to protect the health and safety of our employees and contract workers. We have implemented protocols to reduce the risk of an outbreak within our field operations, and these protocols have not reduced production or efficiency in a significant manner. A substantial portion of our non-field level employees operated in remote work from home arrangements through September 30, 2021, and due to the rise of COVID-19 cases as a result of new variants of the virus, our plans to return to in-

office arrangements during the third quarter of 2021 have been deferred in order to protect the health and safety of our employees and contract workers. We have been able to maintain a consistent level of effectiveness through these arrangements, including maintaining our day-to-day operations, our financial reporting systems and our internal control over financial reporting.

Our natural gas, NGLs and oil producing properties are located in the liquids-rich Appalachian Basin. We have hedged through fixed price contracts the sale of 2.2 Bcf per day of natural gas at a weighted average price of $2.78 per MMBtu for the remainder of 2021. Our hedges cover a substantial majority of our expected natural gas production for the remainder of 2021. We also have fixed priced contracts for the sale of 3,000 barrels per day of oil at a weighted average price of $55.16 per barrel for the remainder of 2021. All of our hedges are financial hedges and do not have physical delivery requirements. As such, any decreases in anticipated production, such as a result of decreased development activity, will not impact our ability to realize the benefits of our hedges.

Our supply chain has not experienced any significant interruptions. The lack of a market or available storage for any one NGL product or oil could result in our having to delay or discontinue well completions and commercial production or shut in production for other products because we cannot curtail the production of individual products in a meaningful way without reducing production of other products. Potential impacts of these constraints may include partial shut-in of production, although we are not able to determine the extent of shut-ins or for how long they may last. However, because some of our wells produce rich gas, which is processed, and some produce dry gas, which does not require processing, we can change the mix of products that we produce and wells that we complete to adjust our production to address takeaway capacity constraints for certain products. For example, we can shut-in rich gas wells and still produce from our dry gas wells if processing or storage capacity of NGL products becomes further limited or constrained. Prior to the COVID-19 pandemic, we had developed a diverse set of buyers and destinations, as well as in-field and off-site storage capacity for our condensate volumes. As a result of the pandemic, we have expanded our customer base and our condensate storage capacity within the Appalachian Basin.

As of September 30, 2021, we had $98 million of borrowings under our Prior Credit Facility (defined below in “—Capital Resources and Liquidity—Debt Agreements—Senior Secured Revolving Credit Facility”) and had outstanding letters of credit of $742 million. On October 26, 2021, we amended our Prior Credit Facility with a borrowing base of $3.5 billion and lender commitments of $1.5 billion. See Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements and “—Capital Resources and Liquidity—Debt Agreements—Senior Secured Revolving Credit Facility.”

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

Financing and Asset Sales Program Highlights

Credit Facility

On October 26, 2021, we entered into an amended and restated senior secured revolving credit facility with a borrowing base of $3.5 billion and lender commitments of $1.5 billion. and matures on the earlier of (i) October 26, 2026 and (ii) the day that is 180 days prior to the earliest stated redemption date of any series of our senior notes.  Lender commitments were reduced by $1.1 billion from the previous commitments of $2.64 billion to better align with our expected future liquidity needs. See Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements and “—Capital Resources and Liquidity—Debt Agreements—Senior Secured Revolving Credit Facility” for more information.

Issuance of Senior Notes

On January 4, 2021, we issued $500 million of our 8.375% senior notes due July 15, 2026 (the “2026 Notes”) at par. On January 26, 2021, we issued $700 million of 7.625% senior notes due February 1, 2029 (the “2029 Notes”) at par. On June 1, 2021, we issued $600 million of 5.375% senior notes due March 1, 2030 (the “2030 Notes”). The 2026 Notes, 2029 Notes and 2030 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2026 Notes, 2029 Notes and 2030 Notes rank pari passu to our other outstanding senior notes. The 2026 Notes, 2029 Notes and 2030 Notes are guaranteed on a full and unconditional and joint and several senior unsecured basis by our existing subsidiaries that guarantee the Credit Facility and certain of our future restricted subsidiaries. See Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements for more information.

Redemption of Senior Notes

We fully redeemed all of our outstanding 5.125% senior notes due December 1, 2022 (the “2022 Notes”) at par, plus accrued and unpaid interest in the first quarter of 2021. During the second quarter of 2021, we fully redeemed all of our outstanding 5.625% senior notes due June 1, 2023 (the “2023 Notes”) at par, plus accrued and unpaid interest.

On July 1, 2021, we redeemed $175 million of the principal amount of our 2026 Notes at a redemption price of 108.375% of the principal amount thereof, plus accrued and unpaid interest. Immediately following the redemption, there were $325 million aggregate principal amount of 2026 Notes outstanding. See Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements for more information.

On October 18, 2021, we issued a notice of partial redemption with respect to the 2029 Notes. On November 2, 2021, we will redeem $116 million aggregate principal amount of outstanding 2029 Notes at a redemption price of 107.625% of the principal amount thereof, plus accrued and unpaid interest. Immediately following the redemption, there will be $584 million aggregate principal amount of 2029 Notes outstanding. The $9 million premium to the principal amount to be redeemed along with the write off of a proportional amount of unamortized debt issuance costs will be included in our loss on early debt extinguishment during the fourth quarter of 2021.

Convertible Notes Equitizations

On January 12, 2021, we completed a registered direct offering (the “January Share Offering”) of an aggregate of 31.4 million shares of our common stock at a price of $6.35 per share to certain holders of our 4.25% convertible senior notes due 2026 (the “2026 Convertible Notes”). We used the proceeds from the January Share Offering and approximately $63 million of borrowings under the Prior Credit Facility to repurchase from such holders $150 million aggregate principal amount of the 2026 Convertible Notes in privately negotiated transactions (the “January Convertible Note Repurchase,” and, collectively with the January Share Offering, the “January Equitization Transactions”).

On May 13, 2021, we completed a registered direct offering (the “May Share Offering”) of an aggregate of 11.6 million shares of our common stock at a price of $11.01 per share to certain holders of our 2026 Convertible Notes. We used the proceeds from the May Share Offering and approximately $26 million of borrowings under the Prior Credit Facility to repurchase from such holders $56 million aggregate principal amount of the 2026 Convertible Notes in privately negotiated transactions (the “May Convertible Note Repurchase,” and, collectively with the May Share Offering, the “May Equitization Transactions”).  See Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements for more information.

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

Hedge Position (Excluding Martica)

We are exposed to certain risks relating to our ongoing business operations, and we use derivative instruments to manage our commodity price risk.  In addition, we periodically enter into contracts that contain embedded features that are required to be bifurcated and accounted for separately as derivatives. The table below excludes derivative instruments attributable to Martica, our consolidated variable interest entity (“VIE”), since all gains or losses from such contracts are fully attributable to the noncontrolling interests in Martica. As of September 30, 2021, our fixed price natural gas, oil and NGL swap positions excluding Martica, our consolidated VIE, were as follows:

				Weighted
				Average
Commodity / Settlement Period	Index	Contracted Volume		Price
Natural Gas
October-December 2021	Henry Hub	199	Bcf	$2.78	/MMBtu
January-December 2022	Henry Hub	422	Bcf	2.50	/MMBtu
January-December 2023	Henry Hub	16	Bcf	2.37	/MMBtu
		637	Bcf	2.58	/MMBtu

Butane
October-December 2021	Mont Belvieu Butane-OPIS Non-TET	239	MBbl	$33.77	/Bbl
October-December 2021	Mont Belvieu Butane-OPIS TET	138	MBbl	$32.24	/Bbl

Natural Gasoline
October-December 2021	Mont Belvieu Natural Gasoline-OPIS Non-TET	764	MBbl	$49.70	/Bbl

Isobutane
October-December 2021	Mont Belvieu Isobutane-OPIS Non-TET	258	MBbl	$35.75	/Bbl

Oil
October-December 2021	West Texas Intermediate	276	MBbl	$55.16	/Bbl

In addition, we have a call option agreement, which entitles the holder, if exercised, to enter into a fixed price swap agreement for approximately 156 Bcf at a price of $2.77 per MMBtu in 2024.

As of September 30, 2021, our natural gas basis swap positions, which settle on the pricing index to basis differential of the Columbia Gas Transmission pipeline (“TCO”) to the NYMEX Henry Hub natural gas price were as follows:

				Weighted Average
Commodity / Settlement Period	Index to Basis Differential	Contracted Volume		Hedged Differential
Natural Gas
October-December 2021	NYMEX to TCO	4	Bcf	$0.414	/MMBtu
January-December 2022	NYMEX to TCO	22	Bcf	0.515	/MMBtu
January-December 2023	NYMEX to TCO	18	Bcf	0.525	/MMBtu
January-December 2024	NYMEX to TCO	18	Bcf	0.530	/MMBtu
		62	Bcf	0.516	/MMBtu

As of September 30, 2021, we had natural gas and NGL contracts that fix the Mont Belvieu index price for natural gasoline to percentages of WTI as follows:

				Weighted Average
Commodity / Settlement Period	Index to Basis Differential	Contracted Volume		Payout Ratio
Gas Liquids
October-December 2021	Mont Belvieu Natural Gasoline to WTI	858	MBbl	77%

As of September 30, 2021, we also had an embedded put option tied to NYMEX pricing for the production volumes associated with our retained interest in the VPP (as defined below) properties of 95 Bcf remaining through December 31, 2026 at a weighted average strike price of $2.57 per MMBtu.

We believe our hedge position provides some certainty to cash flows supporting our future operations and capital spending plans. As of September 30, 2021, the estimated fair value of our commodity derivative contracts was a net liability of approximately $1.7 billion. See Note 11—Derivative Instruments to the unaudited condensed consolidated financial statements for more information.

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

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2021

The operating results of our reportable segments were as follows for the three months ended September 30, 2020 and 2021 (in thousands):

	Three Months Ended September 30, 2020
			Equity Method	Elimination of
			Investment in	Intersegment
	Exploration		Antero	Transactions and
	and		Midstream	Unconsolidated	Consolidated
	Production	Marketing	Corporation	Affiliates	Total
Revenue and other:
Natural gas sales	$436,304	—	—	—	436,304
Natural gas liquids sales	327,426	—	—	—	327,426
Oil sales	34,265	—	—	—	34,265
Commodity derivative fair value losses	(514,751)	—	—	—	(514,751)
Gathering, compression, water handling and treatment	—	—	251,215	(251,215)	—
Marketing	—	91,497	—	—	91,497
Amortization of deferred revenue, VPP	5,175	—	—	—	5,175
Other income (loss)	675	—	(17,800)	17,800	675
Total revenue	$289,094	91,497	233,415	(233,415)	380,591

Operating expenses:
Lease operating	$21,450	—	—	—	21,450
Gathering and compression	221,004	—	38,052	(38,052)	221,004
Processing	244,888	—	—	—	244,888
Transportation	190,723	—	—	—	190,723
Production and ad valorem taxes	25,790	—	—	—	25,790
Marketing	—	128,580	—	—	128,580
Exploration	454	—	—	—	454
Impairment of oil and gas properties	29,392	—	—	—	29,392
Depletion, depreciation, and amortization	238,418	—	26,801	(26,801)	238,418
Accretion of asset retirement obligations	1,115	—	39	(39)	1,115
General and administrative (excluding equity-based compensation)	25,941	—	9,554	(9,554)	25,941
Equity-based compensation	5,699	—	3,678	(3,678)	5,699
Contract termination and rig stacking and other expenses	1,246	—	3,474	(3,474)	1,246
Total operating expenses	1,006,120	128,580	81,598	(81,598)	1,134,700
Operating income (loss)	$(717,026)	(37,083)	151,817	(151,817)	(754,109)

Equity in earnings of unconsolidated affiliates	$24,419	—	23,173	(23,173)	24,419

	Three Months Ended September 30, 2021
			Equity Method	Elimination of
			Investment in	Intersegment
	Exploration		Antero	Transactions and
	and		Midstream	Unconsolidated	Consolidated
	Production	Marketing	Corporation	Affiliates	Total
Revenue and other:
Natural gas sales	$884,669	—	—	—	884,669
Natural gas liquids sales	598,327	—	—	—	598,327
Oil sales	56,734	—	—	—	56,734
Commodity derivative fair value losses	(1,250,466)	—	—	—	(1,250,466)
Gathering, compression, water handling and treatment	—	—	242,472	(242,472)	—
Marketing	—	232,685	—	—	232,685
Amortization of deferred revenue, VPP	11,404	—	—	—	11,404
Gain on sale of assets	539	—	—	—	539
Other income (loss)	530	—	(17,668)	17,668	530
Total revenue	$301,737	232,685	224,804	(224,804)	534,422

Operating expenses:
Lease operating	$25,363	—	—	—	25,363
Gathering and compression	218,815	—	39,499	(39,499)	218,815
Processing	207,093	—	—	—	207,093
Transportation	202,317	—	—	—	202,317
Production and ad valorem taxes	52,219	—	—	—	52,219
Marketing	—	266,751	—	—	266,751
Exploration	235	—	—	—	235
Impairment of oil and gas properties	26,253	—	—	—	26,253
Depletion, depreciation, and amortization	182,810	—	27,487	(27,487)	182,810
Accretion of asset retirement obligations	828	—	114	(114)	828
General and administrative (excluding equity-based compensation)	27,144	—	11,555	(11,555)	27,144
Equity-based compensation	5,298	—	3,255	(3,255)	5,298
Contract termination and rig stacking and other expenses	3,370	—	1,073	(1,073)	3,370
Total operating expenses	951,745	266,751	82,983	(82,983)	1,218,496
Operating income (loss)	$(650,008)	(34,066)	141,821	(141,821)	(684,074)

Equity in earnings of unconsolidated affiliates	$21,450	—	24,088	(24,088)	21,450

Exploration and Production Segment

The following table sets forth selected operating data of the exploration and production segment for the three months ended September 30, 2020 compared to the three months ended September 30, 2021:

	Three Months Ended		Amount of
	September 30,		Increase	Percent
	2020	2021	(Decrease)	Change
Production data (1):
Natural gas (Bcf)	226	205	(21)	(9)%
C2 Ethane (MBbl)	5,459	4,372	(1,087)	(20)%
C3+ NGLs (MBbl)	13,400	10,258	(3,142)	(23)%
Oil (MBbl)	1,367	932	(435)	(32)%
Combined (Bcfe)	347	299	(48)	(14)%
Daily combined production (MMcfe/d)	3,772	3,247	(525)	(14)%
Average prices before effects of derivative settlements (2):
Natural gas (per Mcf)	$1.93	4.31	2.38	123%
C2 Ethane (per Bbl)	$5.94	13.25	7.31	123%
C3+ NGLs (per Bbl)	$22.01	52.68	30.67	139%
Oil (per Bbl)	$25.07	60.87	35.80	143%
Weighted Average Combined (per Mcfe)	$2.30	5.15	2.85	124%
Average realized prices after effects of derivative settlements (2):
Natural gas (per Mcf)	$2.73	3.00	0.27	10%
C2 Ethane (per Bbl)	$5.67	13.25	7.58	134%
C3+ NGLs (per Bbl)	$23.81	38.67	14.86	62%
Oil (per Bbl)	$34.96	56.31	21.35	61%
Weighted Average Combined (per Mcfe)	$2.92	3.79	0.87	30%
Average costs (per Mcfe):
Lease operating	$0.06	0.08	0.02	33%
Gathering and compression	$0.64	0.73	0.09	14%
Processing	$0.71	0.69	(0.02)	(3)%
Transportation	$0.55	0.68	0.13	24%
Production taxes	$0.07	0.17	0.10	143%
Marketing, net	$0.11	0.11	—	—%
Depletion, depreciation, amortization and accretion	$0.69	0.61	(0.08)	(12)%
General and administrative (excluding equity-based compensation)	$0.07	0.09	0.02	29%
(1)	Production data excludes volumes related to the volumetric production payment transaction (the “VPP”). See Note 3— Transactions to the unaudited condensed consolidated financial statements for more information.
(2)	Average sales prices shown in the table reflect both the before and after effects of our settled commodity derivatives. Our calculation of such after effects includes gains on settlements of commodity derivatives, which do not qualify for hedge accounting because we do not designate or document them as hedges for accounting purposes. Oil and NGLs production was converted at 6 Mcf per Bbl to calculate total Bcfe production and per Mcfe amounts. This ratio is an estimate of the equivalent energy content of the products and does not necessarily reflect their relative economic value.

Natural gas sales. Revenues from sales of natural gas increased from $436 million for the three months ended September 30, 2020 to $885 million for the three months ended September 30, 2021, an increase of $449 million, or 103%. Lower natural gas production volumes during the three months ended September 30, 2021 accounted for an approximate $39 million decrease in year-over-year natural gas sales revenue (calculated as the change in year-to-year volumes times the prior year average price), and increases in commodity prices (excluding the effects of derivative settlements) accounted for an approximate $488 million increase in year-over-year gas sales revenue (calculated as the change in the year-to-year average price excluding the net proceeds from the litigation times current year production volumes).

NGLs sales. Revenues from sales of NGLs increased from $327 million for the three months ended September 30, 2020 to $598 million for the three months ended September 30, 2021, an increase of $271 million, or 83% (calculated as the change in year-over-year volumes times the change in year-to-year average price). Lower NGLs production volumes accounted for an approximate $76 million decrease in year-over-year NGL revenues (calculated as the change in year-to-year volumes times the prior year average price), and increases in commodity prices, excluding the effects of derivative settlements, accounted for an approximate $347 million increase in year-over-year revenues (calculated as the change in the year-to-year average price times current year production volumes).

Oil sales. Revenues from sales of oil increased from $34 million for the three months ended September 30, 2020 to $57 million for the three months ended September 30, 2021, an increase of $23 million, or 66% (calculated as the change in year-over-year volumes times the change in year-to-year average price). Lower oil production volumes accounted for an approximate $11 million decrease in year-over-year oil revenues (calculated as the change in year-to-year volumes times the prior year average price), and increases in commodity prices, excluding the effects of derivative settlements, accounted for an approximate $34 million increase in year-over-year revenues (calculated as the change in the year-to-year average price times current year production volumes).

Commodity derivative fair value gains (losses). To achieve more predictable cash flows, and to reduce our exposure to price fluctuations, we enter into fixed for variable price swap contracts, basis swap contracts and collar contracts when management believes that favorable future sales prices for our production can be secured. Because we do not designate these derivatives as accounting hedges, they do not receive hedge accounting treatment. Consequently, all mark-to-market gains or losses, as well as cash receipts or payments on settled derivative instruments, are recognized in our statements of operations. For the three months ended September 30, 2020 and 2021, our commodity hedges resulted in derivative fair value losses of $515 million and $1.3 billion, respectively. For the three months ended September 30, 2020, commodity derivative fair value losses included $234 million of cash proceeds for gains on settled derivatives. For the three months ended September 30, 2021, commodity derivative fair value losses included $416 million of cash payments on commodity settled derivatives losses.

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

Amortization of deferred revenue, VPP. Amortization of deferred revenues associated with the VPP increased from $5 million for the three months ended September 30, 2020 to $11 million for the three months ended September 30, 2021 as a result of the VPP closing in August 2020. Under the terms of the agreement, the production volumes are delivered at approximately $1.61 per MMBtu over the contractual term. See Note 3—Transactions to the unaudited condensed consolidated financial statements for more information on this transaction.

Lease operating expense. Lease operating expense increased from $21 million for the three months ended September 30, 2020 to $25 million for the three months ended September 30, 2021, an increase of $4 million or 18%. On a per unit basis, lease operating expenses increased from $0.06 per Mcfe for the three months ended September 30, 2020 to $0.08 per Mcfe for the three months ended September 30, 2021 primarily due to decreased production and higher fixed costs partially offset by lower water disposal costs.

Gathering, compression, processing, and transportation expense. Gathering, compression, processing, and transportation expense decreased from $657 million for the three months ended September 30, 2020 to $628 million for the three months ended September 30, 2021, a decrease of $29 million or 4%. This decrease is primarily a result of lower production and decreased processing costs, partially offset by higher gathering and compression and transportation costs between periods. Gathering and compression costs increased from $0.64 per Mcfe for the three months ended September 30, 2020 to $0.73 per Mcfe for the three months ended September 30, 2021, primarily due to higher fuel costs as a result of increased natural gas prices and $12 million in incentive fee rebates from Antero Midstream Corporation received during the three months ended September 30, 2020 that were not received during the three months ended September 30, 2021. Processing costs decreased from $0.71 per Mcfe for the three months ended September 30, 2020 to $0.69 per Mcfe for the three months ended September 30, 2021, due to a decrease in C3+ NGL volumes as compared to total production volumes between periods, partially offset by increased NGL pipeline and terminaling fees from higher NGL volumes taken in-kind between periods. Transportation costs increased from $0.55 per Mcfe for the three months ended September 30, 2020 to $0.68 per Mcfe for the three months ended September 30, 2021 primarily due to increased utilization on higher tariff pipelines to the Midwest and Gulf Coast between periods.

Production and ad valorem tax expense.  Production and ad valorem taxes increased from $26 million for the three months ended September 30, 2020 to $52 million for the three months ended September 30, 2021, an increase of $26 million, or 100% primarily due to higher commodity prices between periods. Production and ad valorem taxes as a percentage of natural gas revenues remained consistent at 6% in each of the three months ended September 30, 2020 and 2021.

Impairment of oil and gas properties. Impairment of oil and gas properties decreased from $29 million for the three months ended September 30, 2020 to $26 million for the three months ended September 30, 2021, a decrease of $3 million, or 11%, primarily related to lower impairments of expiring leases between periods. During both periods, we recognized impairments primarily related to expiring leases and initial costs related to pads we no longer plan to place into service.

Depletion, depreciation, and amortization expense. Depletion, depreciation and amortization (“DD&A”) expense decreased from $238 million for the three months ended September 30, 2020 to $183 million for the three months ended September 30, 2021, a decrease of $55 million, or 23%, primarily as a result of increased proved reserve volumes due to higher commodity prices as well as lower production volumes between periods. DD&A expense decreased from $0.69 per Mcfe for the three months ended September 30, 2020 to $0.61 per Mcfe for the three months ended September 30, 2021, primarily as a result of increased proved reserve volumes between periods.

General and administrative expense. General and administrative expense (excluding equity-based compensation expense) increased from $26 million for the three months ended September 30, 2020 to $27 million for the three months ended September 30, 2021, an increase of $1 million, or 5%. The increase was primarily due to higher salary and wage expense between periods, which includes our annual incentive program that was significantly reduced during 2020, partially offset by lower employee headcount during 2021. We had 520 and 506 employees as of September 30, 2020 and 2021, respectively. On a per-unit basis, general and administrative expense excluding equity-based compensation increased from $0.07 per Mcfe for the three months ended September 30, 2020 to $0.09 per Mcfe for the three months ended September 30, 2021 primarily due to lower production between periods.

Equity-based compensation expense. Noncash equity-based compensation expense decreased from $6 million for the three months ended September 30, 2020 to $5 million for the three months ended September 30, 2021, primarily due to equity award forfeitures, partially offset by new awards granted to employees. When an equity award is forfeited, expense previously recognized for the award is reversed. See Note 9—Equity Based Compensation and Cash Awards to the unaudited condensed consolidated financial statements for more information on equity-based compensation awards.

Marketing Segment

Marketing. Where feasible, we purchase and sell third-party natural gas and NGLs and market our excess firm transportation capacity, or engage third parties to conduct these activities on our behalf, to optimize the revenues and mitigate costs from these transportation agreements. We have entered into long-term firm transportation agreements for a significant portion of our current and expected future production to secure guaranteed capacity to favorable markets.

Net marketing expenses decreased from $37 million, or $0.11 per Mcfe, for the three months ended September 30, 2020 to $34 million, or $0.11 per Mcfe, for the three months ended September 30, 2021. The decrease in net marketing expense was driven by higher marketing volumes and margins that mitigated some of our excess firm transportation expense.

Marketing revenues increased from $91 million for the three months ended September 30, 2020 to $233 million for the three months ended September 30, 2021, an increase of $142 million due to increased marketing volumes.

Marketing expenses increased from $129 million for the three months ended September 30, 2020 to $267 million for the three months ended September 30, 2021, an increase of $138 million, or 107%. Marketing expenses include firm transportation costs related to current excess firm capacity as well as the cost of third-party purchased gas and NGLs. Firm transportation costs included in the expenses above were $32 million and $28 million for the three months ended September 30, 2020 and 2021, respectively.

Equity Method Investment in Antero Midstream Corporation

Antero Midstream Corporation. Revenue from the Antero Midstream Corporation segment decreased from $233 million for the three months ended September 30, 2020 to $225 million for the three months ended September 30, 2021, a decrease of $8 million, or 4%, primarily due to lower water handling revenue due to decreased well completions period-over-period and lower gathering and compression revenues as a result of reduced throughput between periods. Total operating expenses related to the segment remained relatively consistent between periods at $82 million and $83 million for the three months ended September 30, 2020 and 2021, respectively.

Items Not Allocated to Segments

Interest expense. Our interest expense decreased from $48 million for the three months ended September 30, 2020 to $45 million for the three months ended September 30, 2021, a decrease of $3 million or 5%, primarily due to the reduction in debt as a result of the repurchase of certain our unsecured senior notes, paydown of our Prior Credit Facility and increased interest income between periods, partially offset by interest that accrued on the 2026 Notes, 2029 Notes and 2030 Notes, each of which was issued after September 30, 2020.

Gain (loss) on early extinguishment of debt. During the three months ended September 30, 2020, we recognized a gain on early extinguishment of debt of $56 million related to $1.1 billion principal amount of debt that we repurchased at a weighted average discount of 13%. During the three months ended September 30, 2021, we redeemed $175 million of our 2026 Notes at a redemption price of 108.375% of par, plus accrued and unpaid interest, which resulted in a loss on early debt extinguishment of $17 million. See Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements for more information.

Transaction expense. Transaction expense remained consistent between periods at less than $1 million for both the three months ended September 31, 2020 and 2021.

Income tax benefit. Income tax benefit decreased from $169 million, with an effective tax rate of 23%, for the three months ended September 30, 2020 to $159 million, with an effective tax rate of 22%, for the three months ended September 30, 2021, a decrease of $10 million. The decrease was primarily due to unfavorable adjustments related to the West Virginia law change effecting apportionment and sourcing methodologies resulting in lower income tax benefit for the period ending September 30, 2021.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2021

The operating results of our reportable segments were as follows for the nine months ended September 30, 2020 and 2021 (in thousands):

	Nine Months Ended September 30, 2020
			Equity Method	Elimination of
			Investment in	Intersegment
	Exploration		Antero	Transactions and
	and		Midstream	Unconsolidated	Consolidated
	Production	Marketing	Corporation	Affiliates	Total
Revenue and other:
Natural gas sales	$1,214,801	—	—	—	1,214,801
Natural gas liquids sales	797,296	—	—	—	797,296
Oil sales	78,233	—	—	—	78,233
Commodity derivative fair value losses	(116,933)	—	—	—	(116,933)
Gathering, compression, water handling and treatment	—	—	749,870	(749,870)	—
Marketing	—	201,855	—	—	201,855
Amortization of deferred revenue, VPP	5,175	—	—	—	5,175
Other income (loss)	2,180	—	(53,011)	53,011	2,180
Total revenue	$1,980,752	201,855	696,859	(696,859)	2,182,607

Operating expenses:
Lease operating	71,836	—	—	—	71,836
Gathering and compression	616,785	—	128,847	(128,847)	616,785
Processing	697,716	—	—	—	697,716
Transportation	562,583	—	—	—	562,583
Production and ad valorem taxes	71,481	—	—	—	71,481
Marketing	—	334,906	—	—	334,906
Exploration	895	—	—	—	895
Impairment of oil and gas properties	155,962	—	—	—	155,962
Impairment of midstream assets	—	—	665,491	(665,491)	—
Depletion, depreciation, and amortization	652,130	—	81,889	(81,889)	652,130
Accretion of asset retirement obligations	3,330	—	142	(142)	3,330
General and administrative (excluding equity-based compensation)	84,263	—	29,478	(29,478)	84,263
Equity-based compensation	17,001	—	9,713	(9,713)	17,001
Contract termination and rig stacking and other expenses	12,317	—	13,920	(13,920)	12,317
Total operating expenses	2,946,299	334,906	929,480	(929,480)	3,281,205
Operating loss	$(965,547)	(133,051)	(232,621)	232,621	(1,098,598)

Equity in earnings (loss) of unconsolidated affiliates	$(83,408)	—	63,197	(63,197)	(83,408)

	Nine Months Ended September 30, 2021
			Equity Method	Elimination of
			Investment in	Intersegment
	Exploration		Antero	Transactions and
	and		Midstream	Unconsolidated	Consolidated
	Production	Marketing	Corporation	Affiliates	Total
Revenue and other:
Natural gas sales	$2,231,558	—	—	—	2,231,558
Natural gas liquids sales	1,503,027	—	—	—	1,503,027
Oil sales	153,326	—	—	—	153,326
Commodity derivative fair value losses	(2,260,062)	—	—	—	(2,260,062)
Gathering, compression, water handling and treatment	—	—	734,716	(734,716)	—
Marketing	—	562,928	—	—	562,928
Amortization of deferred revenue, VPP	33,833	—	—	—	33,833
Gain on sale of assets	2,827		—	—	2,827
Other income (loss)	551	—	(53,004)	53,004	551
Total revenue	$1,665,060	562,928	681,712	(681,712)	2,227,988

Operating expenses:
Lease operating	$71,555	—	—	—	71,555
Gathering and compression	663,176	—	118,368	(118,368)	663,176
Processing	601,040	—	—	—	601,040
Transportation	610,448	—	—	—	610,448
Production and ad valorem taxes	130,610	—	—	—	130,610
Marketing	—	627,822	—	—	627,822
Exploration	6,092	—	—	—	6,092
Impairment of oil and gas properties	69,618	—	—	—	69,618
Depletion, depreciation, and amortization	564,166	—	80,956	(80,956)	564,166
Accretion of asset retirement obligations	2,947	—	347	(347)	2,947
General and administrative (excluding equity-based compensation)	93,504	—	36,665	(36,665)	93,504
Equity-based compensation	15,189	—	10,326	(10,326)	15,189
Contract termination and rig stacking and other expenses	4,305	—	8,243	(8,243)	4,305
Total operating expenses	2,832,650	627,822	254,905	(254,905)	3,460,472
Operating income (loss)	$(1,167,590)	(64,894)	426,807	(426,807)	(1,232,484)

Equity in earnings of unconsolidated affiliates	$57,621	—	66,347	(66,347)	57,621

Exploration and Production Segment

The following table sets forth selected operating data of the exploration and production segment for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2021:

			Amount of
	Nine Months Ended September 30,		Increase	Percent
	2020	2021	(Decrease)	Change
Production data (1) (2):
Natural gas (Bcf)	649	621	(28)	(4)%
C2 Ethane (MBbl)	14,686	13,132	(1,554)	(11)%
C3+ NGLs (MBbl)	36,167	30,624	(5,543)	(15)%
Oil (MBbl)	3,308	2,832	(476)	(14)%
Combined (Bcfe)	974	900	(74)	(8)%
Daily combined production (MMcfe/d)	3,554	3,297	(257)	(7)%
Average prices before effects of derivative settlements (3):
Natural gas (per Mcf)	$1.87	3.60	1.73	93%
C2 Ethane (per Bbl)	$5.85	10.47	4.62	79%
C3+ NGLs (per Bbl)	$19.67	44.59	24.92	127%
Oil (per Bbl)	$23.65	54.14	30.49	129%
Weighted Average Combined (per Mcfe)	$2.15	4.32	2.17	101%
Average realized prices after effects of derivative settlements (3):
Natural gas (per Mcf)	$2.80	3.16	0.36	13%
C2 Ethane (per Bbl)	$5.72	10.24	4.52	79%
C3+ NGLs (per Bbl)	$22.25	38.11	15.86	71%
Oil (per Bbl)	$38.00	51.34	13.34	35%
Weighted Average Combined (per Mcfe)	$2.91	3.79	0.88	30%
Average costs (per Mcfe):
Lease operating	$0.07	0.08	0.01	14%
Gathering and compression	$0.63	0.74	0.11	17%
Processing	$0.72	0.67	(0.05)	(7)%
Transportation	$0.58	0.68	0.10	17%
Production and ad valorem taxes	$0.07	0.15	0.08	114%
Marketing expense, net	$0.14	0.07	(0.07)	(50)%
Depletion, depreciation, amortization, and accretion	$0.67	0.63	(0.04)	(6)%
General and administrative (excluding equity-based compensation)	$0.09	0.10	0.01	11%
(1)	Production data excludes volumes related to the VPP. See Note 3— Transactions to the unaudited condensed consolidated financial statements for more information.
(2)	Average sales prices shown in the table reflect both the before and after effects of our settled commodity derivatives. Our calculation of such after effects includes gains on settlements of commodity derivatives, which do not qualify for hedge accounting because we do not designate or document them as hedges for accounting purposes. Oil and NGLs production was converted at 6 Mcf per Bbl to calculate total Bcfe production and per Mcfe amounts. This ratio is an estimate of the equivalent energy content of the products and does not necessarily reflect their relative economic value.
(3)	The average realized price for the nine months ended September 30, 2021 includes $85 million of net litigation proceeds related to a favorable litigation judgment. See Note 14—Contingencies to the unaudited condensed consolidated financial statements for further discussion on the litigation proceeds. Excluding the effect of the litigation proceeds received, the average realized price would have been $3.46 per Mcf.

Natural gas sales. Revenues from sales of natural gas increased from $1.2 billion for the nine months ended September 30, 2020 to $2.2 billion, which included litigation proceeds of $85 million, for the nine months ended September 30, 2021, an increase of $1.0 billion, or 84%. See Note 14— Contingencies to the unaudited condensed consolidated financial statements for more information on the litigation proceeds.

Excluding net litigation proceeds, lower natural gas production volumes during the nine months ended September 30, 2021 accounted for an approximate $53 million decrease in year-over-year natural gas sales revenue (calculated as the change in year-to-year volumes times the prior year average price excluding the net proceeds from the litigation), and increases in commodity prices (excluding the effects of derivative settlements) accounted for an approximate $984 million increase in year-over-year gas sales revenue (calculated as the change in the year-to-year average price excluding the net proceeds from the litigation times current year production volumes).

NGLs sales. Revenues from sales of NGLs increased from $797 million for the nine months ended September 30, 2020 to $1.5 billion for the nine months ended September 30, 2021, an increase of $706 million, or 89% (calculated as the change in year-over-year volumes times the change in year-to-year average price). Lower NGLs production volumes accounted for an approximate $118 million decrease in year-over-year NGL revenues (calculated as the change in year-to-year volumes times the prior year average price), and increases in commodity prices, excluding the effects of derivative settlements, accounted for an approximate $824 million increase in year-over-year revenues (calculated as the change in the year-to-year average price times current year production volumes).

Oil sales. Revenues from sales of oil increased from $78 million for the nine months ended September 30, 2020 to $153 million for the nine months ended September 30, 2021, an increase of $75 million, or 96% (calculated as the change in year-over-year volumes times the change in year-to-year average price). Lower oil production volumes accounted for a $11 million decrease in year-over-year oil revenues (calculated as the change in year-to-year volumes times the prior year average price), and increases in commodity prices, excluding the effects of derivative settlements, accounted for an approximate $86 million increase in year-over-year revenues (calculated as the change in the year-to-year average price times current year production volumes).

Commodity derivative fair value gains (losses). To achieve more predictable cash flows, and to reduce our exposure to price fluctuations, we enter into fixed for variable price swap contracts, basis swap contracts and collar contracts when management believes that favorable future sales prices for our production can be secured. Because we do not designate these derivatives as accounting hedges, they do not receive hedge accounting treatment. Consequently, all mark-to-market gains or losses, as well as cash receipts or payments on settled derivative instruments, are recognized in our statements of operations. For the nine months ended September 30, 2020, our commodity hedges resulted in derivative fair value losses of $117 million. For the nine months ended September 30, 2021, our commodity hedges resulted in derivative fair value loss of $2.3 billion. Commodity derivative fair value losses included $759 million of cash proceeds for gains on settled derivatives for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, commodity derivative fair value losses included $481 million of cash payments on commodity derivative losses as well as $5 million for payments on derivative monetizations.

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

Amortization of deferred revenue, VPP. Amortization of deferred revenues associated with the VPP increased from $5 million for the nine months ended September 30, 2020 to $34 million for the nine months ended September 30, 2021 as a result of the VPP closing in August 2020. Under the terms of the agreement, the production volumes are delivered at approximately $1.61 per MMBtu over the contractual term. See Note 3—Transactions to the unaudited condensed consolidated financial statements for more information on this transaction.

Lease operating expense. Lease operating expense was $72 million for each of the nine months ended September 30, 2020 and 2021. On a per unit basis, lease operating expenses increased from $0.07 per Mcfe for the nine months ended September 30, 2020 to $0.08 per Mcfe for the three months ended September 30, 2021 primarily due to lower production volumes.

Gathering, compression, processing, and transportation expense. Gathering, compression, processing, and transportation expense remained relatively flat at $1.9 billion for both the nine months ended September 30, 2020 and 2021. Gathering and compression costs increased from $0.63 per Mcfe for the nine months ended September 30, 2020 to $0.74 per Mcfe for the nine months ended September 30, 2021, primarily due to higher fuel costs as a result of increased natural gas prices and $36 million in incentive fee rebates from Antero Midstream Corporation received during the nine months ended September 30, 2020 that were not received during the nine months ended September 30, 2021. Processing costs decreased from $0.72 per Mcfe for the nine months ended September 30, 2020 to $0.67 per Mcfe for the nine months ended September 30, 2021, due to a decrease in C3+ NGL volumes as compared to total production volumes between periods, partially offset by increased NGL pipeline and terminaling fees from higher NGL volumes taken in-kind between periods. Transportation costs increased from $0.58 per Mcfe for the nine months ended September 30, 2020 to $0.68 per Mcfe for the nine months ended September 30, 2021 primarily due to increased utilization on higher tariff pipelines to the Midwest and Gulf Coast between periods.

Production and ad valorem tax expense.  Production and ad valorem taxes increased from $71 million for the nine months ended September 30, 2020 to $131 million for the nine months ended September 30, 2021, an increase of $60 million, or 83% primarily due to higher commodity prices between periods and $5 million for the litigation judgment. Production and ad valorem taxes as a percentage of natural gas revenues remained consistent at 6% in each of the nine months ended September 30, 2020 and 2021.

Impairment of oil and gas properties. Impairment of oil and gas properties decreased from $156 million for the nine months ended September 30, 2020 to $70 million for the nine months ended September 30, 2021, a decrease of $86 million, or 55%, primarily related to lower impairments of expiring leases between periods. During both periods, we recognized impairments primarily related to expiring leases as well as design and initial costs related to pads we no longer plan to place into service.

Depletion, depreciation, and amortization expense. DD&A expense decreased from $652 million for the nine months ended September 30, 2020 to $564 million for the nine months ended September 30, 2021, a decrease of $88 million, or 13%, primarily as a result of increased proved reserve volumes between periods due to higher commodity prices as well as lower production volumes between periods. DD&A per Mcfe remained relatively consistent at $0.67 per Mcfe and $0.63 per Mcfe during the nine months ended September 30, 2020 and 2021, respectively.

General and administrative expense. General and administrative expense (excluding equity-based compensation expense) increased from $84 million for the nine months ended September 30, 2020 to $94 million for the nine months ended September 30, 2021, an increase of $10 million, or 11%. The increase was primarily due to higher salary and wage expense between periods, which includes our annual incentive program that was significantly reduced during 2020. We had 520 and 506 employees as of September 30, 2020 and 2021, respectively. On a per-unit basis, general and administrative expense excluding equity-based compensation increased from $0.09 per Mcfe during the nine months ended September 30, 2020 to $0.10 per Mcfe during the nine months ended September 30, 2021 as a result of lower production volumes and higher overall costs between periods.

Equity-based compensation expense. Noncash equity-based compensation expense decreased from $17 million for the nine months ended September 30, 2020 to $15 million for the nine months ended September 30, 2021, primarily due to equity award forfeitures, partially offset by new awards granted to employees. When an equity award is forfeited, expense previously recognized for the award is reversed. See Note 9—Equity Based Compensation and Cash Awards to the unaudited condensed consolidated financial statements for more information on equity-based compensation awards.

Marketing Segment

Marketing. Where feasible, we purchase and sell third-party natural gas and NGLs and market our excess firm transportation capacity, or engage third parties to conduct these activities on our behalf, to optimize the revenues and mitigate costs from these transportation agreements. We have entered into long-term firm transportation agreements for a significant portion of our current and expected future production to secure guaranteed capacity to favorable markets.

Net marketing expenses decreased from $133 million, or $0.14 per Mcfe, for the nine months ended September 30, 2020 to $65 million, or $0.07 per Mcfe, for the nine months ended September 30, 2021. The decrease was driven by higher marketing volumes and margins that mitigated some of our excess firm transportation expense.

Marketing revenues increased from $202 million for the nine months ended September 30, 2020 to $563 million for the nine months ended September 30, 2021, an increase of $361 million due to increased marketing volumes.

Marketing expenses increased from $335 million for the nine months ended September 30, 2020 to $628 million for the nine months ended September 30, 2021, an increase of $293 million, or 87%. Marketing expenses include firm transportation costs related to current excess firm capacity as well as the cost of third-party purchased gas and NGLs. Firm transportation costs included in the expenses above were $122 million and $81 million for the nine months ended September 30, 2020 and 2021, respectively.

Equity Method Investment in Antero Midstream Corporation

Antero Midstream Corporation. Revenue from the Antero Midstream Corporation segment decreased from $697 million for the nine months ended September 30, 2020 to $682 million for the nine months ended September 30, 2021, a decrease of $15 million, or 2%, primarily due to lower fresh water delivery revenue as a result of decreased well completions period-over-period and lower gathering volumes, partially offset by higher compression revenues as a result of increased throughput between periods. Total operating expenses related to the segment decreased from $929 million for the nine months ended September 30, 2020 to $255 million for the nine months ended September 30, 2021, primarily due to impairments by Antero Midstream Corporation during the nine months ended September 30, 2020 of $89 million on its freshwater pipelines and equipment and impairment of goodwill of $575 million. Antero Midstream Corporation’s impairment expense was $2 million for the nine months ended September 30, 2021 due to a lower of cost or market adjustment for pipe inventory.

Items Not Allocated to Segments

Interest expense. Our interest expense decreased from $153 million for the nine months ended September 30, 2020 to $138 million for the nine months ended September 30, 2021 primarily due to the reduction in debt as a result of our debt repurchases of our unsecured senior notes, paydown of our Prior Credit Facility and increased interest income between periods, partially offset by interest that accrued on the (i) 2026 Convertible Notes, which were issued in August 2020 and (ii) 2026 Notes, 2029 Notes and 2030 Notes, each of which was issued after September 30, 2020.

Impairment of equity investment. As of March 31, 2020, we determined that events and circumstances indicated that the carrying value of our equity method investment in Antero Midstream Corporation had experienced an other-than-temporary decline and we recorded an impairment of $611 million. The fair value of the equity method investment in Antero Midstream Corporation was based on the quoted market share price of Antero Midstream Corporation as of March 31, 2020. There was no such impairment for the nine months ended September 30, 2021.

Gain (loss) on early extinguishment of debt. During the nine months ended September 30, 2020, we recognized a gain on early extinguishment of debt of $175 million related to $1.1 billion principal amount of debt that we repurchased at a weighted average discount of 17%. During the nine months ended September 30, 2021, we equitized $206 million aggregate principal amount of our 2026 Convertible Notes in privately negotiated exchange transactions and as a result, we recognized a loss of $61 million which represents the difference between the fair value of the liability component of the 2026 Convertible Notes and the carrying value of such notes. Additionally, during the nine months ended September 30, 2021, we redeemed (i) the remaining balance of $661 million of our 2022 Notes at par, plus accrued and unpaid interest, (ii) the remaining balance of $574 million of our 2023 Notes at par, plus accrued and unpaid interest and (iii) $175 million of our 2026 Notes at a redemption price of 108.375% of par, plus accrued and unpaid interest and recognized a $22 million loss on early extinguishment of debt for such redemptions. See Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements for more information.

Loss on convertible note equitization. During the nine months ended September 30, 2021, we recognized a loss of $51 million for the January Equitization Transactions and the May Equitization Transactions, which represents the consideration paid in excess of the original terms of the 2026 Convertible Notes. See Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements for more information.

Transaction expense. Transaction expense decreased from $7 million for the nine months ended September 30, 2020 to $3 million for the nine months ended September 30, 2021, a decreased of $4 million or 53%. Transaction expense for the nine months ended September 30, 2020 included legal and transaction fees associated with the sale of our overriding royalty interest and the creation of Martica, as well as the VPP transaction. For the nine months ended September 30, 2021, transaction expense included legal and transaction fees associated with the drilling partnership. See Note 3—Transactions to the unaudited condensed consolidated financial statements for more information on these transactions.

Income tax benefit. Income tax benefit decreased from $421 million, with an effective tax rate of 24%, for the nine months ended September 30, 2020 to $338 million, with an effective tax rate of 23%, for the nine months ended September 30, 2021, a decrease of $83 million. The decrease was primarily due to lower loss before income taxes between periods.

Capital Resources and Liquidity

Sources and Uses of Cash

Our primary sources of liquidity have been through net cash provided by operating activities including borrowings under the Prior Credit Facility, issuances of debt and equity securities, and additional contributions from our asset sales program, including our drilling partnership. Our primary use of cash has been for the exploration, development, and acquisition of oil and natural gas properties. As we develop our reserves, we continually monitor what capital resources, including equity and debt financings, are available to meet our future financial obligations, planned capital expenditure activities, and liquidity requirements. Our future success in growing our proved reserves and production will be highly dependent on net cash provided by operating activities and the capital resources available to us. For information about the impacts of COVID-19 on our capital resources and liquidity, see “—COVID-19 Pandemic.”

Based on strip prices as of September 30, 2021, we believe that net cash provided by operating activities, distributions from unconsolidated affiliate, available borrowings under the Credit Facility, capital market transactions and the effects of the drilling partnership will be sufficient to meet our cash requirements, including normal operating needs, debt service obligations, capital expenditures, and commitments and contingencies for at least the next 12 months.

2021 Capital Budget and Capital Spending

On February 17, 2021, we announced our net capital budget for 2021 is $635 million, which includes: $590 million for drilling and completion and $45 million for leasehold expenditures. We do not include acquisitions in our capital budget. We periodically review our capital expenditures and adjust our budget and its allocation based on commodity prices, takeaway constraints, operating cash flow and liquidity, and on July 28, 2021, we announced a $22.5 million increase for our leasehold expenditures for 2021 to reflect accelerated leasing activity focused on organically expanding our core liquids rich inventory. As a result, our total net capital budget for 2021 was revised to $657.5 million.

For the nine months ended September 30, 2021, our total consolidated capital expenditures, which excludes QL’s working interest share of such costs, were approximately $542 million, including drilling and completion costs of $475 million, leasehold acquisitions of $48 million, and other capital expenditures of $19 million.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2020 and 2021:

	Nine Months Ended September 30,
	2020	2021
Net cash provided by operating activities	$492,510	1,184,952
Net cash used in investing activities	(384,063)	(505,455)
Net cash used in financing activities	(108,447)	(679,497)
Net increase in cash and cash equivalents	$—	—

Operating Activities. Net cash provided by operating activities was $493 million and $1.2 billion for the nine months ended September 30, 2020 and 2021, respectively. Net cash provided by operating activities increased primarily due to increases in commodity prices both before and after the effects of settled commodity derivatives, decreased net marketing expense as well as decreased cash utilized for working capital, partially offset by increases in gathering, compression and transportation costs and production and ad valorem taxes between periods.

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

Investing Activities. Cash flows used in investing activities increased from $384 million for the nine months ended September 30, 2020 to $505 million for the nine months ended September 30, 2021, primarily due to $216 million in proceeds from the VPP and $125 million in settlement of the water earnout impacting the nine months ended September 30, 2020, partially offset by a decrease in capital expenditures of $215 million during the nine months ended September 30, 2021 as compared to the same period in 2020.

Financing Activities. Net cash flows used in financing activities increased from $108 million for the nine months ended September 30, 2020 to $679 million for the nine months ended September 30, 2021. During the nine months ended September 30, 2021, we issued $500 million aggregate principal amount of 2026 Notes, $700 million aggregate principal amount of 2029 Notes and $600 million aggregate principal amount of 2030 Notes (net of $23 million of aggregate debt issuance costs), of which proceeds were used to (i) redeem $661 million of our 2022 Notes, which were fully retired, (ii) redeem $574 million of our 2023 Notes, which were fully retired (ii) redeem $175 million of our 2026 Notes and (iv) partially repay borrowings on our Prior Credit Facility. Also, during the nine months ended September 30, 2021, we completed the January Share Offering and the May Share Offering and used the proceeds and approximately $89 million of borrowings under the Prior Credit Facility to repurchase $206 million aggregate principal amount of the 2026 Convertible Notes in privately negotiated transactions. Additionally, during the nine months ended September 30, 2021, we received a $51 million payment from Martica and distributed $65 million to the noncontrolling interest in Martica. During the nine months ended September 30, 2020, we repurchased (i) $1.1 billion principal amount of debt at a weighted average discount of 17% for $900 million of cash and (ii) $43 million of our common stock at weighted average price of $1.54 per share.

Debt Agreements

Senior Secured Revolving Credit Facility

Antero Resources has a senior secured revolving credit facility with a consortium of bank lenders. On October 26, 2021, Antero Resources entered into an amended and restated senior secured revolving credit facility. References to the (i) “Prior Credit Facility” refers to the senior secured revolving credit facility in effect for periods before October 26, 2021, (ii) “New Credit Facility” refers to the senior secured revolving credit facility in effect on or after October 26, 2021 and (ii) “Credit Facility” refers to Prior Credit Facility and New Credit Facility collectively. Borrowings under the New Credit Facility are subject to borrowing base limitations based on the collateral value of our assets and are subject to regular semi-annual redeterminations. As of October 26, 2021, the borrowing base was $3.5 billion and lender commitments were $1.5 billion. The next redetermination of the borrowing base is scheduled to occur in April 2022. The maturity date of the New Credit Facility is the earlier of (i) October 26, 2026 and (ii) the date that is 180 days prior to the earliest stated redemption date of any series of Antero’s senior notes.

As of September 30, 2021, we had $98 million borrowings and had $742 million of letters of credit outstanding under the Prior Credit Facility.

The New Credit Facility provides for borrowing under either an Adjusted Term Secured Overnight Financing Rate (“SOFR”), an Adjusted Daily Simple SOFR or an Alternate Base Rate (each as defined in the New Credit Facility).

The New Credit Facility contains restrictive covenants that may limit our ability to, among other things:

●	incur additional indebtedness;
●	sell assets;
●	make loans to others;
●	make investments;
●	enter into mergers;
●	pay dividends;
●	hedge future production;
●	incur liens; and
●	engage in certain other transactions without the prior consent of the lenders.

The New Credit Facility also requires us to maintain the following financial ratios (subject to certain exceptions): The current ratio and the leverage ratio shall be tested quarterly commencing with the quarter ending December 31, 2021.

●	a minimum consolidated current ratio of 1.0 to 1.0 at the end of each fiscal quarter; and
●	a maximum leverage ratio of total debt to EBITDAX for the trailing four quarter period of 4.00 to 1.00 at the end of each fiscal quarter.

We were in compliance with the applicable covenants and ratios as of December 31, 2020 and September 30, 2021 under the Prior Credit Facility. As of September 30, 2021, our current ratio was 2.7 to 1.0 and our interest coverage ratio was 15.0 to 1.0.

See Note 7—Long Term Debt to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on our Credit Facility.

Senior Notes and Convertible Senior Notes

See Note 7—Long Term Debt to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2020 Form 10-K for information on our senior notes.

Non-GAAP Financial Measures

Adjusted EBITDAX is a non-GAAP financial measure that we define as net income (loss), including noncontrolling interests, before interest expense, interest income, gains or losses from commodity derivatives, amortization of deferred revenue, gain on sale of assets but including net cash receipts or payments on derivative instruments included in derivative gains or losses other than proceeds from and payments for derivative monetizations, income taxes, impairments, depletion, depreciation, amortization, and accretion, exploration expense, equity-based compensation, gain (loss) on early extinguishment of debt, contract termination and rig stacking costs, equity in earnings (loss) of unconsolidated affiliate, transaction fees and loss on convertible note equitization.

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

The following table represents a reconciliation of our net income (loss), including noncontrolling interest, to Adjusted EBITDAX and a reconciliation of our Adjusted EBITDAX to net cash provided by operating activities per our unaudited condensed consolidated statements of cash flows, in each case, for the three and nine months ended September 30, 2020 and 2021 (in thousands). Adjusted EBITDAX also excludes the noncontrolling interests in Martica and these adjustments are disclosed in the table below as Martica related adjustments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Reconciliation of net loss to Adjusted EBITDAX:
Net loss and comprehensive loss attributable to Antero Resources Corporation	$(535,613)	(549,318)	(1,337,727)	(1,088,284)
Net loss and comprehensive loss attributable to noncontrolling interests	(18,233)	(17,257)	(17,997)	(23,846)
Unrealized commodity derivative losses	748,791	834,334	875,811	1,774,410
Payments for (proceeds from) derivative monetizations	(18,073)	—	(18,073)	4,569
Amortization of deferred revenue, VPP	(5,175)	(11,404)	(5,175)	(33,833)
Loss on sale of assets	—	(539)	—	(2,827)
Interest expense, net	48,043	45,414	152,956	138,120
Loss (gain) on early extinguishment of debt	(55,633)	16,567	(175,365)	82,836
Loss on convertible note equitizations	—	—	—	50,777
Provision for income tax benefit	(168,778)	(158,656)	(421,167)	(337,568)
Depletion, depreciation, amortization, and accretion	239,533	183,638	655,460	567,113
Impairment of oil and gas properties	29,392	26,253	155,962	69,618
Impairment of equity method investment	—	—	610,632	—
Exploration expense	454	235	895	6,092
Equity-based compensation expense	5,699	5,298	17,001	15,189
Equity in (earnings) loss of unconsolidated affiliate	(24,419)	(21,450)	83,408	(57,621)
Dividends from unconsolidated affiliate	42,755	31,285	128,267	105,325
Contract termination and rig stacking	1,246	3,370	12,317	4,305
Transaction expense	524	626	6,662	3,102
	290,513	388,396	723,867	1,277,477
Martica related adjustments (1)	(18,072)	(30,197)	(21,172)	(80,436)
Adjusted EBITDAX	$272,441	358,199	702,695	1,197,041

Reconciliation of our Adjusted EBITDAX to net cash provided by operating activities:
Adjusted EBITDAX	$272,441	358,199	702,695	1,197,041
Martica related adjustments (1)	18,072	30,197	21,172	80,436
Interest expense, net	(48,043)	(45,414)	(152,956)	(138,120)
Exploration expense	(454)	(235)	(895)	(6,092)
Changes in current assets and liabilities	(80,308)	(28,316)	(78,891)	53,541
Transaction expense	(524)	(626)	(6,662)	(3,102)
Proceeds from (payments for) derivative monetizations	18,073	—	18,073	(4,569)
Other items	(3,387)	(1,125)	(10,026)	5,817
Net cash provided by operating activities	$175,870	312,680	492,510	1,184,952
(1)	Adjustments reflect noncontrolling interests in Martica not otherwise adjusted in amounts above.

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

Based on future prices as of September 30, 2021, the estimated undiscounted future net cash flows exceeded the carrying amount and no further evaluation was required. We have not recorded any impairment expenses associated with our proved properties during the three and nine months ended September 30, 2020 and 2021.

Estimated undiscounted future net cash flows are very sensitive to commodity price swings at current commodity price levels and a relatively small decline in prices could result in the carrying amount exceeding the estimated undiscounted future net cash flows at the end of a future reporting period, which would require us to further evaluate if an impairment charge would be necessary. If future prices decline from September 30, 2021, the fair value of our properties may be below their carrying amounts and an impairment charge may be necessary. We are unable, however, to predict future commodity prices with any reasonable certainty.

New Accounting Pronouncements

See Note 2—Summary of Significant Accounting Policies to the unaudited condensed consolidated financial statements for information on new accounting pronouncements.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off balance sheet arrangements other than contractual commitments for firm transportation, gas processing and fractionation, gathering, and compression services and land payment obligations. See Note 13—Commitments to the unaudited condensed consolidated financial statements for further information on off balance sheet arrangements.

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

Our financial hedging activities are intended to support natural gas, NGLs, and oil prices at targeted levels and to manage our exposure to natural gas, NGLs, and oil price fluctuations. These contracts may include commodity price swaps whereby we will receive a fixed price and pay a variable market price to the contract counterparty, collars that set a floor and ceiling price for the hedged production, basis differential swaps or embedded options. These contracts are financial instruments and do not require or allow for physical delivery of the hedged commodity. As of September 30, 2021, our commodity derivatives included fixed price swaps and basis differential swaps at index-based pricing.

As of September 30, 2021, we had in place natural gas swaps covering portions of our projected production through 2023. Our commodity hedge position as of September 30, 2021 is summarized in Note 11—Derivative Instruments to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Under the Credit Facility, we are permitted to hedge up to 75% of our projected production for the next 60 months. We may enter into hedge contracts with a term greater than 60 months, and for no longer than 72 months, for up to 65% of our estimated production. Based on our production and our fixed price swap contracts and embedded put option that settled during the nine months ended September 30, 2021, our revenues would have decreased by approximately $22 million for each $0.10 decrease per MMBtu in natural gas prices and $1.00 decrease per Bbl in oil and NGLs prices, excluding the effects of changes in the fair value of our derivative positions which remain open as of September 30, 2021.

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

Mark-to-market adjustments of derivative instruments cause earnings volatility but have no cash flow impact relative to changes in market prices until the derivative contracts are settled or monetized prior to settlement. We expect continued volatility in the fair value of our derivative instruments. Our cash flows are only impacted when the associated derivative contracts are settled or monetized by making or receiving payments to or from the counterparty. As of September 30, 2021, the estimated fair value of our commodity derivative instruments was a net liability of $1.7 billion comprised of current and noncurrent assets and liabilities. As of December 31, 2020, the estimated fair value of our commodity derivative instruments was a net asset of $22 million comprised of current and noncurrent assets and liabilities.

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

Counterparty and Customer Credit Risk

Our principal exposures to credit risk are through receivables resulting from the following: commodity derivative contracts ($15 million as of September 30, 2021); and the sale of our natural gas, NGLs and oil production ($556 million as of September 30, 2021), which we market to energy companies, end users, and refineries.

By using derivative instruments that are not traded on an exchange to hedge exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties. Credit risk is the potential failure of a counterparty to perform under the terms of a derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions that management deems to be competent and competitive market makers. The creditworthiness of our counterparties is subject to periodic review. We have commodity hedges in place with 17 different counterparties, 13 of which are lenders under our Prior Credit Facility. As of September 30, 2021, we did not have any derivative assets by bank counterparties under our Prior Credit Facility. The estimated fair value of our commodity derivative assets has been risk-adjusted using a discount rate based upon the counterparties’ respective published credit default swap rates (if available, or if not available, a discount rate based on the applicable Reuters bond rating) as of September 30, 2021 for each of the European and American banks. We believe that all of these institutions, currently, are acceptable credit risks. Other than as provided by the Prior Credit Facility, we are not required to provide credit support or collateral to any of our counterparties under our derivative contracts, nor are they required to provide credit support to us. As of September 30, 2021, we did not have any past-due receivables from, or payables to, any of the counterparties to our derivative contracts.

We are also subject to credit risk due to the concentration of our receivables from several significant customers for sales of natural gas, NGLs, and oil. We generally do not require our customers to post collateral. The inability or failure of our significant customers to meet their obligations to us, or their insolvency or liquidation, may adversely affect our financial results.

Interest Rate Risks

Our primary exposure to interest rate risk results from outstanding borrowings under the Prior Credit Facility, which has a floating interest rate. The average annualized interest rate incurred on the Prior Credit Facility during the nine months ended September 30, 2021 was approximately 4.18%. We estimate that a 1.0% increase in the applicable average interest rates for the nine months ended September 30, 2021 would have resulted in an estimated $1.5 million increase in interest expense.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2021 at a level of reasonable assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities

Issuer Purchases of Equity Securities

The following table sets forth our share purchase activity for each period presented:

Total Number
			of Shares	Approximate
			Repurchased	Dollar Value
			as Part of	of Shares
	Total Number		Publicly	that May
	of Shares	Average Price	Announced	Yet be Purchased
Period	Purchased	Paid Per Share	Plans	Under the Plan
July 1, 2021 - July 31, 2021 (1)	241,703	$13.12	—	$—
August 1, 2021 - August 31, 2021	—	—	—	—
September 1, 2021 - September 30, 2021	—	—	—	—
Total	241,703	$13.12	—	$—
(1)	The total number of shares purchased represent shares of our common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of restricted stock and RSUs held by our employees.

ITEM 5. OTHER INFORMATION

Amended and Restated Credit Facility

On October 26, 2021, we entered into an amendment and restatement of the Prior Credit Facility. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Debt Agreements—Senior Secured Revolving Credit Facility” for a description of the New Credit Facility. The description of the New Credit Facility is a summary and is qualified in its entirety by the terms of the New Credit Facility. A copy of the New Credit Facility is filed as Exhibit 10.1 hereto, and is incorporated herein by reference.

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

10.1*

Sixth Amended and Restated Credit Facility, dated as of October 26, 2021, by and among Antero Resources Corporation, as Borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent

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
101*

The following financial information from this Quarterly Report on Form 10-Q of Antero Resources Corporation for the quarter ended September 30, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

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

ANTERO RESOURCES CORPORATION

By:	/s/ MICHAEL N. KENNEDY
Michael N. Kennedy
Chief Financial Officer and Senior Vice President–Finance

Date:	October 27, 2021