Form 10-K
period 2021-12-31
ANTERO RESOURCES Corp
filed 2022-02-16
CIK 1433270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ⌧

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $4.3 billion based on the $15.03 per share closing price of Antero Resources Corporation’s common stock as reported on that day on the New York Stock Exchange.

The registrant had 314,706,678 shares of common stock outstanding as of February 11, 2022.

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

“Bbl.” One stock tank barrel, of 42 U.S. gallons liquid volume, used herein in reference to crude oil, condensate, NGLs or water.

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

“Credit Facility.” The Prior Credit Facility and the New Credit Facility collectively.

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

“ESG.” Environmental, social and governance.

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

“Fresh water.” Water that is either (i) raw fresh water or (ii) produced or flowback water that has been treated, including through blending operations.

“Gross acres or gross wells.” The total acres or wells, as the case may be, in which a working interest is owned.

“GHG.” Greenhouse gas.

“Horizontal drilling.” A drilling technique where a well is drilled vertically to a certain depth and then drilled along a horizontal path oriented at approximately 85 to 95 degrees from a vertical direction within a specified interval.

“Joint Venture.” The joint venture entered into on February 6, 2017 between Antero Midstream Partners LP (“Antero Midstream Partners”), a wholly owned subsidiary of Antero Midstream and MarkWest, a wholly owned subsidiary of MPLX, LP, to develop processing and fractionation assets in Appalachia.

“Liquids-rich.” Natural gas with a heating value of at least 1,100 Btu per Mcf.

“LPG.” Liquefied petroleum gas consisting of propane and butane.

“MarkWest.” MarkWest Energy Partners, L.P.

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

“MMcfe/d.” MMcfe per day.

“Net acres.” The percentage of total acres an owner has out of a particular number of gross acres, or a specified tract. An owner who has 50% working interest in 100 gross acres owns 50 net acres.

“Net well.” The percentage ownership interest in a well that an owner has based on the working interest. An owner who has a 50% working interest in a well has a 0.50 net well.

“New Credit Facility.” The senior secured revolving credit facility in effect on and after October 26, 2021.

“NGLs.” Natural gas liquids. Hydrocarbons found in natural gas that may be extracted as purity products such as ethane, propane, isobutane, normal butane and natural gasoline.

“NYMEX.” The New York Mercantile Exchange.

“Prior Credit Facility.” The senior secured revolving credit facility in effect for periods before October 26, 2021.

“Potential well locations.” Total gross locations that we may be able to drill on our existing acreage. Actual drilling activities may change depending on the availability of capital, regulatory approvals, seasonal restrictions, natural gas, NGLs and oil prices, costs, drilling results, and other factors.

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

“Proved reserves.” The estimated quantities of natural gas, NGLs and oil that geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions.

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

“Simplification Transactions.” On March 12, 2019, pursuant to the Simplification Agreement, dated as of October 9, 2018, by and among Antero Midstream GP LP (“AMGP”), Antero Midstream Partners LP (“Antero Midstream Partners”) and certain of Antero Midstream Partners’ affiliates (the “Simplification Agreement”) (i) AMGP was converted from a limited partnership to a corporation under the laws of the State of Delaware and changed its name to Antero Midstream Corporation (together with its consolidated subsidiaries, as appropriate, “Antero Midstream”), and (ii) an indirect, wholly owned subsidiary of Antero Midstream was merged with and into Antero Midstream Partners, with Antero Midstream Partners surviving the merger as an indirect, wholly owned subsidiary of Antero Midstream.

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

“Strip prices.” The daily settlement prices of commodity futures contracts, such as those for natural gas, NGLs and oil. Strip prices represent the prices at which a given commodity can be sold at specified future dates, which may not represent actual market prices available upon such date in the future.

“Swaption.” An instrument that provides the holder with the right, but not the obligation, to enter into a fixed price swap at a specified future date.

“Tcf.” One trillion cubic feet of natural gas.

“Tcfe.” One trillion cubic feet of natural gas equivalent with one barrel of oil, condensate, or NGLs converted to six thousand cubic feet of natural gas.

“Undeveloped acreage.” Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas, NGLs and oil regardless of whether such acreage contains proved reserves.

“Working interest.” The right granted to the lessee of a property to explore for and to produce and own natural gas or other minerals. The working interest owners bear the exploration, development, and operating costs on either a cash, penalty, or carried basis.

“WTI.” West Texas Intermediate light sweet crude oil.

v

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this Annual Report on Form 10-K may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements, other than statements of historical fact included in this Annual Report on Form 10-K, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward looking statements.  Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements, although not all forward-looking statements contain such identifying words.  When considering these forward-looking statements, investors should keep in mind the risk factors and other cautionary statements in this Annual Report on Form 10-K.  These forward-looking statements are based on management’s current beliefs, based on currently available information, as to the outcome and timing of future events. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

●	our ability to execute our business strategy;
●	our production and oil and gas reserves;
●	our financial strategy, liquidity and capital required for our development program;
●	our ability to obtain debt or equity financing on satisfactory terms to fund additional acquisitions, expansion projects, working capital requirements and the repayment or refinancing of indebtedness;
●	ability to successfully complete our share repurchase program;
●	natural gas, NGLs and oil prices;
●	impacts of world health events, including the coronavirus (“COVID-19”) pandemic;
●	timing and amount of future production of natural gas, NGLs and oil;
●	our hedging strategy and results;
●	our ability to meet minimum volume commitments and to utilize or monetize our firm transportation commitments;
●	our future drilling plans;
●	our projected well costs and cost savings initiatives, including with respect to water handling services provided by Antero Midstream Corporation;
●	competition and government regulations;
●	pending legal or environmental matters;
●	marketing of natural gas, NGLs and oil;
●	leasehold or business acquisitions;
●	costs of developing our properties;
●	operations of Antero Midstream Corporation;
●	general economic conditions;
●	credit markets;
●	expectations regarding the amount and timing of jury awards;

●	uncertainty regarding our future operating results; and
●	our other plans, objectives, expectations and intentions contained in this Annual Report on Form 10-K.

We caution investors that these forward-looking statements are subject to all of the risks and uncertainties incidental to our business, most of which are difficult to predict and many of which are beyond our control.  These risks include, but are not limited to, commodity price volatility, inflation, availability of drilling, completion and production equipment and services, environmental risks, drilling and completion and other operating risks, marketing and transportation risks, regulatory changes, the uncertainty inherent in estimating natural gas, NGLs and oil reserves and in projecting future rates of production, cash flows and access to capital, the timing of development expenditures, conflicts of interest among our stockholders, impacts of world health events (including the COVID-19 pandemic), cybersecurity risks and the other risks described under the heading “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

Reserve engineering is a process of estimating underground accumulations of natural gas, NGLs and oil that cannot be measured in an exact manner.  The accuracy of any reserve estimate depends on the quality of available data, the interpretation of such data, and the price and cost assumptions made by reservoir engineers.  In addition, the results of drilling, testing, and production activities, or changes in commodity prices, may justify revisions of estimates that were made previously.  If significant, such revisions would change the schedule of any further production and development drilling.  Accordingly, reserve estimates may differ significantly from the quantities of natural gas, NGLs and oil that are ultimately recovered.

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

SUMMARY RISK FACTORS

Commodity Prices

●	Natural gas, NGLs and oil price volatility, or a substantial or prolonged period of low natural gas, NGLs and oil prices, may adversely affect our business, financial condition or results of operations and our ability to meet our capital expenditure obligations and financial commitments.
●	Historically, we have received significant incremental cash flows as a result of our hedging activity. To the extent we are unable to obtain future hedges at effective prices consistent with those we have received to date and commodity prices do not improve, our cash flows may be adversely impacted. Furthermore, our derivative activities could result in financial losses or could reduce our earnings. In certain circumstances, we may have to make cash payments under our hedging arrangements and these payments could be significant.
●	If commodity prices decrease to a level such that our future undiscounted cash flows from our properties are less than their carrying value, we will be required to take write-downs of the carrying values of our properties.
●	The imbalance between the supply of and demand for oil, natural gas and NGLs at the beginning of the COVID-19 pandemic caused extreme market volatility, increased costs and decreased availability of storage capacity.

Reserves

●	The development of our estimated proved undeveloped reserves may take longer and may require higher levels of capital expenditures than we currently anticipate. Therefore, our estimated proved undeveloped reserves may not be ultimately developed or produced.
●	Reserve estimates depend on many assumptions that may turn out to be inaccurate. Any material inaccuracies in our reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.
●	Unless we replace our reserves with new reserves and develop those reserves, our reserves and, eventually, production will decline, which would adversely affect our future cash flows and results of operations.
●	Approximately 54% of our net leasehold acreage is undeveloped, and that acreage may not ultimately be developed or become commercially productive, which could cause us to lose rights under our leases as well as have a material adverse effect on our oil and natural gas reserves and future production and, therefore, our future cash flows and income.

Business Operations

●	Drilling for and producing oil and gas are high risk activities with many uncertainties that could adversely affect our business, financial condition or results of operations.
●	Properties that we decide to drill may not yield natural gas, NGLs or oil in commercially viable quantities, which may adversely affect our financial condition, results of operations and cash flows.
●	Market conditions or operational impediments, such as the unavailability of satisfactory transportation arrangements, may hinder our access to natural gas, NGLs and oil markets or delay our production.
●	Our ability to produce natural gas, NGLs and oil economically and in commercial quantities is dependent on the availability of adequate supplies of water for drilling and completion operations and access to water and waste disposal or recycling facilities and services at a reasonable cost. Restrictions on our ability to obtain water or dispose of produced water and other waste may have an adverse effect on our financial condition, results of operations and cash flows.
●	Our failure to develop, obtain, access or maintain the necessary infrastructure to successfully deliver natural gas, NGLs and oil to market may adversely affect our business, financial condition or results of operations.
●	Increased attention to ESG matters and conservation measures may adversely impact our business.

●	A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, may materially adversely affect our business.

Customer Concentration and Credit Risk

●	Our hedging transactions expose us to counterparty credit risk and may become more costly or unavailable to us.

Vendor Risks

●	We are required to pay fees to our service providers based on minimum volumes under long-term contracts regardless of actual volume throughput.
●	Interruptions in operations at facilities that process and fractionate our gas may adversely affect our business, financial condition and results of operations.

Acquisitions, Divestitures and Takeovers

●	Our certificate of incorporation and bylaws, as well as Delaware law, contain provisions that could discourage acquisition bids or merger proposals, which may adversely affect the market price of our common stock.

Capital Structure and Access to Capital

●	Our exploration and development projects require substantial capital expenditures. We may be unable to obtain required capital or financing on satisfactory terms, which could lead to a decline in our oil and gas reserves.
●	We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
●	The borrowing base under the Credit Facility may be reduced if commodity prices decline, which could hinder or prevent us from meeting our future capital needs. We may also be required to post additional collateral as financial assurance of our performance under certain contractual arrangements, which could adversely impact available liquidity under our Credit Facility.
●	Restrictions in our existing and future debt agreements could limit our growth and our ability to engage in certain activities.

Compliance with Regulations

●	Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing as well as governmental reviews of such activities could result in increased costs and additional operating restrictions or delays in the completion of oil and natural gas wells and adversely affect our production.
●	Our operations may be exposed to significant delays, costs and liabilities as a result of environmental and occupational health and safety requirements applicable to our business activities.
●	We are subject to complex federal, state, local and other laws and regulations that could adversely affect the cost, manner or feasibility of conducting our operations or expose us to significant liabilities.
●	Our operations are subject to a series of risks related to climate change that could result in increased operating costs, limit the areas in which we may conduct oil and natural gas exploration and production activities, and reduce demand for our products.

PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

Our Company and Organizational Structure

Antero Resources Corporation (individually referred to as “Antero”) and its consolidated subsidiaries (collectively referred to as “Antero Resources,” the “Company,” “we,” “us” or “our”) are engaged in the development, production, exploration and acquisition of natural gas, NGLs and oil properties located in the Appalachian Basin. The Company targets large, repeatable resource plays where horizontal drilling and advanced fracture stimulation technologies provide the means to economically develop and produce natural gas, NGLs and oil from unconventional formations. As of December 31, 2021, we held approximately 502,000 net acres of natural gas, NGLs and oil properties located in the Appalachian Basin primarily in West Virginia and Ohio. Our corporate headquarters is in Denver, Colorado.

Ownership in Antero Midstream

Antero Midstream Corporation (“Antero Midstream”) is a growth-oriented midstream energy company formed to own, operate and develop midstream energy assets that primarily service our production and completion activity in the Appalachian Basin. Antero Midstream’s assets consist of gathering systems and compression facilities, water handling and blending facilities, and interests in processing and fractionation plants, through which it provides services to us under long-term contracts. As of December 31, 2021, we owned 29.1% of Antero Midstream’s common stock.

We consolidated Antero Midstream Partners, a wholly owned subsidiary of Antero Midstream, in our consolidated financial statements through March 12, 2019, and as a result of the Simplification Transactions, we now have an interest in Antero Midstream that provides significant influence, but not control, over Antero Midstream. Thus, effective March 13, 2019, we no longer consolidate Antero Midstream Partners in our consolidated financial statements and account for our interest in Antero Midstream using the equity method of accounting. See Note 3—Deconsolidation of Antero Midstream Partners LP to the consolidated financial statements for more information on the Simplification Transactions.

General

The following table provides a summary of selected data for our Appalachian Basin natural gas, NGLs and oil assets as of the date and for the period indicated.

						Three Months Ended
	As of December 31, 2021					December 31, 2021
					Gross	Average
	Proved		Net Proved		Potential	Net Daily
	Reserves (1) (2)	PV-10 (3)	Developed	Total	Drilling	Production
	(Bcfe)	(in millions)	Wells (4)	Net Acres	Locations (5)	(MMcfe/d)
Appalachian Basin	17,729	$16,548	1,283	501,656	2,083	3,191
Discounted future income taxes		(3,115)
Standardized Measure (6)		$13,433
(1)	Estimated proved reserve volumes and values were calculated assuming partial ethane recovery, with rejection of the remaining ethane and using the unweighted twelve-month average of the first-day-of-the-month prices for the period ended December 31, 2021, which were $3.73 per MMBtu for natural gas based on a $3.84 per MMBtu NYMEX reference price, $14.43 per Bbl for ethane, $48.12 per Bbl for C3+ NGLs and $58.61 per Bbl for oil for the Appalachian Basin based on a $66.34 per Bbl WTI reference price.
(2)	Proved reserves for the noncontrolling interest in Martica Holdings LLC (“Martica”) as of December 31, 2021 were 167 Bcfe.
(3)	PV-10 is a non-GAAP financial measure. We believe that the presentation of PV-10 is relevant and useful to our investors as supplemental disclosure to the standardized measure of future net cash flows, or after-tax amount, because it presents the discounted future net cash flows attributable to our proved reserves prior to taking into account future corporate income taxes and our current tax structure. While the standardized measure is dependent on the unique tax situation of each company, PV-10 is based on a pricing methodology and discount factors that are consistent for all companies. Because of this, PV-10 can be used within the industry and by creditors and securities analysts to evaluate estimated net cash flows from proved reserves on a more comparable basis. The difference between the standardized measure and the PV-10 amount is the discounted amount of estimated future income taxes. Future income taxes are not basin specific, and therefore, the standardized measure is only at a company level. See Note 20—Supplemental Information on Oil and Gas Producing Activities to the consolidated financial statements for more information about the calculation of standardized measure.
(4)	Excludes certain vertical wells with no proved reserves booked that were primarily acquired in conjunction with leasehold acreage acquisitions.

(5)	Gross potential drilling locations are comprised of 276 locations classified as proved undeveloped, 1,807 locations classified as probable and possible. See “Item 1A. Risk Factors” for risks and uncertainties related to developing our potential well locations contained in our proved, probable and possible reserve categories.
(6)	Standardized measure of discounted future net cash flows for the noncontrolling interest in Martica as of December 31, 2021 was $501 million.

For the year ended December 31, 2021, our total consolidated capital expenditures were approximately $749 million, including drilling and completion expenditures of $627 million, leasehold additions of $79 million and other capital expenditures of $43 million. Our net capital budget for 2022 is $740 million to $775 million. Our budget includes: a range of $675 million to $700 million for drilling and completion and a range of $65 million to $75 million for leasehold expenditures. We do not budget for acquisitions. During 2022, we plan to complete 60 to 65 net horizontal wells in the Appalachian Basin. We periodically review our capital expenditures and adjust our budget and its allocation based on liquidity, drilling results, leasehold acquisition opportunities and commodity prices.

Business Strategy and Competitive Strengths

Experienced Management Team

Our management team has worked together for many years and has established a successful track record of reserve and production growth as well as significant expertise in unconventional resource plays. We intend to leverage our team’s experience delineating and developing natural gas resource plays to continue developing our reserves and production, primarily on our existing multi-year project inventory.

Strong Balance Sheet and Sustainable Leverage Profile

We are focused on maintaining a strong balance sheet, which includes total debt reduction from historic levels and maintaining a sustainable leverage profile. As of December 31, 2021, we had total debt of $2.1 billion, which is a reduction of $876 million from December 31, 2020. See Note 8—Long-Term Debt to the consolidated financial statements and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Debt Agreements” for further information on our outstanding debt and debt agreements.

Focused, Long-Lived Asset Base with Sufficient Takeaway Capacity

We have assembled a portfolio of long-lived properties that are characterized by what we believe to be low geologic risk and repeatability. Our drilling opportunities are focused in the Appalachian Basin where we have a substantial inventory of liquids-rich locations. Additionally, we have secured sufficient long-term firm takeaway capacity on major pipelines in our core operating area to accommodate our current development plans.

Integrated Business Platform

We operate in the following reportable segments: (i) the exploration, development and production of natural gas, NGLs and oil; (ii) marketing of excess firm transportation capacity; and (iii) midstream services through our equity method investment in Antero Midstream. As described above and elsewhere in this Annual Report on Form 10-K, effective March 13, 2019, the results of Antero Midstream Partners are no longer consolidated in our results. See Note 18—Reportable Segments to the consolidated financial statements for further discussion on our industry segment operations.

Culture of Continuous Improvement and Responsible Stewardship

We are committed to a culture of continuous improvement, which serves as our foundation to develop and achieve our ESG goals as well as further our goal of environmental stewardship.  Innovation, collaboration, technology and establishing meaningful goals have enabled us to improve our safety record, partner with Antero Midstream to recycle or reuse a substantial majority of our produced and flowback water and further our commitment to lowering GHG emissions intensity across our operations.  We believe natural gas is key to the energy transition because of its ability to provide energy security to developing nations and replace more GHG-intensive sources of fuel. We embrace our role in supporting the goal of a low-carbon future and seek to build upon past GHG emission reduction efforts.  Our 2020 ESG Report, available on our website at www.anteroresources.com/community-sustainability, includes more information on our ESG goals, as well as specific initiatives we have in place to help achieve these goals.  Our 2020 ESG Report and other information on our website is not incorporated into this Annual Report on Form 10-K or our other filings with the SEC and is not a part of them. Additionally, see “—Regulation of Environmental and Occupational Safety and Health Matters” for more information on GHG emissions and  “Item 1A.  Risk Factors” for risks and uncertainties related to our business operations.

Hedge Program

We maintain an active hedging program designed to mitigate volatility in commodity prices and to protect certain of our expected future cash flows for our future operations and capital spending plans. As of December 31, 2021, we had fixed price swap contracts in place for January 1, 2022 through December 31, 2023 for 438 Bcf of our projected natural gas production at a weighted average index price of $2.49 per MMBtu and a swaption agreement for the year ending December 31, 2024 for 156 Bcf of natural gas production at a weighted average index price of $2.77 per MMBtu. These hedging contracts include contracts for the year ending December 31, 2022 of 422 Bcf of natural gas at a weighted average price of $2.50 per MMBtu. Additionally, we have basis swaps in place for January 1, 2022 through December 31, 2024 for 58 Bcf of our projected natural gas production with pricing differentials ranging from $0.414 to $0.53 per MMBtu. As of December 31, 2021, the estimated fair value of our commodity net derivative contracts was a liability of $727 million. See Note 12—Derivative Instruments to the consolidated financial statements for more information on our current hedge position.

Asset Sales Program

Drilling Partnership

On February 17, 2021, we announced the formation of a drilling partnership with QL Capital Partners (“QL”), an affiliate of Quantum Energy Partners, for our 2021 through 2024 drilling program. Under the terms of the arrangement, each year in which QL participates represents an annual tranche, and QL will be conveyed a working interest in any wells spud by us during such tranche year. For 2021 and 2022, together with QL, we agreed to the estimated internal rate of return (“IRR”) of our capital budget for each annual tranche, and QL agreed to participate in the 2021 and 2022 tranches. For each subsequent year through 2024, we will propose a capital budget and estimated IRR for all wells to be spud during such year and, subject to the mutual agreement of the parties that the estimated IRR for the year exceeds a specified return, QL will be obligated to participate in such tranche. We develop and manage the drilling program associated with each tranche, including the selection of wells. Additionally, for each annual tranche in which QL participates, together with QL, we will enter into assignments, bills of sale and conveyances pursuant to which QL will be conveyed a proportionate working interest percentage in each well spud in that year, which conveyances will not be subject to any reversion.

Under the terms of the arrangement, QL funded approximately 20% of development capital for wells spud in 2021 and (i) is expected to fund approximately 15% of development capital for wells spud in 2022 and (ii) between 15% and 20% of development capital for wells spud in each of 2023 and 2024, which funding amounts represent QL’s proportionate working interest in such wells. Additionally, we may receive a carry in the form of a one-time payment from QL for each annual tranche if the IRR for such tranche exceeds certain specified returns, which will be determined no earlier than October 31 and no later than December 1 following the end of each tranche year. Capital costs in excess of, and cost savings below, a specified percentage of budgeted amounts for each annual tranche will be for our account. Subject to the preceding sentence, for any wells included in a tranche, QL is obligated and responsible for its working interest share of costs and liabilities, and is entitled to its working interest share of revenues, associated with such wells for the life of such wells. If we present a capital budget for an annual tranche with an estimated IRR equal to or exceeding a specified return that QL in good faith believes is less than such specified return and QL elects not to participate, we will not be obligated to offer QL the opportunity to participate in subsequent annual tranches. See Note 4—Transactions to the consolidated financial statements for more information.

Overriding Royalty Interest Additional Contributions
On June 15, 2020, we announced the consummation of a transaction with an affiliate of Sixth Street Partners, LLC (“Sixth Street”) relating to certain overriding royalty interests across our existing asset base (the “ORRIs”).  In connection with the transaction, we contributed the ORRIs to a newly formed subsidiary, Martica, and Sixth Street at the initial closing contributed $300 million in cash (subject to customary adjustments) and agreed to contribute up to an additional $102 million in cash if certain production thresholds attributable to the ORRIs are achieved in the third quarter of 2020 and first quarter of 2021.  All cash contributed by Sixth Street was distributed to us.  We met the applicable production thresholds related to the third quarter of 2020 and first quarter of 2021 as of September 31, 2020 and March 31, 2021, respectively. We received a $51 million cash distribution during each of the years ended December 31, 2020 and 2021.  See Note 4—Transactions to the consolidated financial statements for more information.

Our Properties and Operations

Reserves

The table below summarizes our estimated proved reserves as of December 31, 2020 and 2021, which were prepared assuming partial ethane recovery, and rejection of the remaining ethane. When ethane is rejected at the processing plant, it is left in the gas stream and sold with the methane gas.

			Oil and		Percentage
	Natural Gas	NGLs	Condensate	Equivalents	of Proved
	(Bcf)	(MMBbl)	(MMBbl)	(Bcfe)	Reserves
As of December 31, 2020 (1)
Proved developed reserves (2)	6,901	810	19	11,873	67%
Proved undeveloped reserves (3)	3,124	426	14	5,762	33%
Total	10,025	1,236	33	17,635	100%

As of December 31, 2021 (1)
Proved developed reserves (2)	7,395	876	17	12,753	72%
Proved undeveloped reserves (3)	2,809	343	19	4,976	28%
Total	10,204	1,219	36	17,729	100%
(1)	Unweighted 12 month average prices of the first-day-of-the-month for the period ended December 31, 2020 were $1.82 per MMBtu for natural gas, $9.30 per Bbl for ethane, $21.90 per Bbl for C3+ NGLs and $30.03 per Bbl for oil for the Appalachian Basin based on a $39.72 WTI reference price. Unweighted 12 month average prices of the first-day-of-the-month for the period ended December 31, 2021 were $3.73 per MMBtu for natural gas, $14.43 per Bbl for ethane, $48.12 per Bbl for C3+ NGLs and $58.61 per Bbl for oil for the Appalachian Basin based on a $66.34 WTI reference price.
(2)	Proved developed reserves for the noncontrolling interest in Martica as of December 31, 2020 were 181 Bcfe, which consisted of 110 Bcf of natural gas, 11 MMBbl of NGLs and 0.3 MMBbl of oil and condensate. Proved developed reserves for the noncontrolling interest in Martica as of December 31, 2021 were 133 Bcfe, which consisted of 78 Bcf of natural gas, 9 MMBbl of NGLs and 0.2 MMBbl of oil and condensate.
(3)	Proved undeveloped reserves for the noncontrolling interest in Martica as of December 31, 2020 were 73 Bcfe, which consisted of 49 Bcf of natural gas, 4 MMBbl of NGLs and 0.2 MMBbl of oil and condensate. Proved undeveloped reserves for the noncontrolling interest in Martica as of December 31, 2021 were 34 Bcfe, which consisted of 23 Bcf of natural gas, 2 MMBbl of NGLs and 0.2 MMBbl of oil and condensate.

Proved Reserves

The following table summarizes the changes in our estimated proved reserves during 2021 (in Bcfe):

Proved reserves, December 31, 2020	17,635
Extensions, discoveries, and other additions	472
Performance revisions	565
Revisions to five-year development plan	651
Price revisions	149
Revisions to ethane recovery	121
Sales of reserves in place	(670)
Production	(1,194)
Proved reserves, December 31, 2021	17,729

Extensions and discoveries of 472 Bcfe of proved reserves resulted from delineation and developmental drilling in the Appalachian Basin. Performance revisions resulted in a net upward revision of 565 Bcfe. Revisions to five-year development plan of 651 Bcfe include an upward revision of 1,475 Bcfe for previously proved undeveloped properties reclassified from non-proved properties due to their addition to the Company’s five-year development plan, partially offset by a downward revision of 824 Bcfe for locations that were not developed within five years of initial booking as proved reserves. Price revisions of 149 Bcfe are due to increases in prices for natural gas, NGLs and oil. Upward revisions to ethane recovery of 121 Bcfe are due to an increase in assumed future ethane recovery. Sales of reserves of 670 Bcfe are related to the drilling partnership. Estimated proved reserves as of December 31, 2021 totaled 17,729 Bcfe, an increase of 0.5% from the prior year.

Proved Undeveloped Reserves

Proved undeveloped reserves are included in the previous table of total proved reserves. The following table summarizes the changes in our estimated proved undeveloped reserves during 2021 (in Bcfe):

Proved undeveloped reserves, December 31, 2020	5,762
Extensions, discoveries, and other additions	445
Performance revisions	342
Revisions to five-year development plan	641
Revisions to ethane recovery	(140)
Reclassifications to proved developed reserves	(1,404)
Sales of reserves in place	(670)
Proved undeveloped reserves, December 31, 2021	4,976

Extensions and discoveries during 2021 of 445 Bcfe of proved undeveloped reserves resulted from delineation and developmental drilling in the Appalachian Basin. Performance revisions resulted in a net upward revision of 342 Bcfe. Revisions to five-year development plan of 641 Bcfe included an upward revision of 1,457 Bcfe for previously proved undeveloped properties reclassified from non-proved properties due to their addition to the Company’s five-year development plan, partially offset by a downward revision of 816 Bcfe for locations that were not developed within five years of initial booking as proved reserves. Downward revisions to ethane recovery of 140 Bcfe due to a decrease in assumed future ethane recovery. Sales of reserves of 670 Bcfe are related to the drilling partnership.

During the year ended December 31, 2021, we converted approximately 1,404 Bcfe, or 24%, of our proved undeveloped reserves to proved developed reserves at a total capital cost of approximately $414 million. We spent an additional $167 million on development costs related primarily to drilled and uncompleted wells and properties in the proved undeveloped classification as of December 31, 2020, resulting in total development spending of $581 million, as disclosed in Note 20—Supplemental Information on Oil and Gas Producing Activities to the consolidated financial statements. Estimated future development costs relating to the development of our proved undeveloped reserves as of December 31, 2021 are approximately $1.5 billion, or $0.31 per Mcfe, over the next five years. We maintain a five-year development plan, which is reviewed by our Board of Directors, which supports our corporate production target. The development plan is reviewed annually to ensure capital is allocated to the wells that have the highest risk-adjusted rates of return within our inventory of undrilled well locations. Based on strip pricing as of December 31, 2021, we believe that net cash provided by operating activities will be sufficient to finance such future development costs. While we will continue to drill leasehold delineation wells and build on our current leasehold position, we will also continue drilling our proved undeveloped reserves. See “Item 1A. Risk Factors—The development of our estimated proved undeveloped reserves may take longer and may require higher levels of capital expenditures than we currently anticipate. Therefore, our estimated proved undeveloped reserves may not be ultimately developed or produced.”

As of December 31, 2021, an estimated 12,243 of our net leasehold acres, containing 222 locations associated with proved undeveloped reserves, are subject to renewal prior to scheduled drilling. Some of these leases have contract renewal options and some will need to be renegotiated. We estimate a potential cost of approximately $37.4 million to renew the 12,243 acres based upon current leasing authorizations and option to extend payments. Proved undeveloped reserves of 983 Bcfe are related to these leases. Historically, we have had a high success rate in renewing leases, and we expect that we will be able to renew substantially all of the leases underlying this acreage prior to the scheduled drilling dates. Based on our historical success rate in renewing leases, we estimate that we may not be able to renew leases covering approximately 147 Bcfe of these proved undeveloped reserves.

If we are not able to renew these leases prior to the scheduled drilling dates, our quantities of net proved undeveloped reserves will be somewhat reduced on those locations.

Preparation of Reserve Estimates

Our proved reserve estimates as of December 31, 2019, 2020 and 2021 included in this Annual Report on Form 10-K were prepared by our internal reserve engineers in accordance with petroleum engineering and evaluation standards published by the Society of Petroleum Evaluation Engineers and definitions and guidelines established by the SEC. These proved reserve estimates have been audited by our independent engineers, DeGolyer and MacNaughton (“D&M”). A copy of the summary report of D&M with respect to our reserves as of December 31, 2021 is filed as Exhibit 99.1 to this Annual Report on Form 10 K. The technical person at D&M primarily responsible for reviewing our reserves estimates was Dilhan Ilk, P.E. Mr. Ilk is a Registered Professional Engineer in the State of Texas (License No. 139334), is a member of the Society of Petroleum Engineers, and has in excess of 10 years of experience in oil and gas reservoir studies and reserves evaluations. Mr. Ilk graduated from the Istanbul Technical University in 2003 with a Bachelor of Science degree in Petroleum Engineering, a Master of Science degree in Petroleum Engineering from Texas A&M University in 2005 and a Doctor of Philosophy degree in Petroleum Engineering from Texas A&M University in 2010. The technical persons responsible for overseeing the audit of our reserve estimates presented herein meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.

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

Identification of Potential Well Locations

Our identified potential well locations represent locations to which proved, probable, or possible reserves were attributable based on SEC pricing as of December 31, 2021.

Production, Price and Cost History

Natural gas, NGLs and oil are commodities, and the prices that we receive for our production are largely a function of market supply and demand. Demand for our products is impacted by general economic conditions, weather and other seasonal conditions. Over or under supply of natural gas, NGLs or oil can result in substantial price volatility. A substantial or extended decline in commodity prices, or poor drilling results, could have a material adverse effect on our financial position, results of operations, cash flows, quantities of reserves that may be economically produced and our ability to access capital markets. See “Item 1A. Risk Factors— Natural gas, NGLs and oil price volatility, or a substantial or prolonged period of low natural gas, NGLs and oil prices, may adversely affect our business, financial condition or results of operations and our ability to meet our capital expenditure obligations and financial commitments.”

Exploration and Production and Marketing Segments

The following table sets forth information regarding our production, realized prices, and production costs for the years ended December 31, 2019, 2020 and 2021. For additional information on price calculations, see information set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2019	2020	2021
Production data (1) (2):
Natural gas (Bcf)	822	875	826
C2 Ethane (MBbl)	15,861	19,709	17,262
C3+ NGLs (MBbl)	39,445	48,341	40,496
Oil (MBbl)	3,632	4,412	3,521
Combined (Bcfe)	1,175	1,310	1,194
Daily combined production (MMcfe/d)	3,220	3,578	3,271
Average prices before effects of derivative settlements (3):
Natural gas (per Mcf)	$2.74	2.07	4.17
C2 Ethane (per Bbl)	$7.85	5.77	11.99
C3+ NGLs (per Bbl)	$27.75	21.68	47.92
Oil (per Bbl)	$48.88	25.45	57.15
Combined average sales prices before effects of derivative settlements (per Mcfe) (1)	$3.10	2.35	4.85
Combined average sales prices after effects of derivative settlements (per Mcfe) (1)	$3.38	2.96	3.88
Average Costs (per Mcfe) (4):
Lease operating	$0.13	0.08	0.08
Gathering, compression, processing, and transportation	$1.92	1.93	2.09
Production and ad valorem taxes	$0.11	0.08	0.17
Marketing, net	$0.22	0.12	0.08
Depletion, depreciation, amortization, and accretion	$0.76	0.66	0.62
General and administrative (excluding equity-based compensation)	$0.12	0.08	0.10
(1)	Production data excludes volumes related to the volumetric production payment transaction (the “VPP”).
(2)	Oil and NGLs production was converted at 6 Mcf per Bbl to calculate total Bcfe production and per Mcfe amounts. This ratio is an estimate of the equivalent energy content of the products and may not reflect their relative economic value.
(3)	Average prices reflect the before and after effects of our settled commodity derivatives. Our calculation of such after effects includes gains or losses on settlements of commodity derivatives (but does not include proceeds from or payments for the derivative monetizations in 2020 and 2021, respectively). These commodity derivatives do not qualify for hedge accounting because we do not designate or document them as hedges for accounting purposes.
(4)	Average costs prior to the deconsolidation of Antero Midstream Partners on March 12, 2019 have been adjusted to reflect our operating without eliminating intercompany transactions for midstream and water services provided by Antero Midstream Partners. Following the deconsolidation of Antero Midstream Partners, average costs reflect Antero’s actual operating costs.

Acreage

The following table sets forth certain information regarding the total developed and undeveloped acreage in which we own an interest as of December 31, 2021.  A majority of our developed acreage is subject to liens securing the Credit Facility.  Approximately 82% of our net Appalachian Basin acreage is held by production.  Acreage related to royalty, overriding royalty, and other similar interests is excluded from this table.

	Developed Acres		Undeveloped Acres (2)		Total Acres (2)
Basin	Gross	Net	Gross	Net	Gross	Net
Appalachian Basin (1)	238,420	229,544	319,055	272,112	557,475	501,656
(1)	Our acreage is located in West Virginia, Ohio and Pennsylvania.
(2)	There are 48,580 gross (43,442 net), 26,753 gross (23,038 net) and 10,294 gross (9,167 net) acres subject to expiration during the years ending December 31, 2022, 2023 and 2024, respectively, if production is not established within the spacing units covering the acreage prior to the expiration dates and they are not otherwise extended or renewed.

Productive Wells

The following table summarizes gross and net productive wells as of December 31, 2021, all of which are natural gas wells.   Net wells reflect the sum of our percentage ownership in gross wells.

	Year Ended
	December 31, 2021
	Gross	Net
Appalachian Basin	1,580	1,519

Drilling Activity

The following table sets forth the results of our drilling activity for wells drilled and completed during the years ended December 31, 2019, 2020 and 2021.  Gross wells reflect the number of wells in which we own an interest and include historical drilling activity in the Appalachian Basin.  Net wells reflect the sum of our working interests in gross wells.

	Year Ended December 31,
	2019		2020		2021 (1)
	Gross	Net	Gross	Net	Gross	Net
Development wells:
Productive	123	122	106	104	66	57
Dry	—	—	—	—	—	—
Total development wells	123	122	106	104	66	57
Exploratory wells:
Productive	8	8	—	—	2	2
Dry	—	—	—	—	—	—
Total exploratory wells	8	8	—	—	2	2
(1)	Well counts exclude 26 gross wells (20.6 net wells) that were drilled and uncompleted or in the process of being completed as of December 31, 2021.

Gathering and Compression

Our exploration and development activities are supported by the natural gas gathering and compression assets of Antero Midstream and by third-party gathering and compression arrangements. Our agreements with Antero Midstream allow us to obtain the necessary gathering and compression capacity for our production, and we have leveraged our relationship with Antero Midstream to support our development. For the years ended December 31, 2020 and 2021, Antero Midstream spent approximately $158 million and $233 million, respectively, on gas gathering and compression infrastructure that services our production. Subject to pre-existing dedications and other third-party commitments, we have dedicated to Antero Midstream substantially all of our current and future acreage in West Virginia and Ohio for gathering and compression services.

As of December 31, 2021, Antero Midstream owned and operated 494 miles of gas gathering pipelines in the Appalachian Basin. We also have access to additional low-pressure and high-pressure pipelines owned and operated by third parties. As of December 31, 2021, Antero Midstream owned and operated 21 compressor stations, and we utilized 15 additional third-party compressor stations. The gathering, compression, and dehydration services provided by third parties are contracted on a fixed-fee basis.

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

	Plant
	Processing	Contracted
	Nameplate	Processing
	Capacity	Capacity	Completion
	(MMcf/d)	(MMcf/d)	Status
Sherwood 1 through 13 (1)	2,600	2,600	In service
Smithburg 1 (1)	200	200	In service
Seneca 1 through 4 (1)	800	600	In service
Total	3,600	3,400
(1)	MarkWest owns the gas processing plants referred to as Sherwood 1 through 6 and Seneca 1 through 4 and the Joint Venture owns the gas processing plants referred to as Sherwood 7 through 13 and Smithburg 1. The Joint Venture also owns a 33 1/3% interest in two fractionation facilities located at MarkWest’s Hopedale complex.

Transportation and Takeaway Capacity

We have entered into firm transportation agreements with various pipelines that enable us to deliver natural gas to the Midwest, Gulf Coast, Eastern Regional, and Mid-Atlantic markets. Our primary firm transportation commitments include the following:

Midwest-Chicago Regional Markets

We have several firm transportation contracts with pipelines that have capacity to deliver natural gas to the Chicago and Michigan markets. The Chicago directed pipelines include the Rockies Express Pipeline (“REX”), the Midwestern Gas Transmission pipeline (“MGT”), the Natural Gas Pipeline Company of America pipeline (“NGPL”), and the ANR Pipeline Company pipeline (“ANR”). The firm transportation contract on REX provides firm capacity for 400,000 MMBtu per day and delivers gas to downstream contracts on MGT, NGPL and ANR.

We have 125,000, 310,000 and 200,000 MMBtu per day of firm transportation on MGT, NGPL and ANR, respectively. The MGT and NGPL contracts deliver gas to the Chicago city gate area and the ANR contract delivers natural gas to Chicago in the summer and Michigan in the winter. The Chicago and Michigan contracts expire at various dates from 2022 through 2035.

Gulf Coast, Atlantic Seaboard and International Markets

We have firm transportation contracts with various pipelines to access the Gulf Coast, Atlantic Seaboard and international markets. These contracts include firm capacity on the following pipelines: (i) Columbia Gas Transmission pipeline (“TCO”), (ii) Columbia Gulf Transmission pipeline (“Columbia Gulf”), (iii) DTE Energy’s Stonewall Gas Gathering (“SGG”), (iv) Tennessee Gas Pipeline (“Tennessee”), (v) ANR Pipeline (“ANR-Gulf” or “ANR-Chicago”), (vi) Energy Transfer Rover Pipeline (“ET Rover”), (vii) Equitrans pipeline (“EQT”), (vii) Texas Eastern Transmission Corp. - M2 Zone (“TETCO M2”) (viii) DTE Energy’s Appalachia Gathering System (“AGS”), (ix) Mountaineer Xpress pipeline (“MXP”), (x) Columbia Gas Transmission IPP pool (“TCO IPP”), (xi) Gulf Xpress pipeline (“GXP”), (xii) Enterprise Products Partners ATEX pipeline (“ATEX”) and (xiii) Sunoco pipeline (“Mariner East 2”). Our diverse portfolio of firm capacity gives us the flexibility to move natural gas to the local Appalachia market or other preferred markets with more favorable pricing. These firm capacity contracts include:

●	TCO firm capacity of approximately 474,000 MMBtu per day. Of the 474,000 MMBtu per day of firm capacity on TCO, we have the ability to utilize 430,000 MMbtu per day on Columbia Gulf, which provides access to the Gulf Coast markets. These contracts expire at various dates from 2022 through 2058.
●	SGG firm capacity of 900,000 MMBtu per day which transports gas from various gathering system interconnection points and the MarkWest Sherwood plant complex to the TCO WB System. Additionally, we have firm transportation contracts with TCO for both the western and eastern directions on the pipeline. Our firm capacity of 800,000 MMBtu per day west bound on TCO (“TCO WB”) provides us access to the local Appalachia and the Gulf Coast markets via the Columbia Gulf or Tennessee pipelines. Our firm capacity of 330,000 MMBtu per day east bound on TCO delivers natural gas to the Cove Point LNG facility These contracts expire at various dates from 2033 through 2038.
o	Tennessee firm capacity of 790,000 MMBtu per day to deliver natural gas from the Broad Run interconnect on TCO WB to the Gulf Coast market. This contract expires in 2030.
o	ANR-Gulf firm capacity of 600,000 MMBtu per day to deliver natural gas from West Virginia and Ohio to the Gulf Coast market. This contract expires in 2045.
o	ET Rover Pipeline firm capacity of 840,000 MMBtu per day, which connects the Appalachian Basin to Midwest and Gulf Coast markets via the ANR Chicago and ANR Gulf. These contracts expire at various dates from 2025 through 2033.
o	EQT firm capacity of 250,000 MMBtu per day to deliver natural gas to TETCO M2 and other various delivery points. These contracts expire at various dates from 2022 through 2025.
o	AGS firm capacity of 275,000 MMBtu per day to deliver natural gas to TETCO M2 and other various local delivery points. These contracts expire in 2023.
o	MXP firm capacity of 700,000 MMBtu per day to deliver (i) 517,000 MMBtu per day to TCO IPP and (ii) 183,000 MMBtu per day to GXP, which continues to Leach, Kentucky. These contracts allow us to deliver natural gas to the U.S. Gulf Coast and they expire in 2034.
●	ATEX firm capacity of 20,000 Bbl per day to deliver ethane to Mont Belvieu, Texas. This contract expires in 2028.
●	Mariner East 2 firm capacity for ethane of 11,500 Bbl per day and propane and butane of 60,000 Bbl per day to deliver to Marcus Hook, Pennsylvania. These contracts expire October 2028 and January 2029, respectively. The propane and butane contract increases 5,000 Bbl per day each year through 2022, resulting in an ultimate total firm capacity of 65,000 Bbl per day. Mariner East 2 provides access to international markets via trans-ocean LPG carriers.

Under firm transportation contracts, we are obligated to deliver minimum daily volumes or pay fees for any deficiencies in deliveries. See Note 15—Commitments to the consolidated financial statements for information on our minimum fees for such contracts. Based on current projected 2022 annual production guidance, we estimate that we could incur annual net marketing costs of $0.06 per Mcfe to $0.08 per Mcfe in 2022 for unutilized transportation capacity depending on the amount of unutilized capacity that can be marketed to third parties or utilized to transport third party gas and capture positive basis differentials. Where permitted, we continue to actively market any excess capacity in order to offset minimum commitment fees and those activities are recorded in our net marketing expense.

Delivery Commitments

We have entered into various firm sales contracts to deliver and sell gas and NGLs. We believe we will have sufficient production quantities to meet substantially all of such commitments. We may purchase gas from third parties to satisfy shortfalls should they occur.

As of December 31, 2021, our firm sales commitments through 2026 included:

	Natural Gas	Ethane	C3+ NGLs	Condensate
Year Ending December 31,	(MMBtu/d)	(Bbl/d)	(Bbl/d)	(Bbl/d)
2022	790,000	106,500	23,000	2,836
2023	690,000	101,500	5,000	—
2024	600,000	96,500	5,000	—
2025	600,000	85,500	5,000	—
2026	600,000	82,500	—	—

We utilize a part of our firm transportation capacity to deliver gas and NGLs under the majority of these firm sales contracts. We have firm transportation contracts that require us to either ship products on said pipelines or pay demand charges for shortfalls. The minimum demand fees are reflected in our table of contractual obligations. See Note 15—Commitments to the consolidated financial statements.

Water Handling and Treatment Operations

Our agreements with Antero Midstream allow us to obtain fresh water for use in our drilling and completion operations, as well as services to dispose of wastewater resulting from our operations.

Antero Midstream owns two independent fresh water distribution systems that distribute fresh water from the Ohio River and several regional water sources, for well completion operations in the Appalachian Basin. These systems consist of permanent buried pipelines, portable surface pipelines and water storage facilities, as well as pumping stations to transport the water throughout the pipeline networks. The surface pipelines are moved to well pads to service completion operations to the extent necessary and feasible. As of December 31, 2021, Antero Midstream had the ability to store 5.5 million barrels of fresh water in 36 impoundments located throughout our leasehold acreage.

As of December 31, 2021, Antero Midstream owned and operated 216 miles of buried water pipelines and 133 miles of portable surface water pipelines in the Appalachian Basin, as well as 36 water storage facilities equipped with transfer pumps.  Through Antero Midstream, we also recycle and reuse the majority of our flowback and produced water through blending.

Major Customers

Our sales to major customers (purchasers in excess of 10% of total sales) for the years ended December 31, 2019, 2020 and 2021 were as follows:

	Year Ended December 31,
	2019	2020	2021
Six One Commodities LLC (1)	15%	11%	10%
Sabine Pass Liquefaction LLC	16%	11%	*
(1)	Six One Commodities LLC acquired WGL Midstream during the year ended December 31, 2021. WGL Midstream was our major customer during the years ended December 31, 2019 and 2020.
*	Sabine Pass Liquefaction LLC was not a major customer during the year ended December 31, 2021.

Title to Properties

We believe that we have satisfactory title to all of our producing properties in accordance with generally accepted industry standards. As is customary in the industry, often in the case of undeveloped properties and acquisitions of producing properties, cursory investigation of record title is made at the time of such acquisitions. Further investigations may be made before commencement of drilling operations on undeveloped properties. Individual properties may be subject to burdens that we believe do not materially interfere with the use, or affect the value of, the properties. Burdens on properties may include:

●	customary royalty interests;
●	liens incident to operating agreements and for current taxes;
●	obligations or duties under applicable laws;

●	development obligations under natural gas leases; or
●	net profits interests.

Seasonality

Demand for natural gas generally decreases during the spring and fall months and increases during the summer and winter months. However, cold winters, hot summers or severe weather events can significantly increase demand and price fluctuations, while seasonal anomalies, such as mild winters, mild summers or severe weather events can sometimes lessen the impact of these fluctuations. In addition, certain natural gas users utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the spring, summer and fall. This can also reduce seasonal demand fluctuations. Seasonal anomalies can also increase competition for equipment, supplies and personnel during the spring and summer months, which could lead to shortages and increase costs or delay our operations.

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

Regulation of the Oil and Natural Gas Industry

General

We operate exclusively on private lands and have no production from federal mineral interests. Our oil and natural gas operations are subject to extensive, and frequently changing, laws and regulations related to well permitting, drilling, and completion, and to the production, transportation and sale of natural gas, NGLs and oil. We believe compliance with existing requirements will not have a material adverse effect on our financial position, cash flows or results of operations. However, such laws and regulations are frequently amended or reinterpreted. Additional proposals and proceedings that affect the oil and natural gas industry are regularly considered by Congress, federal agencies, the states, local governments and the courts. We cannot predict when or whether any such proposals may become effective. Therefore, we are unable to predict the future costs or impact of compliance. The regulatory burden on the industry increases the cost of doing business and affects profitability. We do not believe that any regulatory changes will affect us materially differently from the way they will affect our competitors.

Regulation of Production of Natural Gas and Oil

We own interests in properties located onshore in West Virginia and Ohio, and our production activities on these properties are subject to regulation under a wide range of local, state and federal statutes, rules, orders and regulations. These statutes and regulations address requirements related to permits for drilling of wells, bonding to drill or operate wells, the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, sourcing and disposal of water used in the drilling and completion process, the plugging and abandonment of wells, venting or flaring of natural gas, and the ratability or fair apportionment of production from fields and individual wells. In addition, all of the states in which we own and operate properties have regulations governing environmental and conservation matters, including provisions for the handling and disposing or discharge of waste materials, the unitization or pooling of natural gas and oil properties, the establishment of maximum allowable rates of production from natural gas and oil wells, and the size of drilling and spacing units or proration units and the density of wells that may be drilled. Some states also have granted their oil and gas regulators the power to prorate production to the market demand for oil and gas, and other states may elect to do so in the future. The effect of these regulations is to limit the amount of natural gas and oil that we can produce from our wells and to limit the number of wells or the locations at which we can drill, although we can apply for exceptions to such regulations or to have reductions in well spacing or density. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of natural gas, NGLs and oil within its jurisdiction.

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

Gathering services, which occurs upstream of jurisdictional transmission services, are regulated by the states onshore and in state waters. Section 1(b) of the NGA exempts natural gas gathering facilities from regulation by FERC. Although FERC has not made any formal determinations with respect to any of our facilities, we believe that the natural gas pipelines in our gathering systems meet the traditional tests FERC has used to establish a pipeline’s status as a gatherer not subject to regulation as a natural gas company. The distinction between FERC-regulated transmission services and federally unregulated gathering services, however, has been the subject of substantial litigation, and FERC determines whether facilities are gathering facilities on a case-by-case basis, so the classification and regulation of our gathering facilities may be subject to change based on future determinations by FERC, the courts or Congress. State regulation of natural gas gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory-take requirements. Although such regulation has not generally been affirmatively applied by state agencies, natural gas gathering may receive greater regulatory scrutiny in the future.

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

Regulation of Sales of Natural Gas, NGLs and Oil

The prices at which we sell natural gas, NGLs and oil are not currently subject to federal regulation and, for the most part, are not subject to state regulation. FERC, however, regulates interstate natural gas transportation rates, and terms and conditions of transportation service, which affects the marketing of the natural gas we produce, as well as the prices we receive for sales of our natural gas. Similarly, the price we receive from the sale of oil and NGLs is affected by the cost of transporting those products to market. FERC regulates the transportation of oil and liquids on interstate pipelines under the provision of the Interstate Commerce Act, the Energy Policy Act of 1992 and regulations issued under those statutes. Intrastate pipeline transportation of oil, NGLs and other products, is dependent on pipelines whose rates, terms and conditions of service are subject to regulation by state regulatory bodies under state statutes. In addition, while sales by producers of natural gas and all sales of crude oil, condensate, and NGLs can currently be made at uncontrolled market prices, Congress could reenact price controls in the future.

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

The Domenici Barton Energy Policy Act of 2005 (“EPAct of 2005”) amended the NGA to add an anti-market manipulation provision which makes it unlawful for any entity to engage in prohibited behavior to be prescribed by FERC, and furthermore provided FERC with additional civil penalty authority. In Order No. 670, FERC promulgated rules implementing the anti-market manipulation provision of the EPAct of 2005, which make it unlawful to: (1) in connection with the purchase or sale of natural gas subject to the jurisdiction of FERC, or the purchase or sale of transportation services subject to the jurisdiction of FERC, for any entity, directly or indirectly, to use or employ any device, scheme or artifice to defraud; (2) to make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or (3) to engage in any act or practice that operates as a fraud or deceit upon any person. The anti-market manipulation rules do not apply to activities that relate only to intrastate or other non-jurisdictional sales or gathering, but do apply to activities of gas pipelines and storage companies that provide interstate services, as well as otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” gas sales, purchases or transportation subject to FERC jurisdiction, which now includes the annual reporting requirements under Order No. 704 described below. Under the EPAct of 2005, FERC has the power to assess civil penalties of up to $1,000,000 (adjusted annually for inflation) per day for each violation of the NGA and the NGPA. In January 2022, FERC issued an order (Order No. 882) increasing the maximum civil penalty amounts under the NGA and NGPA to adjust for inflation. FERC may now assess civil penalties under the NGA and NGPA of up to $1,388,496 per violation per day.

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

Water Discharges

The Federal Water Pollution Control Act, or the Clean Water Act (the “CWA”), and comparable state laws impose restrictions and strict controls regarding the discharge of pollutants, including produced waters and other oil and natural gas wastes, into federal and state waters. The discharge of dredge and fill material in regulated waters, including wetlands, is also prohibited, unless authorized by a permit issued by the U.S. Army Corps of Engineers (“Corps”). The scope of these regulated waters has been subject to substantial controversy. In 2015 and 2020, respectively, the Obama and Trump Administrations each published final rules attempting to define the federal jurisdictional reach over waters of the United States (“WOTUS”); however, both of these rulemakings have been subject to legal challenge. Most recently, the EPA and Corps published a proposed rulemaking to revoke the 2020 rule in favor of a pre-2015 definition until a new definition is proposed, which the Biden Administration has announced is underway. Additionally, in January 2022, the Supreme Court agreed to hear a case on the scope and authority of the CWA and the definition of WOTUS. As a result of these developments, the scope of jurisdiction under the CWA is uncertain at this time. To the extent any rule expands the scope of the CWA’s jurisdiction in areas where we operate, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas, which could delay the development of our natural gas and oil projects. Similarly, any increased costs or delays for such permits may impact the development of pipeline infrastructure, which may impact our ability to transport our products. Also, pursuant to these laws and regulations, we may be required to obtain and maintain approvals or permits for the discharge of wastewater or storm water and are required to develop and implement spill prevention, control and countermeasure plans, also referred to as “SPCC plans,” in connection with on-site storage of significant quantities of oil. These laws and any implementing regulations provide for administrative, civil and criminal penalties for any unauthorized discharges of oil and other substances in reportable quantities and may impose substantial potential liability for the costs of removal, remediation and damages.

Air Emissions

The federal Clean Air Act and comparable state laws restrict the emission of air pollutants from many sources, such as, for example, compressor stations, through air emissions standards, construction and operating permitting programs and the imposition of other compliance requirements. These laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants, the costs of which could be significant. The need to obtain permits has the potential to delay the development of our oil and natural gas projects. Over the next several years, we may be required to incur certain capital expenditures for air pollution control equipment or other air emissions related issues. For example, in October 2015, the EPA lowered the National Ambient Air Quality Standard (“NAAQS”), for ozone from 75 to 70 parts per billion for both the 8-hour primary and secondary standards, and completed attainment/non-attainment designations in July 2018. Subsequently, in 2020, the Trump Administration decided to leave this standard in place, but the Biden Administration has announced plans to formally review this decision and consider instituting a more stringent standard. These decisions are subject to legal challenge, and any proposed rule will likely be subject to such challenge as well. The EPA has also issued final rules under the Clean Air Act that subject oil and natural gas production, processing, transmission and storage operations to regulation under the New Source Performance Standards, or NSPS, and National Emission Standards for Hazardous Air Pollutants programs. These final rules require, among other things, capturing or combustion of certain emissions, as well as emission leak detection and repair programs. These regulations also establish specific new requirements regarding emissions from production related wet seal and reciprocating compressors, and from pneumatic controllers and storage vessels. Compliance with these and other air pollution control and permitting requirements has the potential to delay the development of natural gas and oil projects and increase our costs of development and production, which costs could be significant. However, we do not believe that compliance with such current requirements will have a material adverse effect on our operations.

Regulation of “Greenhouse Gas” Emissions

In response to findings that emissions of carbon dioxide, methane and other GHG, present an endangerment to public health and the environment, the EPA has adopted regulations under existing provisions of the federal Clean Air Act that, among other things, establish Prevention of Significant Deterioration (“PSD”), construction and Title V operating permit reviews for certain large stationary sources that are already major sources of criteria pollutant emissions regulated under the statute. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards that will be established by the states or, in some cases, by the EPA for those emissions. These EPA rulemakings could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified sources. In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified onshore and offshore oil and gas production sources in the United States on an annual basis, which include certain of our operations.

The federal regulation of methane from oil and gas facilities has been subject to substantial uncertainty in recent years. In June 2016, the EPA finalized NSPS, known as Subpart OOOOa, that establish emission standards for methane and volatile organic compounds (“VOCs”) from new and modified oil and natural gas production and natural gas processing and transmission facilities. In September 2020, the EPA finalized amendments to the 2016 standards that removed the transmission and storage segment from the oil and natural gas source category and rescinded the methane-specific requirements for production and processing facilities. However, President Biden signed an executive order on his first day in office calling for the suspension, revision, or rescission of the September 2020 rule and the reinstatement or issuance of methane emission standards for new, modified, and existing oil and gas facilities. Subsequently, the U.S. Congress approved, and President Biden has signed into law, a resolution under the Congressional Review Act to repeal the September 2020 revisions to the methane standards, effectively reinstating the prior standards. In response to President Biden’s executive order, in November 2021, the EPA issued a proposed rule that, if finalized, would establish Quad Ob as new source and Quad Oc as first-time existing source standards of performance for methane and VOC emissions for the crude oil and natural gas source category. Owners or operators of affected emission units or processes would have to comply with specific standards of performance that may include leak detecting using optical gas imaging and subsequent repair requirements, reduction of regulated emissions through capture and control systems and zero-emission requirements for certain equipment or processes, operations and maintenance requirements. The EPA plans to issue a supplemental proposal enhancing the proposed rulemaking in 2022 that will contain proposed rule text, which was not included in the November 2021 proposed rule, and anticipates issuing a final rule by the end of 2022. Once finalized, the regulations are likely to be subject to legal challenge and will also need to be incorporated into the states’ implementation plans, which will need to be approved by the EPA in individual rulemakings that could also be subject to legal challenge. As a result, we cannot predict the scope of any final methane regulatory requirements or the cost to comply with such requirements. Given the long-term trend toward increasing regulation, future federal GHG regulations of the oil and gas industry remain a possibility, and several states have separately imposed their own regulations on methane emissions from oil and gas production activities.

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

For example, in 2017, Antero incorporated a balanced drill out technique as the final step in the completions process where the majority of gas from the wellbore is maintained downhole. This is followed by a controlled emission flowback process that captures gas and sends it to sales. We have a long history of managing methane emissions from our operations, as demonstrated by our early use of emission reduction techniques and equipment.

When we permit a facility, we install air pollution control equipment to comply with federal Clean Air Act NSPS and applicable Best Available Control Technology standards. The control equipment includes Vapor Recovery Towers and Vapor Recovery Units, which capture methane emissions and direct them to a sales line. This technology allows us to recover a valuable product and reduce emissions. Additionally, residual storage tank emissions are controlled with vapor combustors that reduce methane emissions by 98%. We continue to transition away from intermittent and low bleed natural gas supplied pneumatics to air supplied pneumatics at all new production facilities and select existing pads. In 2021, we eliminated or replaced over 5,400 natural gas driven pneumatic devices.

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

We participate in the EPA’s Natural Gas STAR Program, which provides a framework for companies with U.S. oil and gas operations to implement methane reduction technologies and practices and document their emission reduction activities. We are also members of ONE Future, a voluntary industry collective that seeks to reduce methane emission intensity across the natural gas supply chain, as well as The Environmental Partnership, which focuses on voluntary measures that the oil and gas industry can take to reduce emissions of methane and VOCs through the implementation of LDAR, equipment emission monitoring, and maintenance and repair programs. By joining these programs, we committed to: (i) evaluate our methane emission reduction opportunities, (ii) implement methane reduction projects where feasible and (iii) annually report our methane emissions and/or our methane reduction activities.

Since 2017, we have published an annual Environment, Social and Governance (ESG) report, which highlights our most significant environmental program improvements and initiatives. As highlighted in our ESG report, our methane leak loss rate in 2020 was 0.046%, calculated in accordance with ONE Future, well below the ONE Future voluntary industry target of 1%.

During 2021, our GHG/methane emission reduction efforts included the following activities:

1)	Established an ESG Advisory Council comprised of a cross-disciplinary group of internal subject matter experts to partner with our GHG/Methane Reduction Team to manage ESG (including climate change) risks, opportunities and strategies.
2)	Held quarterly meetings with the GHG/Methane Reduction team to review emerging methane detection and quantification technologies applicable to exploration and production operations.
3)	Conducted quarterly facility LDAR inspections, which is twice the frequency required by current federal regulation.
4)	Installed lockdown thief hatches on storage tanks at all new production facilities.
5)	Operated burner management systems with two stages of pressure control to optimize combustor efficiency. We utilize combustors that are certified by the manufacturer to meet EPA performance standards.
6)	Utilized vapor recovery systems such that we incorporate up to three stages of vapor recovery in our process.
7)	Utilized low pressure separators (Green Completion Units) after drill out during separation flowback operations to recover methane and send it down a sales line. This enables us to recover a salable product and reduce methane emissions during completion operations.
8)	Ensured that pressure relief valves are tested and repaired or replaced as necessary, reducing the amount of methane that is accidently released.
9)	Utilized balanced-pressure well drill outs, which minimize the potential for venting and/or flaring of gas from our wells during the well completion process.
10)	Plugged and abandoned on a periodic basis certain older vertical wells that were acquired in conjunction with property acquisitions. Plugging and abandoning older, low producing wells can reduce methane emissions.
11)	Eliminated or replaced over 5,400 intermittent and low-bleed natural gas-controlled pneumatics.
12)	Utilized mobile gas lift units instead of swabbing and liquids unloading, which reduces emissions that were previously not captured.

We continue to assess various opportunities for emission reductions. However, we cannot guarantee that we will be able to implement any of the opportunities that we may review or explore. For any such opportunities that we do choose to implement, we cannot guarantee that we will be able to implement them within a specific timeframe or across all operational assets. For risks and uncertainties related to ESG matters, see “Item 1A. Risk Factors—Business Operations—Increasing attention to ESG matters and conservation measures may adversely impact our business.”

Increasingly, fossil fuel companies are exposed to litigation risks associated with the threat of climate change. A number of parties have brought suits against fossil fuel companies in state or federal court for alleged contributions to, or failures to disclose the impacts of, climate change. We are not currently party to any such litigation, but could be named in future actions making similar claims of liability. To the extent that societal pressures or political or other factors are involved, it is possible that such liability could be imposed without regard to our causation of or contribution to the asserted damage, or to other mitigating factors.

In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, President Biden has highlighted addressing climate change as a priority of his administration, which includes certain potential initiatives for climate change legislation to be proposed and passed into law. On January 27, 2021, President Biden signed an executive order calling for substantial action on climate change, including, among other things, the increased use of zero-emissions vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry, and increased emphasis on climate-related risks across agencies and economic sectors. Additionally, in November 2021, the Biden Administration released “The Long-Term Strategy of the United States: Pathways to Net-Zero Greenhouse Gas Emissions by 2050,” which establishes a roadmap to net zero emissions in the United States by 2050 through, among other things, improving energy efficiency; decarbonizing energy sources via electricity, hydrogen and sustainable biofuels; and reducing non-CO2 GHG emissions, such as methane and nitrous oxide. Other actions that could be pursued by the Biden Administration may include the imposition of more restrictive requirements for the establishment of pipeline infrastructure or the permitting of LNG export facilities, as well as more restrictive GHG emissions limitations for oil and gas facilities. Internationally, the United Nations-sponsored “Paris Agreement” requires member states to individually determine and submit non-binding emissions reduction targets every five years after 2020. President Biden recommitted the United States to the Paris Agreement and, in April 2021, announced a goal of reducing the United States’ emissions by 50-52% below 2005 levels by 2030. In November 2021, the international community gathered again in Glasgow at the 26th Conference to the Parties on the UN Framework Convention on Climate Change (“COP26”), during which multiple announcements were made, including a call for parties to eliminate certain fossil fuel subsidies and pursue further action on non-CO2 GHGs. Relatedly, the United States and European Union jointly announced the launch of the “Global Methane Pledge,” which aims to cut global methane pollution at least 30% by 2030 relative to 2020 levels, including “all feasible reductions” in the energy sector. The impacts of these orders, pledges, agreements and any legislation or regulation promulgated to fulfill the United States’ commitments under the Paris Agreement, COP26, or other international conventions cannot be predicted at this time.

Additionally, our access to capital may be impacted by climate change policies. Financial institutions may adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. Many of the largest U.S. banks have made net zero commitments and have announced that they will be assessing financed emissions across their portfolios and taking steps to quantify and reduce those emissions. For example, at COP26, the Glasgow Financial Alliance for Net Zero (“GFANZ”) announced that commitments from over 450 firms across 45 countries had resulted in over $130 trillion in capital committed to net zero goals. The various sub-alliances of GFANZ generally require participants to set short-term, sector-specific targets to transition their financing, investing and/or underwriting activities to net zero emissions by 2050. These and other developments in the financial sector could lead to some lenders restricting access to capital for or divesting from certain industries or companies, including the oil and natural gas sector, or requiring that borrowers take additional steps to reduce their GHG emissions. Additionally, financial institutions may be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. For example, the Federal Reserve has joined the Network for Greening the Financial System, a consortium of financial regulators focused on addressing climate-related risks in the financial sector and, in November 2021, issued a statement in support of the efforts of the NGFS to identify key issues and potential solutions for the climate-related challenges most relevant to central banks and supervisory authorities. While we cannot predict what policies may result from this, a material reduction in the capital available to the fossil fuel industry could make it more difficult to secure funding for exploration, development, production, transportation and processing activities, which could impact our business and operations. In addition, the SEC has announced that it will propose rules that, amongst other matters, will establish a framework for the reporting of climate risks. However, no such rules have been proposed to date, and we cannot predict what any such rules may require. To the extent the rules impose additional reporting obligations, we could face increased costs. Separately, the SEC has also announced that it is scrutinizing existing climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege an issuer’s existing climate disclosures to be misleading or deficient.

Moreover, climate change may also result in various physical risks, such as the increased frequency or intensity of extreme weather events or changes in meteorological and hydrological patterns, that could adversely impact our financial condition and operations, as well as those or our suppliers and customers. Such physical risks may result in damage to our facilities or otherwise adversely impact our operations, such as if we become subject to water use curtailments in response to drought, or demand for our products, such as to the extent warmer winters reduce the demand for energy for heating purposes. Such physical risks may also impact the infrastructure we rely on to produce or transport our products. One or more of these developments could have a material adverse effect on our business, financial condition, and operations.

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

Occupational Safety and Health Act

We are also subject to the requirements of the federal Occupational Safety and Health Act, as amended (“OSHA”), and comparable state laws that regulate the protection of the health and safety of employees. In addition, OSHA’s hazard communication standard, the Emergency Planning and Community Right to Know Act and implementing regulations and similar state statutes and regulations require that information be maintained about hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities, and citizens. We do not believe that any noncompliance with worker health and safety requirments has occurred or will have a material adverse effect on our business or operations.

Endangered Species Act

The federal Endangered Species Act (“ESA”), provides for the protection of endangered and threatened species. Pursuant to the ESA, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species’ habitat. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. We conduct operations on natural gas and oil leases in areas where certain species that are listed as threatened or endangered are known to exist and where other species that potentially could be listed as threatened or endangered under the ESA may exist. The U.S. Fish and Wildlife Service (“USFWS”), may designate critical habitat and suitable habitat areas that it believes are necessary for survival of a threatened or endangered species. A critical habitat or suitable habitat designation could result in further material restrictions to federal land use and may materially delay or prohibit access to protected areas for natural gas and oil development. Moreover, as a result of a settlement, the USFWS was required to make a determination as to whether more than 250 species classified as endangered or threatened should be listed under the ESA by the completion of the agency’s 2017 fiscal year. For example, in April 2015, the USFWS listed the northern long-eared bat, whose habitat includes the areas in which we operate, as a threatened species under the ESA; however, on January 28, 2020, the U.S. District Court for the District of Columbia ordered the USFWS to reconsider its decision to list the northern long-eared bat as threatened instead of endangered, and in March 2021 the same court ordered USFWS to make a determination by December 2022 whether a listing as endangered is warranted. The designation of previously unprotected species as threatened or endangered, or redesignation of a threatened species as endangered, in areas where underlying property operations are conducted could cause us to incur increased costs arising from species protection measures or could result in limitations on our exploration and production activities that could have an adverse impact on our ability to develop and produce reserves. If we were to have a portion of our leases designated as critical or suitable habitat, it could adversely impact the value of our leases.

Although we have not experienced any material adverse effect from compliance with environmental requirements, there is no assurance that this will continue. We did not have any material capital or other non-recurring expenditures in connection with complying with environmental laws or environmental remediation matters in 2021, nor do we anticipate that such expenditures will be material in 2022.

Human Capital

We believe that our employees and contractors are significant contributors to our success and the future success of our Company, which depends on our ability to attract, retain and motivate qualified personnel. The skills, experience and industry knowledge of key employees significantly benefit our operations and performance.

As of December 31, 2021, we had 519 full-time employees, including 38 in executive, finance, treasury, legal and administration, 20 in information technology, 16 in geology, 217 in production and operations, 139 in midstream and water, 48 in land and 41 in accounting and internal audit. Additionally, we utilize the services of independent contractors to perform various field and other services. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We consider our relations with our employees to be generally good.

Total Rewards

We have demonstrated a history of investing in our workforce by offering competitive salaries, wages and benefits. To foster a stronger sense of ownership and align the interests of our personnel with shareholders, we provide long-term incentive programs that include restricted stock units, performance share units and cash awards. Additionally, we offer short-term cash incentive programs, which are discretionary and are based on individual and company performance factors, among others. Furthermore, we offer comprehensive benefits to our full-time employees working 30 hours or more per week. To be an employer of choice and maintain the strength of our workforce, we consistently assess the current business environment and labor market to refine our compensation and benefits programs and other resources available to our personnel. Among other benefits, these include:

●	comprehensive health insurance, including vision and dental; we have not increased employee premiums in over 15 years;
●	employee Health Savings Accounts, including contributions to these accounts by us;
●	401(k) retirement savings plan with discretionary contribution matching opportunities;
●	competitive paid time off and sick leave programs; and
●	wellness support benefits including an employee assistance program and short-term and long-term disability coverage, among others.

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

We invest in safety training and coaching, promote risk assessments and encourage visible safety leadership. Employees are empowered and expected to stop or refuse to perform a job if it is not safe or cannot be performed safely. We sponsor emergency preparedness programs, conduct regular audits to assess our performance and celebrate our successes in which we acknowledge employees and contractors alike who have exhibited strong safety leadership during the course of the year. These many efforts combine to create a culture of safety throughout the company and provide a positive influence on our contractor community.

In response to the COVID-19 pandemic, we have implemented significant changes that we believe to be in the best interest of our employees, as well as the communities in which we operate, and that comply with government orders. These include having our office employees work from home to the extent they are able and implementing additional safety measures, including required weekly testing and other recommended public health measures for our field and other employees (including on-site contract workers) continuing critical on-site work. We continue to monitor the COVID-19 environment in order to (i) protect the health and safety of our employees and contract workers and (ii) determine when a return to in-office working arrangements will be appropriate.

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

Commodity Prices

Natural gas, NGLs and oil price volatility, or a substantial or prolonged period of low natural gas, NGLs and oil prices, may adversely affect our business, financial condition or results of operations and our ability to meet our capital expenditure obligations and financial commitments.

The prices we receive for our natural gas, NGLs and oil production heavily influence our revenue, profitability, access to capital and future rate of growth. Natural gas, NGLs and oil are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. The prices we receive for our production, and the levels of our production, depend on numerous factors beyond our control. These factors include the following:

●	worldwide and regional economic conditions impacting the global supply and demand for natural gas, NGLs and oil;

●	the price and quantity of imports of foreign, and exports of domestic, oil, natural gas and NGLs including liquefied natural gas;

●	political conditions in or affecting other producing countries, including conflicts in or among the Middle East, Africa, South America and Russia;

●	the level of global exploration and production;

●	the level of global inventories;

●	events that impact global market demand (e.g., the reduced demand resulting from the COVID-19 pandemic);

●	prevailing prices on local price indexes in the areas in which we operate;

●	localized and global supply and demand fundamentals and transportation availability;

●	weather conditions;

●	technological advances affecting energy consumption;

●	the price and availability of alternative fuels; and

●	domestic, local and foreign governmental regulation and taxes.

The daily spot prices for NYMEX Henry Hub natural gas ranged from a high of $23.86 per MMBtu to a low of $2.43 per MMBtu in 2021, and the daily spot prices for NYMEX West Texas Intermediate crude oil ranged from a high of $85.64 per barrel to a low of $47.47 per barrel during the same period. While oil and natural gas prices were generally higher in 2021 than they were in 2020, the markets for these commodities have historically been volatile, and these markets will likely continue to be volatile in the future. In addition, the market price for natural gas in the Appalachian Basin continues to be lower relative to NYMEX Henry Hub as a result of the significant increases in the supply of natural gas in the Northeast region in recent years. NGLs are made up of ethane, propane, isobutane, normal butane and natural gasoline, all of which have different uses and different pricing characteristics, which adds further volatility to the pricing of NGLs. Due to the volatility of commodity prices, we are unable to predict future potential movements in the market prices for natural gas, oil and NGLs at our ultimate sales points and, thus, cannot predict the ultimate impact of prices on our operations.

Prolonged low, and/or significant or extended declines in, natural gas, NGLs and oil prices may adversely affect our revenues, operating income, cash flows and financial position, particularly if we are unable to control our development costs during periods of lower natural gas, NGLs and oil prices. Declines in prices could also adversely affect our drilling activities and the amount of natural gas, NGLs and oil that we can produce economically, which may result in our having to make significant downward adjustments to the value of our assets and could cause us to incur non-cash impairment charges to earnings in future periods, similar to the aggregate $1.3 billion impairment charges we recognized in 2019. Reductions in cash flows from lower commodity prices have required us to reduce our capital spending and could reduce our production and our reserves, negatively affecting our future rate of growth. Lower prices for natural gas, NGLs and oil may also adversely affect our credit ratings and result in a reduction in our borrowing capacity and access to other capital. We are also exposed to the risk of non-performance by our hedge counterparties in the event that changes, positive or negative, in natural gas prices result in our derivative contracts having a positive fair value in our favor. Further, adverse economic and market conditions could negatively affect the collectability of our trade receivables and cause our hedge counterparties to be unable to perform their obligations or to seek bankruptcy protection.

Increases in natural gas, NGLs and oil prices may be accompanied by or result in increased well drilling costs, increased production taxes, increased lease operating expenses, increased volatility in seasonal gas price spreads and increased end-user conservation or conversion to alternative fuels. In addition, to the extent we have hedged our current production at prices below the current market price, we are unable to benefit fully from an increase in the price of natural gas, NGLs and oil.

We have received significant incremental cash flows as a result of our hedging activity. To the extent we are unable to obtain future hedges at effective prices consistent with those we have received to date and commodity prices do not improve, our cash flows may be adversely impacted. Furthermore, our derivative activities could result in financial losses or could reduce our earnings. In certain circumstances, we may have to make cash payments under our hedging arrangements and these payments could be significant.

To achieve more predictable cash flows and reduce our exposure to downward price fluctuations, as of December 31, 2021, we had entered into forward swap contracts for approximately 438 Bcf of our projected natural gas production through December 31, 2023 and basis swap contracts for approximately 58 Bcf through December 31, 2024. Historically, we have realized a significant benefit from our hedge positions. For example, for the years ended December 31, 2019 and 2020, we received approximately $325 million and $795 million, respectively, in revenues from cash settled derivatives pursuant to our hedging arrangements, including $9 million for certain natural gas hedges that were monetized prior to their contractual settlement dates during the year ended December 31, 2020. Many of the hedge agreements that resulted in these realized gains for the years ended December 31, 2019 and 2020 were executed at times when spot and future prices were higher than prices that we are currently able to obtain in the futures market, and the prices at which we have been able to hedge future production have decreased as a result. Sustained weaknesses in commodity prices adversely affect our ability to hedge future production. If we are unable to enter into new hedge contracts in the future at favorable pricing and for sufficient volumes, our financial condition and results of operations could be materially adversely affected.

Additionally, because we have financial derivatives in place to hedge against price declines for a significant part of our estimated future production, we have fixed or limited a significant part of our overall future revenues. Assuming our 2022 production is the same as our production in 2021, approximately 54% of our production for 2022 will be hedged through either forward swaps or basis swaps. If natural gas prices upon settlement of our derivative contracts exceed the price at which we have hedged our commodities, we will be obligated to make cash payments to our hedge counterparties, which could, in certain circumstances, be significant for our natural gas contracts. For example, during the year ended December 31, 2021, we paid approximately $1.2 billion, net, related to cash settled derivatives pursuant to our hedging arrangements due to increased commodity prices. If development drilling costs increase significantly because of inflation, increased demand for oilfield services, increased costs to comply with regulations governing our industry or other factors, the payments we receive under these derivative contracts may not be sufficient to cover our costs.

If commodity prices decrease to a level such that our future undiscounted cash flows from our properties are less than their carrying value for a significant period of time, we will be required to take write-downs of the carrying values of our properties.

Accounting rules require that we periodically review the carrying value of our properties for possible impairment if the estimated future undiscounted cash flows are less than the carrying value of our properties. Based on specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write-down the carrying value of our properties. A write-down constitutes a non-cash charge to earnings. For example, see the discussion of the impairment charges we recorded in 2019 with respect to our Utica Shale properties in Note 2—Significant Accounting Policies to the consolidated financial statements. We may incur significant impairment charges in the future, which could have a material adverse effect on our results of operations for the periods in which such charges are taken.

The imbalance between the supply of and demand for oil, natural gas and NGLs at the beginning of the COVID-19 pandemic caused extreme market volatility, increased costs and decreased availability of storage capacity.

The marketing of our natural gas, NGLs and oil production is substantially dependent upon the existence of adequate markets for our products. In response to the COVID-19 pandemic, governments tried to slow the spread of the virus by imposing social distancing guidelines, travel restrictions and stay-at-home orders, among other actions, which caused a significant decrease in the demand for oil and to a lesser extent, natural gas and NGLs. The imbalance between the supply of and demand for these products, as well as the uncertainty around the extent and timing of an economic recovery, caused extreme market volatility and a substantial adverse effect on commodity prices in 2020. Also, as a result of this imbalance, the industry experienced storage capacity constraints with respect to certain NGL products and oil. Without sufficient transportation and storage capacity, many producers were forced to temporarily shut in portions of our their production or sell portions of their production at below-market prices.

The extent to which the pandemic will impact our business results and operations remains uncertain in light of the rapidly evolving environment, duration and severity of the spread of the virus and emerging variants, effectiveness of vaccine and booster shots, public acceptance of safety protocols and government measures, including vaccine mandates, designed to slow and contain the spread of COVID-19, among others. As vaccines have become widely available, social distancing guidelines, travel restrictions and stay-at-home orders have eased, activity in the global economy has increased, demand for oil, natural gas and NGLs and related commodity pricing has improved and storage capacity constraints have subsided. However, a worsening of the COVID-19 pandemic or other circumstances that could give rise to an imbalance between the supply of and demand for our products could adversely affect our financial condition and results of operations.

Reserves

The development of our estimated proved undeveloped reserves may take longer and may require higher levels of capital expenditures than we currently anticipate. Therefore, our estimated proved undeveloped reserves may not be ultimately developed or produced.

As of December 31, 2021, 28% of our total estimated proved reserves were classified as proved undeveloped. Our approximately 5.0 Tcfe of estimated proved undeveloped reserves will require an estimated $1.5 billion of development capital over the next five years. Moreover, the development of probable and possible reserves will require additional capital expenditures and such reserves are less certain to be recovered than proved reserves. Development of these undeveloped reserves may take longer and require higher levels of capital expenditures than we currently anticipate. Delays in the development of our reserves, increases in costs to drill and develop such reserves, or decreases in commodity prices will reduce the value of our estimated proved undeveloped reserves and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could require us to reclassify our proved undeveloped reserves as unproved reserves.

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

Producing oil and gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Unless we conduct successful ongoing exploration and development activities or continually acquire properties containing proved reserves, our proved reserves will decline as those reserves are produced. Our future reserves and production, and therefore, our future cash flow and results of operations are highly dependent on our success in efficiently developing our current reserves and economically finding or acquiring additional recoverable reserves. We may not be able to develop, find or acquire sufficient additional reserves to replace our current and future production, and any such acquisition and development may be offset by any asset disposition. If we are unable to replace our current and future production, the value of our reserves will decrease, and our business, financial condition and results of operations would be adversely affected.

Approximately 54% of our net leasehold acreage is undeveloped, and that acreage may not ultimately be developed or become commercially productive, which could cause us to lose rights under our leases as well as have a material adverse effect on our oil and natural gas reserves and future production and, therefore, our future cash flow and income.

Approximately 54% of our net leasehold acreage is undeveloped, or acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves. We have proved undeveloped reserves of 983 Bcfe related to such acreage that is subject to renewal prior to drilling. In addition, approximately 18% of our natural gas leases related to our Appalachian Basin acreage require us to drill wells that are commercially productive, and if we are unsuccessful in drilling such wells, we could lose our rights under such leases. Our future oil and gas reserves and production and, therefore, our future cash flow and income are highly dependent on successfully developing our undeveloped leasehold acreage. For more information on our future potential acreage expirations, see “Item 1. Business and Properties—Our Properties and Operations—Undeveloped Acreage Expirations.”

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

Further, many factors may curtail, delay or cancel our scheduled drilling projects, including the following:

●	prolonged declines in natural gas, NGLs and oil prices;

●	limitations in the market for natural gas, NGLs and oil;

●	delays imposed by, or resulting from, compliance with regulatory requirements;

●	pressure or irregularities in geological formations;

●	shortages of, or delays in, obtaining equipment, qualified personnel or water for hydraulic fracturing activities;

●	equipment failures or accidents;

●	adverse weather conditions, such as blizzards, tornadoes, hurricanes and ice storms;

●	issues related to compliance with environmental regulations;

●	environmental hazards, such as natural gas leaks, oil spills, pipeline and tank ruptures, encountering naturally occurring radioactive materials, and unauthorized discharges of brine, well stimulation and completion fluids, toxic gases or other pollutants into the surface and subsurface environment;

●	limited availability of financing at acceptable terms; and

●	mineral interest or other title problems.

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

Market conditions or operational impediments, such as the unavailability of satisfactory transportation arrangements or necessary infrastructure, may hinder our access to natural gas, NGLs and oil markets or delay our production.

The availability of a ready market for our natural gas, NGLs and oil production depends on a number of factors, including the demand for and supply of natural gas, NGLs and oil and the proximity of reserves to, and capacity of, pipelines, other transportation facilities, gathering and processing, fractionation facilities and the availability of other third-party transportation services. The capacity of transmission, gathering and processing and fractionation facilities and the availability of third-party transportation services may be insufficient to accommodate potential production from existing and new wells, which may result in substantial discounts in the prices we receive for our natural gas, NGLs and oil. While our investment in midstream infrastructure through Antero Midstream is intended to address access to and potential curtailments on existing midstream infrastructure, we also deliver to and are serviced by third-party natural gas, NGLs and oil transmission, gathering, processing, storage and fractionation facilities and transportation services that are limited in number, geographically concentrated and subject to significant risks. These risks include the availability of capital, materials and qualified contractors and work force, as well as weather conditions, natural gas, NGLs and oil price volatility, delays in obtaining permits and other government approvals, title and property access problems, geology, public opposition to infrastructure development, compliance by Antero Midstream and/or third parties with their contractual obligations to us and other factors.

An extended interruption of access to or service from pipelines and facilities operated by Antero Midstream and/or third parties, or of transportation services provided by Antero Midstream and/or third parties for any reason, including our failure to obtain such services on acceptable terms, cyberattacks on such pipelines and facilities or service interruptions due to gas quality, could materially harm our business by causing delays in producing and selling our natural gas, NGLs and oil. In such an event, we might have to shut in our wells awaiting a pipeline connection or capacity and/or sell our production at prices lower than market prices or at prices lower than we currently project, all of which could adversely affect our business, financial condition and results of operations. If we shut-in or curtail production for any of these or other reasons, we would be unable to realize revenue from those wells until other arrangements were made to deliver the products to market.

Our ability to produce natural gas, NGLs and oil economically and in commercial quantities is dependent on the availability of adequate supplies of water for drilling and completion operations and access to water and waste disposal or recycling facilities and services at a reasonable cost. Restrictions on our ability to obtain water or dispose of produced water and other waste may have an adverse effect on our financial condition, results of operations and cash flows.

The hydraulic fracture stimulation process on which we depend to produce commercial quantities of natural gas, NGLs and oil requires the use and disposal of significant quantities of water. The availability of water recycling facilities and other disposal alternatives to receive all of the water produced from our wells may affect our production. Our inability to secure sufficient amounts of water, or to dispose of or recycle the water used in our operations, or to timely obtain water sourcing permits or other rights, could adversely impact our operations. The availability of water may change over time in ways that we cannot control, including as a result of climate change-related effects such as shifting weather patterns. Additionally, the imposition of new environmental initiatives and regulations could include restrictions on our ability to obtain water or dispose of waste and adversely affect our business and operating results.

Our identified potential well locations are scheduled out over many years, making them susceptible to uncertainties that could materially alter the occurrence or timing of their drilling. In addition, we may not be able to obtain the substantial amount of capital necessary to drill our potential well locations.

Our management team has specifically identified and scheduled certain well locations as an estimation of our future multi-year drilling activities on our existing acreage. These well locations represent a significant part of our development strategy. Our ability to drill and develop these locations depends on a number of uncertainties, including natural gas, NGLs and oil prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, drilling results, lease expirations, unitization agreements, lease acquisitions, surface agreements, gathering system and pipeline transportation constraints, access to and availability of water sourcing and distribution systems, regulatory approvals and other factors. Because of these uncertainties, we do not know if the numerous potential well locations we have identified will ever be drilled or if we will be able to produce natural gas, NGLs or oil from these or any other potential well locations. In addition, unless production is established within the spacing units covering the undeveloped acres on which some of the potential locations are obtained, the leases for such acreage will expire. As such, our actual drilling activities may materially differ from those presently identified. For more information on our future potential acreage expirations, see “Item 1. Business and Properties—Our Properties and Operations—Undeveloped Acreage Expirations.”

As of December 31, 2021, we had 2,083 identified potential horizontal well locations located in our proved, probable, and possible reserve base. As a result of the limitations described above, we may be unable to drill many of our potential well locations. In addition, we will require significant additional capital over a prolonged period to pursue the development of these locations, and we may not be able to obtain or generate the capital required to do so. Any drilling activities we are able to conduct on these potential locations may not be successful or result in our ability to add additional proved reserves to our overall proved reserves, or may result in a downward revision of our estimated proved reserves, which could have a material adverse effect on our future business and results of operations. For more information on our identified potential well locations, see “Item 1. Business and Properties—Our Properties and Operations—Estimated Proved Reserves—Identification of Potential Well Locations.”

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

Increasing attention to climate change, societal expectations on companies to address climate change, investor and societal expectations regarding voluntary ESG disclosures, and consumer demand for alternative forms of energy may result in increased costs, reduced demand for our products, reduced profits, increased investigations and litigation, negative impacts on our stock price and reduced access to capital markets. Increasing attention to climate change and environmental conservation, for example, may result in demand shifts for oil and natural gas products and additional governmental investigations and private litigation against us. To the extent that societal pressures or political or other factors are involved, it is possible that such liability could be imposed without regard to our causation of or contribution to the asserted damage, or to other mitigating factors.

Moreover, while we create and publish voluntary disclosures regarding ESG matters from time to time, many of the statements in those voluntary disclosures are based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many ESG matters. In addition, we have established a net zero goal by 2025 with respect to our Scope 1 (direct) and Scope 2 (indirect from the purchase of energy) GHG emissions, and we could face unexpected material costs as a result of our efforts to meet this goal and any future revisions to it. We continue to evaluate a range of technology and other measures, such as carbon offsets, that could assist with meeting this goal. Given uncertainties related to the use of emerging technologies, the state of markets for and the availability of verified quality carbon offsets, we cannot predict whether or not we will be able to timely meet our net zero goal, if at all. While we may participate in various voluntary frameworks and certification programs to improve the ESG profile of our operations and products, we cannot guarantee that such participation or certification will have the intended results on our or our products’ ESG profile.

In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings may be used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings and recent activism directed at shifting funding away from companies with energy-related assets could lead to increased negative investor sentiment toward us and our industry and to the diversion of investment to other industries, which could have a negative impact on our stock price and our access to and costs of capital. Also, institutional lenders may decide not to provide funding for fossil fuel energy companies based on climate change related concerns, which could affect our access to capital for potential growth projects. Moreover, to the extent ESG matters negatively impact our reputation, we may not be able to compete as effectively or recruit or retain employees, which may adversely affect our operations. Such ESG matters may also impact Antero Midstream and our customers, which may adversely impact our business, financial condition or results of operations.

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

Our future success depends on whether we can identify optimal strategies for our business. In developing our 2022 business plan, we considered allocating capital and other resources to various aspects of our businesses, including well development, exploratory activities, corporate items, repayment of indebtedness and other alternatives. Notwithstanding the determinations made in the development of our 2022 plan, business opportunities not previously identified periodically come to our attention, including possible acquisitions and dispositions. If we fail to identify optimal business strategies, including the appropriate corporate structure or the appropriate rate of reserve development, or fail to optimize our capital investment and capital raising opportunities and to use our other resources to further our business strategies, our financial condition may be adversely affected. Moreover, economic or other circumstances may change from those contemplated by our 2022 plan, and our failure to recognize or respond to those changes may limit our ability to achieve our objectives.

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

Further, the effects of COVID-19 and concerns regarding its global spread have negatively impacted global demand for crude oil and natural gas, which has and could continue to contribute to price volatility, impact the price we receive for natural gas, NGLs and oil and materially and adversely affect the demand for and marketability of our production, as well as lead to temporary curtailment or shut-ins of production due to lack of downstream demand or storage capacity. Additionally, to the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks set forth in this “Item 1A. Risk Factors.”

Terrorist attacks, cyberattacks and threats could have a material adverse effect on our business, financial condition or results of operations.

Terrorist attacks or cyberattacks may significantly affect the energy industry, including our operations and those of our suppliers and customers, as well as general economic conditions, consumer confidence and spending, and market liquidity. Strategic targets, such as energy-related assets, may be at greater risk of future attacks than other targets in the United States. We depend on digital technology in many areas of our business and operations, including, but not limited to, estimating quantities of oil and gas reserves, processing and recording financial and operating data, oversight and analysis of drilling operations, and communications with our employees and third-party customers or service providers. We also collect and store sensitive data in the ordinary course of our business, including personally identifiable information of our employees as well as our proprietary business information and that of our customers, suppliers, investors and other stakeholders. The secure processing, maintenance and transmission of information is critical to our operations, and we monitor our key information technology systems in an effort to detect and prevent cyberattacks, security breaches or unauthorized access. Despite our security measures, our information technology systems may undergo cyberattacks or security breaches including as a result of employee error, malfeasance or other threat vectors, which could lead to the corruption or loss of our proprietary and potentially sensitive data, delays in production or delivery of our production to customers, difficulty in completing and settling transactions, challenges in maintaining our books and records, environmental damage, communication interruptions, or other operational disruptions and third-party liabilities. Moreover, we may not be able to anticipate, detect or prevent all cyberattacks, particularly because the methodologies used by attackers change frequently or may not be recognized until such attack is underway, and because attackers are increasingly using technologies specifically designed to circumvent cybersecurity measures and avoid detection. Cybersecurity attacks are also becoming more sophisticated and include, but are not limited to, ransomware, credential stuffing, spear phishing, social engineering and other attempts to gain unauthorized access to data for purposes of extortion or other malfeasance.

As cyberattacks continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerabilities to cyberattacks. In particular, our implementation of various procedures and controls to monitor and mitigate security threats and to increase security for our personnel, information, facilities and infrastructure may result in increased capital and operating costs. A cyberattack or security breach could result in liability under data privacy laws, regulatory penalties, damage to our reputation or lss of confidence in us, or additional costs for remediation and modification or enhancement of our information systems to prevent future occurrences, all of which could have a material and adverse effect on our business, financial condition or results of operations. To date we have not experienced any material losses relating to cyberattacks; however, there can be no assurance that we will not suffer such losses in the future. Consequently, it is possible that any of these occurrences, or a combination of them, could have a material adverse effect on our business, financial condition and results of operations.

Our producing properties are concentrated in the Appalachian Basin, making us vulnerable to risks associated with operating in one major geographic area.

Our producing properties are geographically concentrated in the Appalachian Basin in West Virginia and Ohio. As of December 31, 2021, all of our total estimated proved reserves were attributable to properties located in this area. As a result of this concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by, and costs associated with, governmental regulation, state and local political activities, processing or transportation capacity constraints, market limitations, availability of equipment and personnel, water shortages or other drought related conditions or interruption of the processing or transportation of natural gas, NGLs or oil.

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

Negative public perception regarding us and/or our industry could have an adverse effect on our operations.

Opposition toward oil and natural gas drilling and development activities generally has been growing globally and is particularly pronounced in the U.S., and companies in our industry are often the target of activist efforts from both individuals and non-governmental organizations regarding safety, human rights, environmental matters, sustainability and business practices. Negative public perception regarding us and/or our industry may lead to increased litigation and regulatory, legislative and judicial scrutiny, which may, in turn, lead to new local, state and federal laws, regulations, guidelines and enforcement interpretations in safety, environmental, royalty and surface use areas. These actions may cause operational delays or restrictions, increased operating costs, additional regulatory burdens and increased risk of litigation. Moreover, governmental authorities exercise considerable discretion in the timing and scope of permit issuance and the public may engage in the permitting process, including through intervention in the courts. Negative public perception could cause the permits we need to conduct our operations to be withheld, delayed, challenged or burdened by requirements that restrict our ability to profitably conduct our business. In addition, anti-development activists are working to, among other things, reduce access to federal and state government lands and delay or cancel certain operations, such as drilling and development. If activism against oil and natural gas exploration and development persists or increases, there could be a material adverse effect on our business, financial condition and results of operations.

Customer Concentration and Credit Risk

The inability of our significant customers to meet their obligations to us may adversely affect our financial results.

In addition to credit risk related to receivables from commodity derivative contracts, our principal exposures to credit risk are through receivables resulting from the sale of our natural gas, NGLs and oil production that we market to energy companies, end users, and refineries ($559 million as of December 31, 2021). We are also subject to credit risk due to concentration of receivables with several significant customers. The largest purchaser of our products during the year ended December 31, 2021 accounted for approximately 10% of our product revenues. We do not require all of our customers to post collateral. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.

Our hedging transactions expose us to counterparty credit risk and may become more costly or unavailable to us.

As of December 31, 2021, the estimated fair value of our commodity net derivative contracts was a liability of $727 million, and we did not have any derivative assets with bank counterparties under our Credit Facility.

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

In addition, derivative arrangements could limit the benefit we would receive from increases in the prices for natural gas, NGLs and oil, which could also have an adverse effect on our financial condition. If natural gas, NGLs or oil prices upon settlement of our derivative contracts exceed the price at which we have hedged our commodities, we will be obligated to make cash payments to our hedge counterparties, which could, in certain circumstances, be significant.

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

We have various firm transportation and gas processing, gathering and compression service agreements in place, each with minimum volume delivery commitments. Lower commodity prices may lead to reductions in our drilling and completion program, which may result in insufficient production to fully utilize our firm transportation and processing capacity. Our firm transportation agreements expire at various dates from 2022 to 2058 and our gas processing, gathering, and compression services agreements expire at various dates from 2022 to 2038. We are obligated to pay fees on minimum volumes to certain of our service providers regardless of actual volume throughput. In addition, FERC regulates interstate natural gas transportation rates, and terms and conditions of transportation service, which affects the marketing of the natural gas we produce, as well as the prices we receive for sales of our natural gas. Transportation rates on FERC-regulated pipelines are subject to change, and depending on the amount of any increase, such an increase in rates could have an adverse effect on our results of operations. As of December 31, 2021, our long-term contractual obligations under agreements with minimum volume commitments totaled over $11.2 billion over the term of the contracts. If we have insufficient production to meet the minimum volumes or are otherwise unable to fulfill all or a portion of our volume commitments, our cash flow from operations will be reduced, which may require us to reduce or delay our planned investments and capital expenditures or seek alternative means of financing, all of which may have a material adverse effect on our results of operations.

Assuming 2022 production is unchanged from 2021 production, we estimate that we will incur annual net marketing costs of $0.06 per Mcfe to $0.08 per Mcfe in 2022 for unutilized transportation capacity depending on the amount of unutilized capacity that can be marketed to third parties or utilized to transport third party gas and capture positive basis differentials. Additionally, our net marketing expense could increase depending on utilization of our transportation capacity based on future production and how much, if any, future excess transportation can be marketed to third parties.

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

The demand for qualified and experienced field personnel to drill and complete wells and conduct field operations, geologists, geophysicists, engineers and other professionals in the oil and natural gas industry can fluctuate significantly, often in correlation with natural gas and oil prices, causing periodic shortages. Historically, there have been shortages of drilling and workover rigs, pipe and other equipment as demand for rigs and equipment has increased along with the number of wells being drilled. We cannot predict whether these conditions will exist in the future and, if so, what their timing and duration will be. Such shortages could delay or cause us to incur significant expenditures that are not provided for in our capital budget, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, as the rate of inflation has increased in the U.S., the cost of the good and services and labor we use in our operations has also increased, increasing our operating costs.

Interruptions in operations at facilities that process and fractionate our gas may adversely affect our business, financial condition and results of operations.

We have agreements with processing and fractionation facilities, including those owned by MPLX, LP and the Joint Venture, to accommodate our current operations as well as future development plans.  Any significant interruptions at these facilities could cause us to curtail our future development and production plans, which could adversely affect our business, financial condition and results of operations.

The operations of the processing facilities could be partially or completely shut down, temporarily or permanently, as the result of circumstances not within the operator’s control, such as:

●	unscheduled turnarounds or catastrophic events, including damages to facilities, related equipment and surrounding properties caused by earthquakes, tornadoes, hurricanes, floods, fires, severe weather, explosions and other natural disasters;

●	restrictions imposed by governmental authorities or court proceedings;

●	labor difficulties that result in a work stoppage or slowdown;

●	disruption in the supply of power, water and other resources necessary to operate the facilities;

●	damage to the facilities resulting from NGLs that do not comply with applicable specifications;

●	inadequate fractionation capacity or market access to support production volumes, including lack of availability of rail cars, barges, trucks and pipeline capacity, or market constraints, including reduced demand or limited markets for certain NGL products; and

●	terrorist attacks or cyberattacks.

Acquisitions, Divestitures and Takeovers

We may be subject to risks in connection with acquisitions of properties.

The successful acquisition of producing properties requires an assessment of several factors, including:

●	recoverable reserves;

●	future natural gas, NGLs and oil prices and their applicable differentials;

●	operating costs; and

●	potential environmental and other liabilities.

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

Certain provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire control of us, even if the change of control would be beneficial to our stockholders. Among other things, our certificate of incorporation and bylaws:

●	provide advance notice procedures with regard to stockholder nominations of candidates for election as directors or other stockholder proposals to be brought before meetings of our stockholders, which may preclude our stockholders from bringing certain matters before our stockholders at an annual or special meeting;

●	provide our Board of Directors the ability to authorize issuance of preferred stock in one or more series, which makes it possible for our Board of Directors to issue, without stockholder approval, preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of us and which may have the effect of deterring hostile takeovers or delaying changes in control or management of us;

●	provide that the authorized number of directors may be changed only by resolution of our Board of Directors;

●	provide that, subject to the rights of holders of any series of preferred stock to elect directors or fill vacancies in respect of such directors as specified in the related preferred stock designation, all vacancies, including newly created directorships be filled by the affirmative vote of holders of a majority of directors then in office, even if less than a quorum, or by the sole remaining director, and will not be filled by our stockholders;

●	provide that, subject to the rights of the holders of any series of preferred stock to elect directors under specified circumstances, if any, any action required or permitted to be taken by our stockholders must be effected at a duly called annual or special meeting of our stockholders and may not be effected by any consent in writing in lieu of a meeting of such stockholders;

●	provide for our Board of Directors to be divided into three classes of directors, with each class as nearly equal in number as possible, serving staggered three-year terms;

●	provide that, subject to the rights of the holders of shares of any series of preferred stock, if any, to remove directors elected by such series of preferred stock pursuant to our certificate of incorporation (including any preferred stock designation thereunder), directors may be removed from office at any time, only for cause and by the holders of a majority of the voting power of all outstanding voting shares entitled to vote generally in the election of directors;

●	provide that special meetings of our stockholders may only be called by the Chief Executive Officer, the Chairman of our Board of Directors or our Board of Directors pursuant to a resolution adopted by a majority of the total number of directors that we would have if there were no vacancies;

●	provide that (i) Yorktown Partners LLC (“Yorktown”) and their affiliates are permitted to participate (directly or indirectly) in venture capital and other direct investments in corporations, joint ventures, limited liability companies and other entities conducting business of any kind, nature or description, (ii) Yorktown and their affiliates are permitted to have interests in, participate with, aid and maintain seats on the boards of directors or similar governing bodies of any such investments, in each case that may, are or will be competitive with our business and the business of our subsidiaries or in the same or similar lines of business as us and our subsidiaries, or that could be suitable for us or our subsidiaries and (iii) we have, subject to limited exceptions, renounced, to the fullest extent permitted by law, any interest or expectancy in, or in being offered an opportunity to participate in, such corporate opportunities;

●	provide that the provisions of our certificate of incorporation can only be amended or repealed by the affirmative vote of the holders of at least 66 2/3% in voting power of the outstanding shares of our common stock entitled to vote thereon, voting together as a single class; and

●	provide that our bylaws can be altered or repealed by (a) our Board of Directors or (b) our stockholders upon the affirmative vote of holders of at least 66 2/3% of the voting power of our common stock outstanding and entitled to vote thereon, voting together as a single class.

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

Paul M. Rady and an individual affiliated with Yorktown serve as members of our Board of Directors and the Board of Directors of Antero Midstream. Mr. Rady and Yorktown also own a significant portion of the shares of our common stock. As a result of their investments in Antero Midstream, Mr. Rady and Yorktown may have conflicting interests with other stockholders. Conflicts of interest could arise in the future between us, on the one hand, and Mr. Rady and Yorktown, on the other hand, regarding, among other things, decisions related to our financing, capital expenditures and business plans, the terms of our agreements with Antero Midstream and its subsidiaries and the pursuit of potentially competitive business activities or business opportunities.

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

The oil and gas industry is capital intensive. We make, and expect to continue to make, substantial capital expenditures for the exploration, development, production, and acquisition of oil and gas reserves. Our cash flow used in investing activities related to drilling, completions and land expenditures was approximately $716 million in 2021. Our Board of Directors has approved a net capital budget for 2022 of $740 million to $775 million. Our budget includes: a range of $675 million to $700 million for drilling and completion and a range of $65 million to $75 million for leasehold expenditures. Our capital budget excludes acquisitions. We expect to fund these capital expenditures with cash generated by operations, and dividends from Antero Midstream, which we do not control the timing or amount of, if any; however, our financing needs may require us to alter or increase our capitalization substantially through the issuance of debt or equity securities or the sale of assets. The actual amount and timing of our future capital expenditures may differ materially from our capital budget as a result of, among other things, commodity prices, actual drilling results, the availability of drilling rigs and other services and equipment, and regulatory, technological, and competitive developments. A reduction in commodity prices from current levels may result in a decrease in our actual capital expenditures, which would negatively impact our ability to maintain production. For additional discussion of the risks regarding our ability to obtain funding, read “—The borrowing base under the Credit Facility may be reduced if commodity prices decline, which could hinder or prevent us from meeting our future capital needs. We may also be required to post additional collateral as financial assurance of our performance under certain contractual arrangements, which could adversely impact available liquidity under our Credit Facility.”

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

If our revenues or the borrowing base under the Credit Facility decrease as a result of sustained periods of low natural gas, NGLs and oil prices, operating difficulties, declines in reserves or for any other reason, we may have limited ability to obtain the capital necessary to sustain our operations at current levels. If additional capital is needed, we may not be able to obtain debt or equity financing on terms acceptable to us, if at all. If cash flows generated by our operations or available borrowings under the Credit Facility are not sufficient to meet our capital requirements, the failure to obtain additional financing could result in a curtailment of our operations relating to development of our properties, which in turn could lead to a decline in our reserves and production, and could adversely affect our business, financial condition and results of operations.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on, or to refinance, our indebtedness, including the Credit Facility, our senior notes and our 2026 Convertible Notes, depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the senior notes and 2026 Convertible Notes.

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

The borrowing base under the Credit Facility is currently $3.5 billion, and lender commitments under the Credit Facility are $1.5 billion. Our borrowing base is redetermined semi-annually by the lenders each April and October based on certain factors, including our reserves and hedge position, with the next borrowing base redetermination scheduled to occur in April 2022. Our borrowing base may decrease as a result of a decline in natural gas, NGLs or oil prices, operating difficulties, declines in reserves, lending requirements or regulations, the issuance of new indebtedness or for any other reason. We cannot be certain that funding will be available if needed, and to the extent required, on acceptable terms. In the event of a decrease in our borrowing base due to declines in commodity prices or otherwise, we may be unable to meet our obligations as they come due and could be required to repay any indebtedness in excess of the redetermined borrowing base. In addition, we may be unable to access the equity or debt capital markets, including the market for senior unsecured notes, to meet our obligations. As a result, we may be unable to implement our drilling and development plan, make acquisitions or otherwise carry out our business plan, which could have a material adverse effect on our financial condition and results of operations and impair our ability to service our indebtedness.

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

Declines in commodity prices may cause the financial markets to exert downward pressure on stock prices and credit capacity for companies throughout the energy industry.  For example, for portions of 2020, the market for senior unsecured notes was unfavorable for high-yield issuers such as us.  Our development plan may require access to the capital and credit markets. Although the market for high-yield debt securities improved in 2021 as compared to 2020, if the high-yield market deteriorates, or if we are unable to access alternative means of debt or equity financing on acceptable terms or at all, we may be unable to implement our development plan or otherwise carry out our business plan, which could have a material adverse effect on our financial condition and results of operations and impair our ability to service our indebtedness.

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

The Credit Facility limits the amounts we can borrow up to a borrowing base amount, which the lenders, in their sole discretion, determine on a semi-annual basis based upon projected revenues from the oil and natural gas properties and commodity derivatives securing our loan. The lenders can unilaterally adjust the borrowing base and the borrowings permitted to be outstanding under the Credit Facility. Any increase in the borrowing base requires the consent of the lenders holding 100% of the commitments. For additional discussion of the risks regarding our ability to obtain funding under the Credit Facility, see “—The borrowing base under the Credit Facility may be reduced if commodity prices decline, which could hinder or prevent us from meeting our future capital needs. We may also be required to post additional collateral as financial assurance of our performance under certain contractual arrangements, which could adversely impact available liquidity under our Credit Facility.”

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

Our business and operating results can be harmed by factors such as the availability, terms of and cost of capital, increases in interest rates or a reduction in credit rating. These changes could cause our cost of doing business to increase, limit our ability to pursue acquisition opportunities, reduce cash flow used for drilling and place us at a competitive disadvantage. For example, during 2021, we had estimated average outstanding borrowings under the Credit Facility of approximately $182 million, and the impact of a 1.0% increase in interest rates on this amount of indebtedness would result in increased interest expense for that period of approximately $2 million and a corresponding decrease in our cash flows and net income before the effects of income taxes. Furthermore, a downgrade to our credit rating would trigger certain obligations to deliver letters of credit to certain transactional counterparties, which would adversely impact our available liquidity. Disruptions and volatility in the global financial markets may lead to a contraction in credit availability impacting our ability to finance our operations. A significant reduction in net cash provided by operating activities or the availability of credit could materially and adversely affect our ability to achieve our development plan and operating results.

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

Our business is subject to federal, state and local laws and regulations as interpreted and enforced by governmental authorities possessing jurisdiction over various aspects of the exploration for, and the production, processing and transportation of natural gas, NGLs and oil. For example, President Biden has made action on environmental matters, and climate change in particular, a focus of his administration, and our operations may be subject to greater environmental, health and safety restrictions, particularly with regards to hydraulic fracturing, permitting and GHG emissions. For more information on these matters, see “Item 1. Business and Properties—Regulation of the Oil and Natural Gas Industry—Regulation of Environmental and Occupational Safety and Health Matters.” Failure to comply with such laws and regulations, including any evolving interpretation and enforcement by governmental authorities, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Under the EPAct of 2005, FERC has civil penalty authority under the NGA to impose penalties for current violations of up to approximately $1.34 million per day for each violation and disgorgement of profits associated with any violation. While our systems have not been regulated by FERC under the NGA, FERC has adopted regulations that may subject certain of our otherwise non-FERC jurisdictional facilities to FERC annual reporting requirements. Additional rules and legislation pertaining to those and other matters may be considered or adopted by FERC from time to time. Failure to comply with those regulations in the future could subject us to civil penalty liability, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The federal regulation of methane from oil and gas facilities has been subject to substantial uncertainty in recent years. In June 2016, the EPA finalized NSPS, known as Subpart OOOOa, that establish emission standards for methane and VOCs from new and modified oil and natural gas production and natural gas processing and transmission facilities. In September 2020, the EPA finalized amendments to the 2016 standards that removed the transmission and storage segment from the oil and natural gas source category and rescinded the methane-specific requirements for production and processing facilities. However, President Biden signed an executive order on his first day in office calling for the suspension, revision, or rescission of the September 2020 rule and the reinstatement or issuance of methane emission standards for new, modified, and existing oil and gas facilities. Subsequently, the U.S. Congress approved, and President Biden has signed into law, a resolution under the Congressional Review Act to repeal the September 2020 revisions to the methane standards, effectively reinstating the prior standards. In response to President Biden’s executive order, in November 2021, the EPA issued a proposed rule that, if finalized, would establish Quad Ob new source and Quad Oc first-time existing source standards of performance for methane and VOC emissions for the crude oil and natural gas source category. Owners or operators of affected emission units or processes would have to comply with specific standards of performance that may include leak detecting using optical gas imaging and subsequent repair requirements, reduction of regulated emissions through capture and control systems, zero-emission requirements for certain equipment or processes and operations and maintenance requirements. The EPA plans to issue a supplemental proposal enhancing the proposed rulemaking in 2022 that will contain proposed rule text, which was not included in the November 2021 proposed rule and anticipates issuing a final rule by the end of 2022. Once finalized, the regulations are likely to be subject to legal challenge and will also need to be incorporated into the states’ implementation plans, which will need to be approved by the EPA in individual rulemakings that could also be subject to legal challenge. As a result, we cannot predict the scope of any final methane regulatory requirements or the cost to comply with such requirements. Given the long-term trend toward increasing regulation, future federal GHG regulations of the oil and gas industry remain a possibility, and several states, including West Virginia and Ohio, have separately imposed or are considering imposing their own regulations on methane emissions from oil and gas production activities.

Internationally, the United Nations-sponsored “Paris Agreement” requires member states to individually determine and submit non-binding emissions reduction targets every five years after 2020. President Biden has recommitted the United States to the Paris Agreement and, in April 2021, announced a goal of reducing the United States’ emissions by 50-52% below 2005 levels by 2030. In November 2021, the international community gathered again in Glasgow at the 26th Conference to the Parties on the UN Framework Convention on Climate Change (“COP26”), during which multiple announcements were made, including a call for parties to eliminate certain fossil fuel subsidies and pursue further action on non-CO2 GHGs. Relatedly, the United States and European Union jointly announced the launch of the “Global Methane Pledge,” which aims to cut global methane pollution at least 30% by 2030 relative to 2020 levels, including “all feasible reductions” in the energy sector. The impacts of these orders, pledges, agreements and any legislation or regulation promulgated to fulfill the United States’ commitments under the Paris Agreement, COP26 or other international conventions cannot be predicted at this time. Concern over the threat of climate change has also resulted in increasing political risks in the United States, including climate-change related pledges made by President Biden and other public office representatives. On January 27, 2021, President Biden signed an executive order calling for substantial action on climate change, including, among other things, the increased use of zero-emissions vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry and increased emphasis on climate-related risks across agencies and economic sectors. Additionally, in November 2021, the Biden Administration released “The Long-Term Strategy of the United States: Pathways to Net-Zero Greenhouse Gas Emissions by 2050,” which establishes a roadmap to net zero emissions in the United States by 2050 through, among other things, improving energy efficiency; decarbonizing energy sources via electricity, hydrogen, and sustainable biofuels; and reducing non-CO2 GHG emissions, such as methane and nitrous oxide. Other actions that could be pursued include more restrictive requirements for the development of pipeline infrastructure or LNG export facilities, as well as more restrictive GHG emissions limitations for oil and gas facilities.

Increasingly, fossil fuel companies are exposed to litigation risks associated with the threat of climate change. A number of parties have brought suits against fossil fuel companies in state or federal court for alleged contributions to, or failures to disclose the impacts of, climate change. We are not currently party to any such litigation, but could be named in future actions making similar claims of liability. To the extent that societal pressures or political or other factors are involved, it is possible that such liability could be imposed without regard to our causation of or contribution to the asserted damage, or to other mitigating factors.

Additionally, in response to concerns related to climate change, companies in the fossil fuel sector may be exposed to increasing financial risks. Financial institutions, including investment advisors and certain sovereign wealth, pension and endowment funds, may elect in the future to shift some or all of their investment into non-fossil fuel related sectors. Institutional lenders who provide financing to fossil-fuel energy companies have also become more attentive to sustainable lending practices, and some of them may elect in future not to provide funding for fossil fuel energy companies. Many of the largest U.S. banks have made net zero commitments and have announced that they will be assessing financed emissions across their portfolios and taking steps quantify and reduce those emissions. In addition, at COP26, the GFANZ announced that commitments from over 450 firms across 45 countries had resulted in over $130 trillion in capital committed to net zero goals. The various sub-alliances of GFANZ generally require participants to set short-term, sector-specific targets to transition their financing, investing and/or underwriting activities to net zero emissions by 2050. These and other developments in the financial sector could lead to some lenders restricting access to capital for or divesting from certain industries or companies, including the oil and natural gas sector, or requiring that borrowers take additional steps to reduce their GHG emissions. There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. For example, the Federal Reserve has joined the Network for Greening the Financial System, a consortium of financial regulators focused on addressing climate-related risks in the financial sector and, in November 2021, issued a statement in support of the efforts of the NGFS to identify key issues and potential solutions for the climate-related challenges most relevant to central banks and supervisory authorities. A material reduction in the capital available to the fossil fuel industry could make it more difficult to secure funding for exploration, development, production, transportation and processing activities, which could result in decreased demand for our products or otherwise adversely impact our financial performance. In addition, the SEC has announced that it will propose rules that, amongst other matters, will establish a framework for the reporting of climate risks. However, no such rules have been proposed to date and we cannot predict what any such rules may require. To the extent the rules impose additional reporting obligations, we could face increased costs. Separately, the SEC has also announced that is scrutinizing existing climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege an issuer’s existing climate disclosures misleading or deficient.

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

Moreover, climate change may also result in various physical risks such as the increased frequency or intensity of extreme weather events or changes in meteorological and hydrological patterns, that could adversely impact our financial condition and operations, as well as those of our suppliers or customers. Such physical risks may result in damage to our facilities, or otherwise adversely impact our operations, such as if we become subject to water use curtailments in response to drought, or demand for our products, such as to the extent warmer winters reduce the demand for energy for heating purposes. Such physical risks may also impact the infrastructure on which we rely to produce or transport our products. One of more of these developments could have a material adverse effect on our business, financial condition and operations. In addition, while our consideration of changing weather conditions and inclusion of safety factors in design is intended to reduce the uncertainties that climate change and other events may potentially introduce, our ability to mitigate the adverse impacts of these events depends in part on the effectiveness of our facilities and our disaster preparedness and response and business continuity planning, which may not have considered or be prepared for every eventuality.

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

Our sand mine is subject to the Federal Mine Safety and Health Act of 1977 and amending legislation, which impose stringent health and safety standards.

We currently own one sand mine that is operated by a third party and is subject to the Federal Mine Safety and Health Act of 1977, as amended by the Mine Improvement and New Emergency Response Act of 2006, which imposes stringent health and safety standards on numerous aspects of mineral extraction and processing operations, including the training of personnel, operating procedures, operating equipment and other matters. This Act, as amended, is a strict liability statute and any failure to comply with such existing or any future standards, or any more stringent interpretation or enforcement thereof, could have a material adverse effect on sand mining operations or otherwise significantly restrict mineral extraction and processing operations.

Human Capital

The loss of senior management or technical personnel could adversely affect operations.

We depend on the services of our senior management and technical personnel. We do not maintain, nor do we plan to obtain, any insurance against the loss of any of these individuals. The loss of the services of our senior management or technical personnel, including Paul M. Rady, our Chairman, President and Chief Executive Officer, could have a material adverse effect on our business, financial condition and results of operations.

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

Related Parties

Conflicts of interest will arise from time to time between Antero Midstream and us, and Antero Midstream may favor its own interests to the detriment of us and our stockholders.

All of our officers and certain of our directors are also officers or directors of Antero Midstream. Conflicts of interest will arise between Antero Midstream and us. Our directors and officers who are also directors and officers of Antero Midstream have a fiduciary duty to manage Antero Midstream in a manner that is beneficial to Antero Midstream. In resolving these actual or apparent conflicts of interest, these directors and officers may choose strategies that favor Antero Midstream over our interests and the interests of our stockholders. The resolution of any conflicts of interest between Antero Midstream and its subsidiaries, on one hand, and us and our subsidiaries, on the other, to the extent we can resolve them, may be costly and reduce the amount of time and attention that our directors and officers may spend in operating our business, which, in each case, may adversely affect our business.

Income Taxes

Our future tax liability may be greater than expected if our net operating loss (“NOL”) carryforwards are limited, we do not generate expected deductions, or tax authorities challenge certain of our tax positions.

As of December 31, 2021, we have U.S. federal and state NOL carryforwards of $2.3 billion and $2.0 billion, respectively. Some of the U.S. federal NOL carryforwards expire at various dates from 2032 to 2037 while others have no expiration date. We currently expect to be able to utilize these NOL carryforwards and generate deductions to offset our future U.S. federal taxable income. The state NOL carryforwards expire at various dates from 2025 to 2041. We do not expect to be able to utilize certain of these NOL carryforwards due to changes in state tax law. Therefore, the Company has placed a valuation allowance on those NOL carryforwards in the amount of $1.2 billion. These expectations are based upon assumptions we have made regarding, among other things, our income, capital expenditures and net working capital, and upon our NOL carryforwards not becoming subject to future limitation under Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), or otherwise.

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

Furthermore, any significant variance in our interpretation of current income tax laws, including as result of the release of final Treasury Regulations or other interpretive guidance implementing the Tax Cuts and Jobs Act, or a challenge of one or more of our tax positions by the IRS or other tax authorities could affect our tax position. While we expect to be able to utilize (i) our U.S. federal NOL carryforwards, (ii) a portion of our state NOL carryforwards and (iii) generate deductions to offset our future taxable income, in the event that deductions are not generated as expected, one or more of our tax positions are successfully challenged by the IRS (in a tax audit or otherwise), or our NOL carryforwards are subject to future limitation (including due to an ownership change under Section 382), our future tax liability may be greater than expected.

Potential future legislation or the imposition of new or increased taxes or fees may generally affect the taxation of natural gas and oil exploration and development companies and may adversely affect our operations and cash flows.

In past years, U.S. federal and state level legislation has been proposed that would, if enacted into law, make significant changes to tax laws, including to certain key U.S. federal and state income tax provisions currently available to natural gas and oil exploration and development companies. For example, President Biden has set forth several tax proposals that would, if enacted into law, make significant changes to U.S. tax laws. Such proposals include, but are not limited to, (i) an increase in the U.S. income tax rate applicable to corporations (such as us) from 21% and (ii) the elimination of tax subsidies for fossil fuels. The U.S. Congress could consider some or all of these proposals in connection with tax reform to be undertaken by the Biden administration. Additionally, the U.S. Congress passed legislation in 2021, which legislation includes provisions that would, if ultimately enacted, impact the U.S. federal income taxation of corporations. Among other items, this includes provisions that would impose a minimum tax on book income of certain corporations and an excise tax on certain corporate stock repurchases that would be borne by the corporation repurchasing such stock. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could take effect. Additionally, states in which we operate or own assets may impose new or increased taxes or fees on natural gas and oil extraction. The passage of any legislation as a result of these proposals and other similar changes in U.S. federal income tax laws or the imposition of new or increased taxes or fees on natural gas and oil extraction could adversely affect our operations and cash flows.

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

ITEM 4. MINE SAFETY DISCLOSURES

The information concerning mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this Annual Report on Form 10-K.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

We have one class of common equity outstanding, our common stock, par value $0.01 per share. Our common stock is listed on the New York Stock Exchange and traded under the symbol “AR.” On February 11, 2022, our common stock was held by 134 holders of record. The number of holders does not include the shareholders for whom shares of our common stock are held in a “nominee” or “street” name.

Issuer Purchases of Equity Securities

The following table sets forth our share repurchase activity for each period presented:

Total Number
			of Shares	Approximate
			Repurchased	Dollar Value
			as Part of	of Shares
	Total Number		Publicly	that May
	of Shares	Average Price	Announced	Yet be Purchased
Period	Purchased	Paid Per Share	Plans	Under the Plan (2)
October 1, 2021 - October 31, 2021 (1)	28,819	$19.59	—	$—
November 1, 2021 - November 30, 2021	—	—	—	—
December 1, 2021 - December 31, 2021	—	—	—	—
Total	—	$—	—	$—
(1)	The total number of shares purchased represent shares of our common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of restricted stock and RSUs held by our employees.
(2)	As of December 31, 2021, we did not have an authorized share repurchase program.

Capital Return Program

On February 15, 2022, our Board of Directors authorized a share repurchase program to opportunistically repurchase up to $1.0 billion of shares of our outstanding common stock. The shares may be repurchased from time to time in open market transactions, through privately negotiated transactions or by other means in accordance with federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will be determined by us at our discretion and will depend on a variety of factors, including the market price of our common stock, general market and economic conditions and applicable legal requirements. The exact number of shares to be repurchased by us is not guaranteed and the program may be suspended, modified or discontinued at any time without prior notice.

Dividend Restrictions

Our ability to pay dividends is governed by (i) the provisions of Delaware general corporation law, (ii) our Certificate of Incorporation and Bylaws, (iii) the indentures relating to our 5.00% senior notes due 2025, 8.375% senior notes due 2026, 7.625% senior notes due 2029, 5.375% senior notes due 2030 and 4.25% convertible senior notes due 2026 and (iv) the Credit Facility. We have not paid or declared any dividends on our common stock. The future payment of cash dividends on our common stock, if any, is within the discretion of the Board of Directors and will depend on our earnings, capital requirements, financial condition and other relevant factors. There is no assurance that we will pay any cash dividends on our common stock.

Stock Performance Graph

The graph below shows the cumulative total shareholder return assuming the investment of $100 on December 31, 2016 in each of our common stock, the Standard & Poor’s 500 (“S&P 500”) Index, and the Dow Jones U.S. Oil & Gas Index. We believe the Dow Jones U.S. Oil & Gas Index is meaningful because it is an independent, objective view of the performance of similarly-sized energy companies.

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

ITEM 6. RESERVED

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

Our Company

We are an independent oil and natural gas company engaged in the development, production, exploration and acquisition of natural gas, NGLs and oil properties located in the Appalachian Basin. We focus on unconventional reservoirs, which can generally be characterized as fractured shale formations. Our management team has worked together for many years and has a successful track record of reserve and production growth as well as significant expertise in unconventional resource plays. Our strategy is to leverage our team’s experience delineating and developing natural gas resource plays to develop our reserves and production, primarily on our existing multi-year inventory of drilling locations.

We have assembled a portfolio of long-lived properties that are characterized by what we believe to be low geologic risk and repeatability. Our drilling opportunities are focused in the Appalachian Basin. As of December 31, 2021, we held approximately 502,000 net acres in the Appalachian Basin. In addition, we estimate that approximately 174,000 net acres of our leasehold may be prospective for the slightly shallower Upper Devonian Shale.

As of December 31, 2021, our estimated proved reserves were 17.7 Tcfe, consisting of 10.2 Tcf of natural gas, 718 MMBbl of assumed recovered ethane, 501 MMBbl of C3+ NGLs and 36 MMBbl of oil. This represents a 0.5% increase in estimated proved reserves from December 31, 2020. These reserve estimates have been prepared by our internal reserve engineers and management and audited by our independent reserve engineers. As of December 31, 2021, we had approximately 2,083 potential horizontal well locations on our existing leasehold acreage that were classified as proved, probable and possible.

We operate in the following reportable segments: (i) the exploration, development and production of natural gas, NGLs and oil; (ii) marketing of excess firm transportation capacity; and (iii) midstream services through our equity method investment in Antero Midstream Corporation (“Antero Midstream”). All of our operations are conducted in the United States.

COVID-19 Pandemic

Since the start of the COVID-19 pandemic, governments have tried to slow the spread of the virus by imposing social distancing guidelines, travel restrictions and stay-at-home orders, among other actions, which caused a significant decrease in activity in the global economy and the demand for oil, and to a lesser extent, natural gas and NGLs. As vaccines have become widely available, social distancing guidelines, travel restrictions and stay-at-home orders have eased, activity in the global economy has increased and demand for oil, natural gas and NGLs and related commodity pricing, has improved. However, new variants of the virus could cause further commodity market volatility and resulting financial market instability, and these are variables beyond our control that may adversely impact our generation of funds from operating cash flows, distributions from unconsolidated affiliates, available borrowings under our Credit Facility and our ability to access the capital markets.

As a producer of natural gas, NGLs and oil, we are recognized as an essential business under various federal, state and local regulations related to the COVID-19 pandemic. As such, we have continued to operate throughout the pandemic as permitted under these regulations while taking steps to protect the health and safety of our workers. We have implemented protocols to reduce the risk of an outbreak within our field operations and corporate offices, and these protocols have not reduced Antero Resources’ production and our throughput in a significant manner. A substantial portion of our non-field level employees currently operate in remote work from home arrangements, and we have been able to maintain a consistent level of effectiveness through these arrangements, including maintaining our day-to-day operations, our financial reporting systems and our internal control over financial reporting. We continue to monitor the COVID-19 environment in order to (i) protect the health and safety of our employees and contract workers and (ii) to determine when a return to in-office working arrangements will be appropriate.

Our supply chain has not experienced any significant interruptions as a result of the COVID-19 pandemic. The lack of a market or available storage for any one NGL product or oil could result in our having to delay or discontinue well completions and commercial production or shut in production for other products because we cannot curtail the production of individual products in a meaningful way without reducing production of other products. Potential impacts of these constraints may include partial shut-in of production, although we are not able to determine the extent of shut-ins or for how long they may last. However, because some of our wells produce rich gas, which is processed, and some produce dry gas, which does not require processing, we can change the mix of products that we produce and wells that we complete to adjust our production to address takeaway capacity constraints for certain products. For example, we can shut-in rich gas wells and still produce from our dry gas wells if processing or storage capacity of NGL products becomes limited or constrained. Prior to the COVID-19 pandemic, we had developed a diverse set of buyers and destinations, as well as in-field and off-site storage capacity for our condensate volumes. As a result of the pandemic, we have expanded our customer base and our condensate storage capacity within the Appalachian Basin.

Our natural gas, NGLs and oil producing properties are located in the liquids-rich Appalachian Basin. We maintain an active hedging program designed to mitigate volatility in commodity prices and to protect certain of our expected future cash flows for our future operations and capital spending plans. All of our hedges are financial hedges and do not have physical delivery requirements. As such, any decreases in anticipated production, such as a result of decreased development activity, would not impact our ability to realize the benefits of or reduce the obligations for our hedges. For the year ending December 31, 2022, we have hedged through fixed price contracts the sale of 422 Bcf of natural gas at a weighted average price of $2.50 per MMBtu, a swaption agreement for 156 Bcf of natural gas production at a weighted average index price of $2.77 per MMBtu and basis swaps for 22 Bcf with a weighted average pricing differential of $0.515 per MMBtu.

In addition, our borrowing capacity is directly impacted by the amount of financial assurance that we are required to provide in the form of letters of credit to third parties, primarily pipeline capacity providers. The amount of financial assurance we provided has not increased during the COVID-19 pandemic and, thus far, we have not experienced any losses due to counterparty risk. However, our ability to limit any additional financial assurance we are required to provide, as well as to protect ourselves from the counterparty risk of our financial hedges, may be limited in the future. Since the onset of the COVID-19 pandemic, we have timely serviced our debt and other obligations.

On October 26, 2021, we entered into the New Credit Facility with a borrowing base of $3.5 billion and lender commitments of $1.5 billion. Lender commitments were reduced by $1.1 billion from the previous commitments of $2.64 billion to better align with our expected future liquidity needs. As of December 31, 2021, we had no borrowings under our New Credit Facility and had outstanding letters of credit of $531 million. We have not materially modified the terms of any other agreements. See Note 8—Long-Term Debt to the consolidated financial statements and “—Capital Resources and Liquidity—Debt Agreements—Credit Facility.”

As the global economy continues to recover from the effects of the COVID-19 pandemic, economic indicators have continued to strengthen. However, the economy has begun to experience elevated inflation levels as a result of global supply and demand imbalances resulting from the COVID-19 pandemic. For example, the United States Bureau of Labor and Statistics (“BLS”) consumer price index for all urban consumers increased 7% from December 31, 2020 to December 31, 2021 as compared to the average historical 10-year rate of 2%. Additionally, employment activity has also begun to strengthen as demonstrated by the United States BLS unemployment rate declining from a high of 15% in April 2020 to 4% in December 2021. Inflationary pressures and labor shortages could result in increases to our operating and capital costs that are not fixed, renegotiation of contracts and/or supply agreements and higher labor costs, among others. These economic variables are beyond our control and may adversely impact our business, financial condition, results of operations and future cash flows.

Recent Developments and Highlights

Credit Facility

On October 26, 2021, we entered into an amended and restated senior secured revolving credit facility, the New Credit Facility with a borrowing base of $3.5 billion and lender commitments of $1.5 billion and matures on the earlier of (i) October 26,

2026 or (ii) the day that is 180 days prior to the earliest stated redemption date of any series of our then outstanding senior notes.  Lender commitments were reduced by $1.1 billion from the previous commitments of $2.64 billion to better align with our expected future liquidity needs. See Note 8—Long-Term Debt to the consolidated financial statements and “—Capital Resources and Liquidity—Debt Agreements—Credit Facility” for more information.

Issuance of Senior Notes

On January 4, 2021, we issued $500 million of 8.375% senior notes due July 15, 2026 (the “2026 Notes”) at par. On January 26, 2021, we issued $700 million of 7.625% senior notes due February 1, 2029 (the “2029 Notes”) at par. The 2026 Notes and 2029 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2026 Notes and 2029 Notes rank pari passu to our other outstanding senior notes. The 2026 Notes and 2029 Notes are guaranteed on a full and unconditional and joint and several senior unsecured basis by our wholly owned subsidiaries and certain of our future restricted subsidiaries. See “—Debt Agreements—Senior Unsecured Notes” below and Note 8—Long-Term Debt to the consolidated financial statements for more information.

Debt Repurchase Program

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

On November 2, 2021, we redeemed $116 million of the principal amount of our 2029 Notes at a redemption price of 107.625% of the principal amount thereof, plus accrued and unpaid interest. Immediately following the redemption, there were $584 million aggregate principal amount of 2029 Notes outstanding.

On January 27, 2022, we announced that we will redeem all $585 million of the aggregate principal amount of our 5.00% senior notes due March 1, 2025 (the “2025 Notes”) at a redemption price of 101.25% of the principal amount thereof, plus accrued and unpaid interest on March 1, 2022. Immediately following the redemption, the 2025 Notes will be fully retired. The $7 million premium to the principal amount to be redeemed, along with the write-off of unamortized debt issuance costs, will be included in our loss on early debt extinguishment during the first quarter of 2022.

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

Capital Return Program

On February 15, 2022, our Board of Directors authorized a share repurchase program that allows the Company to repurchase up to $1.0 billion of outstanding common stock. The shares may be repurchased from time to time in open market transactions, through privately negotiated transactions or by other means in accordance with federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will be determined by us at our discretion and will depend on a variety of factors, including the market price of our common stock, general market and economic conditions and applicable legal requirements.

The exact number of shares to be repurchased by us is not guaranteed and the program may be suspended, modified or discontinued at any time without prior notice.

Drilling Partnership

On February 17, 2021, we announced the formation of a drilling partnership with QL Capital Partners (“QL”), an affiliate of Quantum Energy Partners, for our 2021 through 2024 drilling program. Under the terms of the arrangement, each year in which QL participates represents an annual tranche, and QL will be conveyed a working interest in any wells spud by us during such tranche year. For 2021 and 2022, we agreed to the estimated internal rate of return (“IRR”) or our capital budget for each annual tranche, and QL agreed to participate in the 2021 and 2022 tranches. For each subsequent year through 2024, we will propose a capital budget and estimated IRR for all wells to be spud during such year and, subject to the mutual agreement of the parties that the estimated IRR for the year exceeds a specified return, QL will be obligated to participate in such tranche. We develop and manage the drilling program associated with each tranche, including the selection of wells. Additionally, for each annual tranche in which QL participates, together with QL, we will enter into assignments, bills of sale and conveyances pursuant to which QL will be conveyed a proportionate working interest percentage in each well spud in that year, which conveyances will not be subject to any reversion.

Under the terms of the arrangement, QL funded 20% of development capital for wells spud in 2021 and (i) is expected to fund 15% of development capital for wells spud in 2022 and (ii) between 15% and 20% of development capital for wells spud in each of 2023 and 2024, which funding amounts represent QL’s proportionate working interest in such wells. Additionally, we may receive a carry in the form of a one-time payment from QL for each annual tranche if the IRR for such tranche exceeds certain specified returns, which will be determined no earlier than October 31 and no later than December 1 following the end of each tranche year. Capital costs in excess of, and cost savings below, a specified percentage of budgeted amounts for each annual tranche will be for our account. Subject to the preceding sentence, for any wells included in a tranche, QL is obligated and responsible for its working interest share of costs and liabilities, and is entitled to its working interest share of revenues, associated with such wells for the life of such wells. If we present a capital budget for an annual tranche with an estimated IRR equal to or exceeding a specified return that QL in good faith believes is less than such specified return and QL elects not to participate, we will not be obligated to offer QL the opportunity to participate in subsequent annual tranches. See Note 3—Transactions to the consolidated financial statements for more information.

Overriding Royalty Interest Additional Contributions
On June 15, 2020, we announced the consummation of a transaction with an affiliate of Sixth Street Partners, LLC (“Sixth Street”) relating to certain overriding royalty interests across our existing asset base (the “ORRIs”).  In connection with the transaction, we contributed the ORRIs to a newly formed subsidiary, Martica, and Sixth Street at the initial closing contributed $300 million in cash (subject to customary adjustments) and agreed to contribute up to an additional $102 million in cash if certain production thresholds attributable to the ORRIs were achieved in the third quarter of 2020 and first quarter of 2021.  All cash contributed by Sixth Street was distributed to us.  We met the applicable production thresholds related to the third quarter of 2020 and first quarter of 2021 as of September 31, 2020 and March 31, 2021, respectively. We received a $51 million cash distribution during each of the years ended December 31, 2020 and 2021.  See Note 4—Transactions to the consolidated financial statements for more information.

Sources of Our Revenues

●	Natural gas, NGL and oil sale revenues. Our revenues are primarily derived from the sale of natural gas and oil production, as well as the sale of NGLs that are extracted from our natural gas during processing. Our production is entirely from within the continental United States; however, some of our production revenues are attributable to customers who export our products. During 2021, our production revenues were comprised of approximately 59% from the sale of natural gas and 41% from the sale of NGLs and oil. Natural gas, NGLs and oil prices are inherently volatile and are influenced by many factors outside of our control. All of our production is derived from natural gas wells, some of which also produce NGLs which are extracted through processing, and oil.
●	Commodity derivatives. To achieve more predictable cash flows and to reduce our exposure to downward price fluctuations, we utilize derivative instruments to hedge future sales prices on a significant portion of our production. We enter into primarily fixed price natural gas, NGLs and oil swap contracts for natural gas in which we receive or pay the difference between a fixed price and the variable market price received, as well as basis swap contracts that hedge the difference between the NYMEX index price and a local index price. At the end of each accounting period, we estimate the fair value of these swaps and, because we have not elected hedge accounting, we recognize changes in the fair value of these derivative instruments in earnings. We expect continued volatility in the prices we receive for our production and the fair value of our derivative instruments.
●	Marketing revenues. Marketing revenues are primarily derived from activities to purchase and sell third-party natural gas and NGLs and to market excess firm transportation capacity to third parties.
●	Gathering, compression, water handling and treatment revenues. Gathering, compression, water handling and treatment revenues are derived from our ownership interest in Antero Midstream.

Principal Components of Our Cost Structure

●	Lease operating expenses. These are the operating costs incurred to maintain our production. Such costs include produced water hauling, water handling, water disposal, labor-related costs to monitor producing wells, maintenance, repairs and workover expenses. Cost levels for these expenses can vary based on the volume of water produced, supply and demand for oilfield services, activity levels, and other factors.
●	Gathering, compression, processing and transportation. These costs include the costs to purchase services from Antero Midstream and fees paid to other third parties who operate low- and high-pressure gathering systems that transport our gas. They also include costs to process and extract NGLs from our produced gas and to transport our natural gas, NGLs and oil to market. We often enter into fixed price long-term contracts that secure transportation and processing capacity, which may include minimum volume commitments, the cost for which is included in these expenses to the extent that they are not associated with excess capacity. Costs associated with excess capacity are included in marketing expenses.
●	Production and ad valorem taxes. Production and ad valorem taxes consist of severance and ad valorem taxes. Severance taxes are paid on produced natural gas and oil based on a percentage of sales prices (not hedged prices) or at fixed per-unit rates established by state authorities. Ad valorem taxes are paid based on the value of our reserves as well as the value of property and equipment.
●	Marketing expenses. We purchase and sell third-party natural gas and NGLs and market our excess capacity under long-term contracts. Marketing costs include the cost of purchased third-party natural gas and NGLs. We also classify firm transportation costs related to capacity contracted for in advance of having sufficient production and infrastructure to fully utilize this excess capacity as marketing expenses, because we market this excess capacity to third parties. We enter into long-term firm transportation agreements for a significant portion of our current and expected future production in order to secure capacity on major pipelines.
●	Exploration expense. These are primarily costs related to unsuccessful leasing efforts, as well as geological and geophysical costs, including seismic costs, costs of unsuccessful exploratory dry holes and costs of other exploratory activities.
●	Impairment of oil and gas properties. These costs include impairment and costs associated with leases expirations, impairment of design and initial costs related to pads that are no longer planned to be placed into service and impairment of proved properties due to lower future commodity prices. We charge impairment expense for expired or soon-to-be expired leases when we determine they are impaired based on factors such as remaining lease terms, reservoir performance, commodity price outlooks and future plans to develop the acreage. We also record impairment charges for proved properties on a geological reservoir basis when events or changes in circumstances indicate that a property’s carrying amount may not be recoverable.
●	Depletion, depreciation, and amortization. DD&A includes the systematic expensing of the capitalized costs incurred to acquire, explore and develop natural gas, NGLs and oil. As a successful efforts company, we capitalize all costs associated with our acquisition and development efforts and all successful exploration efforts and allocate these costs using the units of production method. Depreciation is computed over an asset’s estimated useful life using the straight-line basis.
●	General and administrative expense. These costs include overhead, including payroll and benefits for our staff, costs of maintaining our headquarters, costs of managing our production and development operations, audit and other professional fees, insurance, legal expenses and other administrative expenses. General and administrative expense also includes noncash equity-based compensation expense. See Note 10—Equity-Based Compensation and Cash Awards to the consolidated financial statements for more information.

●	Interest expense. We finance a portion of our capital expenditures, working capital requirements and acquisitions with borrowings under the Prior Credit Facility, which had a variable rate of interest based on LIBOR or the Alternate Base Rate and borrowings under the New Credit Facility, which has a variable rate of interest based on SOFR (defined below in “—Capital Resources and Liquidity—Debt Agreements—Credit Facility”) or the Alternate Base Rate. As a result, we incur substantial interest expense that is affected by both fluctuations in interest rates and our financing decisions. As of December 31, 2021, we had fixed interest rates of (i) 5.00% on our 2025 Notes having a principal balance of $585 million, (ii) 8.375% on our 2026 Notes having a principal balance of $325 million, (iii) 7.625% on our 2029 Notes having a principal balance of $584 million, (iv) 5.375% on our 2030 Notes having a principal balance of $600 million and (v) 4.25% on our 2026 Convertible Notes having a principal balance of $82 million. See Note 8—Long-Term Debt to the consolidated financial statements for more information.
●	Income tax expense. We are subject to state and U.S. federal income taxes but are currently not in a cash tax paying position with respect to U.S. federal income taxes. The difference between our financial statement income tax expense and our U.S. federal income tax liability is primarily due to the differences in the tax and financial statement treatment of oil and gas properties, the effects of noncontrolling interests and the deferral of unsettled commodity derivative gains and losses for tax purposes until they are settled. We do pay some state income or franchise taxes where state income or franchise taxes are determined on a basis other than income. We have recorded deferred income tax expense to the extent our deferred tax liabilities exceed our deferred tax assets. See Note 14—Income Taxes to the consolidated financial statements for more information.

Results of Operations

We have three operating segments: (i) the exploration, development and production of natural gas, NGLs and oil; (ii) marketing and utilization of excess firm transportation capacity gathering and processing; and (iii) midstream services through our equity method investment in Antero Midstream. Revenues from Antero Midstream’s operations were primarily derived from intersegment transactions for services provided to our exploration and production operations. All intersegment transactions were eliminated upon consolidation, including revenues from water handling and treatment services provided by Antero Midstream, which we capitalized as proved property development costs. See Note 18—Reportable Segments to the consolidated financial statements for disclosures on our reportable segments. Marketing revenues are primarily derived from activities to purchase and sell third-party natural gas and NGLs and to market and utilize excess firm transportation capacity.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2021

The operating results of our reportable segments were as follows for the years ended December 31, 2020 and 2021 (in thousands):

	Year Ended December 31, 2020
			Equity Method	Elimination of
			Investment in	Intersegment
	Exploration		Antero	Transactions and
	and		Midstream	Unconsolidated	Consolidated
	Production	Marketing	Corporation	Affiliates	Total
Revenue and other:
Natural gas sales	$1,809,952	—	—	—	1,809,952
Natural gas liquids sales	1,161,683	—	—	—	1,161,683
Oil sales	112,270	—	—	—	112,270
Commodity derivative fair value gains	79,918	—	—	—	79,918
Gathering, compression, water handling and treatment	—	—	971,391	(971,391)	—
Marketing	—	310,572	—	—	310,572
Amortization of deferred revenue, VPP	14,507	—	—	—	14,507
Other income (loss)	2,797	—	(70,672)	70,672	2,797
Total revenue	3,181,127	310,572	900,719	(900,719)	3,491,699

Operating expenses:
Lease operating	98,865	—	—	—	98,865
Gathering and compression	834,758	—	165,386	(165,386)	834,758
Processing	909,038	—	—	—	909,038
Transportation	787,042	—	—	—	787,042
Production and ad valorem taxes	106,775	—	—	—	106,775
Marketing	—	469,404	—	—	469,404
Exploration	1,083	—	—	—	1,083
General and administrative (excluding equity-based compensation)	111,165	—	39,435	(39,435)	111,165
Equity-based compensation	23,317	—	12,778	(12,778)	23,317
Depletion, depreciation, and amortization	861,870	—	108,790	(108,790)	861,870
Impairment of oil and gas properties	223,770	—	—	—	223,770
Impairment of midstream assets	—	—	673,640	(673,640)	—
Accretion of asset retirement obligations	3,421	—	180	(180)	3,421
Contract termination and rig stacking and other expenses	14,290	—	15,219	(15,219)	14,290
Loss on sale of assets	348	—	2,929	(2,929)	348
Total operating expenses	3,975,742	469,404	1,018,357	(1,018,357)	4,445,146
Operating loss	$(794,615)	(158,832)	(117,638)	117,638	(953,447)

Equity in earnings (loss) of unconsolidated affiliates	$(62,660)	—	86,430	(86,430)	(62,660)

	Year Ended December 31, 2021
			Equity Method	Elimination of
			Investment in	Intersegment
	Exploration		Antero	Transactions and
	and		Midstream	Unconsolidated	Consolidated
	Production	Marketing	Corporation	Affiliates	Total
Revenue and other:
Natural gas sales	$3,442,028	—	—	—	3,442,028
Natural gas liquids sales	2,147,499	—	—	—	2,147,499
Oil sales	201,232	—	—	—	201,232
Commodity derivative fair value losses	(1,936,509)	—	—	—	(1,936,509)
Gathering, compression, water handling and treatment	—	—	968,874	(968,874)	—
Marketing	—	718,921	—	—	718,921
Amortization of deferred revenue, VPP	45,236	—	—	—	45,236
Other income (loss)	1,025	—	(70,672)	70,672	1,025
Total revenue	3,900,511	718,921	898,202	(898,202)	4,619,432

Operating expenses:
Lease operating	96,793	—	—	—	96,793
Gathering and compression	874,023	—	157,120	(157,120)	874,023
Processing	791,978	—	—	—	791,978
Transportation	833,173	—	—	—	833,173
Production and ad valorem taxes	197,910	—	—	—	197,910
Marketing	—	811,698	—	—	811,698
Exploration	6,566	—	—	—	6,566
General and administrative (excluding equity-based compensation)	124,569	—	50,299	(50,299)	124,569
Equity-based compensation	20,437	—	13,539	(13,539)	20,437
Depletion, depreciation, and amortization	742,009	—	108,790	(108,790)	742,009
Impairment of oil and gas properties	90,523	—	—	—	90,523
Accretion of asset retirement obligations	3,820	—	460	(460)	3,820
Contract termination and rig stacking and other expenses	4,305	—	12,667	(12,667)	4,305
Gain on sale of assets	(2,232)	—	—	—	(2,232)
Total operating expenses	3,783,874	811,698	342,875	(342,875)	4,595,572
Operating income (loss)	$116,637	(92,777)	555,327	(555,327)	23,860

Equity in earnings of unconsolidated affiliates	$77,085	—	90,451	(90,451)	77,085

Exploration and Production Segment Results for the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2021

The following table sets forth selected operating data of the exploration and production segment for the year ended December 31, 2020 compared to the year ended December 31, 2021:

			Amount of
	Year Ended December 31,		Increase	Percent
	2020	2021	(Decrease)	Change
Production data (1) (2):
Natural gas (Bcf)	875	826	(49)	(6)%
C2 Ethane (MBbl)	19,709	17,262	(2,447)	(12)%
C3+ NGLs (MBbl)	48,341	40,496	(7,845)	(16)%
Oil (MBbl)	4,412	3,521	(891)	(20)%
Combined (Bcfe)	1,310	1,194	(116)	(9)%
Daily combined production (MMcfe/d)	3,578	3,271	(307)	(9)%
Average prices before effects of derivative settlements (3):
Natural gas (per Mcf) (4)	$2.07	4.17	2.10	101%
C2 Ethane (per Bbl)	$5.77	11.99	6.22	108%
C3+ NGLs (per Bbl)	$21.68	47.92	26.24	121%
Oil (per Bbl)	$25.45	57.15	31.70	125%
Weighted Average Combined (per Mcfe)	$2.35	4.85	2.50	106%
Average realized prices after effects of derivative settlements (3):
Natural gas (per Mcf)	$2.79	3.08	0.29	10%
C2 Ethane (per Bbl)	$5.65	11.81	6.16	109%
C3+ NGLs (per Bbl)	$23.91	41.32	17.41	73%
Oil (per Bbl)	$38.91	52.80	13.89	36%
Weighted Average Combined (per Mcfe)	$2.96	3.88	0.92	31%
Average costs (per Mcfe):
Lease operating	$0.08	0.08	—	—%
Gathering and compression	$0.64	0.73	0.09	14%
Processing	$0.69	0.66	(0.03)	(4)%
Transportation	$0.60	0.70	0.10	17%
Production and ad valorem taxes	$0.08	0.17	0.09	113%
Marketing expense, net	$0.12	0.08	(0.04)	(33)%
Depletion, depreciation, amortization, and accretion	$0.66	0.62	(0.04)	(6)%
General and administrative (excluding equity-based compensation)	$0.08	0.10	0.02	25%
(1)	Production data excludes volumes related to the VPP.
(2)	Oil and NGLs production was converted at 6 Mcf per Bbl to calculate total Bcfe production and per Mcfe amounts. This ratio is an estimate of the equivalent energy content of the products and may not reflect their relative economic value.
(3)	Average prices reflect the before and after effects of our settled commodity derivatives. Our calculation of such after effects includes gains on settlements of commodity derivatives (but does not include proceeds from the derivative monetizations in 2020 and 2021), which do not qualify for hedge accounting because we do not designate or document them as hedges for accounting purposes.
(4)	The average realized price for the year ended December 31, 2021 includes $85 million of net litigation proceeds related to a favorable litigation judgment. See Note 16—Contingencies to the consolidated financial statements for further discussion on the litigation proceeds. Excluding the effect of the litigation proceeds received, the average realized price for natural gas would have been $4.06 per Mcf.

Natural gas sales. Revenues from sales of natural gas increased from $1.8 billion for the year ended December 31, 2020 to $3.4 billion, which included net litigation proceeds of $85 million, for the year ended December 31, 2021, an increase of $1.6 billion, or 90%. See Note 16—Contingencies to the consolidated financial statements for more information on the litigation proceeds.

Excluding net litigation proceeds, lower natural gas production volumes during the year ended December 31, 2021 accounted for an approximate $101 million decrease in year-over-year natural gas sales revenue (calculated as the change in year-to-year volumes times the prior year average price excluding the net proceeds from the litigation), and increases in commodity prices (excluding the effects of derivative settlements) accounted for an approximate $1.6 billion increase in year-over-year gas sales revenue (calculated as the change in the year-to-year average price excluding the net proceeds from the litigation times current year production volumes).

NGLs sales. Revenues from sales of NGLs increased from $1.2 billion for the year ended December 31, 2020 to $2.1 billion for the year ended December 31, 2021, an increase of $0.9 billion, or 85%. Lower NGLs production volumes during the year ended December 31, 2021 accounted for an approximate $0.2 billion decrease in year-over-year NGL revenues (calculated as the change in year-to-year volumes times the prior year average price), and increases in commodity prices, excluding the effects of derivative settlements, accounted for an approximate $1.1 billion increase in year-over-year revenues (calculated as the change in the year-to-year average price times current year production volumes).

Oil sales. Revenues from sale of oil increased from $112 million for the year ended December 31, 2020 to $201 million for the year ended December 31, 2021, an increase of $89 million, or 79%. Lower oil production volumes during the year ended December 31, 2021 accounted for a $23 million decrease in year-over-year oil sales revenues (calculated as the change in year-to-year volumes times the prior year average price), and changes in our oil prices, excluding the effects of derivative settlements, accounted for an approximate $112 million increase in year-over-year oil sales revenues (calculated as the change in the year-to-year average price times current year production volumes).

Commodity derivative fair value gains (losses). To achieve more predictable cash flows, and to reduce our exposure to price fluctuations, we enter into fixed for variable price swap contracts, swaptions, basis swap contracts and collar contracts when management believes that favorable future sales prices for our production can be secured. Because we do not designate these derivatives as accounting hedges, they do not receive hedge accounting treatment. Consequently, all mark-to-market gains or losses, as well as cash receipts or payments on settled derivative instruments, are recognized in our statements of operations. For the year ended December 31, 2020, our commodity hedges resulted in derivative fair value gains of $80 million. For the year ended December 31, 2021, our commodity hedges resulted in derivative fair value loss of $1.9 billion. Commodity derivative fair value gains included $795 million of net cash proceeds for gains on settled derivatives for the year ended December 31, 2020 as well as cash proceeds of $9 million related to derivatives that were monetized prior to their contractual settlement dates. For the year ended December 31, 2021, commodity derivative fair value losses included $1.2 billion of net cash payments on commodity derivative losses as well as $5 million for payments on derivatives that were settled prior to their contractual settlement dates.

Commodity derivative fair value gains or losses vary based on future commodity prices and have no cash flow impact until the derivative contracts are settled or monetized prior to settlement. Derivative asset or liability positions at the end of any accounting period may reverse to the extent future commodity prices increase or decrease from their levels at the end of the accounting period, or as gains or losses are realized through settlement. We expect continued volatility in commodity prices and the related fair value of our derivative instruments in the future. Additionally, the percentage of our production that is currently hedged for 2022 and beyond is lower than historic levels. See “—Capital Resources and Liquidity—Overview” for more information.

Amortization of deferred revenue, VPP. Amortization of deferred revenues associated with the VPP increased from $15 million for the year ended December 31, 2020 to $45 million for the year ended December 31, 2021 as a result of the VPP closing in August 2020. Under the terms of the agreement, the production volumes are delivered at approximately $1.61 per MMBtu over the contractual term. See Note 4—Transactions to the consolidated financial statements for more information on this transaction.

Lease operating expense. Lease operating expense decreased from $99 million for the year ended December 31, 2020 to $97 million for the year ended December 31, 2021, a decrease of $2 million or 2% primarily due to lower production volumes. On a per unit basis, lease operating expenses remained consistent at $0.08 per Mcfe for the years ended December 31, 2020 and 2021.

Gathering, compression, processing, and transportation expense. Gathering, compression, processing, and transportation expense remained consistent at $2.5 billion for the years ended December 31, 2020 and 2021. This is primarily a result of higher overall costs between periods, which were fully offset by lower production volumes between periods. Gathering and compression costs increased from $0.64 per Mcfe for the year ended December 31, 2020 to $0.73 per Mcfe for the year ended December 31, 2021, primarily due to higher fuel costs as a result of increased natural gas prices and $48 million in incentive fee rebates from Antero Midstream Corporation earned during the year ended December 31, 2020 compared to $12 million in incentive fee rebates from Antero Midstream earned during the year ended December 31, 2021. Processing costs decreased from $0.69 per Mcfe for the year ended December 31, 2020 to $0.66 per Mcfe for the year ended December 31, 2021, due to a decrease in C3+ NGL volumes as compared to total production volumes between periods, partially offset by increased NGL pipeline and terminaling fees from higher NGL volumes taken in-kind between periods. Transportation costs increased from $0.60 per Mcfe for the year ended December 31, 2020 to $0.70 per Mcfe and for the year ended December 31, 2021, primarily due to increased utilization on higher tariff pipelines to the Midwest and Gulf Coast between periods.

Production and ad valorem tax expense. Total production and ad valorem taxes increased from $107 million for the year ended December 31, 2020 to $198 million for the year ended December 31, 2021, an increase of $91 million or 85%, primarily due to higher commodity prices between periods and $5 million for the litigation proceeds. On a per Mcfe basis, production and ad valorem taxes increased from $0.08 per Mcfe for the year ended December 31, 2020 to $0.17 per Mcfe for the year ended December 31, 2021. Production and ad valorem taxes as a percentage of natural gas revenues remained at 6% in each of the years ended December 31, 2020 and 2021.

General and administrative expense. General and administrative expense (excluding equity-based compensation expense) increased from $111 million for the year ended December 31, 2020 to $125 million for the year ended December 31, 2021, an increase of $14 million or 12%, primarily due to higher salary and wage expense between periods, which includes our annual incentive program that was temporarily and significantly reduced during 2020. We had 522 and 519 employees as of December 31, 2020 and 2021, respectively. On a per unit basis, general and administrative expense excluding equity-based compensation increased by 25%, from $0.08 per Mcfe during the year ended December 31, 2020 to $0.10 per Mcfe during the year ended December 31, 2021 as a result of higher overall costs and lower production volumes between periods.

Equity-based compensation expense. Equity-based compensation expense decreased from $23 million for the year ended December 31, 2020 to $20 million for the year ended December, 2021, a decrease of $3 million or 12%, primarily due to equity award forfeitures partially offset by new awards granted to employees. When an equity award is forfeited, expense previously recognized for the award is reversed. See Note 10—Equity-Based Compensation and Cash Awards to the consolidated financial statements for more information.

Depletion, depreciation, and amortization expense. DD&A expense decreased from $862 million for the year ended December 31, 2020 to $742 million for the year ended December 31, 2021, a decrease of $120 million or 14%. DD&A per Mcfe decreased from $0.66 per Mcfe during the year ended December 31, 2020 to $0.62 per Mcfe during the year ended December 31, 2021 primarily due to increases in proved reserves as a result of higher commodity prices between periods.

Impairment of oil and gas properties. Impairment of oil and gas properties decreased from $224 million for the year ended December 31, 2020 to $91 million for the year ended December 31, 2021, a decrease of $133 million, or 60%, primarily related to lower impairments of expiring leases between periods. During both periods, we recognized impairments primarily related to expiring leases and initial costs related to pads we no longer plan to place into service.

Marketing Segment Results for the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2021

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

Net marketing expense decreased from $159 million, or $0.12 per Mcfe, for the year ended December 31, 2020 to $93 million, or $0.08 per Mcfe, for the year ended December 31, 2021. The decrease was driven by higher marketing volumes, which mitigated some of our excess firm transportation expense, and the reduction of our firm transportation commitments between periods.

Marketing revenue. Marketing revenue increased from $311 million for the year ended December 31, 2020 to $719 million for the year ended December 31, 2021, an increase of $408 million, or 131%, primarily due to increased commodity prices and marketing volumes between periods. Higher natural gas marketing volumes accounted for a $120 million increase in year-over-year marketing revenues (calculated as the change in year-to-year volumes times the prior year average price), and changes in our natural gas prices accounted for an approximate $248 million increase in year-over-year marketing revenues (calculated as the change in the year-to-year average price times current year marketing volumes). Higher oil marketing volumes accounted for a $7 million increase in year-over-year marketing revenues (calculated as the change in year-to-year volumes times the prior year average price), and changes in our oil prices accounted for an approximate $22 million increase in year-over-year marketing revenues (calculated as the change in the year-to-year average price times current year marketing volumes). Lower ethane marketing volumes accounted for a $4 million decrease in year-over-year marketing revenues (calculated as the change in year-to-year volumes times the prior year average price), and changes in our ethane prices accounted for an approximate $21 million increase in year-over-year marketing revenues (calculated as the change in the year-to-year average price times current year marketing volumes). Higher NGL marketing volumes between periods also contributed to increased marketing revenues during the year ended December 31, 2021.

Marketing expense. Marketing expense increased from $469 million for the year ended December 31, 2020 to $812 million for the year ended December 31, 2021, an increase of $343 million, or 73%. Marketing expense includes the cost of third-party purchased natural gas, NGLs and oil as well as firm transportation costs, including costs related to current excess firm capacity. The cost of third-party natural gas, NGL and oil purchases increased approximately $309 million, $20 million and $24 million, respectively, between periods primarily due to higher commodity prices and increased marketing volumes between periods. Firm transportation costs were $218 million for the year ended December 31, 2020 and $208 million for the year ended December 31, 2021, a decrease of $10 million due to the reduction in firm transportation commitments between periods.

Antero Midstream Segment Results for the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2021

Antero Midstream revenue.  Revenue from the Antero Midstream segment decreased from $901 million, which included amortization of customer relationships of $71 million, for the year ended December 31, 2020 to $898 million, which included amortization of customer relationships of $71 million, for the year ended December 31, 2021, a decrease of $3 million, primarily due to lower water handling revenue as a result of decreased well completions period-over-period, partially offset by higher low pressure revenues due to lower fee rebates earned by us as well as higher compression revenues as a result of increased throughput between periods.

Antero Midstream operating expense. Total operating expense related to the segment decreased from $1.0 billion for the year ended December 31, 2020 to $342 million for the year ended December 31, 2021 primarily due to impairments recorded by Antero Midstream during the year ended December 31, 2020 of $98 million on its freshwater pipelines and equipment and impairment of goodwill of $575 million. Antero Midstream’s impairment expense was $5 million for the year ended December 31, 2021 due to canceled project write-downs as well as a lower of cost or market adjustment for pipe inventory.

Discussion of Items Not Allocated to Segments for the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2021

Interest expense. Interest expense decreased from $200 million for the year ended December 31, 2020 to $182 million for the year ended December 31, 2021, a decrease of $18 million, or 9%, primarily due to the reduction in debt as a result of repurchases of our unsecured senior notes, paydown of our Credit Facility and increased interest income between periods, partially offset by interest that accrued on the (i) 2026 Convertible Notes, which were issued in August 2020 and (ii) 2026 Notes, 2029 Notes and 2030 Notes, each of which was issued after December 31, 2020. Interest expense includes approximately $12 million of amortization of debt issuance costs and debt discounts and premiums for each of the years ended December 31, 2020 and 2021.

Gain (loss) on early extinguishment of debt. During the year ended December 31, 2020, we recognized a gain on early extinguishment of debt of $176 million related to $1.4 billion principal amount of debt that we repurchased at a weighted average discount of 13%. During the year ended December 31, 2021, we equitized $206 million aggregate principal amount of our 2026 Convertible Notes in privately negotiated exchange transactions, and as a result, we recognized a loss of $61 million, which represents the difference between the fair value of the liability component of the 2026 Convertible Notes and the carrying value of such notes. Additionally, during the year ended December 31, 2021, we redeemed (i) the remaining balance of $661 million of our 2022 Notes at par, plus accrued and unpaid interest; (ii) the remaining balance of $574 million of our 2023 Notes at par, plus accrued and unpaid interest; (iii) $175 million of our 2026 Notes at a redemption price of 108.375% of par, plus accrued and unpaid interest; and (iv) $116 million of our 2029 Notes at a redemption price of 107.625% of par, plus accrued and unpaid interest. For such redemptions, we recognized a $32 million loss on early extinguishment of debt. See Note 8—Long-Term Debt to the consolidated financial statements for more information.

Loss on convertible note equitization. During the year ended December 31, 2021, we recognized a loss of $51 million for the January Equitization Transactions and the May Equitization Transactions, which represents the consideration paid in excess of the original terms of the 2026 Convertible Notes. See Note 8—Long-Term Debt to the consolidated financial statements for more information.

Impairment of equity method investment. In 2020, we determined that events and circumstances indicated that the carrying value of our investment in Antero Midstream had experienced an other-than-temporary decline, and we recorded impairment of $611 million. The fair value of the equity method investment in Antero Midstream was based on the quoted market share price of Antero Midstream as of March 31, 2020.

Income tax benefit. Income tax benefit decreased from $397 million, with an effective tax rate of 24%, for the year ended December 31, 2020 to $74 million, with an effective tax rate of 32%, for the year ended December 31, 2021, primarily due to a lower book loss between periods and the effects of a West Virginia apportionment tax law change enacted in 2021. For the year ended December 31, 2021, our overall effective tax rate was different than the statutory rate of 21% primarily due to the effects of state income taxes, the dividends received deduction, non-deductible equity-based compensation expenses and the effects of a West Virginia apportionment tax law change enacted in 2021. See Note 14—Income Taxes to our consolidated financial statements more for information regarding our income tax provision for the years ended December 31, 2020 and 2021.

As of December 31, 2020 and 2021, we had U.S. federal and state net operating loss (“NOL”) carryforwards of approximately $2.3 billion. Many of these NOLs expire at various dates between 2025 and 2041 while others have no expiration date. Potential future legislation or the imposition of new or increased taxes may have a significant effect on our future taxable position. The impact of any such change would be recorded in the period in which such interpretation is received or legislation is enacted.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2020

Refer to “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of the results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2020.

Capital Resources and Liquidity

Overview

Our primary sources of liquidity have been through net cash provided by operating activities including proceeds from derivatives, borrowings under our Credit Facility, issuances of debt and equity securities, dividends from unconsolidated affiliates and proceeds from our asset sale program. Our primary use of cash has been for the exploration, development and acquisition of oil and natural gas properties. As we develop our reserves, we continually monitor what capital resources, including equity and debt financings, are available to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. Our future success in growing our proved reserves and production will be highly dependent on net cash provided by operating activities and the capital resources available to us. For information about the impacts of COVID-19 on our capital resources and liquidity, see “—COVID-19 Pandemic.”

The New Credit Facility has a borrowing base of $3.5 billion and current lender commitments of $1.5 billion. The borrowing base is redetermined semi-annually based on certain factors including our reserves, natural gas, NGLs and oil commodity prices, and the value of our hedge portfolio. The next redetermination of the borrowing base is scheduled to occur in April 2022. For a discussion of the risks of a decrease in the borrowing base under the New Credit Facility, see “Item 1A. Risk Factors—The borrowing base under the New Credit Facility may be reduced if commodity prices decline, which could hinder or prevent us from meeting our future capital needs. We may also be required to post additional collateral as financial assurance of our performance under certain contractual arrangements, which could adversely impact available liquidity under our New Credit Facility.”

Our commodity hedge position provides us with additional liquidity because it provides us with the relative certainty of receiving a significant portion of our future expected revenues from operations despite potential declines in the price of natural gas. For the year ended December 31, 2021, approximately 70% of our volumes were hedged through fixed price commodity swap. Assuming our 2022 production is the same as our production in 2021, approximately 54% of our production for 2022 will be hedged through fixed price commodity swap. Our ability to make significant additional acquisitions for cash would require us to utilize borrowings on the New Credit Facility or obtain additional equity or debt financing, which we may not be able to obtain on terms acceptable to us, or at all. The New Credit Facility is funded by a syndicate of 15 banks. We believe that the participants in the syndicate have the capability to fund up to their current commitment. If one or more banks should not be able to do so, we may not have the full availability of the New Credit Facility.

2021 Capital Spending and 2022 Capital Budget

For the year ended December 31, 2021, our total consolidated capital expenditures were approximately $749 million, including drilling and completion expenditures of $627 million, leasehold additions of $79 million and other capital expenditures of $43 million. Our net capital budget for 2022 is $740 million to $775 million. Our budget includes: a range of $675 million to $700 million for drilling and completion and a range of $65 million to $75 million for leasehold expenditures. We do not budget for acquisitions. During 2022, we plan to complete 60 to 65 net horizontal wells in the Appalachian Basin. We periodically review our capital expenditures and adjust our budget and its allocation based on liquidity, drilling results, leasehold acquisition opportunities and commodity prices.

Our capital budget may be adjusted as business conditions warrant as the amount, timing and allocation of capital expenditures is largely discretionary and within our control. If natural gas, NGLs and oil prices decline, or costs increase, to levels that do not generate an acceptable level of corporate returns, we may defer a significant portion of our budgeted capital expenditures until later periods to achieve the desired balance between sources and uses of liquidity, and to prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flows.

Based on strip prices as of December 31, 2021, we believe that net cash provided from operating activities and available borrowings under the New Credit Facility will be sufficient to meet our cash requirements, including normal operating needs, debt service obligations, capital expenditures, and commitments and contingencies for at least the next 12 months. For more information on our outstanding indebtedness, see “—Debt Agreements.”

As of December 31, 2021, we did not have any off-balance sheet arrangements other than contractual commitments for firm transportation, gas processing and fractionation, gathering and compression services and land payment obligations.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2020 and 2021:

	Year Ended December 31,
	2020	2021
Net cash provided by operating activities	$735,640	1,660,116
Net cash used in investing activities	(530,061)	(710,784)
Net cash used in financing activities	(205,579)	(949,332)
Net increase in cash and cash equivalents	$—	—

Year Ended December 31, 2020 Compared to Year Ended December 31, 2021

Operating Activities. Net cash provided by operating activities was $736 million and $1.7 billion for the years ended December 31, 2020 and 2021, respectively. Net cash provided by operating activities increased primarily due to increases in commodity prices both before and after the effects of settled commodity derivatives, decreased net marketing expense as well as decreased cash utilized for working capital, partially offset by decreased production and increased ad valorem taxes between periods.

Our net operating cash flows are sensitive to many variables, the most significant of which is the volatility of natural gas, NGLs and oil prices, as well as volatility in the cash flows attributable to settlement of our commodity derivatives. Prices for natural gas, NGLs and oil are primarily determined by prevailing market conditions. Regional and worldwide economic activity, weather, infrastructure capacity to reach markets, storage capacity and other variables influence the market conditions for these products. For example, the impact of the COVID-19 outbreak reduced global demand for natural gas, NGLs and oil. These factors are beyond our control and are difficult to predict. For additional information on the impact of changing prices on our financial position, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Investing Activities. Net cash flows used in investing activities increased from $530 million for the year ended December 31, 2020 to $711 million for the year ended December 31, 2021, due to $216 million in proceeds from the VPP and $125 million in settlement of the water earnout impacting the year ended December 31, 2020, partially offset by a decrease in capital expenditures of $158 million during the year ended December 31, 2021 as compared to the same period in 2020.

Total additions to unproved properties and drilling and completion costs decreased from $871 million during the year ended December 31, 2020 to $680 million during the year ended December 31, 2021 primarily due to a decrease in drilling and completion activity, increased drilling and completion efficiencies and service cost deflation.

Financing Activities. Net cash flows used in financing activities increased from $206 million for the year ended December 31, 2020 to $949 million for the year ended December 31, 2021. During the year ended December 31, 2021, we issued $500 million aggregate principal amount of 2026 Notes, $700 million aggregate principal amount of 2029 Notes and $600 million aggregate principal amount of 2030 Notes (net of $31 million of aggregate debt issuance costs), of which proceeds were used to (i) redeem $661 million aggregate principal amount of our 2022 Notes, which were fully retired, (ii) redeem $574 million aggregate principal amount of our 2023 Notes, which were fully retired, (iii) repurchase $5 million aggregate principal amount of our 2025 Notes, (iv) redeem $175 million aggregate principal amount of our 2026 Notes, (v) redeem $116 million aggregate principal of our 2029 Notes and (vi) repay all outstanding borrowings on our Credit Facility. Also, during the year ended December 31, 2021, we completed the January Share Offering and the May Share Offering and used the proceeds and approximately $89 million of borrowings under the Prior Credit Facility to repurchase $206 million aggregate principal amount of the 2026 Convertible Notes in privately negotiated transactions. Additionally, during the year ended December 31, 2021, we received a $51 million payment from Martica and distributed $97 million to the noncontrolling interest in Martica.

During the year ended December 31, 2020, we repurchased (i) $1.1 billion aggregate principal amount of debt at a weighted average discount of 17% for $900 million of cash and (ii) $43 million of our common stock at weighted average price of $1.54 per share. During the year ended December 31, 2020, we issued $288 million principal amount of 2026 Convertible Notes. Additionally, we also received $351 million for the sale of a noncontrolling interest in Martica and distributed $36 million to the noncontrolling interest in Martica during the year ended December 31, 2020. See Note 4—Transactions and Note 8—Long-Term Debt for more information on these transactions, respectively.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2020

Refer to “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity” in our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of the cash flows for the year ended December 31, 2019 compared to the year ended December 31, 2020.

Debt Agreements

Credit Facility

We have a senior secured revolving credit facility with a consortium of bank lenders. On October 26, 2021, we entered into an amended and restated senior secured revolving credit facility, the New Credit Facility. Borrowings under the New Credit Facility are subject to borrowing base limitations based on the collateral value of our assets and are subject to regular semi-annual redeterminations. As of December 31, 2021, the borrowing base was $3.5 billion and lender commitments were $1.5 billion. The next redetermination of the borrowing base is scheduled to occur in April 2022. The maturity date of the New Credit Facility is the earlier of (i) October 26, 2026 and (ii) the date that is 180 days prior to the earliest stated redemption date of any series of Antero’s then outstanding senior notes.

As of December 31, 2021, we had no borrowings and $531 million of letters of credit outstanding under the New Credit Facility.

The New Credit Facility provides for borrowing at either an Adjusted Term Secured Overnight Financing Rate (“SOFR”), an Adjusted Daily Simple SOFR or an Alternate Base Rate (each as defined in the New Credit Facility).

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

●	a minimum consolidated current ratio of 1.00 to 1.00 at the end of each fiscal quarter; and

●	a maximum leverage ratio of total debt to EBITDAX for the trailing four quarter period of 4.00 to 1.00 at the end of each fiscal quarter.

We were in compliance with the applicable covenants and ratios as of December 31, 2020 and 2021 under the Prior Credit Facility and New Credit Facility, respectively. As of December 31, 2021, our current ratio was 3.42 to 1.00 and our leverage ratio was 1.35 to 1.00.

See Note 8—Long Term Debt to the consolidated financial statements included in this Annual Report on Form 10-K for more information on our Credit Facility

Senior Unsecured Notes

The following table summarizes certain material terms of our senior unsecured notes and convertible notes outstanding as of December 31, 2021:

					2026
					Convertible
	2025 Notes (1)	2026 Notes	2029 Notes	2030 Notes	Notes
Outstanding principal (in thousands)	$584,635	$325,000	$584,000	$600,000	$81,570
Interest rate	5.000%	8.375%	7.625%	5.735%	4.25%
Maturity date	March 1, 2025	July 15, 2026	February 1, 2029	March 1, 2030	September 1, 2026
Interest payment dates	Mar. 1, Sept. 1	Jan. 15, July 15	Feb. 1, Aug. 1	Mar. 1, Sept. 1	Mar. 1, Sept. 1
Make-whole redemption date (2)	March 1, 2023	January 15, 2026	February 1, 2027	March 1, 2028	N/A (3)
(1)	On January 27, 2022, we announced that we will redeem all $585 million of the aggregate principal amount of our 2025 Notes at a redemption price of 101.25% of the principal amount thereof, plus accrued and unpaid interest on March 1, 2022. Immediately following the redemption, the 2025 Notes will be fully retired. The $7 million premium to the principal amount to be redeemed, along with the write-off of umaortized debt issuance costs, will be included in our loss on early debt extinguishment during the first quarter of 2022.
(2)	On or after these dates, we may redeem the applicable series of notes, in whole or in part, at a redemption price equal to 100% of the principal amount redeemed, together with accrued and unpaid interest up to the redemption date. At any time prior to these dates, we may redeem the notes at a redemption price that includes an applicable premium as defined in the indentures to such notes.
(3)	The indenture governing the 2026 Convertible Notes does not allow us to optionally redeem the 2026 Convertible Notes prior to the maturity date.

See Note 8—Long Term Debt to the consolidated financial statements for more information on our senior notes.

We may, from time to time, seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, or otherwise. Any such repurchases will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved could be material. During the year ended December 31, 2021, we repurchased or redeemed $1.7 billion principal amount of debt, including portions of our 2022 Notes, 2023 Notes, 2025 Notes, 2026 Notes and 2029 Notes.

The senior notes indentures each contain restrictive covenants and restrict our ability to incur additional debt unless a pro forma minimum interest coverage ratio requirement of 2.25:1 is maintained. We were in compliance with such covenants as of December 31, 2020 and 2021.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our consolidated financial statements. Our more significant accounting policies and estimates include the successful efforts method of accounting for our production activities, estimates of natural gas, NGLs and oil reserve quantities and standardized measure of future cash flows, and impairment of proved properties. We provide an expanded discussion of our more significant accounting policies, estimates and judgments below. We believe these accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements. See Note 2—Summary of Significant Accounting Policies to the consolidated financial statements for a discussion of additional accounting policies and estimates made by management.

Successful Efforts Method

The Company accounts for its natural gas, NGLs and oil exploration and development activities under the successful efforts method of accounting. Under the successful efforts method, the costs incurred to acquire, drill, and complete productive wells, development wells and undeveloped leases are capitalized. Oil and gas lease acquisition costs are also capitalized. Exploration costs, including personnel and other internal costs, geological and geophysical expenses, delay rentals for gas and oil leases and costs associated with unsuccessful lease acquisitions are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when we determine that the well does not contain reserves in commercially viable quantities. The Company reviews exploration costs related to wells in progress at the end of each quarter and makes a determination, based on known results of drilling at that time, whether the costs should continue to be capitalized pending further well testing and results, or charged to expense. We have not incurred any such charges in the years ended December 31, 2019, 2020 and 2021. The sale of a partial interest in a proved property is accounted for as a normal retirement, and no gain or loss is recognized as long as this treatment does not significantly affect the units of production amortization rate. A gain or loss is recognized for all other sales of producing properties.

Unproved properties with significant acquisition costs are assessed for impairment on a property by property basis, and any impairment in value is charged to expense. Impairment is assessed based on remaining lease terms, drilling results, reservoir performance, commodity price outlooks and future plans to develop acreage. Unproved properties and the related costs are transferred to proved properties when reserves are discovered on, or otherwise attributed to, the property. Proceeds from sales of partial interests in unproved properties are accounted for as a recovery of cost without recognition of any gain or loss until the cost has been recovered. Impairment of oil and gas properties related to unproved properties for leases that have expired, or are expected to expire, was $393 million, $224 million and $91 million for the years ended December 31, 2019, 2020 and 2021, respectively.

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

Natural Gas, NGLs and Oil Reserve Quantities and Standardized Measure of Future Cash Flows

Our internal technical staff prepares the estimates of natural gas, NGLs and oil reserves and associated future net cash flows, which are audited by our independent reserve engineers. Current accounting guidance allows only proved natural gas, NGLs and oil reserves to be included in our financial statement disclosures. The SEC has defined proved reserves as the estimated quantities of natural gas, NGLs and oil which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved undeveloped reserves include reserves that are expected to be drilled and developed within five years; wells that are not drilled within five years from booking are reclassified from proved reserves to probable reserves. Reserves are used in our depletion calculation and in assessing the carrying value of our oil and gas properties.

Our independent reserve engineers and internal technical staff must make a number of subjective assumptions based on their professional judgment in developing reserve estimates. Reserve estimates consider recent production levels and other technical information about each field. Natural gas, NGLs and oil reserve engineering is a subjective process of estimating underground accumulations of natural gas, NGLs and oil that cannot be precisely measured. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Periodic revisions to the estimated reserves and future cash flows may be necessary as a result of a number of factors, including reservoir performance, new drilling, natural gas, NGLs and oil prices, cost changes, technological advances, new geological or geophysical data or other economic factors. Accordingly, reserve estimates are generally different from the quantities of natural gas, NGLs and oil that are ultimately recovered. We cannot predict the amounts or timing of future reserve revisions. Any significant revisions could affect the future amortization rates of capitalized costs and result in a material asset impairment.

Impairment of Proved Properties

We evaluate the carrying amount of our proved natural gas, NGLs and oil properties for impairment on a geological reservoir basis whenever events or changes in circumstances indicate that a property’s carrying amount may not be recoverable.  Under GAAP for successful efforts accounting, if the carrying amount exceeds the estimated undiscounted future net cash flows (measured using futures prices at the end of a quarter), we further evaluate our proved properties and record an impairment charge if the carrying amount of our proved properties exceeded the estimated fair value of the properties.

We did not record any impairments for proved properties during the years ended December 31, 2020 and 2021. During the year ended December 31, 2019, the Utica Shale carrying value exceeded the estimated fair value of the Utica Shale assets based on sales of other properties. As a result, we recorded an impairment of $881 million related to proved oil and gas properties in the Utica Shale during the year ended December 31, 2019.

Based on current future commodity prices, we currently do not anticipate having to record any impairment charge for our proved properties in the near future. Estimated undiscounted future net cash flows are sensitive to commodity price swings and a decline in prices could result in the carrying amount exceeding the estimated undiscounted future net cash flows at the end of a future reporting period, which would require us to further evaluate if an impairment charge would be necessary. For our Utica and Marcellus properties, strip pricing would have to decline by more than approximately 25% and 35%, respectively, from year-end 2021 levels before further evaluation of those properties would be required in order to determine if an impairment charge would be necessary under GAAP. If future prices decline from December 31, 2021, the fair value of our properties may be below their carrying amounts and an impairment charge may be necessary. However, we are unable to predict commodity prices with any greater precision than the futures market.

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

In order to manage our exposure to natural gas, NGLs and oil price volatility, we enter into derivative transactions from time to time, which may include commodity swap agreements, basis swap agreements, collar agreements and other similar agreements related to the price risk associated with our production. To the extent legal right of offset exists with a counterparty, we report derivative assets and liabilities on a net basis. We record derivative instruments on the consolidated balance sheets as either assets or liabilities measured at fair value and records changes in the fair value of derivatives in current earnings as they occur. Changes in the fair value of commodity derivatives, including gains or losses on settled derivatives, are classified as revenues on our consolidated statements of operations. The fair value of derivative instruments was determined using Level 2 inputs. Our derivatives have not been designated as hedges for accounting purposes.

We account for our investment in Antero Midstream under the equity method of accounting. We evaluate our equity method investment for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such investment may have experienced an other-than-temporary decline in value. When evidence of loss in value has occurred, management compares the fair value of the investment to the carrying value of the investment to determine whether potential impairment has occurred. If the fair value is less than the carrying value and management considers the decline in value to be other-than-temporary, the excess of the carrying value over the fair value is recognized in the financial statements as an impairment loss. See Note 6—Equity-Method Investment to the consolidated financial statements for further discussion on our equity method investments.

As of March 31, 2020, we determined that events and circumstances indicated that the carrying value had experienced an other-than-temporary decline and we recorded impairment expense of $611 million. The fair value of the equity method investment in Antero Midstream was based on the quoted market common stock price of Antero Midstream as of March 31, 2020 (Level 1).

Income Taxes

We are subject to state and federal income taxes, but are currently not in a cash tax paying position with respect to federal income taxes. The difference between our financial statement income tax expense and our U.S. federal income tax liability is primarily due to the differences in the tax and financial statement treatment of oil and gas properties, derivative instruments and the 2026 Convertible Notes. Our deferred tax assets and liabilities result from temporary differences between tax and financial statement income, primarily from derivative instruments, oil and gas properties and NOL carryforwards. As of December 31, 2021, we have U.S. federal and state NOLs expiring at various dates from 2025 to 2041 while others have no expiration date, which resulted in the recognition of significant deferred tax assets. We record deferred income tax expense to the extent our deferred tax liabilities exceed our deferred tax assets. We record a deferred income tax benefit to the extent our deferred tax assets exceed our deferred tax liabilities.

We record a valuation allowance when we believe all or a portion of our deferred tax assets will not be realized. In assessing the realizability of our deferred tax assets, management considers whether some portion or all of the deferred tax assets will be realized based on a more-likely-than-not standard of judgment. The ultimate realization of deferred tax assets is dependent upon our ability to generate future taxable income during the periods in which our deferred tax assets are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment, estimates of which may be imprecise due to unforeseen future events or conditions outside of our control, including changes in commodity prices or changes to tax laws and regulations. The amount of deferred tax assets considered realizable could change based upon the amounts of taxable income actually generated, or as estimates of future taxable income change. As of December 31, 2021, we have recognized a valuation allowance of $50 million for NOLs we do not expect to realize that are primarily attributable to states in which we no longer operate and due to changes in West Virginia apportionment tax law.

The calculation of deferred tax assets and liabilities involves uncertainties in the application of complex tax laws and regulations. We recognize in our financial statements those tax positions which we believe are more-likely-than-not to be sustained upon examination by the Internal Revenue Service or state revenue authorities.

New Accounting Pronouncements

Convertible Instruments

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which eliminates the cash conversion model in ASC 470-20, Debt with Conversion and Other Options, that require separate accounting for conversion features, and instead, allows the debt instrument and conversion features to be accounted for as a single debt instrument. It is effective for interim and annual reporting periods beginning after December 15, 2021. We will adopt the standard effective January 1, 2022 under the modified retrospective transition method.

Upon adoption of this new standard, we will reclassify $24 million, net of deferred income taxes and equity issuance costs, from additional paid-in capital and increase long-term debt by $27 million, reduce deferred income tax liability by $6 million and reduce accumulated deficit by $3 million as of January 1, 2022. Additionally, annual interest expense for the 2026 Convertible Notes beginning January 1, 2022 will be based on an effective interest rate of 4.9% as compared to 15.3% for the year ended December 31, 2021. We do not believe that adoption of the standard will impact our operational strategies or development prospects.

Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes. This ASU removes certain exceptions to the general principles in ASC 740, Income Taxes (“ASC 740”) and also simplifies portions of ASC 740 by clarifying and amending existing guidance. It is effective for interim and annual reporting periods beginning after December 15, 2020. We adopted this ASU on January 1, 2021, and it did not have a material impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risk. The term “market risk” refers to the risk of loss arising from adverse changes in natural gas, NGLs and oil prices, as well as interest rates. These disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures.

Commodity Hedging Activities

Our primary market risk exposure is in the price we receive for our natural gas, NGLs and oil production. Pricing is primarily driven by spot regional market prices applicable to our U.S. natural gas production and the prevailing worldwide price for oil. Pricing for natural gas, NGLs and oil has, historically, been volatile and unpredictable, and we expect this volatility to continue in the future. The prices we receive for our production depend on many factors outside of our control, including volatility in the differences between product prices at sales points and the applicable index price.

To mitigate some of the potential negative impact on our cash flows caused by changes in commodity prices, we enter into financial derivative instruments for a portion of our natural gas, NGLs and oil production when management believes that favorable future prices can be secured.

Our financial hedging activities are intended to support natural gas, NGLs and oil prices at targeted levels and to manage our exposure to natural gas, NGLs and oil price fluctuations. These contracts may include commodity price swaps whereby we will receive a fixed price and pay a variable market price to the contract counterparty, collars that set a floor and ceiling price for the hedged production, or basis differential swaps. These contracts are financial instruments and do not require or allow for physical delivery of the hedged commodity. As of December 31, 2021, our commodity derivatives included fixed price swaps, swaptions and basis differential swaps at index-based pricing.

As of December 31, 2021, we had in place natural gas swaps, basis swaps and a swaption covering portions of our projected production through 2024. Our commodity hedge position as of December 31, 2021 is summarized in Note 12—Derivative Instruments to our consolidated financial statements. Under the New Credit Facility, we are permitted to hedge up to 75% of our projected production for the next 60 months. We may enter into hedge contracts with a term greater than 60 months, and for no longer than 72 months, for up to 65% of our estimated production. Based on our production and our fixed price swap contracts that settled during the year ended December 31, 2021, our revenues would have decreased by approximately $33 million for each $0.10 decrease per MMBtu in natural gas prices and $1.00 decrease per Bbl in oil and NGLs prices, excluding the effects of changes in the fair value of our derivative positions which remain open as of December 31, 2021.

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

Mark-to-market adjustments of derivative instruments cause earnings volatility but have no cash flow impact relative to changes in market prices until the derivative contracts are settled or monetized prior to settlement. We expect continued volatility in the fair value of our derivative instruments. Our cash flows are only impacted when the associated derivative contracts are settled or monetized by making or receiving payments to or from the counterparty. As of December 31, 2021, the estimated fair value of our commodity derivative instruments was a net liability of $727 million, comprised of current and noncurrent assets and liabilities. As of December 31, 2020, the estimated fair value of our commodity derivative instruments was a net asset of $22 million, comprised of current and noncurrent assets and current liabilities.

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

Counterparty and Customer Credit Risk

Our principal exposures to credit risk are through receivables resulting from the following: commodity derivative contracts ($15 million as of December 31, 2021) and the sale of our natural gas, NGLs and oil production ($559 million as of December 31, 2021), which we market to energy companies, end users and refineries.

By using derivative instruments that are not traded on an exchange to hedge exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties. Credit risk is the potential failure of a counterparty to perform under the terms of a derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions that management deems to be competent and competitive market makers. The creditworthiness of our counterparties is subject to periodic review. We have commodity hedges in place with 10 different counterparties, 6 of which are lenders under the New Credit Facility. As of December 31, 2021, we did not have any derivative assets with bank counterparties under our New Credit Facility. The estimated fair value of our commodity derivative assets has been risk adjusted using a discount rate based upon the counterparties’ respective published credit default swap rates (if available, or if not available, a discount rate based on the applicable Reuters bond rating) as of December 31, 2021 for each of the European and American banks. We believe that all of these institutions currently are acceptable credit risks. Other than as provided by the Credit Facility, we are not required to provide credit support or collateral to any of our counterparties under our derivative contracts, nor are they required to provide credit support to us. As of December 31, 2021, we did not have any past-due receivables from, or payables to, any of the counterparties to our derivative contracts.

We are also subject to credit risk due to the concentration of our receivables from several significant customers for sales of natural gas, NGLs and oil. We generally do not require our customers to post collateral. The inability or failure of our significant customers to meet their obligations to us, or their insolvency or liquidation, may adversely affect our financial results.

Interest Rate Risks

Our primary exposure to interest rate risk results from outstanding borrowings under the Credit Facility, which has a floating interest rate. As of December 31, 2021, we had no outstanding borrowings on our Credit Facility. The average annualized interest rate incurred on the Credit Facility for borrowings during the year ended December 31, 2021 was approximately 4.6%. We estimate that a 1.0% increase in the applicable average interest rates for the year ended December 31, 2021 would have resulted in an estimated $2 million increase in interest expense.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures and is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2021 at a level of reasonable assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision of, and with the participation of, our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework in 2013, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management of Antero Resources Corporation concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears beginning on page F-2 in this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2022 Annual Meeting of Stockholders.

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

ITEM 11. EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2022 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2022 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2022 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered accounting firm is KPMG LLP, Denver, CO, Auditor Firm ID: 185.

Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2022 Annual Meeting of Stockholders.

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

4.2	Form of 5.0% Senior Note due 2025 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (Commission File No. 333-164876) filed on December 29, 2016).
4.3

First Supplemental Indenture related to the 5.0% Senior Notes due 2025, dated March 12, 2019, by and among Antero Resources Corporation, the several guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-36120) filed on May 1, 2019).

4.4

Second Supplemental Indenture related to the 5.0% Senior Notes due 2025, dated June 3, 2020, by and among Antero Resources Corporation, the several guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-36120) filed on July 29, 2020).

4.5

Indenture related to the 4.25% Convertible Senior Notes due 2026, dated as of August 21, 2020, by and among Antero Resources Corporation, the several guarantors named therein and Wells Fargo Bank, National Association, as trustee

Exhibit Number	Description of Exhibit
(incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (Commission File No. 001-36120) filed on August 21, 2020).
4.6	Form of 4.25% Convertible Senior Note due 2026 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (Commission File No. 001-36120) filed on August 21,2020).
4.7

Indenture related to the 8.375% Senior Notes due 2026, dated as of January 4, 2021, by and among Antero Resources Corporation, the several guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-36120) filed on January 4, 2021).

4.8	Form of 8.375% Senior Note due 2026 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (Commission File No. 001-36120) filed on January 4, 2021).
4.9

Registration Rights Agreement, dated as of October 16, 2013, by and among Antero Resources Corporation and the owners of the membership interests in Antero Resources Investment LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-36120) filed on October 17, 2013).

4.10

Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.20 to the Company’s Annual Report on Form 10-K (Commission File No. 001-36120) filed on February 12, 2020).

4.11

Indenture related to the 7.625% Senior Notes due 2029, dated as of January 26, 2021, by and among Antero Resources Corporation, the several guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-36120) filed on February 1, 2021).

4.12	Form of 7.625% Senior Note due 2029 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (Commission File No. 001-36120) filed on February 1, 2021).
4.13

Indenture related to the 5.375% Senior Notes due 2030, dated as of June 1, 2021, by and among Antero Resources Corporation, the several guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-36120) filed on June 1, 2021).

4.14	Form of 5.375% Senior Note due 2030 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-36120) filed on June 1, 2021).
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

10.8

Second Amended and Restated Services Agreement, effective as of March 13, 2019, by and among Antero Midstream Partners LP, Antero Midstream Corporation, Antero Midstream Partners GP LLC and Antero Resources Corporation (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K (Commission File No. 001-

Exhibit Number	Description of Exhibit
36120) filed on February 12, 2020).
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

10.13

Sixth Amended and Restated Credit Facility, dated as of October 26, 2021, by and among Antero Resources Corporation, as Borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-36120) filed on October 27, 2021).

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

10.25†

Stockholders’ Agreement, dated as of October 9, 2018, by and among Antero Midstream GP LP, Arkrose Subsidiary Holdings LLC, Warburg Pincus Private Equity X O&G, L.P., Warburg Pincus X Partners, L.P., Warburg Pincus Private Equity VIII, LP, Warburg Pincus Netherlands Private Equity VIII C.V.I. WP-WPVIII Investors, L.P., Yorktown Energy Partners V, L.P., Yorktown Energy Partners VI, L.P., Yorktown Energy Partners VII, L.P., Yorktown Energy Partners VIII, L.P., Paul M. Rady, Mockingbird Investment, LLC, Glen C. Warren, Jr. and Canton Investment Holdings LLC (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (Commission File No. 001-36120) filed on October 10, 2018).

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

10.31†	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Antero Resources

Exhibit Number	Description of Exhibit
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

10.33†

Form of Performance Share Unit Grant Notice and Performance Share Unit Agreement under the Antero Resources Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-36120) filed on July 28, 2021).

21.1*	Subsidiaries of Antero Resources Corporation.
22.1*	List of Guarantor Subsidiaries.
23.1*	Consent of KPMG LLP.
23.2*	Consent of KPMG LLP.
23.3*	Consent of DeGolyer and MacNaughton.
31.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350).
95.1*	Federal Mine Safety and Health Act Information.
99.1*	Report of DeGolyer and MacNaughton, dated as of January 21, 2022, for proved reserves as of December 31, 2021.
99.2

Report of DeGolyer and MacNaughton, dated as of January 29, 2021, for proved reserves as of December 31, 2020 (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K (Commission File No. 001-36120) filed on February 17, 2021).

99.3

Report of DeGolyer and MacNaughton, dated as of January 21, 2020, for proved reserves as of December 31, 2019 (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K (Commission File No. 001-36120) filed on February 12, 2020).

99.4*	Financial Statements of Antero Midstream Corporation
101*

The following financial information from this Form 10-K of Antero Resources Corporation for the year ended December 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

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

ANTERO RESOURCES CORPORATION

By:	/s/ MICHAEL N. KENNEDY
Michael N. Kennedy
Chief Financial Officer and Senior Vice President–Finance

Date:	February 16, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL M. RADY	Chairman of the Board, Director, Chief Executive Officer and President	February 16, 2022
Paul M. Rady	(principal executive officer)

/s/ MICHAEL N. KENNEDY	Chief Financial Officer and Senior Vice President–Finance	February 16, 2022
Michael N. Kennedy	(principal financial officer)

/s/ SHERI L. PEARCE	Vice President, Accounting and Chief Accounting Officer	February 16, 2022
Sheri L. Pearce	(principal accounting officer)
/s/ ROBERT J. CLARK	Director	February 16, 2022
Robert J. Clark
/s/ BENJAMIN A. HARDESTY	Director	February 16, 2022
Benjamin A. Hardesty
/s/ W. HOWARD KEENAN, JR.	Director	February 16, 2022
W. Howard Keenan, Jr.
/s/ JACQUELINE C. MUTSCHLER	Director	February 16, 2022
Jacqueline C. Mutschler
/s/ BRENDA R. SCHROER	Director	February 16, 2022
Brenda R. Schroer
/s/ VICKY SUTIL	Director	February 16, 2022
Vicky Sutil
/s/ THOMAS B. TYREE, JR.	Director	February 16, 2022
Thomas B. Tyree, Jr.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Antero Resources Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Antero Resources Corporation and subsidiaries (the Company) as of December 31, 2020 and 2021, the related consolidated statements of operations and comprehensive loss, equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control –Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control –Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Estimated oil and gas reserves on depletion expense related to proved oil and gas properties

As discussed in Note 2 to the consolidated financial statements, the Company calculates depletion expense related to proved oil and gas properties using the units-of-production method. Under such method, capitalized costs are amortized over total estimated proved oil and gas reserves. For the year ended December 31, 2021, the Company recorded depletion expense related to proved oil and gas properties of $736 million. Estimating proved oil and gas reserves requires the expertise of professional petroleum reservoir engineers, who take into consideration forecasted production, operating cost assumptions and forecasted oil and gas prices inclusive of market differentials. The Company’s internal reservoir engineers estimate proved oil and gas reserves, and the Company engages external reservoir engineering specialists to perform an independent evaluation of those proved oil and gas reserve estimates.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s depletion expense process, including certain controls related to the estimation of proved oil and gas reserves used in the depletion expense calculation. We evaluated (1) the professional qualifications of the Company’s internal reservoir engineers as well as the external reservoir engineering specialists and external engineering firm, (2) the knowledge, skill, and ability of the Company’s internal and external reservoir engineers, and (3) the relationship of the external reservoir engineering specialists and external engineering firm to the Company. We analyzed and recalculated depletion expense for compliance with industry and regulatory standards. We assessed the methodology used by the Company’s internal reservoir engineers to estimate proved oil and gas reserves, and the methodology used by the external reservoir engineering specialists to evaluate those reserve estimates for compliance with industry and regulatory standards. We compared the forecasted production assumptions used by the internal reservoir engineers to historical production rates. We evaluated the operating cost assumptions utilized by the internal reservoir engineers by comparing them to historical costs. We evaluated the oil and gas prices utilized by the internal reservoir engineers by comparing them to publicly available prices and tested the relevant market differentials. We read and considered the findings of the Company’s external reservoir engineering specialists in connection with our evaluation of the Company’s reserve estimates.

/s/ KPMG LLP

We have served as the Company’s auditor since 2003.

Denver, Colorado
February 16, 2022

ANTERO RESOURCES CORPORATION

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,
	2020	2021
Assets
Current assets:
Accounts receivable	$28,457	78,998
Accrued revenue	425,314	591,442
Derivative instruments	105,130	757
Other current assets	15,238	14,922
Total current assets	574,139	686,119
Property and equipment:
Oil and gas properties, at cost (successful efforts method):
Unproved properties	1,175,178	1,042,118
Proved properties	12,260,713	12,646,303
Gathering systems and facilities	5,802	5,802
Other property and equipment	74,361	116,522
	13,516,054	13,810,745
Less accumulated depletion, depreciation, and amortization	(3,869,116)	(4,283,700)
Property and equipment, net	9,646,938	9,527,045
Operating leases right-of-use assets	2,613,603	3,419,912
Derivative instruments	47,293	14,369
Investment in unconsolidated affiliate	255,082	232,399
Other assets	13,790	16,684
Total assets	$13,150,845	13,896,528

Liabilities and Equity
Current liabilities:
Accounts payable	$26,728	24,819
Accounts payable, related parties	69,860	76,240
Accrued liabilities	343,524	457,244
Revenue distributions payable	198,117	444,873
Derivative instruments	31,242	559,851
Short-term lease liabilities	266,024	456,347
Deferred revenue, VPP	45,257	37,603
Other current liabilities	2,302	11,140
Total current liabilities	983,054	2,068,117
Long-term liabilities:
Long-term debt	3,001,593	2,125,444
Deferred income tax liability, net	412,252	318,126
Derivative instruments	99,172	181,806
Long-term lease liabilities	2,348,785	2,964,115
Deferred revenue, VPP	156,024	118,366
Other liabilities	59,694	54,462
Total liabilities	7,060,574	7,830,436
Commitments and contingencies (Notes 15 and 16)
Equity:
Stockholders' equity:
Preferred stock, $0.01 par value; authorized - 50,000 shares; none issued	—	—
Common stock, $0.01 par value; authorized - 1,000,000 shares; 268,672 shares and 313,930 shares issued and outstanding as of December 31, 2020 and 2021, respectively	2,686	3,139
Additional paid-in capital	6,195,497	6,371,398
Accumulated deficit	(430,478)	(617,377)
Total stockholders' equity	5,767,705	5,757,160
Noncontrolling interests	322,566	308,932
Total equity	6,090,271	6,066,092
Total liabilities and equity	$13,150,845	13,896,528

See accompanying notes to consolidated financial statements.

ANTERO RESOURCES CORPORATION

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

	Year Ended December 31,
	2019	2020	2021
Revenue and other:
Natural gas sales	$2,247,162	1,809,952	3,442,028
Natural gas liquids sales	1,219,162	1,161,683	2,147,499
Oil sales	177,549	112,270	201,232
Commodity derivative fair value gains (losses)	463,972	79,918	(1,936,509)
Marketing	292,207	310,572	718,921
Amortization of deferred revenue, VPP	—	14,507	45,236
Gathering, compression, water handling and treatment	4,478	—	—
Other income	4,160	2,797	1,025
Total revenue	4,408,690	3,491,699	4,619,432
Operating expenses:
Lease operating	145,720	98,865	96,793
Gathering, compression, processing, and transportation	2,146,647	2,530,838	2,499,174
Production and ad valorem taxes	125,142	106,775	197,910
Marketing	549,814	469,404	811,698
Exploration	884	1,083	6,566
General and administrative (including equity-based compensation expense of $23,559, $23,317 and $20,437 in 2019, 2020 and 2021, respectively)	178,696	134,482	145,006
Depletion, depreciation, and amortization	914,867	861,870	742,009
Impairment of oil and gas properties	1,300,444	223,770	90,523
Impairment of midstream assets	14,782	—	—
Accretion of asset retirement obligations	3,762	3,421	3,820
Contract termination and rig stacking	14,026	14,290	4,305
(Gain) loss on sale of assets	951	348	(2,232)
Total operating expenses	5,395,735	4,445,146	4,595,572
Operating income (loss)	(987,045)	(953,447)	23,860
Other income (expense):
Interest expense, net	(228,111)	(199,872)	(181,868)
Equity in earnings (loss) of unconsolidated affiliate	(143,216)	(62,660)	77,085
Gain (loss) on early extinguishment of debt	36,419	175,962	(93,191)
Loss on convertible note equitizations	—	—	(50,777)
Loss on the sale of equity method investment shares	(108,745)	—	—
Gain on deconsolidation of Antero Midstream Partners LP	1,406,042	—	—
Water earnout	125,000	—	—
Impairment of equity method investment	(467,590)	(610,632)	—
Transaction expense	—	(7,244)	(3,295)
Total other income (expense)	619,799	(704,446)	(252,046)
Loss before income taxes	(367,246)	(1,657,893)	(228,186)
Income tax benefit	74,110	397,482	74,077
Net loss and comprehensive loss including noncontrolling interests	(293,136)	(1,260,411)	(154,109)
Less: net income and comprehensive income attributable to noncontrolling interests	46,993	7,486	32,790
Net loss and comprehensive loss attributable to Antero Resources Corporation	$(340,129)	(1,267,897)	(186,899)

Loss per share—basic	$(1.11)	(4.65)	(0.61)
Loss per share—diluted	$(1.11)	(4.65)	(0.61)

Weighted average number of shares outstanding:
Basic	306,400	272,433	308,146
Diluted	306,400	272,433	308,146

See accompanying notes to consolidated financial statements.

ANTERO RESOURCES CORPORATION

Consolidated Statements of Equity

(In thousands)

			Additional	Accumulated
	Common Stock		Paid-in	Earnings	Noncontrolling	Total
	Shares	Amount	Capital	(Deficit)	Interests	Equity
Balances, December 31, 2018	308,594	$3,086	6,485,174	1,177,548	821,669	8,487,477
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	738	7	(2,371)	—	—	(2,364)
Issuance of common units by Antero Midstream Partners LP upon vesting of equity-based compensation awards, net of units withheld for income taxes	—		(85)	—	56	(29)
Effect of deconsolidation of Antero Midstream Partners LP	—	—	(336,172)	—	(784,744)	(1,120,916)
Distributions to noncontrolling interest	—	—	—	—	(85,076)	(85,076)
Repurchases and retirements of common stock	(13,391)	(134)	(38,638)	—	—	(38,772)
Equity-based compensation	—	—	22,457	—	1,102	23,559
Net income (loss) and comprehensive income (loss)	—	—	—	(340,129)	46,993	(293,136)
Balances, December 31, 2019	295,941	2,959	6,130,365	837,419	—	6,970,743
Issuance of common units in Martica Holdings, LLC	—	—	—	—	351,000	351,000
Equity component of 2026 Convertible Notes, net	—	—	85,407	—	—	85,407
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	924	9	(431)	—	—	(422)
Distributions to noncontrolling interest	—	—	—	—	(35,920)	(35,920)
Repurchases and retirements of common stock	(28,193)	(282)	(43,161)	—	—	(43,443)
Equity-based compensation	—	—	23,317	—	—	23,317
Net income (loss) and comprehensive income (loss)	—	—	—	(1,267,897)	7,486	(1,260,411)
Balances, December 31, 2020	268,672	2,686	6,195,497	(430,478)	322,566	6,090,271
Issuance of common shares	42,976	430	363,813	—	—	364,243
Issuance of common units in Martica Holdings, LLC	—	—	—	—	51,000	51,000
Equity component of 2026 Convertible Notes, net	—	—	(195,056)	—	—	(195,056)
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	2,282	23	(13,293)	—	—	(13,270)
Distributions to noncontrolling interest	—	—	—	—	(97,424)	(97,424)
Equity-based compensation	—	—	20,437	—	—	20,437
Net income (loss) and comprehensive income (loss)	—	—	—	(186,899)	32,790	(154,109)
Balances, December 31, 2021	313,930	$3,139	6,371,398	(617,377)	308,932	6,066,092

See accompanying notes to consolidated financial statements.

ANTERO RESOURCES CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2019	2020	2021
Cash flows provided by (used in) operating activities:
Net loss including noncontrolling interests	$(293,136)	(1,260,411)	(154,109)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation, amortization, and accretion	918,629	865,291	745,829
Impairments	1,782,816	834,402	90,523
Commodity derivative fair value losses (gains)	(463,972)	(79,918)	1,936,509
Gains (losses) on settled commodity derivatives	325,090	794,684	(1,183,400)
Proceeds from (payments for) derivative monetizations	—	9,007	(4,569)
Deferred income tax benefit	(79,158)	(397,273)	(74,293)
Equity-based compensation expense	23,559	23,317	20,437
Equity in (earnings) loss of unconsolidated affiliate	143,216	62,660	(77,085)
Distributions/dividends of earnings from unconsolidated affiliate	157,956	171,022	136,609
Amortization of deferred revenue	—	(14,507)	(45,236)
Amortization of debt issuance costs, debt discount, debt premium and other	10,681	12,027	12,492
(Gain) loss on sale of assets	951	348	(2,232)
Loss on the sale of equity method investment shares	108,745	—	—
Water earnout	(125,000)	—	—
Gain on deconsolidation of Antero Midstream Partners LP	(1,406,042)	—	—
(Gain) loss on early extinguishment of debt	(36,419)	(175,962)	93,191
Loss on convertible note equitizations	—	—	50,777
Changes in current assets and liabilities:
Accounts receivable	31,631	(9,492)	(55,567)
Accrued revenue	156,941	(107,428)	(166,128)
Other current assets	(1,025)	(5,507)	316
Accounts payable including related parties	(27,996)	(19,282)	(1,184)
Accrued liabilities	(25,762)	37,954	77,584
Revenue distributions payable	(102,839)	(5,203)	246,757
Other current liabilities	4,592	(89)	12,895
Net cash provided by operating activities	1,103,458	735,640	1,660,116
Cash flows provided by (used in) investing activities:
Additions to unproved properties	(88,682)	(45,129)	(79,138)
Drilling and completion costs	(1,254,118)	(826,265)	(601,175)
Additions to water handling and treatment systems	(24,416)	—	—
Additions to gathering systems and facilities	(48,239)	—	—
Additions to other property and equipment	(6,700)	(2,963)	(35,623)
Settlement of water earnout	—	125,000	—
Investments in unconsolidated affiliates	(25,020)	—	—
Proceeds from sale of common stock of Antero Midstream Corporation	100,000	—	—
Proceeds from the Antero Midstream Partners LP Transactions	296,611	—	—
Proceeds from asset sales	1,983	701	3,192
Proceeds from VPP sale, net	—	215,789	—
Change in other liabilities	—	—	(672)
Change in other assets	7,091	2,806	2,632
Net cash used in investing activities	(1,041,490)	(530,061)	(710,784)
Cash flows provided by (used in) financing activities:
Repurchases of common stock	(38,772)	(43,443)	—
Issuance of senior notes	650,000	—	1,800,000
Issuance of convertible notes	—	287,500	—
Repayment of senior notes	(191,092)	(1,219,019)	(1,554,657)
Borrowings (repayments) on bank credit facilities, net	232,000	465,000	(1,017,000)
Payment of debt issuance costs	(4,547)	(8,984)	(31,474)
Sale of noncontrolling interest	—	351,000	51,000
Distributions to noncontrolling interests	(85,076)	(35,920)	(97,424)
Employee tax withholding for settlement of equity compensation awards	(2,389)	(422)	(13,270)
Convertible note equitizations	—	—	(85,648)
Other	(2,560)	(1,291)	(859)
Net cash provided by (used in) financing activities	557,564	(205,579)	(949,332)
Effect of deconsolidation of Antero Midstream Partners LP	(619,532)	—	—
Net increase in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of period	—	—	—
Cash and cash equivalents, end of period	$—	—	—

ANTERO RESOURCES CORPORATION

Consolidated Statements of Cash Flows (Continued)

(In thousands)

	Year Ended December 31,
	2019	2020	2021
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$224,331	192,302	141,930
Increase (decrease) in accounts payable and accrued liabilities for additions to property and equipment	(15,897)	(94,619)	37,049

See accompanying notes to consolidated financial statements.

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements

(1) Organization

Antero Resources Corporation (individually referred to as “Antero” and together with its consolidated subsidiaries “Antero Resources,” or the “Company”) is engaged in the development, production, exploration and acquisition of natural gas, NGLs and oil properties in the Appalachian Basin in West Virginia and Ohio. The Company targets large, repeatable resource plays where horizontal drilling and advanced fracture stimulation technologies provide the means to economically develop and produce natural gas, NGLs and oil from unconventional formations. The Company’s corporate headquarters is located in Denver, Colorado.

(2) Summary of Significant Accounting Policies

(a)	Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of December 31, 2020 and 2021, and its results of operations and cash flows for the years ended December 31, 2019, 2020 and 2021. The Company has no items of other comprehensive income or loss; therefore, its net income or loss is equal to its comprehensive income or loss.

(b)	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Antero Resources Corporation, its wholly owned subsidiaries, any entities in which the Company owns a controlling interest and its variable interest entity (“VIE”), Martica Holdings LLC (“Martica”), for which the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in the Company’s consolidated financial statements.

Through March 12, 2019, Antero Midstream Partners LP (“Antero Midstream Partners”), a publicly traded limited partnership, was included in the consolidated financial statements of Antero. Prior to the Closing (defined in Note 3—Deconsolidation of Antero Midstream Partners LP to the consolidated financial statements), the Company’s ownership of Antero Midstream Partners common units represented approximately a 53% limited partner interest in Antero Midstream Partners, and Antero Resources consolidated Antero Midstream Partners’ financial position and results of operations into its consolidated financial statements. The Simplification Transactions resulted in the exchange of the limited partner interest Antero Resources owned in Antero Midstream Partners for common stock of Antero Midstream Corporation (“Antero Midstream”) representing an approximate 31% interest as of March 13, 2019. As a result, Antero Resources’ controlling interest in Antero Midstream Partners was converted to an interest in Antero Midstream that provides significant influence, but not control, over Antero Midstream. Thus, effective March 13, 2019, Antero no longer consolidates Antero Midstream Partners in its consolidated financial statements and accounts for its interest in Antero Midstream Corporation using the equity method of accounting. As of December 31, 2020 and 2021, the Company had a 29.2% and 29.1% interest, respectively, in Antero Midstream. See Note 6—Equity Method Investments and Note 3—Deconsolidation of Antero Midstream Partners LP to the consolidated financial statements for further discussion on equity method investments and the Simplification Transactions, respectively.

For the years ended December 31, 2020 and 2021, the Company determined that Martica is a VIE for which Antero is the primary beneficiary.  Therefore, Martica’s accounts are consolidated in the Company’s consolidated financial statements.  Antero is the primary beneficiary of Martica based on its power to direct the activities that most significantly impact Martica’s economic performance, and its obligation to absorb losses of, or right to receive benefits from, Martica that could be significant to Martica.  In reaching such determination that Antero is the primary beneficiary of Martica, the Company considered the following:

●	Martica was formed to hold certain overriding royalty interests across the Company’s existing asset base;
●	substantially all of Martica’s revenues are derived from production from the Company’s natural gas, NGLs and oil properties in the Appalachian Basin in West Virginia and Ohio;
●	Antero owns the Class B Units in Martica, which entitle Antero to receive distributions in respect of the Incremental Override (as defined in Note 4—Transactions); and
●	Antero provides accounting, administrative and other services to Martica under a Management Services Agreement.

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

Investments in entities for which the Company exercises significant influence, but not control, are accounted for under the equity method. The Company’s judgment regarding the level of influence over its equity method investments includes considering key factors such as Antero’s ownership interest, representation on the board of directors and participation in the policy-making decisions of equity method investees. Such investments are included in Investment in unconsolidated affiliate on the Company’s consolidated balance sheets. Income (loss) from investees that are accounted for under the equity method is included in Equity in earnings (loss) of unconsolidated affiliates on the Company’s consolidated statements of operations and cash flows. When Antero records its proportionate share of net income or net loss, it is recorded in equity in earnings (loss) of unconsolidated affiliates in the statements of operations and the carrying value of that investment on the Company’s balance sheet. When a distribution is received, it is recorded as a reduction to the carrying value of that investment on the Company’s balance sheet. The Company’s equity in earnings of unconsolidated affiliates is adjusted for intercompany transactions and the basis differences recognized due to the difference between the cost of the equity method investment in Antero Midstream and the amount of underlying equity in the net assets of Antero Midstream Partners as of the date of deconsolidation.

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

The Company’s consolidated financial statements are based on a number of significant estimates, including estimates of natural gas, NGLs and oil reserve quantities, which are the basis for the calculation of depletion and impairment of oil and gas properties. Reserve estimates, by their nature, are inherently imprecise. Other items in the Company’s consolidated financial statements that involve the use of significant estimates include derivative assets and liabilities, accrued revenue, deferred and current income taxes, asset retirement obligations and commitments and contingencies.

(d)	Risks and Uncertainties

The markets for natural gas, NGLs and oil have, and continue to, experience significant price fluctuations. Price fluctuations can result from variations in weather, levels of production, availability of storage capacity transportation to other regions of the country, the level of imports to and exports from the United States and various other factors. Increases or decreases in the prices the Company receives for its production could have a significant impact on the Company’s future results of operations and reserve quantities.

(e)	Cash and Cash Equivalents

The Company considers all liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to the short term nature of these instruments. From time to time, the Company may be in the position of a “book overdraft” in which outstanding checks exceed cash and cash equivalents. The Company classifies book overdrafts in accounts payable and revenue distributions payable within its consolidated balance sheets, and classifies the change in accounts payable associated with book overdrafts as an operating activity within its consolidated statements of cash flows. As of December 31, 2020, the book overdraft included within accounts payable and revenue distributions payable were $7 million and $18 million, respectively. As of December 31, 2021, the book overdraft included within accounts payable and revenue distributions payable were $5 million and $52 million, respectively.

(f)	Oil and Gas Properties

The Company accounts for its natural gas, NGLs and oil exploration and development activities under the successful efforts method of accounting. Under the successful efforts method, the costs incurred to acquire, drill, and complete productive wells, development wells, and undeveloped leases are capitalized. Oil and gas lease acquisition costs are also capitalized. Exploration costs, including personnel and other internal costs, geological and geophysical expenses, delay rentals for gas and oil leases, and costs associated with unsuccessful lease acquisitions are charged to expense as incurred. Exploratory drilling costs are initially capitalized,

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

but charged to expense if the Company determines that the well does not contain reserves in commercially viable quantities. The Company reviews exploration costs related to wells-in-progress at the end of each quarter and makes a determination, based on known results of drilling at that time, whether the costs should continue to be capitalized pending further well testing and results, or charged to expense. During the year ended December 31, 2019, the Company recorded an impairment expense of $26 million for design and initial costs related to pads that are no longer planned to be placed into service. The Company incurred no such expenses during the years ended December 31, 2020 and 2021. The sale of a partial interest in a proved property is accounted for as a normal retirement, and no gain or loss is recognized as long as this treatment does not significantly affect the units-of-production amortization rate. A gain or loss is recognized for all other sales of producing properties.

Unproved properties are assessed for impairment on a property-by-property basis, and any impairment in value is charged to expense. Impairment is assessed based on remaining lease terms, commodity price outlooks, future plans to develop acreage, drilling results and reservoir performance of wells in the area. Unproved properties and the related costs are transferred to proved properties when reserves are discovered on, or otherwise attributed to, the property. Proceeds from sales of partial interests in unproved properties are accounted for as a cost recovery without recognition of any gain or loss until the cost has been recovered. Impairment of unproved properties was $393 million, $224 million and $91 million for the years ended December 31, 2019, 2020 and 2021, respectively.

The Company evaluates the carrying amount of its proved natural gas, NGLs and oil properties for impairment on a geological reservoir basis whenever events or changes in circumstances indicate that a property’s carrying amount may not be recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company would estimate the fair value of its properties and record an impairment expense for any excess of the carrying amount of the properties over the estimated fair value of the properties. Factors used to estimate fair value may include estimates of proved reserves, estimated future commodity prices, future production estimates and anticipated capital expenditures, using a commensurate discount rate.

The carrying amount of the Company’s proved properties in the Utica Shale exceeded the estimated undiscounted future cash flows based on future commodity prices as of September 30, 2019. The Company estimated the fair value of the Utica Shale assets based on sales of other properties, estimates of proved reserves, estimated future commodity prices and future production estimates. As a result, the Company recorded an impairment expense of $881 million related to proved properties in the Utica Shale during the third quarter of 2019. The Company did not incur any impairment expenses related to proved properties in the Utica Shale for the years ended December 31, 2020 and 2021. The Company did not record any impairment expenses associated with its proved properties in the Marcellus Shale during the years ended December 31, 2019, 2020 and 2021.

As of December 31, 2021, the Company did not have capitalized costs related to exploratory wells-in-progress that have been deferred for longer than one year pending determination of proved reserves.

Depletion of oil and gas properties is calculated on a geological reservoir basis using the units-of-production method. Depletion expense for oil and gas properties was $884 million, $854 million, and $736 million for the years ended December 31, 2019, 2020 and 2021, respectively.

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

Impairment of long-lived assets other than oil and gas properties was $15 million for the year ended December 31, 2019, which was associated with midstream assets. There were no such impairments for the years ended December 31, 2020 and 2021.

(h)	Other Property and Equipment

Other property and equipment assets are depreciated using the straight-line method over their estimated useful lives, which range from two to 20 years. Depreciation expense for other property and equipment was $8 million, $8 million and $6 million for the years ended December 31, 2019, 2020 and 2021, respectively. A gain or loss is recognized upon the sale or disposal of other property and equipment.

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(i)	Debt Issuance Costs

Debt issuance costs represent loan origination fees and other initial borrowing costs. Such costs are capitalized and included in Other assets on the consolidated balance sheets if related to the Company’s Credit Facility, and are included as a reduction to Long-term debt on the consolidated balance sheets if related to the issuance of the Company’s senior notes and 2026 Convertible Notes (as defined below in Note 8—Long-Term Debt). These costs are amortized over the term of the related debt instrument. The Company charges expense for unamortized debt issuance costs if the credit facility is retired prior to its maturity date. As of December 31, 2020, the Company had $3 million of unamortized debt issuance costs included in other long term assets and $16 million of unamortized debt issuance costs included as a reduction to long-term debt. As of December 31, 2021, the Company had $8 million of unamortized debt issuance costs included in other long-term assets, and $22 million of unamortized debt issuance costs included as a reduction to long-term debt. The amortization and write-off related to deferred debt issuance costs was $11 million, $8 million, and $7 million for the years ended December 31, 2019, 2020 and 2021, respectively.

(j)	Derivative Financial Instruments

In order to manage its exposure to natural gas, NGLs and oil price volatility, the Company enters into derivative transactions from time to time, which may include commodity swap agreements, basis swap agreements, collar agreements and other similar agreements related to the price risk associated with the Company’s production. To the extent legal right of offset exists with a counterparty, the Company reports derivative assets and liabilities on a net basis. The Company has exposure to credit risk to the extent that the counterparty is unable to satisfy its settlement obligations. The Company actively monitors the creditworthiness of counterparties and assesses the impact, if any, on its derivative positions.

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

Environmental expenditures that relate to an existing condition caused by past operations, and that do not contribute to current or future revenue generation, are expensed as incurred. Liabilities are accrued when environmental assessments and/or clean-up is probable and the costs can be reasonably estimated. These liabilities are adjusted as additional information becomes available or circumstances change. As of December 31, 2020 and 2021, the Company did not have a material amount accrued for any environmental liabilities, nor has the Company been cited for any environmental violations that it believes are likely to have a material adverse effect on its financial position, results of operations or cash flows.

(m)	Natural Gas, NGLs and Oil Revenues

The Company’s revenues are primarily derived from the sale of natural gas and oil production, as well as the sale of NGLs that are extracted from the Company’s natural gas. Sales of natural gas, NGLs and oil are recognized when the Company satisfies a performance obligation by transferring control of a product to a customer. Payment is generally received in the month following the sale.

Under the Company’s natural gas sales contracts, it delivers natural gas to the purchaser at an agreed upon delivery point. Natural gas is transported from the wellheads to delivery points specified under sales contracts. To deliver natural gas to these points, Antero Midstream or other third parties gather, compress, process and transport the Company’s natural gas. The Company maintains control of the natural gas during gathering, compression, processing, and transportation. The Company’s sales contracts provide that

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

it receives a specific index price adjusted for pricing differentials. The Company transfers control of the product at the delivery point and recognizes revenue based on the contract price. The costs incurred to gather, compress, process and transport natural gas are recorded as Gathering, compression, processing and transportation expense on the Company’s consolidated statements of operations.

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

Under the Company’s oil sales contracts, Antero Resources’ generally sells oil to purchasers and collects a contractually agreed upon index price, net of pricing differentials. The Company recognizes revenue based on the contract price when it transfers control of the product to a purchaser. When applicable, the costs incurred to transport oil to a purchaser are recorded as Gathering, compression, processing and transportation expense on the Company’s consolidated statements of operations.

(n)	Marketing Revenues and Expenses

Marketing revenues are derived from activities to purchase and sell third-party natural gas and NGLs and to market excess firm transportation capacity to third parties. The Company retains control of the purchased natural gas and NGLs prior to delivery to the purchaser. The Company has concluded that it is the principal in these arrangements and therefore, the Company recognizes revenue on a gross basis, with costs to purchase and transport natural gas and NGLs presented as marketing expenses. Contracts to sell third party gas and NGLs are generally subject to similar terms as contracts to sell the Company’s produced natural gas and NGLs. The Company satisfies performance obligations to the purchaser by transferring control of the product at the delivery point and recognizes revenue based on the contract price received from the purchaser. Fees generated from the sale of excess firm transportation marketed to third parties are included in Marketing revenue on the Company’s consolidated statements of operations.

Marketing expenses include the cost of purchased third-party natural gas and NGLs. The Company classifies firm transportation costs related to capacity contracted for in advance of having sufficient production and infrastructure to fully utilize the capacity (excess capacity) as marketing expenses since it is marketing this excess capacity to third parties. Firm transportation for which the Company has sufficient production capacity (even though it may not use the transportation capacity because of alternative delivery points with more favorable pricing) is considered unutilized capacity and is charged to transportation expense on the Company’s consolidated statements of operations.

(o)	Deferred Revenue

Under the terms of the VPP (as defined below in Note 4—Transactions), the Company is obligated to deliver certain natural gas volumes from specified wells to an overriding royalty interest owner over the term of the arrangement. The Company has accounted for the VPP as a conveyance under FASB ASC Topic 932, Extractive Industries—Oil and Gas (“ASC 932”), which requires the net proceeds to be recorded as deferred revenue due to the Company’s future performance obligations. Revenue is recognized as volumes are delivered using the units-of-production method over the term of the VPP in Amortization of deferred revenue on the Company’s consolidated statements of operations. See Note 4—Transactions to the consolidated financial statements for further discussion of the VPP.

(p)	Gathering, Compression, Water Handling and Treatment Revenue

Substantially all revenues from the gathering, compression, water handling and treatment operations were derived from transactions for services Antero Midstream Partners provided to the Company’s exploration and production operations through March 12, 2019 and were eliminated in consolidation. Effective March 13, 2019, Antero Midstream Partners is no longer consolidated in Antero’s results. See Note 3—Deconsolidation of Antero Midstream Partners LP and Note 18—Reportable Segments to the consolidated financial statements for further discussion on the Simplification Transactions and the Company’s reportable segments, respectively. The portion of such fees shown in the Company’s consolidated financial statements prior to March 13, 2019 represent amounts charged to interest owners in Antero-operated wells, as well as fees charged to other third parties for water handling and treatment services provided by Antero Midstream Partners or usage of Antero Midstream Partners’ gathering and compression systems. For gathering and compression revenue, Antero Midstream Partners satisfied its performance obligations and recognized revenue when low pressure volumes were delivered to a compressor station, high pressure volumes were delivered to a processing

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

plant or transmission pipeline, and compression volumes were delivered to a high pressure line. Revenue was recognized based on the per Mcf gathering or compression fee charged by Antero Midstream Partners in accordance with the gathering and compression agreement. For water handling and treatment revenue, Antero Midstream Partners satisfied its performance obligations and recognized revenue when the fresh water volumes were delivered to the hydration unit of a specified well pad and the wastewater volumes were delivered to its wastewater treatment facility. For services contracted through third-party providers, Antero Midstream Partners’ performance obligation was satisfied when the services performed by the third-party providers were completed. Revenue was recognized based on the per barrel fresh water delivery or wastewater treatment fee charged by Antero Midstream Partners in accordance with the water services agreement.

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

The Company’s sales to major customers (purchases in excess of 10% of total sales) for the years ended December 31, 2019, 2020 and 2021 are as follows:

	Year Ended December 31,
	2019	2020	2021
Six One Commodities LLC (1)	15%	11%	10%
Sabine Pass Liquefaction LLC	16%	11%	*
(1)	Six One Commodities LLC acquired WGL Midstream during the year ended December 31, 2021. WGL Midstream was the Company's major customer during the years ended December 31, 2019 and 2020.
*	Sabine Pass Liquefaction LLC was not a major customer during the year ended December 31, 2021.

The Company is also exposed to credit risk on its commodity derivative portfolio. Any default by the counterparties to these derivative contracts when they become due could have a material adverse effect on the Company’s financial condition and results of operations. The Company has economic hedges in place with 10 different counterparties. As of December 31, 2021, the Company did not have any commodity derivative assets with bank counterparties under our Credit Facility (as defined below in Note 8—Long-Term Debt). The estimated fair value of commodity derivative assets has been risk-adjusted using a discount rate based upon the respective published credit default swap rates (if available, or if not available, a discount rate based on the applicable Reuters bond rating) as of December 31, 2021 for each of the European and American banks. The Company believes that all of these institutions currently are acceptable credit risks.

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

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

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

(t)	Reportable Segments and Geographic Information

Management has evaluated how the Company is organized and managed and has identified the following segments: (i) the exploration, development and production of natural gas, NGLs and oil; (ii) marketing and utilization of excess firm transportation capacity; and (iii) midstream services through the Company’s equity method investment in Antero Midstream. Through March 12, 2019, the results of Antero Midstream Partners were included in the consolidated financial statements of Antero. Effective March 13, 2019, Antero no longer consolidated the results of Antero Midstream Partners in Antero’s results; however, the Company’s segment disclosures include the Company’s equity method investment in Antero Midstream due to its significance to the Company’s operations. See Note 3—Deconsolidation of Antero Midstream Partners LP and Note 18—Reportable Segments to the consolidated financial statements for further discussion on the Simplification Transactions and the Company’s reportable segments, respectively.

All of the Company’s assets are located in the United States and substantially all of its production revenues are attributable to customers located in the United States; however, some of the Company’s production revenues are attributable to customers who then transport the Company’s production to foreign countries for resale or consumption.

(u)	Earnings (Loss) Per Common Share

Earnings (loss) per common share—basic for each period is computed by dividing net income (loss) attributable to Antero by the basic weighted average number of shares outstanding during the period. Earnings (loss) per common share—diluted for each period is computed after giving consideration to the potential dilution from outstanding equity awards and shares of common stock issuable upon conversion of the 2026 Convertible Notes (as defined below in Note 8—Long-Term Debt). The Company includes restricted stock unit (“RSU”) awards, performance share unit (“PSU”) awards and stock options in the calculation of diluted weighted average shares outstanding based on the number of common shares that would be issuable if the end of the period was also the end of the performance period required for the vesting of the awards. The potential dilutive effect of the 2026 Convertible Notes is calculated using the (i) treasury stock method for the year ended December 31, 2020 as a result of the Company’s intent to settle the principal amount of such convertible notes in cash upon conversion during year ended December 31, 2020, and (ii) if-converted method for the year ended December 31, 2021, as a result of the partial equitizations of the 2026 Convertible Notes during the year ended December 31, 2021. See Note 8—Long-Term Debt for further discussion on the equitization transactions. During periods in which the Company incurs a net loss, diluted weighted average shares outstanding are equal to basic weighted average shares outstanding because the effects of all equity awards and the 2026 Convertible Notes are anti-dilutive.

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

The following is a reconciliation of the Company’s basic weighted average shares outstanding to diluted weighted average shares outstanding during the periods presented (in thousands):

	Year Ended December 31,
	2019	2020	2021
Basic weighted average number of shares outstanding	306,400	272,433	308,146
Add: Dilutive effect of RSUs	—	—	—
Add: Dilutive effect of PSUs	—	—	—
Add: Dilutive effect of outstanding stock options	—	—	—
Add: Dilutive effect of 2026 Convertible Notes	—	—	—
Diluted weighted average number of shares outstanding	306,400	272,433	308,146

Weighted average number of outstanding securities excluded from calculation of diluted earnings per common share (1):
RSUs	2,357	6,810	6,407
PSUs	1,443	432	2,832
Outstanding stock options	527	327	379
2026 Convertible Notes (2)	—	31,388	18,778
(1)	The potential dilutive effects of these awards were excluded from the computation of earnings (loss) per common share—diluted because the inclusion of these awards would have been anti-dilutive.
(2)	Under the treasury stock method, only the amount by which the conversion value exceeds the aggregate principal amount of the 2026 Convertible Notes is considered in the diluted earnings per share computation. As of December 31, 2020, the conversion value did not exceed the principal amount of the notes. On January 12, 2021, the Company completed the January Equitization Transactions (defined below in Note 8—Long-Term Debt) whereby the Company issued 31.4 million shares and repurchased $150 million aggregate principal amount of the 2026 Convertible Notes. See Note 8—Long-Term Debt to the consolidated financial statements for further discussion on this transaction.
(v)	Treasury Share Retirement

The Company retires treasury shares acquired through share repurchases and returns those shares to the status of authorized but unissued. When treasury shares are retired, the Company’s policy is to allocate the excess of the repurchase price over the par value of shares acquired first to additional paid-in capital and then to accumulated earnings (deficit) thereafter. The portion allocable to additional paid-in capital is determined by applying a percentage, determined by dividing the number of shares to be retired by the number of shares outstanding, to the balance of additional paid-in capital as of retirement.

(w)	Equity-Based Compensation

The Company recognizes compensation cost related to all equity-based awards in the financial statements based on their estimated grant date fair value. The Company is authorized to grant various types of equity-based compensation awards including stock options, stock appreciation rights, restricted stock awards, restricted share unit awards, performance share unit awards, dividend equivalent awards and other types of awards. The grant date fair values are determined based on the type of award and may utilize market prices on the date of grant, Black-Scholes option-pricing model, Monte Carlo simulations or other acceptable valuation methodologies, as appropriate for the type of equity-based award. Compensation cost is recognized ratably over the applicable vesting or service period. Forfeitures are accounted for as they occur by reversing the expense previously recognized for awards that were forfeited during the period. See Note 10—Equity-Based Compensation and Cash Awards to the consolidated financial statements for additional information regarding the Company’s equity-based compensation.

(x)	Recently Issued Accounting Standard

Convertible Instruments

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which eliminates the cash conversion model in ASC 470-20, Debt with Conversion and Other Options, that require separate accounting for conversion features, and instead, allows the debt instrument and conversion features to be accounted for as a single debt instrument. It is effective for interim and annual reporting periods beginning after December 15, 2021. The Company will adopt the standard effective January 1, 2022 under the modified retrospective transition method.

Upon adoption of this new standard, the Company will reclassify $24 million, net of deferred income taxes and equity

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

issuance costs, from additional paid-in capital and increase long-term debt by $27 million, reduce deferred income tax liability by $6 million and reduce accumulated deficit by $3 million as of January 1, 2022. Additionally, annual interest expense for the 2026 Convertible Notes beginning January 1, 2022 will be based on an effective interest rate of 4.9% as compared to 15.3% for the year ended December 31, 2021. The Company does not believe that adoption of the standard will impact its operational strategies or development prospects.

Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes. This ASU removes certain exceptions to the general principles in ASC 740, Income Taxes (“ASC 740”) and also simplifies portions of ASC 740 by clarifying and amending existing guidance. It is effective for interim and annual reporting periods beginning after December 15, 2020. The Company adopted this ASU on January 1, 2021, and it did not have a material impact on the Company's consolidated financial statements.

(3) Deconsolidation of Antero Midstream Partners LP

On March 12, 2019, Antero Midstream GP LP and Antero Midstream Partners completed (the “Closing”) the transactions contemplated by the Simplification Agreement, dated as of October 9, 2018, by and among Antero Midstream GP LP, Antero Midstream Partners and certain of their affiliates (the “Simplification Agreement”), pursuant to which (i) Antero Midstream GP LP was converted from a limited partnership to a corporation under the laws of the State of Delaware and changed its name to Antero Midstream Corporation, and (ii) an indirect, wholly owned subsidiary of Antero Midstream Corporation was merged with and into Antero Midstream Partners, with Antero Midstream Partners surviving the merger as an indirect, wholly owned subsidiary of Antero Midstream Corporation (together, along with the other transactions contemplated by the Simplification Agreement, the “ Simplification Transactions”). In connection with the Closing, Antero received $297 million in cash and 158.4 million shares of Antero Midstream Corporation common stock in consideration for 98,870,335 common units representing limited partnership interests in Antero Midstream Partners.

The Company recorded a gain on deconsolidation of $1.4 billion calculated as the sum of (i) the cash proceeds received, (ii) the fair value of the Antero Midstream common stock received at the Closing, and (iii) the elimination of the noncontrolling interest, less the carrying amount of the investment in Antero Midstream Partners. The fair value of Antero’s retained equity method investment on March 13, 2019 in Antero Midstream was $2.0 billion based on the market price of the shares received on March 12, 2019. See Note 6—Equity Method Investments to the consolidated financial statements for further discussion on equity method investments.

Antero Midstream Partners’ results of operations are no longer consolidated in the Company’s consolidated statement of operations and comprehensive income (loss) beginning March 13, 2019. Because Antero Midstream Partners does not meet the requirements of a discontinued operation, Antero Midstream Partners’ results of operations continued to be included in the Company’s consolidated statement of operations and comprehensive income (loss) through March 12, 2019.

(4) Transactions

(a)	Conveyance of Overriding Royalty Interest

On June 15, 2020, the Company announced the consummation of a transaction with an affiliate of Sixth Street Partners, LLC (“Sixth Street”) relating to certain overriding royalty interests across the Company’s existing asset base (the “ORRIs”). In connection with the transaction, the Company contributed the ORRIs to Martica and Sixth Street contributed $300 million in cash (subject to customary adjustments) and agreed to contribute up to an additional $102 million in cash if certain production thresholds attributable to the ORRIs are achieved in the third quarter of 2020 and first quarter of 2021. All cash contributed by Sixth Street at the initial closing was distributed to the Company. The Company met the applicable production thresholds related to the third quarter of 2020 and the first quarter of 2021 as of September 30, 2020 and March 31, 2021, respectively. The Company received a $51 million cash distribution during each of the years ended December 31, 2020 and 2021.

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

The ORRIs include an overriding royalty interest of 1.25% of the Company’s working interest in all of its operated proved developed properties in West Virginia and Ohio, subject to certain excluded wells (the “Initial PDP Override”), and an overriding royalty interest of 3.75% of the Company’s working interest in all of its undeveloped properties in West Virginia and Ohio (the “Development Override”). Wells turned to sales after April 1, 2020 and prior to the later of (a) the date on which the Company turns to sales 2.2 million lateral feet (net to the Company’s interest) of horizontal wells burdened by the Development Override or (b) the earlier of (i) April 1, 2023 or (ii) the date on which the Company turns to sales 3.82 million lateral feet (net to the Company’s interest) of horizontal wells are subject to the Development Override.

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

The Company has accounted for the VPP as a conveyance under ASC 932, and the net proceeds were recorded as deferred revenue in the consolidated balance sheet as of the transaction closing. Deferred revenue is recognized as volumes are delivered using the units-of-production method over the term of the VPP. Under the production and marketing agreement, Antero and its affiliates provide certain marketing services as JPM-VEC’s agent, and any income or expenses related to these services will be recorded as marketing revenue or marketing expenses as appropriate.

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

On February 17, 2021, Antero Resources announced the formation of a drilling partnership with QL Capital Partners (“QL”), an affiliate of Quantum Energy Partners, for the Company’s 2021 through 2024 drilling program. Under the terms of the arrangement, each year in which QL participates represents an annual tranche, and QL will be conveyed a working interest in any wells spud by Antero Resources during such tranche year. For 2021 and 2022, Antero Resources and QL agreed to the estimated internal rate of return (“IRR”) of the Company’s capital budget for each annual tranche, and QL agreed to participate in the 2021 and 2022 tranches. For each subsequent year through 2024, Antero Resources will propose a capital budget and estimated IRR for all wells to be spud during such year, and subject to the mutual agreement of the parties that the estimated IRR for the year exceeds a specified return, QL will be obligated to participate in such tranche. Antero Resources develops and manages the drilling program associated with each tranche, including the selection of wells. Additionally, for each annual tranche in which QL participates, Antero Resources and QL will enter into assignments, bills of sale and conveyances pursuant to which QL will be conveyed a proportionate working interest

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

percentage in each well spud in that year, which conveyances will not be subject to any reversion.

Under the terms of the arrangement, QL funded 20% of development capital for wells spud in 2021, is expected to fund 15% in 2022 and between 15% and 20% of development capital spending for wells spud on an annual basis from 2023 through 2024, which funding amounts represent QL’s proportionate working interest in such wells. Additionally, Antero Resources may receive a carry in the form of a one-time payment from QL for each annual tranche if the IRR for such tranche exceeds certain specified returns, which will be determined no earlier than October 31 and no later December 1 following the end of each tranche year. All of the wells spud during each calendar year period will be a separate annual tranche. Capital costs in excess of, and cost savings below, a specified percentage of budgeted amounts for each annual tranche will be for Antero Resources’ account.

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

The Company has accounted for the drilling partnership as a conveyance under ASC 932 and such conveyances are recorded in the consolidated financial statements as QL obtains its proportionate working interest in each well. No gain or loss was recognized for the interests conveyed during the year ended December 31, 2021.

(5) Revenue

(a)	Disaggregation of Revenue

The table set forth below presents revenue disaggregated by type and reportable segment to which it relates (in thousands). See Note 18—Reportable Segments to the consolidated financial statements for more information on reportable segments.

	Year Ended December 31,
	2019	2020	2021	Reportable Segment
Revenues from contracts with customers:
Natural gas sales	$2,247,162	1,809,952	3,442,028	Exploration and production
Natural gas liquids sales (ethane)	124,563	113,811	206,889	Exploration and production
Natural gas liquids sales (C3+ NGLs)	1,094,599	1,047,872	1,940,610	Exploration and production
Oil sales	177,549	112,270	201,232	Exploration and production
Marketing	292,207	310,572	718,921	Marketing
Gathering and compression (1)	3,972	—	—	Equity method investment in Antero Midstream
Water handling and treatment (1)	506	—	—	Equity method investment in Antero Midstream
Total revenue from contracts with customers	3,940,558	3,394,477	6,509,680
Income (loss) from derivatives, deferred revenue and other sources, net	468,132	97,222	(1,890,248)
Total revenue	$4,408,690	3,491,699	4,619,432
(1)

Gathering and compression and water handling and treatment revenues were included through March 12, 2019. See Note 3—Deconsolidation of Antero Midstream Partners to the consolidated financial statements for further discussion on the Simplification Transactions.

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

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

or less.

(c)	Contract Balances

Under the Company’s sales contracts, the Company invoices customers after its performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company’s contracts do not give rise to contract assets or liabilities. As of December 31, 2020 and 2021, the Company’s receivables from contracts with customers were $425 million and $591 million, respectively.

(6) Equity Method Investment

(a)	Summary of Equity Method Investment

As of December 31, 2021, Antero owned approximately 29.1% of Antero Midstream’s common stock, which is reflected in Antero’s consolidated financial statements using the equity method of accounting.

The following table sets forth a reconciliation of Antero’s investment in unconsolidated affiliate (in thousands):

Balances as of December 31, 2019	$1,055,177
Equity in loss of unconsolidated affiliate	(62,660)
Dividends from unconsolidated affiliate	(171,022)
Impairment (1)	(610,632)
Elimination of intercompany profit	44,219
Balance as of December 31, 2020 (2)	255,082
Equity in earnings of unconsolidated affiliate	77,085
Dividends from unconsolidated affiliate	(136,609)
Elimination of intercompany profit	36,841
Balance as of December 31, 2021 (2)	$232,399
(1)	Other-than-temporary impairment of the Company’s investment in Antero Midstream to reduce the carrying value of such investment to fair value, which was based on the quoted market share price of Antero Midstream as of March 31, 2020 (Level 1).
(2)	The fair value of the Company’s investment in Antero Midstream as of December 31, 2020 and 2021 was $1.1 billion and $1.3 billion, respectively, based on the quoted market share price of Antero Midstream.

(b)	Summarized Financial Information of Antero Midstream

The tables set forth below present summarized financial information of Antero Midstream (in thousands).

Balance Sheet

	December 31,
	2020	2021
Current assets	$93,931	83,804
Noncurrent assets	5,516,981	5,460,197
Total assets	$5,610,912	5,544,001

Current liabilities	$94,005	114,009
Noncurrent liabilities	3,098,621	3,143,294
Stockholders' equity	2,418,286	2,286,698
Total liabilities and stockholders' equity	$5,610,912	5,544,001

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

Statement of Operations

	Year Ended December 31,
	2020	2021
Revenues	$900,719	898,202
Operating expenses	1,018,357	342,875
Income (loss) from operations	(117,638)	555,327
Net income (loss)	$(122,527)	331,617

(7) Accrued Liabilities

Accrued liabilities consisted of the following items (in thousands):

	December 31,
	2020	2021
Capital expenditures	$32,372	46,983
Gathering, compression, processing, and transportation expenses	152,724	164,900
Marketing expenses	68,193	50,589
Interest expense, net	25,645	65,093
Accrued production and ad valorem taxes	37,371	44,298
Derivative settlements payable	3,425	35,202
Accrued general and administrative expense	14,363	27,740
Other	9,431	22,439
Total accrued liabilities	$343,524	457,244

(8) Long-Term Debt

Long-term debt consisted of the following items (in thousands):

	December 31,
	2020	2021
Credit Facility (a)	$1,017,000	—
5.125% senior notes due 2022 (b)	660,516	—
5.625% senior notes due 2023 (c)	574,182	—
5.00% senior notes due 2025 (d)	590,000	584,635
8.375% senior notes due 2026 (e)	—	325,000
7.625% senior notes due 2029 (f)	—	584,000
5.375% senior notes due 2030 (g)	—	600,000
4.25% convertible senior notes due 2026 (h)	287,500	81,570
Total principal	3,129,198	2,175,205
Unamortized discount, net	(111,886)	(27,772)
Unamortized debt issuance costs	(15,719)	(21,989)
Long-term debt	$3,001,593	2,125,444

(a)	Senior Secured Revolving Credit Facility

Antero Resources has a senior secured revolving credit facility with a consortium of bank lenders. On October 26, 2021, Antero Resources entered into an amended and restated senior secured revolving credit facility, the New Credit Facility. Borrowings under the Credit Facility are subject to borrowing base limitations based on the collateral value of Antero Resources’ assets and are subject to regular semi-annual redeterminations. As of December 31, 2021, the borrowing base under the New Credit Facility was $3.5 billion and lender commitments were $1.5 billion. The next redetermination of the borrowing base is scheduled to occur in April 2022. The maturity date of the Credit Facility is the earlier of (i) October 26, 2026 and (ii) the date that is 180 days prior to the earliest stated redemption date of any series of the Company’s then outstanding senior notes.

The Credit Facility contains requirements with respect to leverage and current ratios, and certain covenants, including

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

restrictions on our ability to incur debt and limitations on our ability to pay dividends unless certain customary conditions are met, in each case, subject to customary carve-outs and exceptions. Antero Resources was in compliance with all of the financial covenants under the Prior Credit Facility as of December 31, 2020 and New Credit Facility as of December 31, 2021.

The Prior Credit Facility provides for borrowing under either an Alternate Base Rate or as a Eurodollar Loan (as each term is defined in the Prior Credit Facility), and the New Credit Facility provides for borrowing at either an Adjusted Term Secured Overnight Financing Rate (“SOFR”), an Adjusted Daily Simple SOFR or an Alternate Base Rate (each as defined in the New Credit Facility). The Credit Facility provides for interest only payments until maturity at which time all outstanding borrowings are due. Interest is payable at a variable rate based on (i) LIBOR or the Alternate Base Rate, determined by Antero Resources’ election at the time of borrowing, plus an applicable margin rate under the Prior Credit Facility and (ii) SOFR or the Alternate Base Rate, determined by Antero Resources’ election at the time of borrowing, plus an applicable margin rate under the New Credit Facility. Interest at the time of borrowing is determined with reference to the Antero Resources’ then-current leverage ratio subject to certain exceptions. Commitment fees on the unused portion of the Credit Facility are due quarterly at rates ranging from (i) 0.300% to 0.375% with respect to the Prior Credit Facility, determined with reference to borrowing base utilization and (ii) 0.375% to 0.500% with respect to the New Credit Facility, determined with reference to borrowing base utilization, both rates subject to certain exceptions based on the leverage ratio then in effect. The New Credit Facility includes fall away covenants, lower interest rates and reduced collateral requirements that Antero Resources may elect if Antero Resources is assigned an Investment Grade Rating (as defined in the New Credit Facility).

As of December 31, 2021, Antero Resources had no borrowings under the New Credit Facility and outstanding letters of credit of $531 million. As of December 31, 2020, Antero Resources had an outstanding balance under the Credit Facility of $1.0 billion, with a weighted average interest rate of 3.26%, and outstanding letters of credit of $730 million.

(b)	5.125% Senior Notes Due 2022

On May 6, 2014, Antero Resources issued $600 million of 5.125% senior notes due December 1, 2022 (the “2022 Notes”) at par. On September 18, 2014, Antero Resources issued an additional $500 million of the 2022 Notes at 100.5% of par. The Company repurchased or otherwise fully redeemed all of the 2022 Notes between 2019 and the first quarter of 2021. Interest on the 2022 Notes was payable on June 1 and December 1 of each year. See “—Debt Repurchase Program” below for further details on 2022 Notes repurchases.

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

On December 21, 2016, Antero Resources issued $600 million of 5.00% senior notes due March 1, 2025 (the “2025 Notes”) at par. The Company repurchased $15 million of the 2025 Notes from time to time during 2020 and 2021, and as of December 31, 2021, $585 million principal amount of the 2025 Notes remained outstanding. The 2025 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2025 Notes rank pari passu to Antero Resources’ other outstanding senior notes. The 2025 Notes are guaranteed on a full and unconditional and joint and several senior unsecured basis by Antero Resources’ existing subsidiaries that guarantee the Credit Facility and certain of its future restricted subsidiaries. Interest on the 2025 Notes is payable on March 1 and September 1 of each year. Antero Resources may redeem all or part of the 2025 Notes at any time at redemption prices ranging from 102.5% currently to 100.00% on or after March 1, 2023, which option the Company exercised on January 27, 2022 with its notice to redeem all remaining 2025 Notes on March 1, 2022. See “—Subsequent Event” below for further details on the 2025 Notes redemption. If Antero Resources undergoes a change of control followed by a rating decline, the holders of the 2025 Notes will have the right to require Antero Resources to repurchase all or a portion of the notes at a price equal to 101% of the principal amount of the 2025 Notes, plus accrued and unpaid interest.

(e)	8.375% Senior Notes Due 2026

On January 4, 2021, Antero Resources issued $500 million of 8.375% senior notes due July 15, 2026 (the “2026 Notes”) at par. The Company redeemed $175 million of the 2026 Notes on July 1, 2021, and as of December 31, 2021, $325 million principal

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

amount of the 2026 Notes remained outstanding. See “—Debt Repurchase Program” below for further details on the 2026 Notes redemption. The 2026 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2026 Notes rank pari passu to Antero Resources’ other outstanding senior notes. The 2026 Notes are guaranteed on a full and unconditional and joint and several senior unsecured basis by Antero Resources’ existing subsidiaries that guarantee the Credit Facility and certain of its future restricted subsidiaries. Interest on the 2026 Notes is payable on January 15 and July 15 of each year. Antero Resources may redeem all or part of the 2026 Notes at any time on or after January 15, 2024 at redemption prices ranging from 104.188% on or after January 15, 2024 to 100.00% on or after January 15, 2026. At any time prior to January 15, 2024, Antero Resources may also redeem the 2026 Notes, in whole or in part, at a price equal to 100% of the principal amount of the 2026 Notes plus a “make-whole” premium and accrued and unpaid interest. If Antero Resources undergoes a change of control followed by a rating decline, the holders of the 2026 Notes will have the right to require Antero Resources to repurchase all or a portion of the notes at a price equal to 101% of the principal amount of the 2026 Notes, plus accrued and unpaid interest.

(f)	7.625% Senior Notes Due 2029

On January 26, 2021, Antero Resources issued $700 million of 7.625% senior notes due February 1, 2029 (the “2029 Notes”) at par. The Company redeemed $116 million of the 2029 Notes on November 2, 2021, and as of December 31, 2021, $584 million principal amount of the 2029 Notes remained outstanding. See “—Debt Repurchase Program” below for further details on the 2029 Notes redemption. The 2029 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2029 Notes rank pari passu to Antero Resources’ other outstanding senior notes. The 2029 Notes are guaranteed on a full and unconditional and joint and several senior unsecured basis by Antero Resources’ existing subsidiaries that guarantee the Credit Facility and certain of its future restricted subsidiaries. Interest on the 2029 Notes is payable on February 1 and August 1 of each year. Antero Resources may redeem all or part of the 2029 Notes at any time on or after February 1, 2024 at redemption prices ranging from 103.813% on or after February 1, 2024 to 100.00% on or after February 1, 2027. In addition, on or before February 1, 2024, Antero Resources may redeem up to 35% of the aggregate principal amount of the 2029 Notes, but in an amount not greater than the net cash proceeds of certain equity offerings, if certain conditions are met, at a redemption price of 107.625% of the principal amount of the 2029 Notes, plus accrued and unpaid interest, which option the Company partially exercised on October 18, 2021 with its notice to redeem $116 million aggregate principal amount of outstanding 2029 Notes. At any time prior to February 1, 2024, Antero Resources may also redeem the 2029 Notes, in whole or in part, at a price equal to 100% of the principal amount of the 2029 Notes plus a “make-whole” premium and accrued and unpaid interest. If Antero Resources undergoes a change of control followed by a rating decline, the holders of the 2029 Notes will have the right to require Antero Resources to repurchase all or a portion of the notes at a price equal to 101% of the principal amount of the 2029 Notes, plus accrued and unpaid interest.

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

On August 21, 2020, Antero Resources issued $250 million in aggregate principal amount of 4.25% convertible senior notes due September 1, 2026 (the “2026 Convertible Notes”). On September 2, 2020, Antero Resources issued an additional $37.5 million of the 2026 Convertible Notes. During the year ended December 31, 2021, the Company completed the equitization transactions described below under “—Partial Equitizations of 2026 Convertible Notes,” that extinguished $206 million principal amount of the

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

2026 Convertible Notes, and as of December 31, 2021, $82 million principal amount of the 2026 Convertible Notes remained outstanding. The 2026 Convertible Notes were issued pursuant to an indenture and are senior, unsecured obligations of Antero Resources. The 2026 Convertible Notes bear interest at a fixed rate of 4.25% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on March 1, 2021. Proceeds from the issuance of the 2026 Convertible Notes totaled $278.5 million, net of initial purchasers’ fees and issuance cost of $9 million. Each capitalized term used in this subsection but not otherwise defined in this Annual Report on Form 10-K has the meaning as set forth in the indenture governing the 2026 Convertible Notes.

The initial conversion rate is 230.2026 shares of Antero Resources’ common stock per $1,000 principal amount of 2026 Convertible Notes, subject to adjustment upon the occurrence of specified events. As of December 31, 2021, the if-converted value of the 2026 Convertible Notes was $329 million, which exceeded the principal amount of the 2026 Convertible Notes by $247 million. The 2026 Convertible Notes will mature on September 1, 2026, unless earlier repurchased, redeemed or converted. Before May 1, 2026, note holders will have the right to convert their 2026 Convertible Notes only upon the occurrence of the following events:

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

Upon conversion, Antero Resources may satisfy its conversion obligation by paying and/or delivering, as the case may be, cash, shares of Antero Resources’ common stock or a combination of cash and shares of Antero Resources’ common stock, at Antero Resources’ election, in the manner and subject to the terms and conditions provided in the indenture governing the 2026 Convertible Notes. The 2026 Convertible Notes have met the Stock Price Condition allowing holders of the 2026 Convertible Notes to exercise their conversion right as of December 31, 2021.

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

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

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

Partial Equitizations of 2026 Convertible Notes

On January 12, 2021, the Company completed a registered direct offering (the “January Share Offering”) of an aggregate of 31.4 million shares of its common stock at a price of $6.35 per share to certain holders of the 2026 Convertible Notes. The Company used the proceeds from the January Share Offering and approximately $63 million of borrowings under the Credit Facility to repurchase from such holders $150 million aggregate principal amount of the 2026 Convertible Notes in privately negotiated transactions (the “January Convertible Note Repurchase,” and, collectively with the January Share Offering, the “January Equitization Transactions”).  The 2026 Convertible Notes have an initial conversion rate of 230.2026 shares of the Company’s common stock per $1,000 principal amount, and the January Equitization Transactions had the effect of increasing this conversion rate to 275.3525 shares of common stock per $1,000 principal amount. The Company accounted for this transaction as an inducement of the 2026 Convertible Notes, and as a result, the Company recorded a $39 million loss on convertible note equitization in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2021 for the consideration paid in excess of the original terms of the 2026 Convertible Notes. Additionally, the January Equitization Transactions resulted in a loss on early extinguishment of debt of $41 million in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2021.

On May 13, 2021, the Company completed a registered direct offering (the “May Share Offering”) of an aggregate of 11.6 million shares of its common stock at a price of $11.01 per share to certain holders of the 2026 Convertible Notes. The Company used the proceeds from the May Share Offering and approximately $26 million of borrowings under the Credit Facility to repurchase from such holders $56 million aggregate principal amount of the 2026 Convertible Notes in privately negotiated transactions (the “May Convertible Note Repurchase,” and, collectively with the May Share Offering, the “May Equitization Transactions”).  The 2026 Convertible Notes have an initial conversion rate of 230.2026 shares of the Company’s common stock per $1,000 principal amount, and the May Equitization Transactions had the effect of increasing this conversion rate to 245.2802 shares of common stock per $1,000 principal amount. The Company accounted for this transaction as an inducement of the 2026 Convertible Notes, and as a result, the Company recorded a $12 million loss on convertible note equitization in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2021 for the consideration paid in excess of the original terms of the 2026 Convertible Notes. Additionally, the May Equitization Transactions resulted in a loss on early extinguishment of debt of $21 million in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2021.

The 2026 Convertible Notes consist of the following (in thousands):

	December 31,
	2020	2021
Liability component:
Principal	$287,500	81,570
Less: unamortized note discount	(112,265)	(27,772)
Less: unamortized debt issuance costs	(5,852)	(1,592)
Net carrying value	$169,383	52,206
Equity component (1)	$115,601	32,799
(1)	As of December 31, 2020, the equity component attributable to the outstanding 2026 Convertible Notes was recorded in additional paid-in capital, net of $3 million of issuance costs and $28 million of deferred taxes. As of December 31, 2021, the equity component attributable to the outstanding 2026 Convertible Notes was recorded in additional paid-in capital net of $1 million of issuance costs and $8 million of deferred taxes.

Interest expense recognized on the 2026 Convertible Notes related to the stated interest rate, amortization of the debt discount

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

and debt issuance costs totaled $8 million and $11 million for the years ended December 31, 2020 and 2021, respectively.

(f)	Debt Repurchase Program

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

During the first quarter of 2021, the Company redeemed the remaining $661 million of the 2022 Notes at par, plus accrued and unpaid interest, and as a result, the 2022 Notes were fully retired as of February 10, 2021. The Company redeemed the remaining $574 million of the 2023 Notes at par, plus accrued and unpaid interest, during the second quarter of 2021. The 2023 Notes were fully retired as of June 1, 2021. During the third quarter of 2021, the Company redeemed $175 million of the principal amount of its 2026 Notes at a redemption price of 108.375% of the principal amount thereof, plus accrued and unpaid interest, and recognized a loss on early debt extinguishment of $17 million. During the fourth quarter of 2021, the Company redeemed $116 million of the principal amount of its 2029 Notes at a redemption price of 107.625% of the principal amount thereof, plus accrued and unpaid interest, and recognized a loss on early debt extinguishment of $10 million.

(g)	Subsequent Event

On January 27, 2022, Antero Resources announced that it will redeem all $585 million in aggregate principal amount of its 2025 Notes at a redemption price of 101.25% of the principal amount thereof, plus accrued and unpaid interest on March 1, 2022. Immediately following the redemption, the 2025 Notes will be fully retired. The $7 million premium to the principal amount to be redeemed along with the write-off of unamortized debt issuance costs will be included in our loss on early debt extinguishment during the first quarter of 2022.

(9) Asset Retirement Obligations

The following table presents a reconciliation of the Company’s asset retirement obligations (in thousands):

	December 31,
	2020	2021
Beginning balance	$54,845	54,452
Obligations incurred	1,814	3,208
Accretion expense	3,421	3,820
Settlement of obligations	(229)	(40)
Revisions to prior estimates	(5,399)	(7,488)
Ending balance	$54,452	53,952

Revisions to prior estimates in 2020 and 2021 are primarily due to an increase in estimated well lives. Asset retirement obligations are included in other liabilities on the Company’s consolidated balance sheets.

(10) Equity-Based Compensation and Cash Awards

On June 17, 2020, Antero Resources’ stockholders approved the Antero Resources Corporation 2020 Long-Term Incentive Plan (the “2020 Plan”), which replaced the Antero Resources Corporation Long-Term Incentive Plan (the “2013 Plan”), and the 2020 Plan became effective as of such date. The 2020 Plan provides for grants of stock options (including incentive stock options), stock appreciation rights, restricted stock awards, RSU awards, vested stock awards, dividend equivalent awards and other stock-based and cash awards. The terms and conditions of the awards granted are established by the Compensation Committee of Antero Resources’ Board of Directors. Employees, officers, non-employee directors and other service providers of the Company and its affiliates are eligible to receive awards under the 2020 Plan. No further awards will be granted under the 2013 Plan on or after June 17, 2020.

The 2020 Plan provides for the reservation of 10,050,000 shares of the Company’s common stock, plus the number of certain shares that become available again for delivery from the 2013 Plan in accordance with the share recycling provisions described below. The share recycling provisions allow for all or any portion of an award (including an award granted under the 2013 Plan that was

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

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

A total of 7,922,468 shares were available for future grant under the 2020 Plan as of December 31, 2021.

Antero Midstream Partners’ general partner was authorized to grant up to 10,000,000 common units representing limited partner interests in Antero Midstream Partners under the Antero Midstream Partners LP Long-Term Incentive Plan (the “AMP Plan”) to non-employee directors of its general partner and certain officers, employees, and consultants of Antero Midstream Partners and its affiliates (which includes Antero Resources). As part of the Simplification Transactions, each outstanding phantom unit award under the AMP Plan, was assumed by Antero Midstream and converted into 1.8926 RSUs (all such RSUs, the “Converted AM RSU Awards”) under the Antero Midstream Corporation Long Term Incentive Plan (the “AM Plan”). Each RSU award under the AM Plan represents a right to receive one share of Antero Midstream common stock.

The Company’s equity-based compensation expense, by type of award, is as follows (in thousands):

	Year Ended December 31,
	2019	2020	2021
RSU awards	$10,343	12,510	13,232
PSU awards	8,069	7,219	4,662
Converted AM RSU Awards (1)	3,425	2,519	1,160
Stock options	355	—	—
Equity awards issued to directors	1,367	1,069	1,383
Total expense	$23,559	23,317	20,437
(1)	Antero Resources recognized compensation expense for equity awards granted under both the 2013 Plan and the AMP Plan because the awards under the AMP Plan are accounted for as if they are distributed by Antero Midstream Partners to Antero Resources. Antero Resources allocates a portion of equity-based compensation expense related to grants prior to the Simplification Transactions to Antero Midstream Partners based on its proportionate share of Antero Resources’ labor costs. Through March 12, 2019, the total amount of equity-based compensation is included in the consolidated financial statements of Antero Resources; and effective March 13, 2019 (date of deconsolidation), the amount allocated to Antero Midstream Partners is no longer reflected in Antero Resources’ consolidated financial statements. See Note 3—Deconsolidation of Antero Midstream Partners to the consolidated financial statements for further discussion on the Simplification Transactions.

(a)	Restricted Stock Unit Awards

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

A summary of RSU award activity is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Total awarded and unvested—December 31, 2020	8,432,397	$4.06
Granted	1,447,806	9.63
Vested	(3,622,741)	4.37
Forfeited	(326,855)	5.45
Total awarded and unvested—December 31, 2021	5,930,607	$5.15

As of December 31, 2021, there was approximately $24 million of unamortized equity-based compensation expense related to unvested RSUs. That expense is expected to be recognized over a weighted average period of approximately 2.5 years.

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(b)	Performance Share Unit Awards

Performance Share Unit Awards Based on Stock Price Targets

In 2016, the Company granted PSUs to certain of its executive officers that were based on stock price targets. The vesting of these PSUs was conditioned on the closing price of Antero Resources’ common stock achieving specific price thresholds over 10-day periods, subject to the following vesting restrictions: no PSUs could vest before the first anniversary of the grant date; no more than one-third of the PSUs could vest before the second anniversary of the grant date; and no more than two-thirds of the PSUs could vest before the third anniversary of the grant date. Any PSUs that had not vested by the fifth anniversary of the grant date expired in 2021. Expense related to these PSUs was recognized on a graded basis over three years. Forfeitures were accounted for as they occurred by reversing the expense previously recognized for awards that were forfeited during the period. One of the performance conditions was met, and vesting for one-third of these PSUs was achieved.

Performance Share Unit Awards Based on Total Shareholder Return and Return on Capital Employed

In 2018, the Company granted PSUs to certain of its employees and executive officers, a portion of which would vest based on the Company’s absolute total shareholder return (“TSR”), with target payout achieved if the price per share of Antero Resources’ common stock reaches 125% of the beginning price (as defined in the award agreement) at the end of a three-year performance period (“2018 TSR PSUs”). The number of awards actually earned with respect to the 2018 TSR PSUs were subject to further adjustment based on the TSR of Antero Resources’ common stock relative to the TSR of a peer group of companies over the same period. The number of shares of common stock that could ultimately be earned with respect to the 2018 TSR PSUs ranged from zero to 200% of the target number of 2018 TSR PSUs originally granted. Expense related to the 2018 TSR PSUs was recognized on a straight-line basis over three years. Forfeitures were accounted for as they occurred by reversing the expense previously recognized for awards that were forfeited during the period.

The other portion of the PSUs granted in 2018 would vest based on the Company’s actual return on capital employed (“ROCE”) (as defined in the award agreement) over a three-year period as compared to a targeted ROCE (“ROCE PSUs”). The number of shares of common stock that could ultimately be earned with respect to the ROCE PSUs ranged from zero to 200% of the target number of ROCE PSUs originally granted. Expense related to the ROCE PSUs was recognized based on the number of shares of common stock that were expected to be issued at the end of the measurement period, and was reversed if the likelihood of achieving the performance condition decreased. As of December 31, 2019, the likelihood of achieving the performance conditions related to the ROCE PSUs decreased to a level below probable and therefore, expense was not recognized during the years ended December 31, 2020 and 2021. The performance conditions for the 2018 TSR PSUs and ROCE PSUs were not met, and no vesting for these awards was achieved.

Performance Share Unit Awards Based on Total Shareholder Return

In 2016 and 2017, the Company granted PSUs to certain of its employees and executive officers that would vest based on the TSR of Antero Resources’ common stock relative to the TSR of a peer group of companies over a three-year performance period. The number of shares of common stock that were available to be earned ranged from zero to 200% of the PSUs granted. Expense related to these PSUs was recognized on a straight-line basis over three years. Forfeitures were accounted for as they occurred by reversing the expense previously recognized for awards that were forfeited during the period. The performance conditions for the 2016 and 2017 PSUs were not met, and no vesting was achieved.

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

In 2020, the Company granted PSU awards to certain of its executive officers that vest based on Antero Resources’ absolute TSR determined as of the last day of each of three one-year performance periods ending on April 15, 2021, April 15, 2022 and April 15, 2023, and one cumulative three-year performance period ending on April 15, 2023, in each case, subject to the executive officer’s continued employment through April 15, 2023. The number of shares of common stock that may ultimately be earned following the end of the cumulative three-year performance period ranges from zero to 150% of the target number of PSUs granted. Expense related to these PSUs is recognized on a graded-vested basis over approximately three years. Forfeitures are accounted for as they

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

occur by reversing the expense previously recognized for awards that were forfeited during the period. The performance condition for the performance period ending April 15, 2021 was met, and 150% vesting was achieved for the award tranche.

Additionally, in 2020, the Company granted PSUs to certain of its executive officers that vest based on Antero Resources’ TSR relative to the TSR of certain peer companies determined as of the last day of each of three one-year performance periods ending on April 15, 2021, April 15, 2022, and April 15, 2023, and one cumulative three-year performance period ending on April 15, 2023, in each case, subject to the executive officer’s continued employment through April 15, 2023. The number of shares of common stock that may ultimately be earned following the end of the cumulative three-year performance period ranges from zero to 150% of the target number of PSUs granted. Expense related to these PSUs is recognized on a graded-vested basis over approximately three years. Forfeitures are accounted for as they occur by reversing the expense previously recognized for awards that were forfeited during the period. The performance condition for the performance period ending April 15, 2021 was met, and 150% vesting was achieved for the award tranche.

In 2021, the Company granted PSU awards to certain of its executive officers that vest based on Antero Resources’ absolute TSR determined as of the last day of each of three one-year performance periods ending on April 15, 2022, April 15, 2023, and April 15, 2024, and one cumulative three-year performance period ending on April 15, 2024, in each case, subject to the executive officer’s continued employment through April 15, 2024. The number of shares of common stock that may ultimately be earned following the end of the cumulative three-year performance period with respect to the TSR PSUs ranges from zero to 200% of the target number of TSR PSUs originally granted. Expense related to these PSUs is recognized on a graded-vested basis over the term of each performance period. Forfeitures are accounted for as they occur by reversing the expense previously recognized for awards that were forfeited during the period.

Performance Share Unit Awards Based on Leverage Ratio

In April 2021, the Company granted PSUs to certain of its executive officers that vest based on the Company’s total debt less cash and cash equivalents divided by the Company’s Adjusted EBITDAX (as defined in the award agreement) determined as of the last day of each of three one-year performance periods ending on December 31, 2021, December 31, 2022, and December 31, 2023, in each case, subject to the executive officer’s continued employment through December 31, 2023 (“Leverage Ratio PSUs”). The number of shares of common stock that may ultimately be earned with respect to the Leverage Ratio PSUs ranges from zero to 200% of the target number of Leverage Ratio PSUs originally granted. Expense related to the Leverage Ratio PSUs is recognized based on the number of shares of common stock that are expected to be issued at the end of each measurement period, and such expense is reversed if the likelihood of achieving the performance condition becomes improbable. As of December 31, 2021, the likelihood of achieving the performance conditions related to the Leverage Ratio PSUs was probable.

Summary Information for Performance Share Unit Awards

A summary of PSU activity is as follows:

		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Total awarded and unvested—December 31, 2020	2,547,798	$12.66
Granted	479,120	9.71
Forfeited	(67,000)	2.97
Cancelled (unearned)	(1,112,639)	19.19
Total awarded and unvested—December 31, 2021	1,847,279	$8.31

The grant-date fair values of market-based PSUs were determined using Monte Carlo simulations, which use a probabilistic approach for estimating the fair values of the awards. Expected volatilities were derived from the volatility of the historical stock prices of a peer group of similar publicly-traded companies. The risk-free interest rate was determined using the yield available for zero-coupon U.S. government issues with remaining terms corresponding to the service periods of the PSUs. A dividend yield of zero was assumed. The grant-date fair value for the ROCE-based and Adjusted EBITDAX-based PSUs was based on the closing price of Antero Resources’ common stock on the date of the grant, assuming target achievement of the performance condition.

The following table presents information regarding the weighted average fair values for market-based PSUs, and the assumptions used to determine the fair values:

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
	2019	2020	2021
Dividend yield	—%	—%	—%
Volatility	36%	80%	85%
Risk-free interest rate	2.35%	0.17%	0.32%
Weighted average fair value of awards granted—Absolute TSR	$9.26	2.63	11.99
Weighted average fair value of awards granted—Relative TSR	$—	3.30	—

As of December 31, 2021, there was $6 million of unamortized equity-based compensation expense related to unvested PSUs. That expense is expected to be recognized over a weighted average period of approximately 1.9 years.

(c)	Converted AM Restricted Share Unit Awards

Phantom units granted by Antero Midstream Partners vested subject to the satisfaction of service requirements, upon the completion of which common units in Antero Midstream Partners were delivered to the holder of the phantom units. Phantom units also contained distribution equivalent rights, which entitled the holder of vested common units to receive a “catch up” payment equal to common unit distributions paid by Antero Midstream Partners during the vesting period of the phantom unit award. These phantom units were treated, for accounting purposes, as if Antero Midstream Partners distributed the units to Antero Resources. Antero Resources recognized compensation expense as the units were granted to its employees, and a portion of the expense is allocated to Antero Midstream Partners. Expense related to each phantom unit award was recognized on a straight-line basis over the requisite service period of the entire award. Forfeitures were accounted for as they occurred by reversing the expense previously recognized for awards that were forfeited during the period. The grant date fair values of these awards were determined based on the closing price of Antero Midstream Partners’ common units on the date of grant.

In connection with the closing of the Simplification Transactions, the Board of Directors of Antero Midstream adopted the AM Plan. In accordance with the terms of the Simplification Transactions, each outstanding phantom unit under the AMP Plan was assumed by Antero Midstream and converted into 1.8926 restricted stock units under the AM Plan.

A summary of the Converted AM RSU Awards is as follows:

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value
Total awarded and unvested—December 31, 2020	296,390	$15.06
Granted	—	—
Vested	(209,964)	15.73
Forfeited	(4,719)	13.25
Total awarded and unvested—December 31, 2021	81,707	$13.46

As of December 31, 2021, there was $0.4 million of unamortized equity-based compensation expense related to unvested Converted AM RSU Awards. That expense is expected to be recognized over a weighted average period of approximately 0.3 years, and the Company’s proportionate share will be allocated to it as it is recognized

(d)	Stock Options

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

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

A summary of stock option activity is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Intrinsic
	Stock	Exercise	Contractual	Value
	Options	Price	Life	(in thousands)
Outstanding—December 31, 2020	432,461	$50.64	4.1	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(80,667)	50.00
Outstanding—December 31, 2021	351,794	$50.79	3.0	$—
Vested—December 31, 2021	351,794	$50.79	3.0	$—
Exercisable—December 31, 2021	351,794	$50.79	3.0	$—

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

In January 2020, the Company granted cash awards of approximately $3 million to certain executives under the 2013 Plan, and compensation expense for these awards is recognized ratably over the vesting period for each of three tranches through January 20, 2023. In July 2020, the Company granted additional cash awards on the aggregate of $3 million to certain non-executive employees under the 2020 Plan that vest ratably over four years. As of December 31, 2020 and 2021, the Company has recorded approximately $3 million and $2 million, respectively, in Other liabilities in the consolidated balance sheets related to unvested cash awards.

(11) Fair Value

The carrying values of accounts receivable and accounts payable as of December 31, 2020 and 2021 approximated market values because of their short-term nature. The carrying values of the amounts outstanding under the Credit Facility as of December 31, 2020 and 2021 approximated fair value because the variable interest rates are reflective of current market conditions.

The following table sets forth the fair value and carrying value of the senior notes and 2026 Convertible Notes (in thousands):

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

	December 31,
	2020		2021
	Fair	Carrying	Fair	Carrying
	Value (1)	Value (2)	Value (1)	Value (2)
2022 Notes	$658,468	658,400	—	—
2023 Notes	562,698	571,370	—	—
2025 Notes	560,500	585,440	594,866	581,117
2026 Notes	—	—	370,013	321,738
2029 Notes	—	—	654,080	577,149
2030 Notes	—	—	641,400	593,234
2026 Convertible Notes	430,963	169,383	331,655	52,206
Total	$2,212,629	1,984,593	2,592,014	2,125,444
(1)	Fair values are based on Level 2 market data inputs.
(2)	Carrying values are presented net of unamortized debt issuance costs and debt discounts or premiums.

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

The Company periodically enters into natural gas, NGLs and oil derivative contracts with counterparties to hedge the price risk associated with its production. These derivatives are not entered into for trading purposes. To the extent that changes occur in the market prices of natural gas, NGLs and oil, the Company is exposed to market risk on these open contracts. This market risk exposure is generally offset by the change in market prices of natural gas, NGLs and oil recognized upon the ultimate sale of the Company’s production.

The Company was party to various fixed price commodity swap contracts that settled during the years ended December 31, 2019, 2020 and 2021. The Company enters into these swap contracts when management believes that favorable future sales prices for the Company’s production can be secured. Under these swap agreements, when actual commodity prices upon settlement exceed the fixed price provided by the swap contracts, the Company pays the difference to the counterparty. When actual commodity prices upon settlement are less than the contractually provided fixed price, the Company receives the difference from the counterparty. In addition, the Company has entered into basis swap contracts in order to hedge the difference between the NYMEX index price and a local index price.

The Company’s derivative contracts have not been designated as hedges for accounting purposes; therefore, all gains and losses are recognized in the Company’s statements of operations.

As of December 31, 2021, the Company’s fixed price swap positions excluding Martica, the Company’s consolidated VIE were as follows:

				Weighted
				Average
Commodity / Settlement Period	Index	Contracted Volume		Price
Natural Gas
January-December 2022	Henry Hub	1,155,486	MMBtu/day	$2.50	/MMBtu
January-December 2023	Henry Hub	43,000	MMBtu/day	2.37	/MMBtu

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

In addition, the Company has a swaption agreement, which entitles the counterparty the right, but not the obligation, to enter into a fixed price swap agreement on December 21, 2023 to purchase 427,500 MMBtu per day at a price of $2.77 per MMBtu for the year ending December 31, 2024.

As of December 31, 2021, the Company’s natural gas basis swap positions, which settle on the pricing index to basis differential of the Columbia Gas Transmission pipeline (“TCO”) to the NYMEX Henry Hub natural gas price, were as follows:

				Weighted Average
Commodity / Settlement Period	Index to Basis Differential	Contracted Volume		Hedged Differential
Natural Gas
January-December 2022	NYMEX to TCO	60,000	MMBtu/day	$0.515	/MMBtu
January-December 2023	NYMEX to TCO	50,000	MMBtu/day	0.525	/MMBtu
January-December 2024	NYMEX to TCO	50,000	MMBtu/day	0.530	/MMBtu

As of December 31, 2021, the Company’s fixed price swap positions for Martica, the Company’s consolidated VIE, were as follows:

				Weighted
				Average
Commodity / Settlement Period	Index	Contracted Volume		Price
Natural Gas
January-December 2022	Henry Hub	38,356	MMBtu/day	$2.39	/MMBtu
January-December 2023	Henry Hub	35,616	MMBtu/day	2.35	/MMBtu
January-December 2024	Henry Hub	23,885	MMBtu/day	2.33	/MMBtu
January-March 2025	Henry Hub	18,021	MMBtu/day	2.53	/MMBtu

Ethane
January-March 2022	Mont Belvieu Purity Ethane-OPIS	521	Bbl/day	$6.68	/Bbl

Propane
January-December 2022	Mont Belvieu Propane-OPIS Non-TET	934	Bbl/day	$19.20	/Bbl

Natural Gasoline
January-December 2022	Mont Belvieu Natural Gasoline-OPIS Non-TET	282	Bbl/day	$34.37	/Bbl
January-December 2023	Mont Belvieu Natural Gasoline-OPIS Non-TET	247	Bbl/day	40.74	/Bbl

Oil
January-December 2022	West Texas Intermediate	112	Bbl/day	$43.51	/Bbl
January-December 2023	West Texas Intermediate	99	Bbl/day	44.88	/Bbl
January-December 2024	West Texas Intermediate	43	Bbl/day	44.02	/Bbl
January-March 2025	West Texas Intermediate	39	Bbl/day	45.06	/Bbl

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(b)	Embedded Derivatives

The VPP includes an embedded put option tied to NYMEX pricing for the production volumes associated with the Company’s retained interest in the VPP properties of 88,748,000 MMBtu remaining through December 31, 2026 at a weighted average strike price of $2.55 per MMBtu. The embedded put option is not clearly and closely related to the host contract, and therefore, the Company bifurcated this derivative instrument and reflected it at fair value in the consolidated financial statements.

(c)	Summary

The table below presents a summary of the fair values of the Company’s derivative instruments and where such values are recorded in the consolidated balance sheets (in thousands).

	Balance Sheet	December 31,	December 31,
	Location	2020	2021
Asset derivatives not designated as hedges for accounting purposes:
Commodity derivatives—current	Derivative instruments	$97,144	—
Embedded derivatives—current	Derivative instruments	7,986	757
Commodity derivatives—noncurrent	Derivative instruments	14,689	—
Embedded derivatives—noncurrent	Derivative instruments	32,604	14,369

Total asset derivatives (1)		152,423	15,126

Liability derivatives not designated as hedges for accounting purposes:
Commodity derivatives—current (2)	Derivative instruments	31,242	559,851
Commodity derivatives—noncurrent (2)	Derivative instruments	99,172	181,806

Total liability derivatives (1)		130,414	741,657

Net derivatives asset (liability) (1)		$22,009	(726,531)
(1)	The fair value of derivative instruments was determined using Level 2 inputs.
(2)	As of December 31, 2020, approximately $14 million of commodity derivative liabilities, including $7 million of current commodity derivatives and $7 million of noncurrent commodity derivatives, are attributable to the Company’s consolidated VIE, Martica. As of December 31, 2021, approximately $55 million of commodity derivative liabilities, including $31 million of current commodity derivatives and $24 million of noncurrent commodity derivatives, are attributable to the Company’s consolidated VIE, Martica

The following table sets forth the gross values of recognized derivative assets and liabilities, the amounts offset under master netting arrangements with counterparties, and the resulting net amounts presented in the consolidated balance sheets as of the dates presented, all at fair value (in thousands):

	December 31, 2020			December 31, 2021
			Net Amounts of			Net Amounts of
	Gross	Gross	Assets	Gross	Gross	Assets
	Amounts	Amounts Offset	(Liabilities) on	Amounts	Amounts Offset	(Liabilities) on
	Recognized	Recognized	Balance Sheet	Recognized	Recognized	Balance Sheet
Commodity derivative assets	$181,375	(69,542)	111,833	2,177	(2,177)	—
Embedded derivative assets	$40,590	—	40,590	15,126	—	15,126
Commodity derivative liabilities	$(199,956)	69,542	(130,414)	(743,834)	2,177	(741,657)

The following table sets forth a summary of derivative fair value gains and losses and where such values are recorded in the consolidated statements of operations (in thousands):

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

	Statement of
	Operations	Year Ended December 31,
	Location	2019	2020	2021
Commodity derivative fair value gains (losses) (1)	Revenue	$463,972	40,565	(1,886,551)
Embedded derivative fair value gains (losses) (1)	Revenue	$—	39,353	(49,958)
(1)	The fair value of derivative instruments was determined using Level 2 inputs.

Commodity derivative fair value gains (losses) for the years ended December 31, 2020 and 2021, include a gain of $9 million and a loss of $5 million, respectively, related to certain natural gas derivatives that were monetized prior to their contractual settlement dates. Proceeds received from and payments for the monetizations are classified as operating cash flows on the Company’s consolidated statement of cash flows for the years ended December 31, 2020 and 2021. There were no commodity derivatives monetizations in the year ended December 31, 2019.

The Company’s commodity derivative position presented in Note 12(a) above reflects the volume and adjusted fixed price indices after the 2020 and 2021 monetizations.

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

Most leases include one or more options to renew, with renewal terms that can extend the lease from one to 20 years or more. The exercise of the lease renewal options is at the Company’s sole discretion. The depreciable lives of the leased assets are limited by the expected lease term, unless there are a transfer of title or purchase option reasonably certain of exercise.

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

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(a)	Supplemental Balance Sheet Information Related to Leases

The Company’s lease assets and liabilities consisted of the following items (in thousands):

		December 31,
Leases	Balance Sheet Classification	2020	2021
Operating Leases
Operating lease right-of-use assets:
Processing plants	Operating lease right-of-use assets	$1,302,290	1,739,550
Drilling rigs and completion services	Operating lease right-of-use assets	29,894	9,860
Gas gathering lines and compressor stations (1)	Operating lease right-of-use assets	1,241,090	1,634,928
Office space	Operating lease right-of-use assets	36,879	33,083
Vehicles	Operating lease right-of-use assets	2,704	2,009
Other office and field equipment	Operating lease right-of-use assets	746	482
Total operating lease right-of-use assets		$2,613,603	3,419,912

Short-term operating lease obligation	Short-term lease liabilities	$265,178	455,950
Long-term operating lease obligation	Long-term lease liabilities	2,348,425	2,963,962
Total operating lease obligation		$2,613,603	3,419,912

Finance Leases
Finance lease right-of-use assets:
Vehicles	Other property and equipment	$1,206	550
Total finance lease right-of-use assets (2)		$1,206	550

Short-term finance lease obligation	Short-term lease liabilities	$845	397
Long-term finance lease obligation	Long-term lease liabilities	361	153
Total finance lease obligation		$1,206	550
(1)	Gas gathering lines and compressor stations leases includes $1.1 billion and $1.5 billion related to Antero Midstream as of December 31, 2020 and 2021, respectively. See “—Related party lease disclosure” for additional discussion.
(2)	Financing lease assets are recorded net of accumulated amortization of $3 million and $2 million as of December 31, 2020 and 2021, respectively.

The processing plants, gathering lines and compressor stations that are classified as lease liabilities are classified as such under ASC 842, Leases, because Antero is the sole customer of the assets and because Antero makes the decisions that most impact the economic performance of the assets.

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(b)	Supplemental Information Related to Leases

Costs associated with operating and finance leases were included in the consolidated statement of operations and comprehensive loss (in thousands):

			Year Ended December 31,
Cost	Classification	Location	2019	2020	2021
Operating lease cost	Statement of operations	Gathering, compression, processing, and transportation	$842,440	1,498,221	1,518,305
Operating lease cost	Statement of operations	General and administrative	11,228	11,530	10,901
Operating lease cost	Statement of operations	Contract termination and rig stacking	10,692	8,528	4,213
Operating lease cost	Statement of operations	Lease operating	—	—	142
Operating lease cost	Balance sheet	Proved properties (1)	194,522	104,146	103,741
Total operating lease cost			$1,058,882	1,622,425	1,637,302

Finance lease cost:
Amortization of right-of-use assets	Statement of operations	Depletion, depreciation, and amortization	$1,471	872	522
Interest on lease liabilities	Statement of operations	Interest expense	335	208	—
Total finance lease cost			$1,806	1,080	522

Short-term lease payments			$162,654	122,577	86,039
(1)	Capitalized costs related to drilling and completion activities.

(c)	Supplemental Cash Flow Information Related to Leases

The following is the Company’s supplemental cash flow information related to leases (in thousands):

	Year Ended December 31,
	2019	2020	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$809,667	1,576,984	1,352,941
Operating cash flows from finance leases	335	208	—
Investing cash flows from operating leases	178,898	106,867	88,910
Financing cash flows from finance leases	2,507	1,291	859

Noncash activities:
Right-of-use assets obtained in exchange for new operating lease obligations	$3,720,945	202,125	437,045
Increase (decrease) to existing right-of-use assets and lease obligations from operating lease modifications, net (1)	$(681,686)	(173,563)	702,512
(1)	During the year ended December 31, 2019, the weighted average discount rate for remeasured operating leases increased from 6.0% as of January 1, 2019 to 12.4% as of December 31, 2019. During the year ended December 31, 2020, the weighted average discount rate for remeasured operating leases increased from 10.0% as of December 31, 2019 to 14.4% as of December 31, 2020. During the year ended December 31, 2021, the weighted average discount rate for remeasured operating leases decreased from 14.4% as of December 31, 2020 to 5.0% as of December 31, 2021.

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(d)	Maturities of Lease Liabilities

The table below is a schedule of future minimum payments for operating and financing lease liabilities as of December 31, 2021 (in thousands):

	Operating Leases	Financing Leases	Total
2022	$634,632	424	635,056
2023	622,266	76	622,342
2024	612,344	67	612,411
2025	540,291	22	540,313
2026	489,589	—	489,589
Thereafter	1,386,882	—	1,386,882
Total lease payments	4,286,004	589	4,286,593
Less: imputed interest	(866,092)	(39)	(866,131)
Total	$3,419,912	550	3,420,462

(e)	Lease Term and Discount Rate

The following table sets forth the Company’s weighted-average remaining lease term and discount rate:

	December 31, 2020		December 31, 2021
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term	8.0 years	1.5 years	7.6 years	1.9 years
Weighted average discount rate	13.7%	6.2%	5.5%	5.6%

(f)	Related Party Lease Disclosure

The Company has a gathering and compression agreement with Antero Midstream, whereby Antero Midstream receives a low-pressure gathering fee per Mcf, a high-pressure gathering fee per Mcf, and a compression fee per Mcf, in each case subject to annual adjustments based on the consumer price index. If and to the extent the Company requests that Antero Midstream construct new high pressure lines and compressor stations, the gathering and compression agreement contains options at Antero Midstream’s election for either (i) minimum volume commitments that require Antero Resources to utilize or pay for 75% of the high pressure gathering capacity and 70% of the compression capacity of such new construction for 10 years or (ii) a cost of service fee that allows the Antero Midstream to earn a 13% rate of return on such new construction over seven years.

In December 2019, the Company and Antero Midstream agreed to extend the initial term of the gathering and compression agreement to 2038 and established a growth incentive fee program whereby low-pressure gathering fees will be reduced from 2020 through 2023 to the extent the Company achieves certain volumetric targets at certain points during such time. Upon completion of the initial contract term, the gathering and compression agreement will continue in effect from year to year until such time as the agreement is terminated, effective upon an anniversary of the effective date of the agreement, by either the Company or Antero Midstream on or before the 180th day prior to the anniversary of such effective date. The Company achieved the volumetric targets during each quarter for the year ended December 31, 2020, and earned rebates of $48 million. The Company achieved the volumetric target during the fourth quarter of 2021, and earned a rebate of $12 million.

For the years ended December 31, 2019, 2020 and 2021, gathering and compression fees paid by Antero related to this agreement were $643 million, $679 million and $705 million, respectively. As of December 31, 2020 and 2021, $55 million and $54 million was included within Accounts payable, related parties, respectively, on the consolidated balance sheet as due to Antero Midstream related to this agreement.

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(14) Income Taxes

The Company’s income tax benefit consisted of the following (in thousands):

	Year Ended December 31,
	2019	2020	2021
Current income tax expense (benefit)	$5,048	(209)	216
Deferred income tax benefit	(79,158)	(397,273)	(74,293)
Total income tax benefit	$(74,110)	(397,482)	(74,077)

Income tax expense (benefit) differs from the amount that would be computed by applying the U.S. statutory federal income tax rate of 21% to income or loss before taxes as a result of the following (in thousands):

	Year Ended December 31,
	2019	2020	2021
Federal income tax expense (benefit)	$(77,122)	(348,158)	(47,919)
State income tax expense (benefit), net of federal benefit	(8,826)	(50,584)	(6,576)
Change in state tax rate, net of federal effect	24,041	2,291	(30,910)
Nondeductible equity-based compensation	6,920	4,490	1,117
Dividends received deduction	(4,201)	(4,013)	(3,832)
Noncontrolling interest	(10,998)	(1,801)	(7,862)
Deconsolidation adjustment	(6,626)	—	—
Change in valuation allowance	1,325	789	4,606
Nondeductible loss on 2026 Convertible Notes equitization	—	—	12,174
Other	1,377	(496)	5,125
Total income tax benefit	$(74,110)	(397,482)	(74,077)

Deferred income taxes reflect the impact of temporary differences between assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The tax effect of the temporary differences giving rise to net deferred tax assets and liabilities is as follows (in thousands):

	December 31,
	2020	2021
Deferred tax assets:
NOL carryforwards	$565,433	569,523
Equity-based compensation	8,445	2,462
Investment in Antero Midstream	330,301	297,893
Unrealized losses on derivative instruments	—	158,779
Asset retirement obligations and other	17,206	15,051
Total deferred tax assets	921,385	1,043,708
Valuation allowance	(46,013)	(50,304)
Net deferred tax assets	875,372	993,404
Deferred tax liabilities:
Unrealized gains on derivative instruments	13,189	—
Oil and gas properties	1,188,599	1,254,182
Investment in Martica	59,586	51,166
2026 Convertible Notes and other	26,250	6,182
Total deferred tax liabilities	1,287,624	1,311,530
Net deferred tax liabilities	$(412,252)	(318,126)

In assessing the realizability of deferred tax assets, management considers whether some portion or all of the deferred tax assets will be realized based on a more-likely-than-not standard of judgment. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the Company’s temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

strategies in making this assessment. Based upon the projections of future taxable income over the periods in which the deferred tax assets are deductible, management believes that the Company will not realize the benefits of certain of these deductible differences and has recorded a valuation allowance of approximately $46 million and $50 million as of December 31, 2020 and 2021, respectively. The valuation allowance as of December 31, 2020 and 2021, relates to Colorado, Oklahoma and West Virginia state NOL carryforwards and is primarily the result of expected future reduced income tax apportionment in those states. The amount of the deferred tax asset considered realizable could be further reduced in the near term if estimates of future taxable income during the carryforward period are revised.

The calculation of the Company’s tax liabilities involves uncertainties in the application of complex tax laws and regulations. The Company gives financial statement recognition to those tax positions that it believes are more-likely-than-not to be sustained upon examination by the Internal Revenue Service or state revenue authorities. The Company monitors potential uncertain tax positions but does not anticipate any changes in 2022. The Company has no unrecognized tax benefit balances through December 31, 2021.

As of December 31, 2021, the Company has U.S. federal and state NOL carryforwards of $2.3 billion and 2.0 billion, respectively, exclusive of the valuation allowances discussed above. The U.S. federal and West Virginia NOL carryforwards generated in tax years prior to 2018 expire between 2032 and 2037. The Colorado NOL carryforwards generated in tax years prior to 2018 expire between 2025 and 2041. For tax years 2018 and thereafter, NOL carryforwards generated in these jurisdictions have no expiration date. The Pennsylvania NOL carryforwards expire between 2024 and 2041.

Tax years 2018 through 2021 remain open to examination by the U.S. Internal Revenue Service. The Company and its subsidiaries file tax returns with various state taxing authorities and those returns remain open to examination for tax years 2017 through 2021.

(15) Commitments

The following table sets forth a schedule of future minimum payments for firm transportation, drilling rig and completion services, processing, gathering and compression, and office and equipment agreements, which include leases that have a lease term in excess of one year as of December 31, 2021 (in thousands).

		Processing,
	Firm	Gathering and	Land Payment	Operating and	Imputed Interest
	Transportation	Compression	Obligations	Financing Leases	for Leases
	(a)	(b)	(c)	(d)	(d)	Total
2022	$1,042,280	52,265	1,361	456,345	178,711	1,730,962
2023	1,072,523	59,140	—	466,960	155,382	1,754,005
2024	1,045,442	59,262	—	481,688	130,723	1,717,115
2025	1,024,783	47,960	—	433,507	106,806	1,613,056
2026	1,018,812	14,783	—	404,381	85,208	1,523,184
Thereafter	6,033,138	98,596	—	1,177,581	209,301	7,518,616
Total	$11,236,978	332,006	1,361	3,420,462	866,131	15,856,938

(a)	Firm Transportation

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

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

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

The Company incurs costs associated with the delay or cancellation of drilling and completion contracts with third-party contractors. These costs are recorded in Contract termination and rig stacking and included in the statement of operations and comprehensive loss. There are no remaining payment obligations related to these delayed or cancelled drilling and completion contracts as of December 31, 2021.

(16) Contingencies

Environmental

In June 2018, the Company received a Notice of Violation (“NOV”) from the U.S. Environmental Protection Agency (“EPA”) Region III for alleged violations of the federal Clean Air Act and the West Virginia State Implementation Plan. The NOV alleges that combustion devices at these facilities did not meet applicable air permitting requirements. Separately, in June 2018, the Company received an information request from the EPA Region III pursuant to Section 114(a) of the Clean Air Act relating to the facilities that were inspected in September 2017 as well as additional Antero Resources facilities for the purpose of determining if the additional facilities have the same alleged compliance issues that were identified during the September 2017 inspections. Subsequently, the West Virginia Department of Environmental Protection (“WVDEP”) and the EPA Region V (covering Ohio facilities) each conducted its own inspections, and the Company has separately received NOVs from WVDEP and EPA Region V related to similar issues being investigated by the EPA Region III. The Company continues to negotiate with the EPA and WVDEP to resolve the issues alleged in the NOVs and the information request. The Company’s operations at these facilities are not suspended, and management does not expect these matters to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

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

Other

The Company is party to various other legal proceedings and claims in the ordinary course of its business, including, but not limited to, royalty claims. The Company believes that certain of these matters will be covered by insurance and that the outcome of other matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

(17) Related Parties

Antero Midstream Partners’ operations comprised substantially all of the operations reflected in the gathering and processing, and water handling and treatment, results through March 12, 2019. Effective March 13, 2019, Antero Resources accounts for Antero Midstream as an equity method investment. See Note 3—Deconsolidation of Antero Midstream Partners LP to the consolidated financial statements for more discussion on the Simplification Transactions.

Substantially all of Antero Midstream Partners’ and Antero Midstream’s revenues were and are derived from transactions with Antero Resources. See Note 18—Reportable Segments to the consolidated financial statements for the operating results of the Company’s reportable segments.

(18) Reportable Segments

See Note 2(t)—Summary of Significant Accounting Policies—Reportable Segments and Geographic Information to the consolidated financial statements for a description of the Company’s determination of its reportable segments. Revenues from midstream services were primarily derived from intersegment transactions for services provided to the Company’s exploration and production operations prior to the closing of the Simplification Transactions. Through March 12, 2019, Antero Resources included the results of Antero Midstream Partners in its consolidated financial statements. Effective March 13, 2019, Antero no longer consolidates the results of Antero Midstream in its results; however, the Company’s segment disclosures include the results of the Company’s unconsolidated affiliates due to their significance to the Company’s operations. See Note 3—Deconsolidation of Antero Midstream Partners LP to the consolidated financial statements for further discussion on the Simplification Transactions. Marketing revenues are primarily derived from activities to purchase and sell third-party natural gas and NGLs and to market excess firm transportation capacity to third parties.

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

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

policies for each segment are the same as the Company’s accounting policies described in Note 2—Summary of Significant Accounting Policies to the consolidated financial statements.

The operating results and assets of the Company’s reportable segments were as follows (in thousands):

	Year Ended December 31, 2019
			Equity Method	Elimination of
			Investment in	Intersegment
	Exploration		Antero	Transactions and
	and		Midstream	Unconsolidated	Consolidated
	Production	Marketing	Corporation (1)	Affiliates	Total
Sales and revenues:
Third-party	$4,107,845	292,207	50	—	4,400,102
Intersegment	5,812	—	792,538	(789,762)	8,588
Total revenue	4,113,657	292,207	792,588	(789,762)	4,408,690

Operating expenses:
Lease operating	146,990	—	162,376	(163,646)	145,720
Gathering, compression, processing, and transportation	2,257,099	—	41,013	(151,465)	2,146,647
General and administrative	160,402	—	118,113	(99,819)	178,696
Depletion, depreciation, and amortization	893,161	—	95,526	(73,820)	914,867
Impairment of oil and gas properties	1,300,444	—	—	—	1,300,444
Impairment of midstream assets	—	—	776,832	(762,050)	14,782
Other	143,762	549,814	12,093	(11,090)	694,579
Total operating expenses	4,901,858	549,814	1,205,953	(1,261,890)	5,395,735
Operating loss	$(788,201)	(257,607)	(413,365)	472,128	(987,045)
Equity in earnings of unconsolidated affiliates	$—	—	51,315	(194,531)	(143,216)
Investments in unconsolidated affiliates	$—	—	709,639	345,538	1,055,177
Segment assets	$14,121,523	20,869	6,282,878	(5,227,701)	15,197,569
Capital expenditures for segment assets	$1,369,003	—	391,990	(338,838)	1,422,155
(1)	Includes the consolidated results of Antero Midstream Partners through March 12, 2019 and results of the Company’s equity method investment in Antero Midstream effective March 13, 2019.

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2020
			Equity Method	Elimination of
			Investment in	Intersegment
	Exploration		Antero	Transactions and
	and		Midstream	Unconsolidated	Consolidated
	Production	Marketing	Corporation	Affiliates	Total
Sales and revenues:
Third-party	$3,178,330	310,572	—	—	3,488,902
Intersegment	2,797	—	900,719	(900,719)	2,797
Total revenue	3,181,127	310,572	900,719	(900,719)	3,491,699

Operating expenses:
Lease operating	98,865	—	—	—	98,865
Gathering, compression, processing, and transportation	2,530,838	—	165,386	(165,386)	2,530,838
General and administrative	134,482	—	52,213	(52,213)	134,482
Depletion, depreciation, and amortization	861,870	—	108,790	(108,790)	861,870
Impairment of oil and gas properties	223,770	—	—	—	223,770
Impairment of midstream assets	—	—	673,640	(673,640)	—
Other	125,917	469,404	18,328	(18,328)	595,321
Total operating expenses	3,975,742	469,404	1,018,357	(1,018,357)	4,445,146
Operating loss	$(794,615)	(158,832)	(117,638)	117,638	(953,447)
Equity in earnings (loss) of unconsolidated affiliates	$(62,660)	—	86,430	(86,430)	(62,660)
Investments in unconsolidated affiliates	$255,082	—	—	—	255,082
Segment assets	$13,150,845	—	5,610,912	(5,610,912)	13,150,845
Capital expenditures for segment assets	$874,357	—	196,724	(196,724)	874,357

	Year Ended December 31, 2021
			Equity Method	Elimination of
			Investment in	Intersegment
	Exploration		Antero	Transactions and
	and		Midstream	Unconsolidated	Consolidated
	Production	Marketing	Corporation	Affiliates	Total
Sales and revenues:
Third-party	$3,899,486	718,921	—	—	4,618,407
Intersegment	1,025	—	898,202	(898,202)	1,025
Total revenue	3,900,511	718,921	898,202	(898,202)	4,619,432

Operating expenses:
Lease operating	96,793	—	—	—	96,793
Gathering, compression, processing, and transportation	2,499,174	—	157,120	(157,120)	2,499,174
General and administrative	145,006	—	63,838	(63,838)	145,006
Depletion, depreciation, and amortization	742,009	—	108,790	(108,790)	742,009
Impairment of oil and gas properties	90,523	—	—	—	90,523
Other	210,369	811,698	13,127	(13,127)	1,022,067
Total operating expenses	3,783,874	811,698	342,875	(342,875)	4,595,572
Operating income (loss)	$116,637	(92,777)	555,327	(555,327)	23,860
Equity in earnings of unconsolidated affiliates	$77,085	—	90,451	(90,451)	77,085
Investments in unconsolidated affiliates	$232,399	—	696,009	(696,009)	232,399
Segment assets	$13,864,402	32,126	5,544,001	(5,544,001)	13,896,528
Capital expenditures for segment assets	$715,936	—	232,825	(232,825)	715,936

(19) Subsidiary Guarantors

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

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

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

The tables set forth below present summarized financial information of Antero, as parent, and its guarantor subsidiaries (in thousands). The Company’s wholly owned subsidiaries are not restricted from making distributions to the Company.

Balance Sheet

December 31, 2021
Accounts receivable, non-guarantor subsidiaries	$—
Accounts receivable, related parties	—
Other current assets	633,014
Total current assets	633,014
Noncurrent assets	12,480,350
Total assets	$13,113,364

Accounts payable, non-guarantor subsidiaries	$—
Accounts payable, related parties	76,240
Other current liabilities	1,961,041
Total current liabilities	2,037,281
Noncurrent liabilities	5,737,999
Total liabilities	$7,775,280

Statement of Operations

Year Ended
December 31, 2021
Revenues	$4,545,912
Operating expenses	4,561,383
Loss from operations	(15,471)
Net loss and comprehensive loss including noncontrolling interests	(186,899)
Net loss and comprehensive loss attributable to Antero Resources Corporation	$(186,899)

(20) Supplemental Information on Oil and Gas Producing Activities (Unaudited)

The following tables set forth supplemental information regarding the Company’s consolidated oil and gas producing activities (in thousands). The amounts shown include the Company’s net working interests in all of its oil and gas properties.

(a)	Capitalized Costs Relating to Oil and Gas Producing Activities

	Year Ended December 31,
	2020	2021
Proved properties	$12,260,713	12,646,303
Unproved properties	1,175,178	1,042,118
Total oil and gas properties	13,435,891	13,688,421
Accumulated depletion	(3,818,279)	(4,229,300)
Net capitalized costs	$9,617,612	9,459,121

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(b)	Costs Incurred in Certain Oil and Gas Activities

	Year Ended December 31,
	2019	2020	2021
Acquisition costs:
Proved property	$—	—	—
Unproved property	88,682	45,129	79,138
Development costs	1,104,336	823,271	581,352
Exploration costs	149,782	2,993	19,822
Total costs incurred	$1,342,800	871,393	680,312

(c)	Results of Operations for Oil and Gas Producing Activities

	Year Ended December 31,
	2019	2020	2021
Revenues	$3,643,873	3,083,905	5,790,759
Operating expenses:
Production expenses	2,417,509	2,736,478	2,793,877
Exploration expenses	884	1,083	1,164
Depletion	884,350	854,331	735,687
Impairment of unproved properties	1,300,444	223,770	90,523
Results of operations before income tax (expense) benefit	(959,314)	(731,757)	2,169,508
Income tax (expense) benefit	224,511	(176,061)	520,168
Results of operations	$(734,803)	(907,818)	2,689,676

(d)	Oil and Gas Reserves

Net proved oil and gas reserves for the years ended December 31, 2019, 2020 and 2021 were prepared by the Company’s reserve engineers and audited by DeGolyer and MacNaughton (“D&M”) utilizing data compiled by the Company. There are many uncertainties inherent in estimating proved reserve quantities, and projecting future production rates and timing of future development costs. In addition, reserve estimates of new discoveries are more imprecise than those of properties with a production history. Accordingly, these estimates are subject to change as additional information becomes available. All reserves are located in the United States.

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

Proved undeveloped reserves include drilling locations that are more than one offset location away from productive wells and are reasonably certain of containing proved reserves and which are scheduled to be drilled within five years under the Company’s development plans. The Company’s development plans for drilling scheduled over the next five years are subject to many uncertainties and variables, including availability of capital, future commodity prices, net cash provided by operating activities, future drilling and completion costs, and other economic factors.

The tables below set forth the changes in quantities of proved reserves and net quantities of proved developed and proved undeveloped reserves for the periods indicated. This information includes the Company’s royalty and net working interest share of the reserves in oil and gas properties.

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

			Oil and
	Natural Gas	NGLs	Condensate	Equivalents
	(Bcf)	(MMBbl)	(MMBbl)	(Bcfe)
Proved reserves:
December 31, 2018	11,425	1,052	46	18,011
Revisions	(1,735)	25	(11)	(1,648)
Extensions, discoveries and other additions	2,626	169	11	3,705
Production	(822)	(55)	(4)	(1,175)
December 31, 2019	11,494	1,191	42	18,893
Revisions	(1,280)	65	(8)	(940)
Extensions, discoveries and other additions	799	48	3	1,105
Production	(875)	(68)	(4)	(1,310)
Sales	(113)	—	—	(113)
December 31, 2020 (1)	10,025	1,236	33	17,635
Revisions	993	77	6	1,486
Extensions, discoveries and other additions	349	18	2	472
Production	(826)	(58)	(4)	(1,194)
Sales	(337)	(54)	(1)	(670)
December 31, 2021 (1)	10,204	1,219	36	17,729
(1)	Proved reserves for the noncontrolling interest in Martica as of December 31, 2020 were 254 Bcfe, which consists of 159 Bcf of natural gas, 15 MMBbl of NGLs and 0.5 MMBbl of oil and condensate. Proved reserves for the noncontrolling interest in Martica as of December 31, 2021 were 167 Bcfe, which consists of 101 Bcf of natural gas, 11 MMBbl of NGLs and 0.4 MMBbl of oil and condensate.

			Oil and
	Natural Gas	NGLs	Condensate	Equivalents
	(Bcf)	(MMBbl)	(MMBbl)	(Bcfe)
Proved developed reserves:
December 31, 2019	7,229	731	21	11,740
December 31, 2020 (1)	6,901	810	19	11,873
December 31, 2021 (1)	7,395	876	17	12,753
Proved undeveloped reserves:
December 31, 2019	4,265	460	21	7,153
December 31, 2020 (2)	3,124	426	14	5,762
December 31, 2021 (2)	2,809	343	19	4,976
(1)	Proved developed reserves for the noncontrolling interest in Martica as of December 31, 2020 were 181 Bcfe, which consists of 110 Bcf of natural gas, 11 MMBbl of NGLs and 0.3 MMBbl of oil and condensate. Proved developed reserves for the noncontrolling interest in Martica as of December 31, 2021 were 133 Bcfe, which consists of 78 Bcf of natural gas, 9 MMBbl of NGLs and 0.2 MMBbl of oil and condensate.
(2)	Proved undeveloped reserves for the noncontrolling interest in Martica as of December 31, 2020 were 73 Bcfe, which consists of 49 Bcf of natural gas, 4 MMBbl of NGLs and 0.2 MMBbl of oil and condensate. Proved undeveloped reserves for the noncontrolling interest in Martica as of December 31, 2021 were 34 Bcfe, which consists of 23 Bcf of natural gas, 2 MMBbl of NGLs and 0.2 MMBbl of oil and condensate.

Significant changes in proved reserves for the years ended December 31, 2019, 2020 and 2021 include the following:

Year Ended December 31, 2019 Proved Reserve Changes

●	Extensions, discoveries, and other additions of 3,705 Bcfe resulted from delineation and development drilling in the Appalachian Basin.
●	Net downward revisions of 1,648 Bcfe include:
●	Upward revisions of 63 Bcfe related to well performance.
●	Net downward revisions of 1,705 Bcfe related to optimization to the Company’s five-year development plan. This figure includes upward revisions of 595 Bcfe for previously proved undeveloped properties reclassified from non-proved properties due to their addition to the Company’s five-year development plan, and downward revisions of 2,300 Bcfe for locations that were not developed within five years of initial booking as proved reserves.

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

●	Downward revisions of 157 Bcfe were due to increases in prices for natural gas, NGLs and oil.
●	Upward revisions of 315 Bcfe are due to an increase in the Company’s assumed future ethane recovery.
●	Downward revisions of 164 Bcfe are due to the deconsolidation of Antero Midstream Partners. Deconsolidation of Antero Midstream Partners resulted in Antero Resources recording the full fees paid to Antero Midstream Partners for services rendered and no longer including future capital expenditures associated with Antero Midstream Partners’ assets in future development costs. Prior to deconsolidation, Antero Resources’ consolidated reserves included the elimination of full fees paid by Antero Resources to Antero Midstream Partners and the inclusion of the operating costs and capital incurred by Antero Midstream Partners.

Year Ended December 31, 2020 Proved Reserve Changes

●	Extensions, discoveries, and other additions of 1,105 Bcfe resulted from delineation and development drilling in the Appalachian Basin.
●	Net downward revisions of 940 Bcfe include:
●	Net downward revision of 1,126 Bcfe due to decreases in prices for natural gas, NGLs and oil.
●	Net downward revision of 922 Bcfe for locations that were not developed within five years of initial booking as proved reserves.
●	Upward revisions of 485 Bcfe are due to an increase in the Company’s assumed future ethane recovery.
●	Net upward revision of 132 Bcfe due to schedule optimization primarily driven by previously proved undeveloped properties reclassified from non-proved to proved undeveloped.
●	Net upward performance revisions of 491 Bcfe.
●	Sales of reserves of 113 Bcfe related to the VPP.

Year Ended December 31, 2021 Proved Reserve Changes

●	Extensions, discoveries, and other additions of 472 Bcfe resulted from delineation and development drilling in the Appalachian Basin.
●	Net upward revisions of 1,486 Bcfe include:
●	Upward revisions of 149 Bcfe due to increases in prices for natural gas, NGLs and oil.
●	Upward revisions of 121 Bcfe are due to an increase in the Company’s assumed future ethane recovery.
●	Net upward performance revisions of 565 Bcfe.
●	Net upward revision of 651 Bcfe related to optimization to the Company’s five-year development plan. This figure includes upward revisions of 1,475 Bcfe for previously proved undeveloped properties reclassified from non-proved properties due to their addition to the Company’s five-year development plan, and downward revisions of 824 Bcfe for locations that were not developed within five years of initial booking as proved reserves.
●	Sales of reserves of 670 Bcfe related to the drilling partnership.

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(e)	Standardized Measure of Discounted Future Net Cash Flow

The standardized measure relating to proved oil and reserves was prepared in accordance with the provisions of ASC 932. Future cash inflows were computed by applying historical 12 month unweighted first day of the month average prices. Future prices actually received may materially differ from current prices or the prices used in the standardized measure.

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

The following table sets forth the Standardized Measure of the discounted future net cash flows attributable to the Company’s proved reserves (in millions):

	Year Ended December 31,
	2019	2020	2021
Future cash inflows	$54,228	37,845	74,622
Future production costs	(36,524)	(32,202)	(34,665)
Future development costs	(2,772)	(1,685)	(1,704)
Future net cash flows before income tax	14,932	3,958	38,253
Future income tax expense (1)	(1,639)	—	(7,813)
Future net cash flows	13,293	3,958	30,440
10% annual discount for estimated timing of cash flows	(7,824)	(2,748)	(17,007)
Standardized measure of discounted future net cash flows (2)	$5,469	1,210	13,433
(1)	Based on the 12-month average of the first-day-of-the-month prices used in the computation of PV-10 as of December 31, 2020, the future taxable net income generated over the life of the Company’s proved reserves was expected to be less than its NOL carryforward deductions and therefore, under the standardized measure, there was no deduction for federal or state income taxes.
(2)	The standardized measure of discounted future net cash flows for the noncontrolling interest in Martica was $359 million and $501 million for the years ended December 31, 2020 and 2021, respectively.

The Company used the following 12-month weighted average prices to estimate its total equivalent reserves (per Mcfe):

	Year Ended December 31,
	2019	2020	2021
12-month weighted average price	$2.87	2.15	4.21

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(f)	Changes in Standardized Measure of Discounted Future Net Cash Flow

The changes in the Standardized Measure relating to proved oil and natural gas reserves, which were prepared in accordance with the provisions of ASC 932, are as follows (in millions):

	Year Ended December 31,
	2019	2020	2021
Sales of oil and gas, net of productions costs	$(1,116)	(347)	(2,917)
Net changes in prices and production costs (1)	(6,729)	(5,455)	14,099
Development costs incurred during the period	758	704	454
Net changes in future development costs (2)	(92)	249	(117)
Extensions, discoveries and other additions	782	31	504
Divestitures	—	(174)	(125)
Revisions of previous quantity estimates	(1,011)	(379)	2,543
Accretion of discount	1,259	607	121
Net change in income taxes	1,513	598	(3,115)
Changes in timing and other	(373)	(93)	776
Net increase (decrease)	(5,009)	(4,259)	12,223
Beginning of year	10,478	5,469	1,210
End of year (3)	$5,469	1,210	13,433
(1)	Includes $3.3 billion in increased production costs due to the deconsolidation of Antero Midstream Partners for the year ended December 31, 2019.
(2)	Includes $185 million in increased future development costs due to the deconsolidation of Antero Midstream Partners for the year ended December 31, 2019.
(3)	The standardized measure for the noncontrolling interest in Martica was $359 million and $501 million for the years ended December 31, 2020 and 2021, respectively.