Form 10-Q
period 2022-03-31
ANTERO RESOURCES Corp
filed 2022-04-27
CIK 1433270

Fee

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The registrant had 311,085,147 shares of common stock outstanding as of April 22, 2022.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements, although not all forward-looking statements contain such identifying words. When considering these forward-looking statements, investors should keep in mind the risk factors and other cautionary statements in this Quarterly Report on Form 10-Q. These forward-looking statements are based on management’s current beliefs, based on currently available information, as to the outcome and timing of future events. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

●	our ability to execute our business strategy;
●	our production and oil and gas reserves;
●	our financial strategy, liquidity and capital required for our development program;
●	our ability to obtain debt or equity financing on satisfactory terms to fund additional acquisitions, expansion projects, working capital requirements and the repayment or refinancing of indebtedness;
●	ability to execute our share repurchase program;
●	natural gas, natural gas liquids (“NGLs”) and oil prices;
●	impacts of geopolitical events and world health events, including the coronavirus (“COVID-19”) pandemic;
●	timing and amount of future production of natural gas, NGLs and oil;
●	our hedging strategy and results;
●	our ability to meet minimum volume commitments and to utilize or monetize our firm transportation commitments;
●	our future drilling plans;
●	our projected well costs, including with respect to water handling services provided by Antero Midstream Corporation (“Antero Midstream”);
●	competition;
●	government regulations and changes in laws;
●	pending legal or environmental matters;
●	marketing of natural gas, NGLs and oil;
●	leasehold or business acquisitions;
●	costs of developing our properties;
●	operations of Antero Midstream;
●	our ability to achieve our greenhouse gas reduction targets and the costs associated therewith;
●	general economic conditions;
●	credit markets;

●	uncertainty regarding our future operating results; and
●	our other plans, objectives, expectations and intentions contained in this Quarterly Report on Form 10-Q.

We caution investors that these forward-looking statements are subject to all of the risks and uncertainties incidental to our business, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, commodity price volatility, inflation, availability of drilling, completion and production equipment and services, environmental risks, drilling and completion and other operating risks, marketing and transportation risks, regulatory changes or changes in law, the uncertainty inherent in estimating natural gas, NGLs and oil reserves and in projecting future rates of production, cash flows and access to capital, the timing of development expenditures, conflicts of interest among our stockholders, impacts of world health events (including the COVID-19 pandemic), cybersecurity risks, the state of markets for, and availability of, verified quality carbon offsets and the other risks described or referenced under the heading “Item 1A. Risk Factors” herein, including the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”), which is on file with the Securities and Exchange Commission (“SEC”).

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

PART I—FINANCIAL INFORMATION

ANTERO RESOURCES CORPORATION

Condensed Consolidated Balance Sheets

(In thousands)

		(Unaudited)
	December 31,	March 31,
	2021	2022
Assets
Current assets:
Accounts receivable	$78,998	45,755
Accrued revenue	591,442	660,884
Derivative instruments	757	263
Other current assets	14,922	17,874
Total current assets	686,119	724,776
Property and equipment:
Oil and gas properties, at cost (successful efforts method):
Unproved properties	1,042,118	1,001,420
Proved properties	12,646,303	12,786,692
Gathering systems and facilities	5,802	5,802
Other property and equipment	116,522	123,824
	13,810,745	13,917,738
Less accumulated depletion, depreciation, and amortization	(4,283,700)	(4,384,971)
Property and equipment, net	9,527,045	9,532,767
Operating leases right-of-use assets	3,419,912	3,285,337
Derivative instruments	14,369	10,516
Investment in unconsolidated affiliate	232,399	234,390
Other assets	16,684	15,714
Total assets	$13,896,528	13,803,500

Liabilities and Equity
Current liabilities:
Accounts payable	$24,819	67,769
Accounts payable, related parties	76,240	73,259
Accrued liabilities	457,244	341,692
Revenue distributions payable	444,873	408,347
Derivative instruments	559,851	1,152,299
Short-term lease liabilities	456,347	455,723
Deferred revenue, VPP	37,603	35,864
Other current liabilities	11,140	16,099
Total current liabilities	2,068,117	2,551,052
Long-term liabilities:
Long-term debt	2,125,444	1,959,944
Deferred income tax liability, net	318,126	254,633
Derivative instruments	181,806	311,005
Long-term lease liabilities	2,964,115	2,830,175
Deferred revenue, VPP	118,366	110,832
Other liabilities	54,462	57,175
Total liabilities	7,830,436	8,074,816
Commitments and contingencies
Equity:
Stockholders' equity:
Preferred stock, $0.01 par value; authorized - 50,000 shares; none issued	—	—
Common stock, $0.01 par value; authorized - 1,000,000 shares; 313,930 shares and 311,020 shares issued and outstanding as of December 31, 2021 and March 31, 2022, respectively	3,139	3,110
Additional paid-in capital	6,371,398	6,266,506
Accumulated deficit	(617,377)	(795,830)
Total stockholders' equity	5,757,160	5,473,786
Noncontrolling interests	308,932	254,898
Total equity	6,066,092	5,728,684
Total liabilities and equity	$13,896,528	13,803,500

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2022
Revenue and other:
Natural gas sales	$720,369	995,792
Natural gas liquids sales	440,319	660,305
Oil sales	44,686	63,294
Commodity derivative fair value losses	(177,756)	(1,011,380)
Marketing	164,790	69,038
Amortization of deferred revenue, VPP	11,150	9,272
Other income	640	519
Total revenue	1,204,198	786,840
Operating expenses:
Lease operating	24,547	17,780
Gathering, compression, processing, and transportation	605,077	590,278
Production and ad valorem taxes	44,697	52,808
Marketing	162,077	98,896
Exploration	219	898
General and administrative (including equity-based compensation expense of $5,642 and $4,649 in 2021 and 2022, respectively)	44,074	35,691
Depletion, depreciation, and amortization	194,026	168,388
Impairment of oil and gas properties	34,062	22,462
Accretion of asset retirement obligations	788	2,444
Contract termination	91	8
Loss on sale of assets	—	1,786
Total operating expenses	1,109,658	991,439
Operating income (loss)	94,540	(204,599)
Other income (expense):
Interest expense, net	(42,743)	(37,713)
Equity in earnings of unconsolidated affiliate	18,694	25,178
Loss on early extinguishment of debt	(43,204)	(10,654)
Loss on convertible note equitization	(39,046)	—
Transaction expense	(2,291)	—
Total other expense	(108,590)	(23,189)
Loss before income taxes	(14,050)	(227,788)
Income tax benefit	2,946	53,092
Net loss and comprehensive loss including noncontrolling interests	(11,104)	(174,696)
Less: net income (loss) and comprehensive income (loss) attributable to noncontrolling interests	4,395	(18,277)
Net loss and comprehensive loss attributable to Antero Resources Corporation	$(15,499)	(156,419)

Loss per share—basic	$(0.05)	(0.50)
Loss per share—diluted	$(0.05)	(0.50)

Weighted average number of shares outstanding:
Basic	296,746	314,081
Diluted	296,746	314,081

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands)

			Additional
	Common Stock		Paid-in	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Interests	Equity
Balances, December 31, 2020	268,672	$2,686	6,195,497	(430,478)	322,566	6,090,271
Issuance of common shares	31,388	314	238,551	—	—	238,865
Issuance of common units in Martica Holdings, LLC	—	—	—	—	51,000	51,000
Equity component of 2026 Convertible Notes, net	—	—	(116,381)	—	—	(116,381)
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	1,130	11	(5,656)	—	—	(5,645)
Distributions to noncontrolling interest	—	—	—	—	(24,699)	(24,699)
Equity-based compensation	—	—	5,642	—	—	5,642
Net income (loss) and comprehensive income (loss)	—	—	—	(15,499)	4,395	(11,104)
Balances, March 31, 2021	301,190	3,011	6,317,653	(445,977)	353,262	6,227,949

Balances, December 31, 2021	313,930	$3,139	6,371,398	(617,377)	308,932	6,066,092
Equity component of 2026 Convertible Notes, net	—	—	(24,411)	3,229	—	(21,182)
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	780	8	(10,385)	—	—	(10,377)
Distributions to noncontrolling interest	—	—	—	—	(35,757)	(35,757)
Repurchases and retirements of common stock	(3,690)	(37)	(74,745)	(25,263)	—	(100,045)
Equity-based compensation	—	—	4,649	—	—	4,649
Net loss and comprehensive loss	—	—	—	(156,419)	(18,277)	(174,696)
Balances, March 31, 2022	311,020	$3,110	6,266,506	(795,830)	254,898	5,728,684

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2021	2022
Cash flows provided by (used in) operating activities:
Net loss including noncontrolling interests	$(11,104)	(174,696)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation, amortization, and accretion	194,814	170,832
Impairments	34,062	22,462
Commodity derivative fair value losses	177,756	1,011,380
Gains (losses) on settled commodity derivatives	5,322	(285,386)
Deferred income tax benefit	(2,946)	(57,383)
Equity-based compensation expense	5,642	4,649
Equity in earnings of unconsolidated affiliate	(18,694)	(25,178)
Dividends of earnings from unconsolidated affiliate	42,756	31,285
Amortization of deferred revenue	(11,150)	(9,272)
Amortization of debt issuance costs, debt discount and debt premium	4,536	1,451
Settlement of asset retirement obligations	—	(886)
Loss on sale of assets	—	1,786
Loss on early extinguishment of debt	43,204	10,654
Loss on convertible note equitizations	39,046	—
Changes in current assets and liabilities:
Accounts receivable	(7,200)	33,244
Accrued revenue	(21,199)	(69,442)
Other current assets	3,593	(2,952)
Accounts payable including related parties	16,527	37,664
Accrued liabilities	(17,779)	(94,456)
Revenue distributions payable	84,296	(36,526)
Other current liabilities	2,249	(3,557)
Net cash provided by operating activities	563,731	565,673
Cash flows provided by (used in) investing activities:
Additions to unproved properties	(14,691)	(23,789)
Drilling and completion costs	(105,131)	(184,557)
Additions to other property and equipment	(3,336)	(7,530)
Proceeds from asset sales	—	195
Change in other assets	262	564
Change in other liabilities	(79)	—
Net cash used in investing activities	(122,975)	(215,117)
Cash flows provided by (used in) financing activities:
Repurchases of common stock	—	(100,045)
Issuance of senior notes	1,200,000	—
Repayment of senior notes	(660,516)	(591,943)
Borrowings (repayments) on bank credit facilities, net	(873,800)	387,700
Payment of debt issuance costs	(15,370)	—
Distributions to noncontrolling interests in Martica Holdings LLC	(24,699)	(35,757)
Employee tax withholding for settlement of equity compensation awards	(5,645)	(10,377)
Convertible note equitizations	(60,461)	—
Other	(265)	(134)
Net cash used in financing activities	(440,756)	(350,556)
Net increase in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	—

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$35,097	80,454
Increase (decrease) in accounts payable and accrued liabilities for additions to property and equipment	$35,882	(14,449)

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

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial information and should be read in the context of the Company’s December 31, 2021 consolidated financial statements and notes thereto for a more complete understanding of the Company’s operations, financial position and accounting policies. The Company’s December 31, 2021 consolidated financial statements were included in Antero Resources’ 2021 Annual Report on Form 10-K, which was filed with the SEC.

These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, and, accordingly, do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of December 31, 2021 and March 31, 2022 and its results of operations and cash flows for the three months ended March 31, 2021 and 2022. The Company has no items of other comprehensive income or loss; therefore, its net income or loss is equal to its comprehensive income or loss. Operating results for the period ended March 31, 2022 are not necessarily indicative of the results that may be expected for the full year because of the impact of fluctuations in prices received for natural gas, NGLs and oil, natural production declines, the uncertainty of exploration and development drilling results, fluctuations in the fair value of derivative instruments, the impacts of COVID-19 and other factors.

(b)	Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Antero Resources Corporation, its wholly owned subsidiaries and its variable interest entity (“VIE”), Martica Holdings LLC, (“Martica”), for which the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in the Company’s unaudited condensed consolidated financial statements.

(c)	Cash and Cash Equivalents

The Company considers all liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these instruments. From time to time, the Company may be in the position of a “book overdraft” in which outstanding checks exceed cash and cash equivalents. The Company classifies book overdrafts in accounts payable and revenue distributions payable within its condensed consolidated balance sheets, and classifies the change in accounts payable associated with book overdrafts as an operating activity within its unaudited condensed consolidated statements of cash flows. As of December 31, 2021, the book overdrafts included within accounts payable and revenue distributions payable were $5 million and $52 million, respectively. As of March 31, 2022, the book overdrafts included within accounts payable and revenue distributions payable were $47 million and $41 million, respectively.

(d)	Earnings (Loss) Per Common Share

Earnings (loss) per common share—basic for each period is computed by dividing net income (loss) attributable to Antero by the basic weighted average number of shares outstanding during the period. Earnings (loss) per common share—diluted for each period is computed after giving consideration to the potential dilution from outstanding equity awards and shares of common stock issuable upon conversion of the 2026 Convertible Notes (as defined below in Note 7—Long-Term Debt). The Company includes restricted stock unit (“RSU”) awards, performance share unit (“PSU”) awards and stock options in the calculation of diluted weighted average shares outstanding based on the number of common shares that would be issuable if the end of the period was also the end of

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

the performance period required for the vesting of the awards. The potential dilutive effect of the 2026 Convertible Notes is calculated using the (i) treasury stock method for the three months ended March 31, 2021 as a result of the Company’s intent to settle the principal amount of such convertible notes in cash upon conversion, and (ii) if-converted method for the three months ended March 31, 2022, as a result of the partial equitizations of the 2026 Convertible Notes during 2021. See Note 7—Long-Term Debt for further discussion on the equitization transactions. During periods in which the Company incurs a net loss, diluted weighted average shares outstanding are equal to basic weighted average shares outstanding because the effects of all equity awards and the 2026 Convertible Notes are anti-dilutive.

The following is a reconciliation of the Company’s basic weighted average shares outstanding to diluted weighted average shares outstanding during the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2022
Basic weighted average number of shares outstanding	296,746	314,081
Add: Dilutive effect of RSUs	—	—
Add: Dilutive effect of PSUs	—	—
Add: Dilutive effect of outstanding stock options	—	—
Add: Dilutive effect of 2026 Convertible Notes	—	—
Diluted weighted average number of shares outstanding	296,746	314,081

Weighted average number of outstanding securities excluded from calculation of diluted earnings per common share (1):
RSUs	6,455	4,878
PSUs	1,863	3,443
Outstanding stock options	427	351
2026 Convertible Notes	15,307	18,778
(1)	The potential dilutive effects of these awards were excluded from the computation of diluted earnings (loss) per common share because the inclusion of these awards would have been anti-dilutive.

(e)	Recently Issued Accounting Standard

Convertible Debt Instruments

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which eliminates the cash conversion model in Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and Other Options, that required separate accounting for conversion features, and instead, allows the debt instrument and conversion features to be accounted for as a single debt instrument. It is effective for interim and annual reporting periods beginning after December 31, 2021. The Company adopted the standard effective January 1, 2022 under the modified retrospective transition method, which impacts only the debt instruments outstanding on the adoption date.

Upon adoption of this new standard, the Company reclassified $24 million, net of deferred income taxes and equity issuance costs, from additional paid-in capital and increased long-term debt by $27 million, reduced deferred income tax liability by $6 million and reduced accumulated deficit by $3 million as of January 1, 2022. Additionally, annual interest expense for the 2026 Convertible Notes beginning January 1, 2022 is based on an effective interest rate of 4.9% as compared to 15.1% for the three months ended March 31, 2021.

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

(b)	Drilling Partnership

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

Under the terms of the arrangement, QL funded 20% of development capital for wells spud in 2021, is expected to fund 15% in 2022 and between 15% and 20% of development capital spending for wells spud on an annual basis in 2023 and 2024, which funding amounts represent QL’s proportionate working interest in such wells. Additionally, Antero Resources may receive a carry in the form of a one-time payment from QL for each annual tranche if the IRR for such tranche exceeds certain specified returns, which will be determined no earlier than October 31 and no later than December 1 following the end of each tranche year. All of the wells spud during each calendar year period will be a separate annual tranche. Capital costs in excess of, and cost savings below, a specified percentage of budgeted amounts for each annual tranche will be for Antero Resources’ account.

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

The Company has accounted for the drilling partnership as a conveyance under ASC 932 and such conveyances are recorded in the unaudited condensed consolidated financial statements as QL obtains its proportionate working interest in each well. No gain or loss was recognized for the interests conveyed during the three months ended March 31, 2021 and 2022.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(4) Revenue

(a)	Disaggregation of Revenue

The table set forth below presents revenue disaggregated by type and reportable segment to which it relates (in thousands). See Note 16—Reportable Segments to the unaudited condensed financial statements for more information on reportable segments.

	Three Months Ended March 31,
	2021	2022	Reportable Segment
Revenues from contracts with customers:
Natural gas sales	$720,369	995,792	Exploration and production
Natural gas liquids sales (ethane)	36,110	67,063	Exploration and production
Natural gas liquids sales (C3+ NGLs)	404,209	593,242	Exploration and production
Oil sales	44,686	63,294	Exploration and production
Marketing	164,790	69,038	Marketing
Total revenue from contracts with customers	1,370,164	1,788,429
Loss from derivatives, deferred revenue and other sources, net	(165,966)	(1,001,589)
Total revenue	$1,204,198	786,840

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

(c) Contract Balances

Under the Company’s sales contracts, the Company invoices customers after its performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company’s contracts do not give rise to contract assets or liabilities. As of December 31, 2021 and March 31, 2022, the Company’s receivables from contracts with customers were $591 million and $661 million, respectively.

(5) Equity Method Investment

(a)	Summary of Equity Method Investment

As of March 31, 2022, Antero owned approximately 29.1% of Antero Midstream Corporation’s (“Antero Midstream”) common stock, which is reflected in Antero’s unaudited condensed consolidated financial statements using the equity method of accounting.

The following table sets forth a reconciliation of Antero’s investment in unconsolidated affiliate (in thousands):

Balance as of December 31, 2021 (1)	$232,399
Equity in earnings of unconsolidated affiliate	25,178
Dividends from unconsolidated affiliate	(31,285)
Elimination of intercompany profit	8,098
Balance as of March 31, 2022 (1)	$234,390
(1)	The fair value of the Company’s investment in Antero Midstream as of December 31, 2021 and March 31, 2022 was $1.3 billion and $1.5 billion, respectively, based on the quoted market share price of Antero Midstream.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(b)	Summarized Financial Information of Antero Midstream

The tables set forth below present summarized financial information of Antero Midstream (in thousands):

Balance Sheet

		(Unaudited)
	December 31,	March 31,
	2021	2022
Current assets	$83,804	80,290
Noncurrent assets	5,460,197	5,500,304
Total assets	$5,544,001	5,580,594

Current liabilities	$114,009	139,129
Noncurrent liabilities	3,143,294	3,181,511
Stockholders' equity	2,286,698	2,259,954
Total liabilities and stockholders' equity	$5,544,001	5,580,594

Statement of Operations

	Three Months Ended March 31,
	2021	2022
Revenues	$224,121	218,491
Operating expenses	90,534	89,337
Income from operations	133,587	129,154
Net income	$83,441	80,040

(6) Accrued Liabilities

Accrued liabilities consisted of the following items (in thousands):

		(Unaudited)
	December 31,	March 31,
	2021	2022
Capital expenditures	$46,983	34,576
Gathering, compression, processing, and transportation expenses	164,900	160,707
Marketing expenses	50,589	35,054
Interest expense, net	65,093	21,284
Accrued production and ad valorem taxes	44,298	26,882
Derivative settlements payable	35,202	28,743
Accrued general and administrative expense	27,740	17,732
Other	22,439	16,714
Total accrued liabilities	$457,244	341,692

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(7) Long-Term Debt

Long-term debt consisted of the following items (in thousands):

		(Unaudited)
	December 31,	March 31,
	2021	2022
Credit Facility (a)	$—	387,700
5.00% senior notes due 2025 (d)	584,635	—
8.375% senior notes due 2026 (e)	325,000	325,000
7.625% senior notes due 2029 (f)	584,000	584,000
5.375% senior notes due 2030 (g)	600,000	600,000
4.25% convertible senior notes due 2026 (h)	81,570	81,570
Total principal	2,175,205	1,978,270
Unamortized discount, net	(27,772)	—
Unamortized debt issuance costs	(21,989)	(18,326)
Long-term debt	$2,125,444	1,959,944

(a)	Senior Secured Revolving Credit Facility

Antero Resources has a senior secured revolving credit facility with a consortium of bank lenders. On October 26, 2021, Antero Resources entered into an amended and restated senior secured revolving credit facility (the “Credit Facility”). As of December 31, 2021 and March 31, 2022, the Credit Facility had a borrowing base of $3.5 billion and lender commitments of $1.5 billion. The borrowing base was re-affirmed in the semi-annual redetermination in April 2022. The maturity date of the Credit Facility is the earlier of (i) October 26, 2026 and (ii) the date that is 180 days prior to the earliest stated redemption date of any series of the Company’s then outstanding senior notes. As of March 31, 2022, the Credit Facility had an available borrowing capacity of $581 million.

The Credit Facility contains requirements with respect to leverage and current ratios, and certain covenants, including restrictions on our ability to incur debt and limitations on our ability to pay dividends unless certain customary conditions are met, in each case, subject to customary carve-outs and exceptions. Antero Resources was in compliance with all of the financial covenants under the Credit Facility as of December 31, 2021 and March 31, 2022.

The senior secured revolving credit facility agreement in effect prior to October 26, 2021 provided for borrowing under either an Alternate Base Rate or as a Eurodollar Loan (as each term is defined in the agreement), and the Credit Facility provides for borrowing at either an Adjusted Term Secured Overnight Financing Rate (“SOFR”), an Adjusted Daily Simple SOFR or an Alternate Base Rate (each as defined in the Credit Facility). The Credit Facility provides for interest only payments until maturity at which time all outstanding borrowings are due. Interest was payable at a variable rate based on LIBOR or the Alternative Base Rate (as defined in the agreement), determined by election at the time of borrowing, plus an applicable margin rate under the senior secured revolving credit facility agreement in effect prior to October 26, 2021. Interest is payable at a variable rate based on SOFR or the Alternate Base Rate, determined by election at the time of borrowing, plus an applicable margin rate under the Credit Facility. Interest at the time of borrowing is determined with reference to the Antero Resources’ then-current leverage ratio subject to certain exceptions. Commitment fees on the unused portion of the Credit Facility are due quarterly at rates ranging from 0.375% to 0.500% with respect to the Credit Facility, determined with reference to borrowing base utilization, subject to certain exceptions based on the leverage ratio then in effect. The Credit Facility includes fall away covenants, lower interest rates and reduced collateral requirements that Antero Resources may elect if Antero Resources is assigned an Investment Grade Rating (as defined in the Credit Facility).

As of December 31, 2021, Antero Resources had no borrowings under the Credit Facility and outstanding letters of credit of $531 million. As of March 31, 2022, Antero Resources had an outstanding balance under the Credit Facility of $388 million, with a weighted average interest rate of 2.73%, and had outstanding letters of credit of $531 million.

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

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

On December 21, 2016, Antero Resources issued $600 million of 5.00% senior notes due March 1, 2025 (the “2025 Notes”) at par . The Company repurchased or otherwise fully redeemed all of the 2025 Notes between 2020 and the first quarter of 2022. Interest on the 2025 Notes was payable on March 1 and September 1 of each year. See “—Debt Repurchase Program” below for further details on 2025 Notes repurchases and redemption.

(e)	8.375% Senior Notes Due 2026

On January 4, 2021, Antero Resources issued $500 million of 8.375% senior notes due July 15, 2026 (the “2026 Notes”) at par. The Company redeemed $175 million of the 2026 Notes on July 1, 2021, and as of March 31, 2022, $325 million principal amount of the 2026 Notes remained outstanding. See “—Debt Repurchase Program” below for further details on the 2026 Notes redemption. The 2026 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2026 Notes rank pari passu to Antero Resources’ other outstanding senior notes. The 2026 Notes are guaranteed on a full and unconditional and joint and several senior unsecured basis by Antero Resources’ existing subsidiaries that guarantee the Credit Facility and certain of its future restricted subsidiaries. Interest on the 2026 Notes is payable on January 15 and July 15 of each year. Antero Resources may redeem all or part of the 2026 Notes at any time on or after January 15, 2024 at redemption prices ranging from 104.188% on or after January 15, 2024 to 100.00% on or after January 15, 2026. At any time prior to January 15, 2024, Antero Resources may also redeem the 2026 Notes, in whole or in part, at a price equal to 100% of the principal amount of the 2026 Notes plus a “make-whole” premium and accrued and unpaid interest. If Antero Resources undergoes a change of control followed by a rating decline, the holders of the 2026 Notes will have the right to require Antero Resources to repurchase all or a portion of the notes at a price equal to 101% of the principal amount of the 2026 Notes, plus accrued and unpaid interest.

(f)	7.625% Senior Notes Due 2029

On January 26, 2021, Antero Resources issued $700 million of 7.625% senior notes due February 1, 2029 (the “2029 Notes”) at par. The Company redeemed $116 million of the 2029 Notes during the fourth quarter of 2021, and as of March 31, 2022, $584 million principal amount of the 2029 Notes remained outstanding. See “—Debt Repurchase Program” below for further details on the 2029 Notes redemption. The 2029 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2029 Notes rank pari passu to Antero Resources’ other outstanding senior notes. The 2029 Notes are guaranteed on a full and unconditional and joint and several senior unsecured basis by Antero Resources’ existing subsidiaries that guarantee the Credit Facility and certain of its future restricted subsidiaries. Interest on the 2029 Notes is payable on February 1 and August 1 of each year. Antero Resources may redeem all or part of the 2029 Notes at any time on or after February 1, 2024 at redemption prices ranging from 103.813% on or after February 1, 2024 to 100.00% on or after February 1, 2027. In addition, on or before February 1, 2024, Antero Resources may redeem up to 35% of the aggregate principal amount of the 2029 Notes, but in an amount not greater than the net cash proceeds of certain equity offerings, if certain conditions are met, at a redemption price of 107.625% of the principal amount of the 2029 Notes, plus accrued and unpaid interest, which option the Company partially exercised on October 18, 2021 with its notice to redeem $116 million aggregate principal amount of outstanding 2029 Notes. At any time prior to February 1, 2024, Antero Resources may also redeem the 2029 Notes, in whole or in part, at a price equal to 100% of the principal amount of the 2029 Notes plus a “make-whole” premium and accrued and unpaid interest. If Antero Resources undergoes a change of control followed by a rating decline, the holders of the 2029 Notes will have the right to require Antero Resources to repurchase all or a portion of the notes at a price equal to 101% of the principal amount of the 2029 Notes, plus accrued and unpaid interest.

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

On August 21, 2020, Antero Resources issued $250 million in aggregate principal amount of 4.25% convertible senior notes due September 1, 2026 (the “2026 Convertible Notes”). On September 2, 2020, Antero Resources issued an additional $37.5 million of the 2026 Convertible Notes. During 2021, the Company completed the equitization transactions described below under “—Partial Equitizations of 2026 Convertible Notes,” that extinguished $206 million principal amount of the 2026 Convertible Notes. As of March 31, 2022, $82 million principal amount of the 2026 Convertible Notes remained outstanding. The 2026 Convertible Notes were issued pursuant to an indenture and are senior, unsecured obligations of Antero Resources. The 2026 Convertible Notes bear interest at a fixed rate of 4.25% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on March 1, 2021. Proceeds from the issuance of the 2026 Convertible Notes totaled $278.5 million, net of initial purchasers’ fees and issuance cost of $9 million. Each capitalized term used in this subsection but not otherwise defined in this Quarterly Report on Form 10-Q has the meaning as set forth in the indenture governing the 2026 Convertible Notes.

The initial conversion rate is 230.2026 shares of Antero Resources’ common stock per $1,000 principal amount of 2026 Convertible Notes, subject to adjustment upon the occurrence of specified events. As of March 31, 2022, the if-converted value of the 2026 Convertible Notes was $573 million, which exceeded the principal amount of the 2026 Convertible Notes by $492 million. The 2026 Convertible Notes will mature on September 1, 2026, unless earlier repurchased, redeemed or converted. Before May 1, 2026, note holders will have the right to convert their 2026 Convertible Notes only upon the occurrence of the following events:

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Upon conversion, Antero Resources may satisfy its conversion obligation by paying and/or delivering, as the case may be, cash, shares of Antero Resources’ common stock or a combination of cash and shares of Antero Resources’ common stock, at Antero Resources’ election, in the manner and subject to the terms and conditions provided in the indenture governing the 2026 Convertible Notes. The 2026 Convertible Notes have met the Stock Price Condition allowing holders of the 2026 Convertible Notes to exercise their conversion right as of March 31, 2022.

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

Upon issuance, the Company separately accounted for the liability and equity components of the 2026 Convertible Notes.  The liability component was recorded at the estimated fair value of a similar debt instrument without the conversion feature.  The difference between the principal amount of the 2026 Convertible Notes and the estimated fair value of the liability component was recorded as a debt discount and was amortized to interest expense, together with debt issuance costs, over the term of the 2026 Convertible Notes using the effective interest method, with an effective interest rate of 15.1% per annum.  As of the issuance date, the fair value of the 2026 Convertible Notes was estimated at $172 million, resulting in a debt discount at inception of $116 million.  The equity component, representing the value of the conversion option, was computed by deducting the fair value of the liability component from the initial proceeds of the 2026 Convertible Notes issuance.  This equity component was recorded, net of deferred taxes and issuance costs, in additional paid-in capital within the condensed consolidated balance sheet and statement of stockholders’ equity

Transaction costs related to the 2026 Convertible Notes issuance were allocated to the liability and equity components based on their relative fair values.  Issuance costs attributable to the liability component were recorded within debt issuance costs on the condensed consolidated balance sheet and were amortized over the term of the 2026 Convertible Notes using the effective interest method.  Issuance costs attributable to the equity component were recorded as a charge to additional paid-in capital within the condensed consolidated balance sheet and statement of stockholders’ equity.

Effective January 1, 2022, the Company adopted ASU 2020-06 whereby the Company reclassified the equity component of the 2026 Convertible Notes outstanding on such date, net of deferred income taxes and equity issuance costs, from additional paid-in capital to long-term debt. See Note 2—Summary of Significant Accounting Policies to the unaudited condensed consolidated financial statements.

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

On May 13, 2021, the Company completed a registered direct offering (the “May Share Offering”) of an aggregate of 11.6 million shares of its common stock at a price of $11.01 per share to certain holders of the 2026 Convertible Notes. The Company used the proceeds from the May Share Offering and approximately $26 million of borrowings under the Credit Facility to repurchase from such holders $56 million aggregate principal amount of the 2026 Convertible Notes in privately negotiated transactions (the “May Convertible Note Repurchase,” and, collectively with the May Share Offering, the “May Equitization Transactions”).  The 2026 Convertible Notes have an initial conversion rate of 230.2026 shares of the Company’s common stock per $1,000 principal amount, and the May Equitization Transactions had the effect of increasing this conversion rate to 245.2802 shares of common stock per $1,000 principal amount. The Company accounted for this transaction as an inducement of the 2026 Convertible Notes, and as a result, the Company recorded a $12 million loss on convertible note equitization in the unaudited condensed consolidated statements of operations and comprehensive loss for the second quarter of 2021 for the consideration paid in excess of the original terms of the 2026 Convertible Notes. Additionally, the May Equitization Transactions resulted in a loss on early extinguishment of debt of $21 million in the unaudited condensed consolidated statement of operations and comprehensive loss for the second quarter of 2021.

The 2026 Convertible Notes consist of the following (in thousands):

		(Unaudited)
	December 31,	March 31,
	2021	2022
Liability component:
Principal	$81,570	81,570
Less: unamortized note discount (1)	(27,772)	—
Less: unamortized debt issuance costs	(1,592)	(1,972)
Net carrying value	$52,206	79,598
Equity component (1)	$32,799	—
(1)	As of December 31, 2021, the equity component attributable to the outstanding 2026 Convertible Notes was recorded in additional paid-in capital net of $1 million of issuance costs and $8 million of deferred taxes. Upon adoption of ASU 2020-06 on January 1, 2022, the equity component was reclassified from additional paid-in capital to long-term debt and fully offset the remaining discount on the 2026 Convertible Notes. See Note 2—Summary of Significant Accounting Policies to the unaudited condensed consolidated financial statements.

Interest expense recognized on the 2026 Convertible Notes related to the stated interest rate, amortization of the debt discount and debt issuance costs totaled $4 million and $1 million for the three months ended March 31, 2021 and 2022, respectively.

(i)	Debt Repurchase Program

During the three months ended March 31, 2021, the Company redeemed the remaining $661 million aggregate principal amount of its 2022 Notes at par, plus accrued and unpaid interest, and as a result, the 2022 Notes were fully retired as of February 10, 2021. During the three months ended March 31, 2022, the Company redeemed the remaining $585 million aggregate principal amount of its 2025 Notes at a redemption price of 101.25% of the principal amount thereof, plus accrued and unpaid interest and recognized a loss on early debt extinguishment of $11 million.

(8) Asset Retirement Obligations

The following table presents a reconciliation of the Company’s asset retirement obligations (in thousands):

Asset retirement obligations—December 31, 2021	$53,952
Obligations incurred	583
Accretion expense	2,444
Settlement of obligations	(886)
Obligations on sold properties	(42)
Revisions to prior estimates	689
Asset retirement obligations—March 31, 2022	$56,740

Asset retirement obligations are included in Other liabilities on the Company’s condensed consolidated balance sheets.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

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

A total of 8,503,317 shares were available for future grant under the 2020 Plan as of March 31, 2022.

Antero Midstream Partners LP’s (“Antero Midstream Partners”) general partner was authorized to grant up to 10,000,000 common units representing limited partner interests in Antero Midstream Partners under the Antero Midstream Partners LP Long-Term Incentive Plan (the “AMP Plan”) to non-employee directors of its general partner and certain officers, employees, and consultants of Antero Midstream Partners and its affiliates (which includes Antero Resources). Antero Resources deconsolidated Antero Midstream Partners on March 12, 2019, and on such date, each outstanding phantom unit award under the AMP Plan was assumed by Antero Midstream and converted into 1.8926 RSUs (all such RSUs, the “Converted AM RSU Awards”) under the Antero Midstream Long Term Incentive Plan (the “AM Plan”). Each RSU award under the AM Plan represents a right to receive one share of Antero Midstream common stock.

The Company’s equity-based compensation expense, by type of award, is as follows (in thousands):

	Three Months Ended March 31,
	2021	2022
RSU awards	$3,238	2,720
PSU awards	1,536	1,419
Converted AM RSU Awards (1)	518	160
Equity awards issued to directors	350	350
Total expense	$5,642	4,649
(1)	Antero Resources recognized compensation expense for equity awards granted under both the 2013 Plan and the AMP Plan because the awards under the AMP Plan are accounted for as if they are distributed by Antero Midstream Partners to Antero Resources. Antero Resources allocates a portion of equity-based compensation expense related to grants prior to March 12, 2019 (date of deconsolidation) to Antero Midstream Partners based on its proportionate share of Antero Resources’ labor costs.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(a)	Restricted Stock Unit Awards

A summary of RSU award activity is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Total awarded and unvested—December 31, 2021	5,930,607	$5.15
Granted	13,764	20.03
Vested	(1,356,548)	2.66
Forfeited	(17,510)	9.37
Total awarded and unvested—March 31, 2022	4,570,313	$5.92

As of March 31, 2022, there was approximately $18 million of unamortized equity-based compensation expense related to unvested RSUs. That expense is expected to be recognized over a weighted average period of approximately 2.4 years.

(b)	Performance Share Unit Awards

A summary of PSU award activity is as follows:

Weighted
	Number of	Average Grant
	Units	Date Fair Value
Total awarded and unvested—December 31, 2021	1,847,279	$8.31
Granted	—	—
Vested	—	—
Forfeited	—	—
Cancelled (unearned)	—	—
Total awarded and unvested—March 31, 2022	1,847,279	$8.31

As of March 31, 2022, there was approximately $6 million of unamortized equity-based compensation expense related to unvested PSUs. That expense is expected to be recognized over a weighted average period of approximately 1.9 years.

In 2019, the Company granted PSUs to certain of its employees and executive officers that vest based on Antero Resources’ absolute total shareholder return at the end of a three-year performance period (“Absolute TSR PSUs”). The number of shares of common stock that could ultimately be earned ranged from zero to 200% of the target number of PSUs granted. In April 2022, the market-based performance condition for the Absolute TSR PSUs was met at 200% of target. As a result, the Absolute TSR PSUs will convert into approximately 2 million shares during the second quarter of 2022.

(c)	Converted AM RSU Awards

A summary of the Converted AM RSU Awards is as follows:

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value
Total awarded and unvested—December 31, 2021	81,707	$13.46
Granted	—	—
Vested	(7,297)	15.08
Forfeited	—	—
Total awarded and unvested—March 31, 2022	74,410	$13.30

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

As of March 31, 2022, there was $0.1 million of unamortized equity-based compensation expense related to unvested Converted AM RSU Awards. That expense is expected to be recognized over a weighted average period of 0.4 years, and the Company’s proportionate share will be allocated to it as it is recognized.

(d)	Stock Options

A summary of stock option activity is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Intrinsic
	Stock	Exercise	Contractual	Value
	Options	Price	Life	(in thousands) (1)
Outstanding—December 31, 2021	351,794	$50.79	3.0	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(1,000)	50.00
Outstanding—March 31, 2022	350,794	$50.79	2.8	$—
Vested—March 31, 2022	350,794	$50.79	2.8	$—
Exercisable—March 31, 2022	350,794	$50.79	2.8	$—
(1)	Intrinsic values are based on the exercise price of the options and the closing price of Antero Resources’ common stock on the referenced dates.

As of March 31, 2022, all stock options were fully vested resulting in no unamortized equity-based compensation expense.

(e)	Cash Awards

In January 2020, the Company granted cash awards of approximately $3 million to certain executives under the 2013 Plan, and compensation expense for these awards is recognized ratably over the vesting period for each of three tranches through January 20, 2023. In July 2020, the Company granted additional cash awards in the aggregate of $3 million to certain non-executive employees under the 2020 Plan that vest ratably over four years. As of December 31, 2021 and March 31, 2022, the Company has recorded approximately $2 million and $1 million, respectively, in Other liabilities in the condensed consolidated balance sheets related to unvested cash awards.

(10) Fair Value

The carrying values of accounts receivable and accounts payable as of December 31, 2021 and March 31, 2022 approximated market values because of their short-term nature. The carrying values of the amounts outstanding under the Credit Facility as of December 31, 2021 and March 31, 2022 approximated fair value because the variable interest rates are reflective of current market conditions.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

The following table sets forth the fair value and carrying value of the senior notes and 2026 Convertible Notes (in thousands):

			(Unaudited)
	December 31, 2021		March 31, 2022
	Fair	Carrying	Fair	Carrying
	Value (1)	Value (2)	Value (1)	Value (2)
2025 Notes	$594,866	581,117	—	—
2026 Notes	370,013	321,738	359,190	321,912
2029 Notes	654,080	577,149	630,603	577,335
2030 Notes	641,400	593,234	612,000	593,399
2026 Convertible Notes	331,655	52,206	574,995	79,598
Total	$2,592,014	2,125,444	2,176,788	1,572,244
(1)	Fair values are based on Level 2 market data inputs.
(2)	Carrying values are presented net of unamortized debt issuance costs and debt discounts or premiums.

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

The Company was party to various fixed price commodity swap contracts that settled during the three months ended March 31, 2021 and 2022. The Company enters into these swap contracts when management believes that favorable future sales prices for the Company’s production can be secured. Under these swap agreements, when actual commodity prices upon settlement exceed the fixed price provided by the swap contracts, the Company pays the difference to the counterparty. When actual commodity prices upon settlement are less than the contractually provided fixed price, the Company receives the difference from the counterparty. In addition, the Company has entered into basis swap contracts in order to hedge the difference between the New York Mercantile Exchange (“NYMEX”) index price and a local index price.

The Company’s derivative contracts have not been designated as hedges for accounting purposes; therefore, all gains and losses are recognized in the Company’s statements of operations.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

As of March 31, 2022, the Company’s fixed price swap positions excluding Martica, the Company’s consolidated VIE, were as follows:

				Weighted
				Average
Commodity / Settlement Period	Index	Contracted Volume		Price
Natural Gas
April-December 2022	Henry Hub	1,138,988	MMBtu/day	$2.49	/MMBtu
January-December 2023	Henry Hub	43,000	MMBtu/day	2.37	/MMBtu

In addition, the Company has a swaption agreement, which entitles the counterparty the right, but not the obligation, to enter into a fixed price swap agreement on December 21, 2023 to purchase 427,500 MMBtu per day at a price of $2.77 per MMBtu for the year ending December 31, 2024.

As of March 31, 2022, the Company’s natural gas basis swap positions, which settle on the pricing index to basis differential of the Columbia Gas Transmission pipeline (“TCO”) to the NYMEX Henry Hub natural gas price were as follows:

				Weighted Average
Commodity / Settlement Period	Index to Basis Differential	Contracted Volume		Hedged Differential
Natural Gas
April-December 2022	NYMEX to TCO	60,000	MMBtu/day	$0.515	/MMBtu
January-December 2023	NYMEX to TCO	50,000	MMBtu/day	0.525	/MMBtu
January-December 2024	NYMEX to TCO	50,000	MMBtu/day	0.530	/MMBtu

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

As of March 31, 2022, the Company’s fixed price swap positions for Martica, the Company’s consolidated VIE, were as follows:

				Weighted
				Average
Commodity / Settlement Period	Index	Contracted Volume		Price
Natural Gas
April-December 2022	Henry Hub	40,651	MMBtu/day	$2.39	/MMBtu
January-December 2023	Henry Hub	35,616	MMBtu/day	2.35	/MMBtu
January-December 2024	Henry Hub	23,885	MMBtu/day	2.33	/MMBtu
January-March 2025	Henry Hub	18,021	MMBtu/day	2.53	/MMBtu

Propane
April-December 2022	Mont Belvieu Propane-OPIS Non-TET	974	Bbl/day	$19.32	/Bbl

Natural Gasoline
April-December 2022	Mont Belvieu Natural Gasoline-OPIS Non-TET	294	Bbl/day	$34.86	/Bbl
January-December 2023	Mont Belvieu Natural Gasoline-OPIS Non-TET	247	Bbl/day	40.74	/Bbl

Oil
April-December 2022	West Texas Intermediate	113	Bbl/day	$43.44	/Bbl
January-December 2023	West Texas Intermediate	99	Bbl/day	44.88	/Bbl
January-December 2024	West Texas Intermediate	43	Bbl/day	44.02	/Bbl
January-March 2025	West Texas Intermediate	39	Bbl/day	45.06	/Bbl

(b)	Embedded Derivatives

The VPP includes an embedded put option tied to NYMEX pricing for the production volumes associated with the Company’s retained interest in the VPP properties of 83,438,000 MMBtu remaining through December 31, 2026 at a weighted average strike price of $2.54 per MMBtu. The embedded put option is not clearly and closely related to the host contract, and therefore, the Company bifurcated this derivative instrument and reflected it at fair value in the unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(c)	Summary

The table below presents a summary of the fair values of the Company’s derivative instruments and where such values are recorded in the condensed consolidated balance sheets (in thousands).

			(Unaudited)
	Balance Sheet	December 31,	March 31,
	Location	2021	2022
Asset derivatives not designated as hedges for accounting purposes:
Commodity derivatives—current	Derivative instruments	$—	—
Embedded derivatives—current	Derivative instruments	757	263
Commodity derivatives—noncurrent	Derivative instruments	—	—
Embedded derivatives—noncurrent	Derivative instruments	14,369	10,516

Total asset derivatives (1)		15,126	10,779

Liability derivatives not designated as hedges for accounting purposes:
Commodity derivatives—current (2)	Derivative instruments	559,851	1,152,299
Commodity derivatives—noncurrent (2)	Derivative instruments	181,806	311,005

Total liability derivatives (1)		741,657	1,463,304

Net derivatives liability (1)		$(726,531)	(1,452,525)
(1)	The fair value of derivative instruments was determined using Level 2 inputs.
(2)	As of December 31, 2021, approximately $55 million of commodity derivative liabilities, including $31 million of current commodity derivatives and $24 million of noncurrent commodity derivatives, are attributable to the Company’s consolidated VIE, Martica. As of March 31, 2022, approximately $100 million of commodity derivative liabilities, including $66 million of current commodity derivatives and $34 million of noncurrent commodity derivatives, are attributable to the Company’s consolidated VIE, Martica.

The following table sets forth the gross values of recognized derivative assets and liabilities, the amounts offset under master netting arrangements with counterparties, and the resulting net amounts presented in the condensed consolidated balance sheets as of the dates presented, all at fair value (in thousands):

				(Unaudited)
	December 31, 2021			March 31, 2022
			Net Amounts of			Net Amounts of
	Gross	Gross	Assets	Gross	Gross	Assets
	Amounts	Amounts Offset	(Liabilities) on	Amounts	Amounts Offset	(Liabilities) on
	Recognized	Recognized	Balance Sheet	Recognized	Recognized	Balance Sheet
Commodity derivative assets	$2,177	(2,177)	—	320	(320)	—
Embedded derivative assets	$15,126	—	15,126	10,779	—	10,779
Commodity derivative liabilities	$(743,834)	2,177	(741,657)	(1,463,624)	320	(1,463,304)

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

The following table sets forth a summary of derivative fair value gains and losses and where such values are recorded in the unaudited condensed consolidated statements of operations (in thousands):

	Statement of
	Operations	Three Months Ended March 31,
	Location	2021	2022
Commodity derivative fair value losses (1)	Revenue	$(169,967)	(994,483)
Embedded derivative fair value losses (1)	Revenue	$(7,789)	(16,897)
(1)	The fair value of derivative instruments was determined using Level 2 inputs.

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(a)	Supplemental Balance Sheet Information Related to Leases

The Company’s lease assets and liabilities consisted of the following items (in thousands):

			(Unaudited)
		December 31,	March 31,
Leases	Balance Sheet Classification	2021	2022
Operating Leases
Operating lease right-of-use assets:
Processing plants	Operating lease right-of-use assets	$1,739,550	1,692,126
Drilling rigs and completion services	Operating lease right-of-use assets	9,860	8,531
Gas gathering lines and compressor stations (1)	Operating lease right-of-use assets	1,634,928	1,545,664
Office space	Operating lease right-of-use assets	33,083	32,085
Vehicles	Operating lease right-of-use assets	2,009	1,700
Other office and field equipment	Operating lease right-of-use assets	482	5,231
Total operating lease right-of-use assets		$3,419,912	3,285,337

Short-term operating lease obligation	Short-term lease liabilities	$455,950	455,409
Long-term operating lease obligation	Long-term lease liabilities	2,963,962	2,829,928
Total operating lease obligation		$3,419,912	3,285,337

Finance Leases
Finance lease right-of-use assets:
Vehicles	Other property and equipment	$550	562
Total finance lease right-of-use assets (2)		$550	562

Short-term finance lease obligation	Short-term lease liabilities	$397	314
Long-term finance lease obligation	Long-term lease liabilities	153	247
Total finance lease obligation		$550	561
(1)	Gas gathering lines and compressor stations leases includes $1.5 billion related to Antero Midstream as of December 31, 2021 and March 31, 2022. See “—Related party lease disclosure” for additional discussion.
(2)	Financing lease assets are recorded net of accumulated amortization of $2 million and $1 million as of December 31, 2021 and March 31, 2022, respectively.

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(b)	Supplemental Information Related to Leases

Costs associated with operating and finance leases were included in the unaudited condensed consolidated statement of operations and comprehensive loss (in thousands):

			Three Months Ended March 31,
Cost	Classification	Location	2021	2022
Operating lease cost	Statement of operations	Gathering, compression, processing, and transportation	$376,930	365,834
Operating lease cost	Statement of operations	General and administrative	2,488	2,867
Operating lease cost	Statement of operations	Lease operating	22	45
Operating lease cost	Balance sheet	Proved properties (1)	28,759	7,759
Total operating lease cost			$408,199	376,505

Finance lease cost:
Amortization of right-of-use assets	Statement of operations	Depletion, depreciation, and amortization	$127	118
Interest on lease liabilities	Statement of operations	Interest expense	28	14
Total finance lease cost			$155	132

Short-term lease payments			$16,842	48,760
(1)	Capitalized costs related to drilling and completion activities.

(c)	Supplemental Cash Flow Information Related to Leases

The following table presents the Company’s supplemental cash flow information related to leases (in thousands):

	Three Months Ended March 31,
	2021	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$388,983	305,841
Investing cash flows from operating leases	24,027	6,037
Financing cash flows from finance leases	265	134

Noncash activities:
Right-of-use assets obtained in exchange for new operating lease obligations	$28	5,321
Increase (decrease) to existing right-of-use assets and lease obligations from operating lease modifications, net (1)	$—	(25,926)
(1)	No operating leases were remeasured during the three months ended March 31, 2021. During the three months ended March 31, 2022, the weighted average discount rate for remeasured operating leases decreased from 6.3% as of December 31, 2021 to 3.6% as of March 31, 2022.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(d)	Maturities of Lease Liabilities

The table below is a schedule of future minimum payments for operating and financing lease liabilities as of March 31, 2022 (in thousands):

	Operating Leases	Financing Leases	Total
Remainder of 2022	$473,271	316	473,587
2023	611,202	122	611,324
2024	600,773	114	600,887
2025	540,291	68	540,359
2026	489,589	5	489,594
2027	397,379	—	397,379
Thereafter	989,503	—	989,503
Total lease payments	4,102,008	625	4,102,633
Less: imputed interest	(816,671)	(64)	(816,735)
Total	$3,285,337	561	3,285,898

(e)	Lease Term and Discount Rate

The following table sets forth the Company’s weighted average remaining lease term and discount rate:

(Unaudited)
	December 31, 2021		March 31, 2022
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term	7.6 years	1.9 years	7.4 years	2.4 years
Weighted average discount rate	5.5%	5.6%	5.5%	5.5%

(f)	Related Party Lease Disclosure

The Company has a gathering and compression agreement with Antero Midstream, whereby Antero Midstream receives a low-pressure gathering fee per Mcf, a high-pressure gathering fee per Mcf and a compression fee per Mcf, in each case subject to annual adjustments based on the consumer price index. If and to the extent the Company requests that Antero Midstream construct new low pressure lines, high pressure lines or compressor stations, the gathering and compression agreement contains options at Antero Midstream’s election for either (i) minimum volume commitments that require Antero Resources to utilize or pay for 75% of the high pressure gathering capacity and 70% of the compression capacity of the requested capacity of such new construction for 10 years or (ii) a cost of service fee that allows the Antero Midstream to earn a 13% rate of return on such new construction over seven years.

In December 2019, the Company and Antero Midstream agreed to extend the initial term of the gathering and compression agreement to 2038 and established a growth incentive fee program whereby low pressure gathering fees will be reduced from 2020 through 2023 to the extent the Company achieves certain volumetric targets at certain points during such time. Upon completion of the initial contract term, the gathering and compression agreement will continue in effect from year to year until such time as the agreement is terminated, effective upon an anniversary of the effective date of the agreement, by either the Company or Antero Midstream on or before the 180th day prior to the anniversary of such effective date. The Company did not achieve the quarterly volumetric target for the first quarter of 2021, and therefore, did not earn a rebate for the three months ended March 31, 2021. During the three months ended March 31, 2022, the Company achieved the quarterly volumetric target, and earned a rebate of $12 million.

For the three months ended March 31, 2021 and 2022, gathering and compression fees paid by Antero related to this agreement were $177 million and $163 million, respectively. As of December 31, 2021 and March 31, 2022, $54 million and $56 million was included within Accounts payable, related parties, respectively, on the condensed consolidated balance sheet as due to Antero Midstream related to this agreement.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(13) Commitments

The following table sets forth a schedule of future minimum payments for firm transportation, drilling rig and completion services, processing, gathering and compression, and office and equipment agreements, which include leases that have a lease term in excess of one year as of March 31, 2022 (in thousands)

		Processing,
	Firm	Gathering and	Land Payment	Operating and	Imputed Interest
	Transportation	Compression	Obligations	Financing Leases	for Leases
	(a)	(b)	(c)	(d)	(d)	Total
Remainder of 2022	$784,307	39,867	1,051	342,866	130,721	1,298,812
2023	1,071,563	63,219	—	456,976	154,348	1,746,106
2024	1,044,479	59,262	—	470,543	130,344	1,704,628
2025	1,023,947	47,960	—	433,548	106,811	1,612,266
2026	1,018,345	14,783	—	404,385	85,209	1,522,722
2027	1,016,780	14,783	—	331,516	65,863	1,428,942
Thereafter	5,012,734	83,813	—	846,064	143,439	6,086,050
Total	$10,972,155	323,687	1,051	3,285,898	816,735	15,399,526

(a)	Firm Transportation

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

The Company has obligations under contracts for services provided by drilling rigs and completion fleets, processing, gathering, and compression services agreements, and office and equipment leases. The values in the table represent the gross amounts that Antero Resources is committed to pay; however, the Company will record in its financial statements its proportionate share of costs based on its working interests. See Note 12—Leases to the unaudited condensed consolidated financial statements for more information on the Company’s operating and finance leases.

(e)	Contract Terminations

The Company incurs costs associated with the delay or cancellation of drilling and completion contracts with third-party contractors. These costs are recorded in Contract termination and included in the statement of operations and comprehensive loss.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

There are no remaining payment obligations related to these delayed or cancelled drilling and completion contracts as of March 31, 2022.

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

Other

The Company is party to various other legal proceedings and claims in the ordinary course of its business, including, but not limited to, royalty claims. The Company believes that certain of these matters will be covered by insurance and that the outcome of other matters will not have a material adverse effect on the Company’s unaudited condensed consolidated financial position, results of operations or cash flows.

(15) Related Parties

Substantially all of Antero Midstream’s revenues were and are derived from transactions with Antero Resources. See Note 16—Reportable Segments to the unaudited condensed consolidated financial statements for the operating results of the Company’s reportable segments.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(16) Reportable Segments

(a)	Summary of Reportable Segments

The Company’s operations, which are located in the United States, are organized into three reportable segments: (i) the exploration, development, and production of natural gas, NGLs and oil; (ii) marketing and utilization of excess firm transportation capacity and (iii) midstream services through the Company’s equity method investment in Antero Midstream. Substantially all of the Company’s production revenues are attributable to customers located in the United States; however, some of the Company’s production revenues are attributable to customers who then transport the Company’s production to foreign countries for resale or consumption. These segments are monitored separately by management for performance and are consistent with internal financial reporting. These segments have been identified based on the differing products and services, regulatory environment and the expertise required for these operations. Management evaluates the performance of the Company’s business segments based on operating income (loss). General and administrative expenses were allocated to the midstream segment based on the nature of the expenses and on a combination of the segments’ proportionate share of the Company’s consolidated property and equipment, capital expenditures, and labor costs, as applicable. General and administrative expenses related to the marketing segment are not allocated because they are immaterial. Other income, income taxes, and interest expense are primarily managed and evaluated on a consolidated basis. Intersegment sales were transacted at prices which approximate market. Accounting policies for each segment are the same as the Company’s accounting policies described in Note 2—Summary of Significant Accounting Policies to the unaudited condensed consolidated financial statements.

Exploration and Production

The exploration and production segment is engaged in the development, production, exploration and acquisition of natural gas, NGLs and oil properties located in the Appalachian Basin. The Company targets large, repeatable resource plays where horizontal drilling and advanced fracture stimulation technologies provide the means to economically develop and produce natural gas, NGLs and oil from unconventional formations

Marketing

Where feasible, the Company purchases and sells third-party natural gas and NGLs and markets its excess firm transportation capacity, or engages third parties to conduct these activities on the Company’s behalf, in order to optimize the revenues from these transportation agreements. The Company has entered into long-term firm transportation agreements for a significant portion of its current and expected future production in order to secure guaranteed capacity to favorable markets.

Equity Method Investment in Antero Midstream

The Company receives midstream services through its equity method investment in Antero Midstream. Antero Midstream owns, operates and develops midstream energy infrastructure primarily to service the Company’s production and completion activity in the Appalachian Basin. Antero Midstream’s assets consist of gathering pipelines, compressor stations, interests in processing and fractionation plants and water handling assets. Antero Midstream provides midstream services to Antero Resources under long-term contracts.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(b)	Reportable Segments Financial Information

The summarized operating results of the Company’s reportable segments are as follows (in thousands):

	Three Months Ended March 31, 2021
				Elimination of
			Equity Method	Intersegment
	Exploration		Investment in	Transactions and
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream	Affiliates	Total
Sales and revenues:
Third-party	$1,038,768	164,790	—	—	1,203,558
Intersegment	640	—	224,121	(224,121)	640
Total revenue	$1,039,408	164,790	224,121	(224,121)	1,204,198

Operating expenses:
Lease operating	$24,547	—	—	—	24,547
Gathering, compression, processing, and transportation	605,077	—	39,314	(39,314)	605,077
General and administrative	44,074	—	17,930	(17,930)	44,074
Depletion, depreciation, and amortization	194,026	—	26,850	(26,850)	194,026
Impairment of oil and gas properties	34,062	—	—	—	34,062
Impairment of midstream assets	—	—	1,379	(1,379)	—
Other	45,795	162,077	5,061	(5,061)	207,872
Total operating expenses	947,581	162,077	90,534	(90,534)	1,109,658
Operating income	$91,827	2,713	133,587	(133,587)	94,540
Equity in earnings of unconsolidated affiliates	$18,694	—	20,744	(20,744)	18,694
Capital expenditures for segment assets	$123,158	—	28,389	(28,389)	123,158

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended March 31, 2022
				Elimination of
			Equity Method	Intersegment
	Exploration		Investment in	Transactions and
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream	Affiliates	Total
Sales and revenues:
Third-party	$717,283	69,038	236,159	(236,159)	786,321
Intersegment	519	—	(17,668)	17,668	519
Total revenue	$717,802	69,038	218,491	(218,491)	786,840

Operating expenses:
Lease operating	$17,780	—	—	—	17,780
Gathering, compression, processing, and transportation	590,278	—	42,012	(42,012)	590,278
General and administrative	35,691	—	17,931	(17,931)	35,691
Depletion, depreciation, and amortization	168,388	—	28,300	(28,300)	168,388
Impairment of oil and gas properties	22,462	—	—	—	22,462
Other	57,944	98,896	1,094	(1,094)	156,840
Total operating expenses	892,543	98,896	89,337	(89,337)	991,439
Operating income (loss)	$(174,741)	(29,858)	129,154	(129,154)	(204,599)
Equity in earnings of unconsolidated affiliates	$25,178	—	23,232	(23,232)	25,178
Capital expenditures for segment assets	$215,876	—	84,267	(84,267)	215,876

The summarized assets of the Company’s reportable segments are as follows (in thousands):

	As of December 31, 2021
				Elimination of
			Equity Method	Intersegment
	Exploration		Investment in	Transactions and
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream	Affiliates	Total
Investments in unconsolidated affiliates	$232,399	—	696,009	(696,009)	232,399
Total assets	$13,864,402	32,126	5,544,001	(5,544,001)	13,896,528

	(Unaudited)
	As of March 31, 2022
				Elimination of
			Equity Method	Intersegment
	Exploration		Investment in	Transactions and
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream	Affiliates	Total
Investments in unconsolidated affiliates	$234,390	—	688,111	(688,111)	234,390
Total assets	$13,780,290	23,210	5,580,594	(5,580,594)	13,803,500

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

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

Balance Sheet
		(Unaudited)
	December 31, 2021	March 31, 2022
Accounts receivable, non-guarantor subsidiaries	$—	—
Accounts receivable, related parties	—	—
Other current assets	633,014	673,754
Total current assets	633,014	673,754
Noncurrent assets	12,480,350	12,364,533
Total assets	$13,113,364	13,038,287

Accounts payable, non-guarantor subsidiaries	$—	—
Accounts payable, related parties	76,240	73,259
Other current liabilities	1,961,041	2,403,831
Total current liabilities	2,037,281	2,477,090
Noncurrent liabilities	5,737,999	5,489,853
Total liabilities	$7,775,280	7,966,943

Statement of Operations

		Three Months Ended
		March 31, 2022
Revenues		$794,004
Operating expenses		980,326
Loss from operations		(186,322)
Net loss and comprehensive loss including noncontrolling interests		(156,419)
Net loss and comprehensive loss attributable to Antero Resources Corporation		$(156,419)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results, and the differences can be material. Some of the key factors that could cause actual results to vary from our expectations include changes in natural gas, NGLs and oil prices, the timing of planned capital expenditures, our ability to fund our development programs, uncertainties in estimating proved reserves and forecasting production results, operational factors affecting the commencement or maintenance of producing wells, the condition of the capital markets generally, as well as our ability to access them, impacts of world health events, including the COVID-19 pandemic, and uncertainties regarding environmental regulations or litigation and other legal or regulatory developments affecting our business, as well as those factors discussed below, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. See “Cautionary Statement Regarding Forward-Looking Statements.” Also, see the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors.” We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

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

We have assembled a portfolio of long-lived properties that are characterized by what we believe to be low geologic risk and repeatability. Our drilling opportunities are focused in the Appalachian Basin. As of March 31, 2022, we held approximately 501,000 net acres of rich gas and dry gas properties located in the Appalachian Basin in West Virginia and Ohio. Our corporate headquarters are in Denver, Colorado.

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

We have continued to operate throughout the pandemic, in some cases subject to federal, state and local regulations, and we are taking steps to protect the health and safety of our workers. We have implemented protocols to reduce the risk of an outbreak within our field operations, and these protocols have not reduced our production and throughput in a significant manner. A substantial portion of our non-field level employees currently operate in remote work from home arrangements, and we have been able to maintain a consistent level of effectiveness through these arrangements, including maintaining our day-to-day operations, our financial reporting systems and our internal control over financial reporting. We continue to monitor the COVID-19 environment in order to (i) protect the health and safety of our employees and contract workers and (ii) to determine when a return to in-office working arrangements will be appropriate.

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

Our natural gas, NGLs and oil producing properties are located in the liquids-rich Appalachian Basin. We maintain a hedging program designed to mitigate volatility in commodity prices and to protect certain of our expected future cash flows for our future operations and capital spending plans. All of our hedges are financial hedges and do not have physical delivery requirements. As such, any decreases in anticipated production, such as a result of decreased development activity, would not impact our ability to realize the benefits of or reduce the obligations for our hedges. For the year ending December 31, 2022, we have hedged through fixed price contracts the sale of 313 Bcf of natural gas at a weighted average price of $2.49 per MMBtu and basis swaps for 17 Bcf with a weighted average pricing differential of $0.515 per MMBtu.

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

As of March 31, 2022, we had $388 million of borrowings under our Credit Facility (defined below in “—Capital Resources and Liquidity—Sources and Uses of Cash”) and had outstanding letters of credit of $531 million. See Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements and “—Capital Resources and Liquidity—Debt Agreements— Senior Secured Revolving Credit Facility.” Since the onset of the COVID-19 pandemic, we have timely serviced our debt and other obligations.

As the global economy continues to recover from the effects of the COVID-19 pandemic, economic indicators have continued to strengthen. However, the economy has begun to experience elevated inflation levels as a result of global supply and demand imbalances. For example, the United States Bureau of Labor and Statistics (“BLS”) Consumer Price Index (“CPI”) for all urban consumers increased 9% from March 2021 to March 2022 as compared to the average historical 10-year rate of 2%. Additionally, employment activity has also begun to strengthen as demonstrated by the United States BLS unemployment rate declining from a high of 15% in April 2020 to 4% in March 2022. Inflationary pressures and labor shortages could result in increases to our operating and capital costs that are not fixed, renegotiation of contracts and/or supply agreements and higher labor costs, among others. These economic variables are beyond our control and may adversely impact our business, financial condition, results of operations and future cash flows.

Financing Highlights

Debt Repurchase Program

During the three months ended March 31, 2022, we fully redeemed the remaining $585 million of our remaining outstanding 5.00% senior notes due March 1, 2025 (the “2025 Notes”) at a redemption price of 101.25% of the principal amount thereof, plus accrued and unpaid interest. See Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements for more information.

Share Repurchase Program

On February 15, 2022, our Board of Directors authorized a share repurchase program that allows us to repurchase up to $1.0 billion of outstanding common stock. The shares may be repurchased from time to time in open market transactions, through privately negotiated transactions or by other means in accordance with federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will be determined by us at our discretion and will depend on a variety of factors, including the market price of our common stock, general market and economic conditions and applicable legal requirements. During the three months ended March 31, 2022, we repurchased 3.7 million shares of our common stock at a total cost of $100 million.

Hedge Position (Excluding Martica)

We are exposed to certain risks relating to our ongoing business operations, and we use derivative instruments to manage our commodity price risk.  In addition, we periodically enter into contracts that contain embedded features that are required to be bifurcated and accounted for separately as derivatives. The table below excludes derivative instruments attributable to Martica, our consolidated variable interest entity (“VIE”), since all gains or losses from such contracts are fully attributable to the noncontrolling interests in Martica. As of March 31, 2022, our fixed price natural gas, oil and NGL swap positions excluding Martica were as follows:

				Weighted
				Average
Commodity / Settlement Period	Index	Contracted Volume		Price
Natural Gas
April-December 2022	Henry Hub	313	Bcf	$2.49	/MMBtu
January-December 2023	Henry Hub	16	Bcf	2.37	/MMBtu
		329	Bcf	2.49	/MMBtu

In addition, we have a swaption agreement, which entitles the counterparty the right, but not the obligation, to enter into a fixed price swap agreement for approximately 156 Bcf at a price of $2.77 per MMBtu for the year ending December 31, 2024.

As of March 31, 2022, our natural gas basis swap positions, which settle on the pricing index to basis differential of the Columbia Gas Transmission pipeline (“TCO”) to the NYMEX Henry Hub natural gas price were as follows:

				Weighted Average
Commodity / Settlement Period	Index to Basis Differential	Contracted Volume		Hedged Differential
Natural Gas
April-December 2022	NYMEX to TCO	17	Bcf	$0.515	/MMBtu
January-December 2023	NYMEX to TCO	18	Bcf	0.525	/MMBtu
January-December 2024	NYMEX to TCO	18	Bcf	0.530	/MMBtu
		53	Bcf	0.524	/MMBtu

As of March 31, 2022, we also had an embedded put option tied to NYMEX pricing for the production volumes associated with our retained interest in the VPP (as defined below) properties of 83 Bcf remaining through December 31, 2026 at a weighted average strike price of $2.54 per MMBtu.

We maintain a hedging program designed to mitigate volatility in commodity prices and to protect certain of our expected future cash flows for our future operations and capital spending plans. As of March 31, 2022, the estimated fair value of our commodity derivative contracts, excluding Martica, was a net liability of approximately $1.4 billion. See Note 11—Derivative Instruments to the unaudited condensed consolidated financial statements for more information.

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

Three Months Ended March 31, 2021 Compared to March 31, 2022

The operating results of our reportable segments were as follows (in thousands):

	Three Months Ended March 31, 2021
				Elimination of
			Equity Method	Intersegment
	Exploration		Investment in	Transactions and
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream	Affiliates	Total
Revenue and other:
Natural gas sales	$720,369	—	—	—	720,369
Natural gas liquids sales	440,319	—	—	—	440,319
Oil sales	44,686	—	—	—	44,686
Commodity derivative fair value losses	(177,756)	—	—	—	(177,756)
Gathering, compression, water handling and treatment	—	—	241,789	(241,789)	—
Marketing	—	164,790	—	—	164,790
Amortization of deferred revenue, VPP	11,150	—	—	—	11,150
Other income (loss)	640	—	(17,668)	17,668	640
Total revenue	$1,039,408	164,790	224,121	(224,121)	1,204,198

Operating expenses:
Lease operating	$24,547	—	—	—	24,547
Gathering and compression	220,288	—	39,314	(39,314)	220,288
Processing	184,320	—	—	—	184,320
Transportation	200,469	—	—	—	200,469
Production and ad valorem taxes	44,697	—	—	—	44,697
Marketing	—	162,077	—	—	162,077
Exploration	219	—	—	—	219
General and administrative (excluding equity-based compensation)	38,432	—	13,918	(13,918)	38,432
Equity-based compensation	5,642	—	4,012	(4,012)	5,642
Depletion, depreciation, and amortization	194,026	—	26,850	(26,850)	194,026
Impairment of oil and gas properties	34,062	—	—	—	34,062
Impairment of midstream assets	—	—	1,379	(1,379)	—
Accretion of asset retirement obligations	788	—	119	(119)	788
Contract termination and other expenses	91	—	4,942	(4,942)	91
Total operating expenses	947,581	162,077	90,534	(90,534)	1,109,658
Operating income	$91,827	2,713	133,587	(133,587)	94,540

Equity in earnings of unconsolidated affiliates	$18,694	—	20,744	(20,744)	18,694

	Three Months Ended March 31, 2022
				Elimination of
			Equity Method	Intersegment
	Exploration		Investment in	Transactions and
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream	Affiliates	Total
Revenue and other:
Natural gas sales	$995,792	—	—	—	995,792
Natural gas liquids sales	660,305	—	—	—	660,305
Oil sales	63,294	—	—	—	63,294
Commodity derivative fair value losses	(1,011,380)	—	—	—	(1,011,380)
Gathering, compression, water handling and treatment	—	—	236,159	(236,159)	—
Marketing	—	69,038	—	—	69,038
Amortization of deferred revenue, VPP	9,272	—	—	—	9,272
Other income (loss)	519	—	(17,668)	17,668	519
Total revenue	$717,802	69,038	218,491	(218,491)	786,840

Operating expenses:
Lease operating	$17,780	—	—	—	17,780
Gathering and compression	201,462	—	42,012	(42,012)	201,462
Processing	190,601	—	—	—	190,601
Transportation	198,215	—	—	—	198,215
Production and ad valorem taxes	52,808	—	—	—	52,808
Marketing	—	98,896	—	—	98,896
Exploration	898	—	—	—	898
General and administrative (excluding equity-based compensation)	31,042	—	15,099	(15,099)	31,042
Equity-based compensation	4,649	—	2,832	(2,832)	4,649
Depletion, depreciation, and amortization	168,388	—	28,300	(28,300)	168,388
Impairment of oil and gas properties	22,462	—	—	—	22,462
Accretion of asset retirement obligations	2,444	—	64	(64)	2,444
Contract termination and other expenses	8	—	1,148	(1,148)	8
Loss (gain) on sale of assets	1,786	—	(118)	118	1,786
Total operating expenses	892,543	98,896	89,337	(89,337)	991,439
Operating income (loss)	$(174,741)	(29,858)	129,154	(129,154)	(204,599)

Equity in earnings of unconsolidated affiliates	$25,178	—	23,232	(23,232)	25,178

Exploration and Production Segment

The following table sets forth selected operating data of the exploration and production segment:

	Three Months Ended		Amount of
	March 31,		Increase	Percent
	2021	2022	(Decrease)	Change
Production data (1) (2):
Natural gas (Bcf)	207	199	(8)	(4)%
C2 Ethane (MBbl)	4,405	4,005	(400)	(9)%
C3+ NGLs (MBbl)	9,926	9,638	(288)	(3)%
Oil (MBbl)	960	724	(236)	(25)%
Combined (Bcfe)	299	285	(14)	(5)%
Daily combined production (MMcfe/d)	3,322	3,165	(157)	(5)%
Average prices before effects of derivative settlements (3):
Natural gas (per Mcf) (4)	$3.48	5.01	1.53	44%
C2 Ethane (per Bbl)	$8.20	16.74	8.54	104%
C3+ NGLs (per Bbl)	$40.72	61.55	20.83	51%
Oil (per Bbl)	$46.55	87.45	40.90	88%
Weighted Average Combined (per Mcfe)	$4.03	6.04	2.01	50%
Average realized prices after effects of derivative settlements (3):
Natural gas (per Mcf)	$3.56	3.60	0.04	1%
C2 Ethane (per Bbl)	$7.53	16.63	9.10	121%
C3+ NGLs (per Bbl)	$39.79	61.14	21.35	54%
Oil (per Bbl)	$45.80	86.76	40.96	89%
Weighted Average Combined (per Mcfe)	$4.05	5.03	0.98	24%
Average costs (per Mcfe):
Lease operating	$0.08	0.06	(0.02)	(25)%
Gathering and compression	$0.74	0.71	(0.03)	(4)%
Processing	$0.62	0.67	0.05	8%
Transportation	$0.67	0.70	0.03	4%
Production and ad valorem taxes	$0.15	0.19	0.04	27%
Marketing (revenue) expense, net	$(0.01)	0.10	0.11	*
Depletion, depreciation, amortization, and accretion	$0.65	0.60	(0.05)	(8)%
General and administrative (excluding equity-based compensation)	$0.13	0.11	(0.02)	(15)%
*	Not meaningful.
(1)	Production data excludes volumes related to the volumetric production payment transaction (the “VPP”).
(2)	Oil and NGLs production was converted at 6 Mcf per Bbl to calculate total Bcfe production and per Mcfe amounts. This ratio is an estimate of the equivalent energy content of the products and may not reflect their relative economic value.
(3)	Average prices reflect the before and after effects of our settled commodity derivatives. Our calculation of such after effects includes gains on settlements of commodity derivatives, which do not qualify for hedge accounting because we do not designate or document them as hedges for accounting purposes.
(4)	The average realized price for the three months ended March 31, 2021 includes $85 million of net litigation proceeds related to a favorable litigation judgment. See Note 14—Contingencies to the unaudited condensed consolidated financial statements for further discussion on the litigation proceeds. Excluding the effect of the litigation proceeds received, the average realized price for natural gas would have been $3.07 per Mcf for the three months ended March 31, 2021.

Natural gas sales. Revenues from sales of natural gas increased from $720 million, which included net litigation proceeds of $85 million, for the three months ended March 31, 2021 to $996 million for the March 31, 2022, an increase of $276 million, or 38%. See Note 14—Contingencies to the unaudited condensed consolidated financial statements for more information on the litigation proceeds.

Excluding net litigation proceeds, higher commodity prices (excluding the effects of derivative settlements) during the three months ended March 31, 2022 accounted for an approximate $391 million increase in year-over-year gas sales revenue (calculated as the change in the year-to-year average price excluding the net proceeds from the litigation times current year production volumes). Lower natural gas production volumes accounted for an approximate $30 million decrease in year-over-year natural gas sales revenue (calculated as the change in year-to-year volumes times the prior year average price excluding the net proceeds from the litigation). See Note 14—Contingencies to the unaudited condensed consolidated financial statements for further discussion on the litigation proceeds.

NGLs sales. Revenues from sales of NGLs increased from $440 million for the three months ended March 31, 2021 to $660 million for the three months ended March 31, 2022, an increase of $220 million, or 50%. Higher commodity prices (excluding the effects of derivative settlements) during the three months ended March 31, 2022 accounted for an approximate $235 million increase in year-over-year revenues (calculated as the change in the year-to-year average price times current year production volumes). Lower NGLs production volumes accounted for an approximate $15 million decrease in year-over-year NGL revenues (calculated as the change in year-to-year volumes times the prior year average price).

Oil sales. Revenues from sales of oil increased from $45 million for the three months ended March 31, 2021 to $63 million for the three months ended March 31, 2022, an increase of $18 million, or 42%. Higher oil prices, excluding the effects of derivative settlements, accounted for an approximate $29 million increase in year-over-year oil revenues (calculated as the change in the year-to-year average price times current year production volumes). Lower oil production volumes during the three months ended March 31, 2022 accounted for an approximate $11 million decrease in year-over-year oil revenues (calculated as the change in year-to-year volumes times the prior year average price).

Commodity derivative fair value losses. To achieve more predictable cash flows, and to reduce our exposure to price fluctuations, we enter into fixed for variable price swap contracts, swaptions, basis swap contracts and collar contracts when management believes that favorable future sales prices for our production can be secured. Because we do not designate these derivatives as accounting hedges, they do not receive hedge accounting treatment. Consequently, all mark-to-market gains or losses, as well as cash receipts or payments on settled derivative instruments, are recognized in our statements of operations. For the three months ended March 31, 2021 and 2022, our commodity hedges resulted in derivative fair value losses of $178 million and $1.0 billion, respectively. For the three months ended March 31, 2021, commodity derivative fair value losses included $5 million of cash proceeds for gains on settled derivatives. For the three months ended March 31, 2022, commodity derivative fair value losses included $285 million of cash payments on commodity settled derivatives losses.

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

Amortization of deferred revenue, VPP. Amortization of deferred revenues associated with the VPP decreased from $11 million for the three months ended March 31, 2021 to $9 million for the three months ended March 31, 2022, a decrease of $2 million or 17%, primarily due to a decrease in production volumes. Under the terms of the agreement, the production volumes are delivered at approximately $1.61 per MMBtu over the contractual term.

Lease operating expense. Lease operating expense decreased from $25 million for the three months ended March 31, 2021 to $18 million for the three months ended March 31, 2022, a decrease of $7 million or 28%, primarily due to lower production volumes. On a per unit basis, lease operating expenses decreased from $0.08 per Mcfe for the three months ended March 31, 2021 to $0.06 per Mcfe for the three months ended March 31, 2022, primarily due to lower water disposal costs, partially offset by decreased production and higher workover expense.

Gathering, compression, processing, and transportation expense. Gathering, compression, processing, and transportation expense decreased from $605 million for the three months ended March 31, 2021 to $590 million for the three months ended March 31, 2022, a decrease of $15 million or 2%, primarily a result of lower production and decreased gathering and compression costs, partially offset by higher processing costs between periods. Gathering and compression costs decreased from $0.74 per Mcfe for the three months ended March 31, 2021 to $0.71 per Mcfe for the three months ended March 31, 2022, primarily due to $12 million in incentive fee rebates earned from Antero Midstream during the three months ended March 31, 2022 that were not earned during the three months ended March 31, 2021. Processing costs increased from $0.62 per Mcfe for the three months ended March 31, 2021 to $0.67 per Mcfe for the three months ended March 31, 2022, primarily due to increased costs for ethane transportation as well as increased processing fees as a result of an annual CPI-based adjustment during the first quarter of 2022. Transportation costs increased from $0.67 per Mcfe for the three months ended March 31, 2021 to $0.70 per Mcfe for the three months ended March 31, 2022, primarily due to higher fuel costs between periods.

Production and ad valorem tax expense.  Total production and ad valorem taxes increased from $45 million for the three months ended March 31, 2021 to $53 million for the three months ended March 31, 2022, an increase of $8 million, or 18% primarily due to higher commodity prices between periods. On a per Mcfe basis, production and ad valorem taxes increased from $0.15 per Mcfe for the three months ended March 31, 2021 to $0.19 per Mcfe for the three months ended March 31, 2022. Production and ad valorem taxes as a percentage of natural gas revenues remained relatively consistent at 6% and 5% for the three months ended March 31, 2021 and 2022, respectively.

General and administrative expense. General and administrative expense (excluding equity-based compensation expense) decreased from $38 million for the three months ended March 31, 2021 to $31 million for the three months ended March 31, 2022, a decrease of $7 million, or 19%, primarily due to lower salary and wage expense between periods and lower professional service fees. On a per-unit basis, general and administrative expense excluding equity-based compensation decreased from $0.13 per Mcfe for the three months ended March 31, 2021 to $0.11 per Mcfe for the three months ended March 31, 2022, primarily due to lower overall general and administrative expense between periods.

Equity-based compensation expense. Noncash equity-based compensation expense decreased from $6 million for the three months ended March 31, 2021 to $5 million for the three months ended March 31, 2022, a decrease of $1 million or 18%, primarily due to lower restricted share unit awards granted during 2020 (which vest over a four year service period) and equity award forfeitures, partially offset by new awards granted to employees. When an equity award is forfeited, expense previously recognized for the award is reversed. See Note 9—Equity Based Compensation and Cash Awards to the unaudited condensed consolidated financial statements for more information.

Depletion, depreciation, and amortization expense. Depletion, depreciation and amortization (“DD&A”) expense decreased from $194 million for the three months ended March 31, 2021 to $168 million for the three months ended March 31, 2022, a decrease of $26 million, or 13%, primarily as a result of increased proved reserve volumes due to higher commodity prices as well as lower production volumes between periods. DD&A expense decreased from $0.65 per Mcfe for the three months ended March 31, 2021 to $0.60 per Mcfe March 31, 2022, primarily as a result of increased proved reserve volumes between periods.

Impairment of oil and gas properties. Impairment of oil and gas properties decreased from $34 million for the three months ended March 31, 2021 to $22 million for the three months ended March 31, 2022, a decrease of $12 million, or 34%, primarily related to lower impairments of expiring leases between periods. During both periods, we recognized impairments primarily related to expiring leases and initial costs related to pads we no longer plan to place into service.

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

The net effect of our marketing segment changes from net marketing income of $3 million, or $0.01 per Mcfe, for the three months ended March 31, 2021 to net marketing expenses of $30 million, or $0.10 per Mcfe, for the three months ended March 31, 2022, primarily due to lower volumes and lower gas marketing margins between periods.

Marketing revenue. Marketing revenue decreased from $165 million for the three months ended March 31, 2021 to $69 million for the three months ended March 31, 2022, a decrease of $96 million, or 58%, primarily due to lower marketing volumes between periods, partially offset by increased commodity prices between periods. Lower natural gas marketing volumes accounted for a $115 million decrease in year-over-year marketing revenues (calculated as the change in year-to-year volumes times the prior year average price), and changes in our natural gas prices accounted for an approximate $15 million increase in year-over-year marketing revenues (calculated as the change in the year-to-year average price times current year marketing volumes). Higher oil marketing volumes accounted for a $4 million increase in year-over-year marketing revenues (calculated as the change in year-to-year volumes times the prior year average price), and changes in our oil prices accounted for an approximate $5 million increase in year-over-year marketing revenues (calculated as the change in the year-to-year average price times current year marketing volumes). Lower ethane marketing volumes accounted for a $3 million decrease in year-over-year marketing revenues (calculated as the change in year-to-year volumes times the prior year average price), and changes in our ethane prices accounted for an approximate $5 million increase in year-over-year marketing revenues (calculated as the change in the year-to-year average price times current year marketing volumes). Lower NGL marketing volumes between periods also contributed to decreased marketing revenues during the three months ended March 31, 2022.

Marketing expense. Marketing expense decreased from $162 million for the three months ended March 31, 2021 to $99 million for the three months ended March 31, 2022, a decrease of $63 million, or 39%. Marketing expense includes the cost of third-party purchased natural gas, NGLs and oil as well as firm transportation costs, including costs related to current excess firm capacity. The cost of third-party natural gas decreased approximately $54 million, which was partially offset by increased oil purchases of approximately $8 million between periods. The total costs decreased primarily due to decreased marketing volumes between periods, partially offset by increased commodity prices. Firm transportation costs were $56 million for the three months ended March 31, 2021 and $38 million for the three months ended March 31, 2022, a decrease of $18 million due to the reduction in firm transportation commitments and third-party marketed volumes between periods.

Antero Midstream Segment

Antero Midstream revenue.  Revenue from the Antero Midstream segment decreased from $224 million for the three months ended March 31, 2021 to $218 million for the three months ended March 31, 2022, a decrease of $6 million, primarily due to a decrease in low pressure revenues due to higher fee rebates earned by us and lower water handling revenue as a result of decreased well completions period-over-period, partially offset by higher compression and high pressure gathering revenues due to increased throughput between periods as well as higher low pressure, compression and high pressure fees as a result of an annual CPI-based adjustment.

Antero Midstream operating expense. Total operating expense related to the segment decreased from $91 million for the three months ended March 31, 2021 to $89 million for the three months ended March 31, 2022 primarily due to increased direct operating costs as a result of resuming fresh water deliveries to us in the Utica Shale and a loss on the sale of excess pipe inventory during the three months ended March 31, 2021 compared to a gain on asset sale of miscellaneous equipment and pipe inventory during the three months ended March 31, 2022.

Discussion of Items Not Allocated to Segments

Interest expense. Interest expense decreased from $43 million for the three months ended March 31, 2021 to $38 million for the three months ended March 31, 2022, a decrease of $5 million or 12%, primarily due to the reduction in debt as a result of the repurchase of certain of our unsecured senior notes between periods. Interest expense includes approximately $5 million and $1 million of amortization of debt issuance costs and debt discounts and premiums for the three months ended March 31, 2021 and 2022, respectively.

Loss on early extinguishment of debt. On January 12, 2021, we completed a registered direct offering (the “January Share Offering”) of an aggregate of 31.4 million shares of our common stock at a price of $6.35 per share to certain holders of our 4.25% convertible senior notes due 2026 (the “2026 Convertible Notes”). We used the proceeds from the January Share Offering and approximately $63 million of borrowings under the senior secured revolving credit facility prior to October 26, 2021 to repurchase from such holders $150 million aggregate principal amount of the 2026 Convertible Notes in privately negotiated transactions (the “January Convertible Note Repurchase,” and, collectively with the January Share Offering, the “January Equitization Transactions”). Additionally, during the three months ended March 31, 2021, we redeemed $661 million of our 5.125% senior notes due December 1, 2022 (the “2022 Notes”) at par, plus accrued and unpaid interest and recognized a $2 million loss on early extinguishment of debt. As result, the 2022 Notes were fully retired as of February 10, 2021. During the three months ended March 31, 2022, we redeemed the remaining $585 million aggregate principal amount of our 2025 Notes at a redemption price of 101.25% of par, plus accrued and unpaid interest, which resulted in a loss on early debt extinguishment of $11 million. See Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements.

Loss on convertible note equitization. During the three months ended March 31, 2021, we recognized a loss of $39 million for the January Equitization Transactions, which represents the consideration paid in excess of the original terms of the 2026 Convertible Notes. There were no equitization transactions during the three months ended March 31, 2022. See Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements for more information.

Income tax benefit. Income tax benefit increased from $3 million, with an effective tax rate of 21%, for the three months ended March 31, 2021 to $53 million, with an effective tax rate of 23%, for the three months ended March 31, 2022, an increase of $50 million. The increase in tax benefit was primarily due to a higher loss before income taxes between periods.

Capital Resources and Liquidity

Sources and Uses of Cash

Our primary sources of liquidity have been through net cash provided by operating activities, borrowings under our senior secured revolving credit facility (the “Credit Facility”), issuances of debt and equity securities and additional contributions from our asset sales program, including our drilling partnership. Our primary use of cash has been for the exploration, development and acquisition of oil and natural gas properties. As we develop our reserves, we continually monitor what capital resources, including equity and debt financings, are available to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. Our future success in growing our proved reserves and production will be highly dependent on net cash provided by operating activities and the capital resources available to us. For information about the impacts of COVID-19 on our capital resources and liquidity, see “—COVID-19 Pandemic.”

Based on strip prices as of March 31, 2022, we believe that net cash provided by operating activities, distributions from our unconsolidated affiliate and available borrowings under the Credit Facility will be sufficient to meet our cash requirements, including normal operating needs, debt service obligations, capital expenditures and commitments and contingencies for at least the next 12 months.

Cash Flows

The following table summarizes our cash flows (in thousands):

	Three Months Ended March 31,
	2021	2022
Net cash provided by operating activities	$563,731	565,673
Net cash used in investing activities	(122,975)	(215,117)
Net cash used in financing activities	(440,756)	(350,556)
Net increase in cash and cash equivalents	$—	—

Operating Activities. Net cash provided by operating activities was $564 million and $566 million for the three months ended March 31, 2021 and 2022, respectively. Net cash provided by operating activities increased primarily due to increases in commodity prices both before and after the effects of settled commodity derivatives, partially offset by increased cash utilized for working capital, decreased production, increased net marketing expense and increased production and ad valorem taxes between periods.

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

Investing Activities. Net cash used in investing activities increased from $123 million for the three months ended March 31, 2021 to $215 million for the three months ended March 31, 2022, primarily due to an increase in capital expenditures of $93 million between periods.

Financing Activities. Net cash flows used in financing activities decreased from $441 million for the three months ended March 31, 2021 to $351 million for the three months ended March 31, 2022. During the three months ended March 31, 2021, we issued $500 million aggregate principal amount of 8.375% senior notes due July 15, 2026 and $700 million aggregate principal amount of 7.625% senior notes due February 1, 2029 (net of $15 million of aggregate debt issuance costs), of which proceeds were used to (i) redeem $661 million aggregate principal amount of our 2022 Notes, which were fully retired, (ii) and partially repay borrowings on our senior secured revolving credit facility. Also, during the three months ended March 31, 2021, we completed the January Share Offering and used the proceeds and approximately $63 million of borrowings under the senior secured revolving credit facility to repurchase $150 million aggregate principal amount of the 2026 Convertible Notes in privately negotiated transactions. Additionally, during the three months ended March 31, 2021, we distributed $25 million to the noncontrolling interest in Martica. During the three months ended March 31, 2022, we (i) redeemed $585 million aggregate principal amount of our 2025 Notes (ii) repurchased 3.7 million shares of our common stock at a total cost of approximately $100 million and (iii) distributed $36 million to the noncontrolling interest in Martica. Additionally, we borrowed $388 million, net, on our Credit Facility during the three months ended March 31, 2022.

2022 Capital Budget and Capital Spending

On February 16, 2022, we announced our net capital budget for 2022 is $740 million to $775 million. Our budget includes: a range of $675 million to $700 million for drilling and completion and a range of $65 million to $75 million for leasehold expenditures. We do not budget for acquisitions. During 2022, we plan to complete 60 to 65 net horizontal wells in the Appalachian Basin. We periodically review our capital expenditures and adjust our budget and its allocation based on liquidity, drilling results, leasehold acquisition opportunities and commodity prices.

For the three months ended March 31, 2022, our total consolidated capital expenditures were approximately $206 million, including drilling and completion costs of $175 million, leasehold acquisitions of $24 million, and other capital expenditures of $7 million.

Debt Agreements

See Note 7—Long Term Debt to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2021 Form 10-K for information on our senior notes.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our unaudited condensed consolidated financial statements. Our more significant accounting policies and estimates include the successful efforts method of accounting for our production activities, estimates of natural gas, NGLs and oil reserve quantities and standardized measure of future cash flows and impairment of proved properties. We provide an expanded discussion of our more significant accounting policies, estimates and judgments in the 2021 Form 10-K. We believe these accounting policies reflect our more significant estimates and assumptions used in the preparation of our unaudited condensed consolidated financial statements. Also, see Note 2—Summary of Significant Accounting Policies to the consolidated financial statements, included in the 2021 Form 10-K, for a discussion of additional accounting policies and estimates made by management.

We evaluate the carrying amount of our proved natural gas, NGLs and oil properties for impairment for the Utica and Marcellus Shale properties, by property, when events or changes in circumstances indicate that a property’s carrying amount may not be recoverable. Under GAAP for successful efforts accounting, if the carrying amount exceeds the estimated undiscounted future net cash flows (measured using future prices), we estimate the fair value of our proved properties and record an impairment charge for any excess of the carrying amount of the properties over the estimated fair value of the properties.

Based on future prices as of March 31, 2022, the estimated undiscounted future net cash flows exceeded the carrying amount and no further evaluation was required. We have not recorded any impairment expenses associated with our proved properties during the three months ended March 31, 2021 and 2022.

Estimated undiscounted future net cash flows are sensitive to commodity price swings and a decline in prices could result in the carrying amount exceeding the estimated undiscounted future net cash flows at the end of a future reporting period, which would require us to further evaluate if an impairment charge would be necessary. If future prices decline from March 31, 2022, the fair value of our properties may be below their carrying amounts and an impairment charge may be necessary. We are unable, however, to predict future commodity prices with any reasonable certainty.

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

Our financial hedging activities are intended to support natural gas, NGLs and oil prices at targeted levels and to manage our exposure to natural gas, NGLs and oil price fluctuations. These contracts may include commodity price swaps whereby we will receive a fixed price and pay a variable market price to the contract counterparty, collars that set a floor and ceiling price for the hedged production, basis differential swaps or embedded options. These contracts are financial instruments and do not require or allow for physical delivery of the hedged commodity. As of March 31, 2022, our commodity derivatives included fixed price swaps and basis differential swaps at index-based pricing.

As of March 31, 2022, we had in place natural gas swaps covering portions of our projected production through 2023. Our commodity hedge position as of March 31, 2022 is summarized in Note 11—Derivative Instruments to our unaudited condensed consolidated financial statements. Under the Credit Facility, we are permitted to hedge up to 75% of our projected production for the next 60 months. We may enter into hedge contracts with a term greater than 60 months, and for no longer than 72 months, for up to 65% of our estimated production. Based on our production and our fixed price swap contracts and embedded put option that settled during the three months ended March 31, 2022, our revenues would have decreased by approximately $23 million for each $0.10 decrease per MMBtu in natural gas prices and $1.00 decrease per Bbl in oil and NGLs prices, excluding the effects of changes in the fair value of our derivative positions which remain open as of March 31, 2022.

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

Mark-to-market adjustments of derivative instruments cause earnings volatility but have no cash flow impact relative to changes in market prices until the derivative contracts are settled or monetized prior to settlement. We expect continued volatility in the fair value of our derivative instruments. Our cash flows are impacted when the associated derivative contracts are settled or monetized by making or receiving payments to or from the counterparty. As of March 31, 2022, the estimated fair value of our commodity derivative instruments was a net liability of $1.5 billion comprised of current and noncurrent assets and liabilities. As of December 31, 2021, the estimated fair value of our commodity derivative instruments was a net liability of $727 million comprised of current and noncurrent assets and liabilities.

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

Counterparty and Customer Credit Risk

Our principal exposures to credit risk are through receivables resulting from the following: commodity derivative contracts ($11 million as of March 31, 2022); and the sale of our natural gas, NGLs and oil production ($638 million as of March 31, 2022), which we market to energy companies, end users and refineries.

By using derivative instruments that are not traded on an exchange to hedge exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties. Credit risk is the potential failure of a counterparty to perform under the terms of a derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions that management deems to be competent and competitive market makers. The creditworthiness of our counterparties is subject to periodic review. We have commodity hedges in place with 11 different counterparties, 8 of which are lenders under our Credit Facility. As of March 31, 2022, we did not have any derivative assets by bank counterparties under our Credit Facility. The estimated fair value of our commodity derivative assets has been risk-adjusted using a discount rate based upon the counterparties’ respective published credit default swap rates (if available, or if not available, a discount rate based on the applicable Reuters bond rating) as of March 31, 2022 for each of the European and American banks. We believe that all of these institutions, currently, are acceptable credit risks. Other than as provided by the Credit Facility, we are not required to provide credit support or collateral to any of our counterparties under our derivative contracts, nor are they required to provide credit support to us. As of March 31, 2022, we did not have any past-due receivables from, or payables to, any of the counterparties to our derivative contracts.

We are also subject to credit risk due to the concentration of our receivables from several significant customers for sales of natural gas, NGLs and oil. We generally do not require our customers to post collateral. The inability or failure of our significant customers to meet their obligations to us, or their insolvency or liquidation, may adversely affect our financial results.

Interest Rate Risks

Our primary exposure to interest rate risk results from outstanding borrowings under the Credit Facility, which has a floating interest rate. The average annualized interest rate incurred on the Credit Facility for borrowings during the three months ended March 31, 2022 was approximately 3.19%. We estimate that a 1.0% increase in the applicable average interest rates for the three months ended March 31, 2022 would have resulted in an estimated $0.4 million increase in interest expense.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2022 at a level of reasonable assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this item is included in Note 14—Contingencies to our unaudited condensed consolidated financial statements and is incorporated herein.

Item 1A. Risk Factors

We are subject to certain risks and hazards due to the nature of the business activities we conduct. For a discussion of these risks, see “Item 1A.  Risk Factors” in the 2021 Form 10-K. There have been no material changes to the risks described in such report. We may experience additional risks and uncertainties not currently known to us. Furthermore, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect us.

Item 2. Unregistered Sales of Equity Securities

Issuer Purchases of Equity Securities

The following table sets forth our share purchase activity for each period presented:

			Total Number	Approximate
			of Shares	Dollar Value
			Repurchased	of Shares
			as Part of	that May
	Total Number		Publicly	Yet be Purchased
	of Shares	Average Price	Announced	Under the Plan
Period	Purchased	Paid Per Share	Plans	($ in thousands) (2)
January 1, 2022 - January 31, 2022 (1)	592,250	$17.52	—	N/A
February 1, 2022 - February 28, 2022	210,832	21.57	208,807	$995,498
March 1, 2022 - March 31, 2022	3,481,214	27.45	3,481,214	899,955
Total	4,284,296	$25.78	3,690,021
(1)	The total number of shares purchased includes shares of our common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of restricted stock and RSUs held by our employees.
(2)	On February 15, 2022, our Board of Directors authorized a share repurchase program that allows the Company to repurchase up to $1.0 billion of outstanding common stock.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
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
101*

The following financial information from this Quarterly Report on Form 10-Q of Antero Resources Corporation for the quarter ended March 31, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

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

ANTERO RESOURCES CORPORATION

By:	/s/ MICHAEL N. KENNEDY
Michael N. Kennedy
Chief Financial Officer and Senior Vice President–Finance

Date:	April 27, 2022