Form 10-Q
period 2022-09-30
ANTERO RESOURCES Corp
filed 2022-10-26
CIK 1433270

Fee

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The registrant had 300,136,446 shares of common stock outstanding as of October 21, 2022.

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

We caution investors that these forward-looking statements are subject to all of the risks and uncertainties incidental to our business, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, commodity price volatility, inflation, availability and cost of drilling, completion and production equipment and services, environmental risks, drilling and completion and other operating risks, marketing and transportation risks, regulatory changes or changes in law, the uncertainty inherent in estimating natural gas, NGLs and oil reserves and in projecting future rates of production, cash flows and access to capital, the timing of development expenditures, conflicts of interest among our stockholders, impacts of world health events (including the COVID-19 pandemic), cybersecurity risks, the state of markets for, and availability of, verified quality carbon offsets and the other risks described or referenced under the heading “Item 1A. Risk Factors” herein, including the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”), which is on file with the Securities and Exchange Commission (“SEC”).

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

PART I—FINANCIAL INFORMATION

ANTERO RESOURCES CORPORATION

Condensed Consolidated Balance Sheets

(In thousands)

		(Unaudited)
	December 31,	September 30,
	2021	2022
Assets
Current assets:
Accounts receivable	$78,998	23,770
Accrued revenue	591,442	924,343
Derivative instruments	757	954
Other current assets	14,922	28,587
Total current assets	686,119	977,654
Property and equipment:
Oil and gas properties, at cost (successful efforts method):
Unproved properties	1,042,118	999,273
Proved properties	12,646,303	13,103,294
Gathering systems and facilities	5,802	5,802
Other property and equipment	116,522	129,853
	13,810,745	14,238,222
Less accumulated depletion, depreciation and amortization	(4,283,700)	(4,587,529)
Property and equipment, net	9,527,045	9,650,693
Operating leases right-of-use assets	3,419,912	3,541,576
Derivative instruments	14,369	7,327
Investment in unconsolidated affiliate	232,399	222,882
Other assets	16,684	13,246
Total assets	$13,896,528	14,413,378

Liabilities and Equity
Current liabilities:
Accounts payable	$24,819	103,640
Accounts payable, related parties	76,240	74,584
Accrued liabilities	457,244	497,547
Revenue distributions payable	444,873	682,327
Derivative instruments	559,851	612,237
Short-term lease liabilities	456,347	535,347
Deferred revenue, VPP	37,603	32,330
Other current liabilities	11,140	6,010
Total current liabilities	2,068,117	2,544,022
Long-term liabilities:
Long-term debt	2,125,444	1,172,828
Deferred income tax liability, net	318,126	619,342
Derivative instruments	181,806	445,481
Long-term lease liabilities	2,964,115	3,007,636
Deferred revenue, VPP	118,366	95,514
Other liabilities	54,462	58,293
Total liabilities	7,830,436	7,943,116
Commitments and contingencies
Equity:
Stockholders' equity:
Preferred stock, $0.01 par value; authorized - 50,000 shares; none issued	—	—
Common stock, $0.01 par value; authorized - 1,000,000 shares; 313,930 shares and 303,131 shares issued and outstanding as of December 31, 2021 and September 30, 2022, respectively	3,139	3,031
Additional paid-in capital	6,371,398	5,941,977
Retained earnings (accumulated deficit)	(617,377)	266,468
Total stockholders' equity	5,757,160	6,211,476
Noncontrolling interests	308,932	258,786
Total equity	6,066,092	6,470,262
Total liabilities and equity	$13,896,528	14,413,378

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,
	2021	2022
Revenue and other:
Natural gas sales	$884,669	1,736,039
Natural gas liquids sales	598,327	620,816
Oil sales	56,734	67,025
Commodity derivative fair value losses	(1,250,466)	(530,523)
Marketing	232,685	159,985
Amortization of deferred revenue, VPP	11,404	9,478
Other income	530	1,804
Total revenue	533,883	2,064,624
Operating expenses:
Lease operating	25,363	27,453
Gathering, compression, processing and transportation	628,225	716,388
Production and ad valorem taxes	52,219	92,998
Marketing	266,751	185,377
Exploration and mine expenses	235	2,975
General and administrative (including equity-based compensation expense of $5,298 and $10,402 in 2021 and 2022, respectively)	32,442	42,903
Depletion, depreciation and amortization	182,810	169,607
Impairment of oil and gas properties	26,253	33,924
Accretion of asset retirement obligations	828	630
Contract termination	3,370	17,995
(Gain) loss on sale of assets	(539)	214
Total operating expenses	1,217,957	1,290,464
Operating income (loss)	(684,074)	774,160
Other income (expense):
Interest expense, net	(45,414)	(28,326)
Equity in earnings of unconsolidated affiliate	21,450	14,972
Loss on early extinguishment of debt	(16,567)	(30,307)
Loss on convertible note inducement	—	(169)
Transaction expense	(626)	—
Total other expense	(41,157)	(43,830)
Income (loss) before income taxes	(725,231)	730,330
Income tax benefit (expense)	158,656	(135,823)
Net income (loss) and comprehensive income (loss) including noncontrolling interests	(566,575)	594,507
Less: net income (loss) and comprehensive income (loss) attributable to noncontrolling interests	(17,257)	34,748
Net income (loss) and comprehensive income (loss) attributable to Antero Resources Corporation	$(549,318)	559,759

Income (loss) per share—basic	$(1.75)	1.83
Income (loss) per share—diluted	$(1.75)	1.72

Weighted average number of shares outstanding:
Basic	313,790	305,343
Diluted	313,790	325,997

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(In thousands, except per share amounts)

	Nine Months Ended September 30,
	2021	2022
Revenue and other:
Natural gas sales	$2,231,558	4,290,825
Natural gas liquids sales	1,503,027	1,983,509
Oil sales	153,326	219,504
Commodity derivative fair value losses	(2,260,062)	(1,807,565)
Marketing	562,928	335,173
Amortization of deferred revenue, VPP	33,833	28,125
Other income	551	3,578
Total revenue	2,225,161	5,053,149
Operating expenses:
Lease operating	71,555	70,486
Gathering, compression, processing and transportation	1,874,664	1,962,878
Production and ad valorem taxes	130,610	227,648
Marketing	627,822	415,571
Exploration and mine expenses	6,092	5,267
General and administrative (including equity-based compensation expense of $15,189 and $23,222 in 2021 and 2022, respectively)	108,693	123,033
Depletion, depreciation and amortization	564,166	511,390
Impairment of oil and gas properties	69,618	79,749
Accretion of asset retirement obligations	2,947	3,878
Contract termination	4,305	20,099
(Gain) loss on sale of assets	(2,827)	2,071
Total operating expenses	3,457,645	3,422,070
Operating income (loss)	(1,232,484)	1,631,079
Other income (expense):
Interest expense, net	(138,120)	(100,252)
Equity in earnings of unconsolidated affiliate	57,621	54,863
Loss on early extinguishment of debt	(82,836)	(45,375)
Loss on convertible note inducement and equitizations	(50,777)	(169)
Transaction expense	(3,102)	—
Total other expense	(217,214)	(90,933)
Income (loss) before income taxes	(1,449,698)	1,540,146
Income tax benefit (expense)	337,568	(308,302)
Net income (loss) and comprehensive income (loss) including noncontrolling interests	(1,112,130)	1,231,844
Less: net income (loss) and comprehensive income (loss) attributable to noncontrolling interests	(23,846)	63,369
Net income (loss) and comprehensive income (loss) attributable to Antero Resources Corporation	$(1,088,284)	1,168,475

Income (loss) per share—basic	$(3.55)	3.77
Income (loss) per share—diluted	$(3.55)	3.51

Weighted average number of shares outstanding:
Basic	306,201	309,954
Diluted	306,201	333,738

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands)

				Retained
			Additional	Earnings
	Common Stock		Paid-in	(Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Deficit)	Interests	Equity
Balances, December 31, 2020	268,672	$2,686	6,195,497	(430,478)	322,566	6,090,271
Issuance of common shares	31,388	314	238,551	—	—	238,865
Issuance of common units in Martica Holdings, LLC	—	—	—	—	51,000	51,000
Equity component of 2026 Convertible Notes, net	—	—	(116,381)	—	—	(116,381)
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	1,130	11	(5,656)	—	—	(5,645)
Equity-based compensation	—	—	5,642	—	—	5,642
Distributions to noncontrolling interests	—	—	—	—	(24,699)	(24,699)
Net income (loss) and comprehensive income (loss)	—	—	—	(15,499)	4,395	(11,104)
Balances, March 31, 2021	301,190	3,011	6,317,653	(445,977)	353,262	6,227,949
Issuance of common shares	11,588	116	125,262	—	—	125,378
Equity component of 2026 Convertible Notes, net	—	—	(79,497)	—	—	(79,497)
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	749	8	(3,893)	—	—	(3,885)
Equity-based compensation	—	—	4,249	—	—	4,249
Distributions to noncontrolling interests	—	—	—	—	(21,329)	(21,329)
Net loss and comprehensive loss	—	—	—	(523,467)	(10,984)	(534,451)
Balances, June 30, 2021	313,527	3,135	6,363,774	(969,444)	320,949	5,718,414
Equity component of 2026 Convertible Notes, net	—	—	36	—	—	36
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	339	3	(3,179)	—	—	(3,176)
Distributions to noncontrolling interest	—	—	—	—	(18,755)	(18,755)
Equity-based compensation	—	—	5,298	—	—	5,298
Net loss and comprehensive loss	—	—	—	(549,318)	(17,257)	(566,575)
Balances, September 30, 2021	313,866	$3,138	6,365,929	(1,518,762)	284,937	5,135,242

Balances, December 31, 2021	313,930	$3,139	6,371,398	(617,377)	308,932	6,066,092
Equity component of 2026 Convertible Notes, net	—	—	(24,411)	3,229	—	(21,182)
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	780	8	(10,385)	—	—	(10,377)
Repurchases and retirements of common stock	(3,690)	(37)	(74,745)	(25,263)	—	(100,045)
Equity-based compensation	—	—	4,649	—	—	4,649
Distributions to noncontrolling interests	—	—	—	—	(35,757)	(35,757)
Net loss and comprehensive loss	—	—	—	(156,419)	(18,277)	(174,696)
Balances, March 31, 2022	311,020	3,110	6,266,506	(795,830)	254,898	5,728,684
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	2,112	21	(54,463)	—	—	(54,442)
Conversion of 2026 Convertible Notes	921	9	3,955	—	—	3,964
Repurchases and retirements of common stock	(5,241)	(52)	(104,524)	(88,430)	—	(193,006)
Equity-based compensation	—	—	8,171	—	—	8,171
Distributions to noncontrolling interests	—	—	—	—	(31,541)	(31,541)
Net income and comprehensive income	—	—	—	765,135	46,898	812,033
Balances, June 30, 2022	308,812	3,088	6,119,645	(119,125)	270,255	6,273,863
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	25	—	(210)	—	—	(210)
Conversion of 2026 Convertible Notes	4,751	48	20,230	—	—	20,278
Repurchases and retirements of common stock	(10,457)	(105)	(208,090)	(174,166)	—	(382,361)
Equity-based compensation	—	—	10,402	—	—	10,402
Distributions to noncontrolling interest	—	—	—	—	(46,217)	(46,217)
Net income and comprehensive income	—	—	—	559,759	34,748	594,507
Balances, September 30, 2022	303,131	$3,031	5,941,977	266,468	258,786	6,470,262

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2021	2022
Cash flows provided by (used in) operating activities:
Net income (loss) including noncontrolling interests	$(1,112,130)	1,231,844
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, amortization and accretion	567,113	515,268
Impairments	69,618	79,749
Commodity derivative fair value losses	2,260,062	1,807,565
Losses on settled commodity derivatives	(481,083)	(1,484,660)
Payments for derivative monetizations	(4,569)	—
Deferred income tax expense (benefit)	(337,568)	307,326
Equity-based compensation expense	15,189	23,222
Equity in earnings of unconsolidated affiliate	(57,621)	(54,863)
Dividends of earnings from unconsolidated affiliate	105,325	93,854
Amortization of deferred revenue	(33,833)	(28,125)
Amortization of debt issuance costs, debt discount and debt premium	10,122	3,458
Settlement of asset retirement obligations	—	(946)
(Gain) loss on sale of assets	(2,827)	2,071
Loss on early extinguishment of debt	82,836	45,375
Loss on convertible note inducement and equitizations	50,777	169
Changes in current assets and liabilities:
Accounts receivable	(11,336)	55,229
Accrued revenue	(227,207)	(332,900)
Other current assets	(5,695)	(13,664)
Accounts payable including related parties	39,108	59,222
Accrued liabilities	124,382	36,632
Revenue distributions payable	117,819	237,453
Other current liabilities	16,470	(7,222)
Net cash provided by operating activities	1,184,952	2,576,057
Cash flows provided by (used in) investing activities:
Additions to unproved properties	(48,960)	(120,139)
Drilling and completion costs	(447,899)	(589,093)
Additions to other property and equipment	(14,082)	(12,188)
Proceeds from asset sales	3,192	1,147
Change in other assets	2,371	1,910
Change in other liabilities	(77)	—
Net cash used in investing activities	(505,455)	(718,363)
Cash flows provided by (used in) financing activities:
Repurchases of common stock	—	(675,412)
Issuance of senior notes	1,800,000	—
Repayment of senior notes	(1,424,354)	(1,011,313)
Borrowings (repayments) on bank credit facilities, net	(919,500)	9,000
Payment of debt issuance costs	(22,814)	(814)
Sale of noncontrolling interest	51,000	—
Distributions to noncontrolling interests in Martica Holdings LLC	(64,783)	(113,515)
Employee tax withholding for settlement of equity compensation awards	(12,706)	(65,029)
Convertible note inducement and equitizations	(85,648)	(169)
Other	(692)	(442)
Net cash used in financing activities	(679,497)	(1,857,694)
Net increase in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	—

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$130,947	148,668
Increase in accounts payable and accrued liabilities for additions to property and equipment	$33,547	23,633

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

These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, and, accordingly, do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of December 31, 2021 and September 30, 2022, results of operations for the three and nine months ended September 30, 2021 and 2022 and cash flows for the nine months ended September 30, 2021 and 2022. The Company has no items of other comprehensive income or loss; therefore, its net income or loss is equal to its comprehensive income or loss. Operating results for the period ended September 30, 2022 are not necessarily indicative of the results that may be expected for the full year because of the impact of fluctuations in prices received for natural gas, NGLs and oil, natural production declines, the uncertainty of exploration and development drilling results, fluctuations in the fair value of derivative instruments, the impacts of COVID-19 and other factors.

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

The Company considers all liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these instruments. From time to time, the Company may be in the position of a “book overdraft” in which outstanding checks exceed cash and cash equivalents. The Company classifies book overdrafts in accounts payable and revenue distributions payable within its condensed consolidated balance sheets, and classifies the change in accounts payable associated with book overdrafts as an operating activity within its unaudited condensed consolidated statements of cash flows. As of December 31, 2021, the book overdrafts included within accounts payable and revenue distributions payable were $5 million and $52 million, respectively. As of September 30, 2022, the book overdrafts included within accounts payable and revenue distributions payable were $61 million and $159 million, respectively.

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

The following is a reconciliation of the Company’s earnings (loss) attributable to common stockholders for basic and diluted earnings (loss) per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Net income (loss) attributable to Antero Resources Corporation—common shareholders	$(549,318)	559,759	(1,088,284)	1,168,475
Add: Interest expense for 2026 Convertible Notes	—	830	—	2,764
Less: Tax-effect of interest expense for 2026 Convertible Notes	—	(193)	—	(642)
Net income (loss) attributable to Antero Resources Corporation—common shareholders and assumed conversions	$(549,318)	560,396	(1,088,284)	1,170,597

Income (loss) per share—basic	$(1.75)	1.83	(3.55)	3.77
Income (loss) per share—diluted	$(1.75)	1.72	(3.55)	3.51

Weighted average common shares outstanding—basic	313,790	305,343	306,201	309,954
Weighted average common shares outstanding—diluted	313,790	325,997	306,201	333,738

The following is a reconciliation of the Company’s basic weighted average shares outstanding to diluted weighted average shares outstanding during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Basic weighted average number of shares outstanding	313,790	305,343	306,201	309,954
Add: Dilutive effect of RSUs	—	3,041	—	3,444
Add: Dilutive effect of PSUs	—	1,486	—	2,462
Add: Dilutive effect of stock options	—	—	—	—
Add: Dilutive effect of 2026 Convertible Notes	—	16,127	—	17,878
Diluted weighted average number of shares outstanding	313,790	325,997	306,201	333,738

Weighted average number of outstanding securities excluded from calculation of diluted earnings per common share (1):
RSUs	6,158	—	6,562	—
PSUs	2,748	—	2,706	—
Stock options	357	349	388	350
2026 Convertible Notes	18,778	—	18,778	—
(1)	The potential dilutive effects of these awards were excluded from the computation of diluted earnings (loss) per common share because the inclusion of these awards would have been anti-dilutive.
(e)	Income Taxes

The Company recognizes deferred tax assets and liabilities for temporary differences resulting from net operating loss carryforwards for income tax purposes and the differences between the financial statement and tax basis of assets and liabilities. The effect of changes in tax laws or tax rates is recognized in income during the period such changes are enacted. Deferred tax assets are

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

On July 8, 2022, Pennsylvania enacted new tax laws that are effective January 1, 2023 on a prospective basis that reduce the state’s corporate income tax rate. As a result of this tax law change, the Company’s net deferred income tax liability was reduced by $21 million with a corresponding charge to income tax expense in the unaudited condensed consolidated financial statements during the three and nine months ended September 30, 2022.

(f)	Recently Issued Accounting Standards

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

Upon adoption of this new standard, the Company reclassified $24 million, net of deferred income taxes and equity issuance costs, from additional paid-in capital and increased long-term debt by $27 million, reduced deferred income tax liability by $6 million and reduced accumulated deficit by $3 million as of January 1, 2022. Additionally, annual interest expense for the 2026 Convertible Notes beginning January 1, 2022 is based on an effective interest rate of 4.9% as compared to 15.1% for the three and nine months ended September 30, 2021.

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

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

The Company has accounted for the drilling partnership as a conveyance under ASC 932, Extractive Activities—Oil and Gas, and such conveyances are recorded in the unaudited condensed consolidated financial statements as QL obtains its proportionate working interest in each well. No gain or loss was recognized for the interests conveyed during the three and nine months ended September 30, 2021 and 2022.

(4) Revenue

(a)	Disaggregation of Revenue

The table set forth below presents revenue disaggregated by type and reportable segment to which it relates (in thousands). See Note 16—Reportable Segments to the unaudited condensed financial statements for more information on reportable segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022	Reportable Segment
Revenues from contracts with customers:
Natural gas sales	$884,669	1,736,039	2,231,558	4,290,825	Exploration and production
Natural gas liquids sales (ethane)	57,919	117,253	137,446	274,546	Exploration and production
Natural gas liquids sales (C3+ NGLs)	540,408	503,563	1,365,581	1,708,963	Exploration and production
Oil sales	56,734	67,025	153,326	219,504	Exploration and production
Marketing	232,685	159,985	562,928	335,173	Marketing
Total revenue from contracts with customers	1,772,415	2,583,865	4,450,839	6,829,011
Loss from derivatives, deferred revenue and other sources, net	(1,238,532)	(519,241)	(2,225,678)	(1,775,862)
Total revenue	$533,883	2,064,624	2,225,161	5,053,149

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(c) Contract Balances

Under the Company’s sales contracts, the Company invoices customers after its performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company’s contracts do not give rise to contract assets or liabilities. As of December 31, 2021 and September 30, 2022, the Company’s receivables from contracts with customers were $591 million and $924 million, respectively.

(5) Equity Method Investment

(a)	Summary of Equity Method Investment

As of September 30, 2022, Antero owned approximately 29.1% of Antero Midstream Corporation’s (“Antero Midstream”) common stock, which is reflected in Antero’s unaudited condensed consolidated financial statements using the equity method of accounting.

The following table sets forth a reconciliation of Antero’s investment in unconsolidated affiliate (in thousands):

Balance as of December 31, 2021 (1)	$232,399
Equity in earnings of unconsolidated affiliate	54,863
Dividends from unconsolidated affiliate	(93,854)
Elimination of intercompany profit	29,474
Balance as of September 30, 2022 (1)	$222,882
(1)	The fair value of the Company’s investment in Antero Midstream as of December 31, 2021 and September 30, 2022 was $1.3 billion based on the quoted market share price of Antero Midstream.
(b)	Summarized Financial Information of Antero Midstream

The tables set forth below present summarized financial information of Antero Midstream (in thousands):

Balance Sheet

		(Unaudited)
	December 31,	September 30,
	2021	2022
Current assets	$83,804	80,785
Noncurrent assets	5,460,197	5,483,036
Total assets	$5,544,001	5,563,821

Current liabilities	$114,009	106,382
Noncurrent liabilities	3,143,294	3,245,584
Stockholders' equity	2,286,698	2,211,855
Total liabilities and stockholders' equity	$5,544,001	5,563,821

Statement of Operations

	Nine Months Ended September 30,
	2021	2022
Revenues	$681,712	678,432
Operating expenses	254,905	283,112
Income from operations	426,807	395,320
Net income	$252,991	243,449

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(6) Accrued Liabilities

Accrued liabilities consisted of the following items (in thousands):

		(Unaudited)
	December 31,	September 30,
	2021	2022
Capital expenditures	$46,983	50,785
Gathering, compression, processing and transportation expenses	164,900	185,383
Marketing expenses	50,589	79,119
Interest expense, net	65,093	13,819
Production and ad valorem taxes	44,298	40,152
General and administrative expense	27,740	25,693
Derivative settlements payable	35,202	84,062
Other	22,439	18,534
Total accrued liabilities	$457,244	497,547

(7) Long-Term Debt

Long-term debt consisted of the following items (in thousands):

		(Unaudited)
	December 31,	September 30,
	2021	2022
Credit Facility (a)	$—	9,000
5.00% senior notes due 2025 (d)	584,635	—
8.375% senior notes due 2026 (e)	325,000	103,892
7.625% senior notes due 2029 (f)	584,000	415,837
5.375% senior notes due 2030 (g)	600,000	600,000
4.25% convertible senior notes due 2026 (h)	81,570	56,932
Total principal	2,175,205	1,185,661
Unamortized discount, net	(27,772)	—
Unamortized debt issuance costs	(21,989)	(12,833)
Long-term debt	$2,125,444	1,172,828

(a)	Senior Secured Revolving Credit Facility

Antero Resources has a senior secured revolving credit facility with a consortium of bank lenders. On October 26, 2021, Antero Resources entered into an amended and restated senior secured revolving credit facility (the “Credit Facility”). As of December 31, 2021 and September 30, 2022, the Credit Facility had a borrowing base of $3.5 billion and lender commitments of $1.5 billion. The borrowing base was re-affirmed in the semi-annual redetermination in October 2022. The maturity date of the Credit Facility is the earlier of (i) October 26, 2026 and (ii) the date that is 180 days prior to the earliest stated redemption date of any series of the Company’s then outstanding senior notes. As of September 30, 2022, the Credit Facility had an available borrowing capacity of $986 million.

The Credit Facility contains requirements with respect to leverage and current ratios, and certain covenants, including restrictions on our ability to incur debt and limitations on our ability to pay dividends unless certain customary conditions are met, in each case, subject to customary carve-outs and exceptions. Antero Resources was in compliance with all of the financial covenants under the Credit Facility as of December 31, 2021 and September 30, 2022.

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

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

As of December 31, 2021, Antero Resources had no borrowings under the Credit Facility and outstanding letters of credit of $531 million. As of September 30, 2022, Antero Resources had an outstanding balance under the Credit Facility of $9 million, with a weighted average interest rate of 5.20%, and had outstanding letters of credit of $505 million.

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

On January 4, 2021, Antero Resources issued $500 million of 8.375% senior notes due July 15, 2026 (the “2026 Notes”) at par. The Company redeemed $175 million of the 2026 Notes on July 1, 2021 and repurchased $221 million of the 2026 Notes during the second and third quarters of 2022, and as of September 30, 2022, $104 million principal amount of the 2026 Notes remained outstanding. See “—Debt Repurchase Program” below for more information. The 2026 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2026 Notes rank pari passu to Antero Resources’ other outstanding senior notes. The 2026 Notes are guaranteed on a full and unconditional and joint and several senior unsecured basis by Antero Resources’ existing subsidiaries that guarantee the Credit Facility and certain of its future restricted subsidiaries. Interest on the 2026 Notes is payable on January 15 and July 15 of each year. Antero Resources may redeem all or part of the 2026 Notes at any time on or after January 15, 2024 at redemption prices ranging from 104.188% on or after January 15, 2024 to 100.00% on or after January 15, 2026. At any time prior to January 15, 2024, Antero Resources may also redeem the 2026 Notes, in whole or in part, at a price equal to 100% of the principal amount of the 2026 Notes plus a “make-whole” premium and accrued and unpaid interest. If Antero Resources undergoes a change of control followed by a rating decline, the holders of the 2026 Notes will have the right to require Antero Resources to repurchase all or a portion of the notes at a price equal to 101% of the principal amount of the 2026 Notes, plus accrued and unpaid interest.

(f)	7.625% Senior Notes Due 2029

On January 26, 2021, Antero Resources issued $700 million of 7.625% senior notes due February 1, 2029 (the “2029 Notes”) at par. The Company redeemed $116 million of the 2029 Notes during the fourth quarter of 2021 and repurchased $168 million of the 2029 Notes during the second and third quarters of 2022, and as of September 30, 2022, $416 million principal amount of the 2029 Notes remained outstanding. See “—Debt Repurchase Program” below for more information. The 2029 Notes are unsecured and

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2029 Notes rank pari passu to Antero Resources’ other outstanding senior notes. The 2029 Notes are guaranteed on a full and unconditional and joint and several senior unsecured basis by Antero Resources’ existing subsidiaries that guarantee the Credit Facility and certain of its future restricted subsidiaries. Interest on the 2029 Notes is payable on February 1 and August 1 of each year. Antero Resources may redeem all or part of the 2029 Notes at any time on or after February 1, 2024 at redemption prices ranging from 103.813% on or after February 1, 2024 to 100.00% on or after February 1, 2027. In addition, on or before February 1, 2024, Antero Resources may redeem up to 35% of the aggregate principal amount of the 2029 Notes, but in an amount not greater than the net cash proceeds of certain equity offerings, if certain conditions are met, at a redemption price of 107.625% of the principal amount of the 2029 Notes, plus accrued and unpaid interest, which option the Company partially exercised on October 18, 2021 with its notice to redeem $116 million aggregate principal amount of outstanding 2029 Notes. At any time prior to February 1, 2024, Antero Resources may also redeem the 2029 Notes, in whole or in part, at a price equal to 100% of the principal amount of the 2029 Notes plus a “make-whole” premium and accrued and unpaid interest. If Antero Resources undergoes a change of control followed by a rating decline, the holders of the 2029 Notes will have the right to require Antero Resources to repurchase all or a portion of the notes at a price equal to 101% of the principal amount of the 2029 Notes, plus accrued and unpaid interest.

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

On August 21, 2020, Antero Resources issued $250 million in aggregate principal amount of 4.25% convertible senior notes due September 1, 2026 (the “2026 Convertible Notes”). On September 2, 2020, Antero Resources issued an additional $37.5 million of the 2026 Convertible Notes. During 2021, the Company completed the equitization transactions described below under “—Partial Equitizations of 2026 Convertible Notes,” that extinguished $206 million principal amount of the 2026 Convertible Notes. During the nine months ended September 30, 2022, $20 million aggregate principal amount of the 2026 Convertible Notes were converted pursuant to their terms, and an additional $5 million aggregate principal amount of the 2026 Convertible Notes were induced into conversion by the Company. The Company elected to settle these conversions by issuing approximately 6 million shares of common stock to the noteholders together with a cash inducement premium of $0.2 million. As of September 30, 2022, $57 million principal amount of the 2026 Convertible Notes remained outstanding. The 2026 Convertible Notes were issued pursuant to an indenture and are senior, unsecured obligations of Antero Resources. The 2026 Convertible Notes bear interest at a fixed rate of 4.25% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on March 1, 2021. Proceeds from the issuance of the 2026 Convertible Notes totaled $278.5 million, net of initial purchasers’ fees and issuance cost of $9 million. Each capitalized term used in this subsection but not otherwise defined in this Quarterly Report on Form 10-Q has the meaning as set forth in the indenture governing the 2026 Convertible Notes.

The initial conversion rate is 230.2026 shares of Antero Resources’ common stock per $1,000 principal amount of 2026 Convertible Notes, subject to adjustment upon the occurrence of specified events. As of September 30, 2022, the if-converted value of the 2026 Convertible Notes was $400 million, which exceeded the principal amount of the 2026 Convertible Notes by $343 million. The 2026 Convertible Notes will mature on September 1, 2026, unless earlier repurchased, redeemed or converted. Before May 1, 2026, noteholders will have the right to convert their 2026 Convertible Notes only upon the occurrence of the following events:

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

Upon conversion, Antero Resources may satisfy its conversion obligation by paying and/or delivering, as the case may be, cash, shares of Antero Resources’ common stock or a combination of cash and shares of Antero Resources’ common stock, at Antero Resources’ election, in the manner and subject to the terms and conditions provided in the indenture governing the 2026 Convertible Notes. The 2026 Convertible Notes have met the Stock Price Condition allowing holders of the 2026 Convertible Notes to exercise their conversion right as of September 30, 2022.

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

The 2026 Convertible Notes consist of the following (in thousands):

		(Unaudited)
	December 31,	September 30,
	2021	2022
Liability component:
Principal	$81,570	56,932
Less: unamortized note discount (1)	(27,772)	—
Less: unamortized debt issuance costs	(1,592)	(1,231)
Net carrying value	$52,206	55,701
Equity component (1)	$32,799	—
(1)	As of December 31, 2021, the equity component attributable to the outstanding 2026 Convertible Notes was recorded in additional paid-in capital net of $1 million of issuance costs and $8 million of deferred taxes. Upon adoption of ASU 2020-06 on January 1, 2022, the equity component was reclassified from additional paid-in capital to long-term debt and fully offset the remaining discount on the 2026 Convertible Notes. See Note 2—Summary of Significant Accounting Policies to the unaudited condensed consolidated financial statements.

Interest expense recognized on the 2026 Convertible Notes related to the stated interest rate, amortization of the debt discount and debt issuance costs totaled $2 million and $1 million for the three months ended September 30, 2021 and 2022, respectively, and $9 million and $3 million for the nine months ended September 30, 2021 and 2022, respectively.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(i)	Debt Repurchase Program

During the first quarter of 2021, the Company redeemed the remaining $661 million aggregate principal amount of its 2022 Notes at par, plus accrued and unpaid interest, and as a result, the 2022 Notes were fully retired as of February 10, 2021. The Company redeemed the remaining $574 million of the 2023 Notes at par, plus accrued and unpaid interest, during the second quarter of 2021. The 2023 Notes were fully retired as of June 1, 2021. During the third quarter of 2021, the Company redeemed $175 million of its 2026 Notes at a redemption price of 108.375% of the principal amount thereof, plus accrued and unpaid interest, and recognized a loss on early debt extinguishment of $17 million during the three months ended September 30, 2021.

During the first quarter of 2022, the Company redeemed the remaining $585 million aggregate principal amount of its 2025 Notes at a redemption price of 101.25% of the principal amount thereof, plus accrued and unpaid interest and recognized a loss on early debt extinguishment of $11 million. During the second quarter of 2022, the Company repurchased $13 million aggregate principal amount of its 2026 Notes and $50 million aggregate principal amount of its 2029 Notes at a weighted average of 106% of the principal amount thereof and recognized a loss on early debt extinguishment of $4 million. During the third quarter of 2022, the Company repurchased through its previously disclosed tender offer and open market transactions (i) $208 million aggregate principal amount of its 2026 Notes at a weighted average of 109% of the principal amount thereof, plus accrued and unpaid interest, and $118 million aggregate principal amount of its 2029 Notes at a weighted average of 107% of the principal amount thereof, plus accrued and unpaid interest. For the three and nine months ended September 30, 2022, the Company recognized a loss on early debt extinguishment from these repurchases of $30 million and $45 million, respectively.

(8) Asset Retirement Obligations

The following table presents a reconciliation of the Company’s asset retirement obligations (in thousands):

Asset retirement obligations—December 31, 2021	$53,952
Obligations incurred	2,445
Accretion expense	4,069
Settlement of obligations	(946)
Obligations on sold properties	(42)
Revisions to prior estimates	(1,467)
Asset retirement obligations—September 30, 2022	$58,011

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

A total of 8,406,240 shares were available for future grant under the 2020 Plan as of September 30, 2022.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

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

The Company’s equity-based compensation expense, by type of award, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
RSU awards	$3,327	4,974	9,957	12,468
PSU awards	1,452	5,070	3,211	9,501
Converted AM RSU Awards (1)	186	8	988	203
Equity awards issued to directors	333	350	1,033	1,050
Total expense	$5,298	10,402	15,189	23,222
(1)	Antero Resources recognized compensation expense for equity awards granted under both the 2013 Plan and the AMP Plan because the awards under the AMP Plan are accounted for as if they are distributed by Antero Midstream Partners to Antero Resources. Antero Resources allocates a portion of equity-based compensation expense related to grants prior to March 12, 2019 (date of deconsolidation) to Antero Midstream Partners based on its proportionate share of Antero Resources’ labor costs.
(a)	Restricted Stock Unit Awards

A summary of RSU award activity is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Total awarded and unvested—December 31, 2021	5,930,607	$5.15
Granted	992,843	35.02
Vested	(2,564,930)	4.80
Forfeited	(158,102)	10.63
Total awarded and unvested—September 30, 2022	4,200,418	$12.22

As of September 30, 2022, there was approximately $41 million of unamortized equity-based compensation expense related to unvested RSUs. That expense is expected to be recognized over a weighted average period of approximately 2.4 years.

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

In April 2022, the Company granted PSU awards to certain of its senior management and executive officers that vest based on Antero Resources’ absolute total shareholder return determined as of the last day of each of three one-year performance periods ending on April 15, 2023, April 15, 2024 and April 15, 2025, and one cumulative three-year performance period ending on April 15, 2025, in each case, subject to certain continued employment criteria (“2022 Absolute TSR PSUs”). The number of shares of common stock that may ultimately be earned following the end of the cumulative three-year performance period with respect to the 2022

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Absolute TSR PSUs ranges from zero to 200% of the target number of 2022 Absolute TSR PSUs originally granted. Expense related to these PSUs is recognized on a graded-vested basis over the term of each performance period. Forfeitures are accounted for as they occur by reversing the expense previously recognized for awards that were forfeited during the period.

The following table presents the assumptions used in the Monte Carlo valuation model and the grant date fair value information for the 2022 Absolute TSR PSUs:

Dividend yield	—%
Volatility	88%
Risk-free interest rate	2.65%
Weighted average fair value of awards granted—Absolute TSR	$47.53

Performance Share Unit Awards Based on Leverage Ratio

In April 2022, the Company granted PSUs to certain of its senior management and executive officers that vest based on the Company’s total debt less cash and cash equivalents divided by the Company’s Adjusted EBITDAX (as defined in the award agreement) determined as of the last day of each of three one-year performance periods ending on December 31, 2022, December 31, 2023 and December 31, 2024, in each case, subject to certain continued employment criteria (“Leverage Ratio PSUs”). The number of shares of common stock that may ultimately be earned following the end of the third performance period with respect to the Leverage Ratio PSUs ranges from zero to 200% of the target number of Leverage Ratio PSUs originally granted. Expense related to the Leverage Ratio PSUs is recognized on a graded-vested basis over the term of each performance period that reflects the number of shares of common stock that are expected to be issued at the end of each measurement period, and such expense is reversed if the likelihood of achieving the performance condition becomes improbable. As of September 30, 2022, the likelihood of achieving the performance conditions related to the Leverage Ratio PSUs was probable.

Summary Information for Performance Share Unit Awards

A summary of PSU award activity is as follows:

		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Total awarded and unvested—December 31, 2021	1,847,279	$8.31
Granted	436,537	29.98
Vested	(1,210,712)	9.26
Forfeited	—	—
Cancelled (unearned)	—	—
Total awarded and unvested—September 30, 2022	1,073,104	$16.05

As of September 30, 2022, there was approximately $15 million of unamortized equity-based compensation expense related to unvested PSUs. That expense is expected to be recognized over a weighted average period of approximately 1.6 years.

(c)	Converted AM RSU Awards

A summary of the Converted AM RSU Awards is as follows:

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value
Total awarded and unvested—December 31, 2021	81,707	$13.46
Granted	—	—
Vested	(78,880)	13.50
Forfeited	—	—
Total awarded and unvested—September 30, 2022	2,827	$12.38

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2022, there was less than $0.1 million of unamortized equity-based compensation expense related to unvested Converted AM RSU Awards. That expense is expected to be recognized over a weighted average period of 0.3 years, and the Company’s proportionate share will be allocated to it as it is recognized.

(d)	Stock Options

A summary of stock option activity is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Intrinsic
	Stock	Exercise	Contractual	Value
	Options	Price	Life	(in thousands) (1)
Outstanding—December 31, 2021	351,794	$50.79	3.0	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(3,417)	50.00
Outstanding—September 30, 2022	348,377	$50.80	2.1	$—
Vested—September 30, 2022	348,377	$50.80	2.1	$—
Exercisable—September 30, 2022	348,377	$50.80	2.1	$—
(1)	Intrinsic values are based on the exercise price of the options and the closing price of Antero Resources’ common stock on the referenced dates.

As of September 30, 2022, all stock options were fully vested resulting in no unamortized equity-based compensation expense.

(e)	Cash Awards

In January 2020, the Company granted cash awards of approximately $3 million to certain executives under the 2013 Plan, and compensation expense for these awards is recognized ratably over the vesting period for each of three tranches through January 20, 2023. In July 2020, the Company granted additional cash awards in the aggregate of $3 million to certain non-executive employees under the 2020 Plan that vest ratably over four years. As of December 31, 2021 and September 30, 2022, the Company has recorded approximately $2 million and $1 million, respectively, in Other liabilities in the condensed consolidated balance sheets related to unvested cash awards.

(10) Fair Value

The carrying values of accounts receivable and accounts payable as of December 31, 2021 and September 30, 2022 approximated market values because of their short-term nature. The carrying values of the amounts outstanding under the Credit Facility as of December 31, 2021 and September 30, 2022 approximated fair value because the variable interest rates are reflective of current market conditions.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

The following table sets forth the fair value and carrying value of the senior notes and 2026 Convertible Notes (in thousands):

			(Unaudited)
	December 31, 2021		September 30, 2022
	Fair	Carrying	Fair	Carrying
	Value (1)	Value (2)	Value (1)	Value (2)
2025 Notes	$594,866	581,117	—	—
2026 Notes	370,013	321,738	108,692	103,028
2029 Notes	654,080	577,149	415,837	411,363
2030 Notes	641,400	593,234	537,780	593,736
2026 Convertible Notes	331,655	52,206	400,454	55,701
Total	$2,592,014	2,125,444	1,462,763	1,163,828
(1)	Fair values are based on Level 2 market data inputs.
(2)	Carrying values are presented net of unamortized debt issuance costs and debt discounts or premiums.

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

The Company was party to various fixed price commodity swap contracts that settled during the three and nine months ended September 30, 2021 and 2022. The Company enters into these swap contracts when management believes that favorable future sales prices for the Company’s production can be secured. Under these swap agreements, when actual commodity prices upon settlement exceed the fixed price provided by the swap contracts, the Company pays the difference to the counterparty. When actual commodity prices upon settlement are less than the contractually provided fixed price, the Company receives the difference from the counterparty. In addition, the Company has entered into basis swap contracts in order to hedge the difference between the New York Mercantile Exchange (“NYMEX”) index price and a local index price. Under these basis swap agreements, when actual commodity prices upon settlement exceed the fixed price provided by the swap contracts, the Company receives the difference from the counterparty. When actual commodity prices upon settlement are less than the contractually provided fixed price, the Company pays the difference to the counterparty.

The Company’s derivative contracts have not been designated as hedges for accounting purposes; therefore, all gains and losses are recognized in the Company’s statements of operations.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2022, the Company’s fixed price swap positions excluding Martica, the Company’s consolidated VIE, were as follows:

				Weighted
				Average
Commodity / Settlement Period	Index	Contracted Volume		Price
Natural Gas
October-December 2022	Henry Hub	1,105,897	MMBtu/day	$2.48	/MMBtu
January-December 2023	Henry Hub	43,000	MMBtu/day	2.37	/MMBtu

In addition, the Company has a swaption agreement, which entitles the counterparty the right, but not the obligation, to enter into a fixed price swap agreement on December 21, 2023 to purchase 427,500 MMBtu per day at a price of $2.77 per MMBtu for the year ending December 31, 2024.

The Company also has a call option and an embedded put option tied to NYMEX pricing for the production volumes associated with the Company’s retained interest in the volumetric production payment transaction (“VPP”) properties. The put option was embedded within another contract, and since the embedded put option was not clearly and closely related to its host contract, the Company bifurcated this derivative instrument and reflects it at fair value in the unaudited condensed consolidated financial statements. As of September 30, 2022, the Company’s call option and embedded put option arrangements were as follows:

						Embedded
				Call Option		Put Option
Commodity / Settlement Period	Index	Contracted Volume		Strike Price		Strike Price
Natural Gas
October-December 2022	Henry Hub	59,000	MMBtu/day	$2.545	/MMBtu	$2.545	/MMBtu
January-December 2023	Henry Hub	55,000	MMBtu/day	2.466	/MMBtu	2.466	/MMBtu
January-December 2024	Henry Hub	53,000	MMBtu/day	2.477	/MMBtu	2.527	/MMBtu
January-December 2025	Henry Hub	44,000	MMBtu/day	2.564	/MMBtu	2.614	/MMBtu
January-December 2026	Henry Hub	32,000	MMBtu/day	2.629	/MMBtu	2.679	/MMBtu

As of September 30, 2022, the Company’s natural gas basis swap positions, which settle on the pricing index to basis differential of the Columbia Gas Transmission pipeline (“TCO”) to the NYMEX Henry Hub natural gas price were as follows:

				Weighted Average
Commodity / Settlement Period	Index to Basis Differential	Contracted Volume		Hedged Differential
Natural Gas
October-December 2022	NYMEX to TCO	60,000	MMBtu/day	$0.515	/MMBtu
January-December 2023	NYMEX to TCO	50,000	MMBtu/day	0.525	/MMBtu
January-December 2024	NYMEX to TCO	50,000	MMBtu/day	0.530	/MMBtu

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2022, the Company’s fixed price swap positions for Martica, the Company’s consolidated VIE, were as follows:

				Weighted
				Average
Commodity / Settlement Period	Index	Contracted Volume		Price
Natural Gas
October-December 2022	Henry Hub	40,592	MMBtu/day	$2.39	/MMBtu
January-December 2023	Henry Hub	35,616	MMBtu/day	2.35	/MMBtu
January-December 2024	Henry Hub	23,885	MMBtu/day	2.33	/MMBtu
January-March 2025	Henry Hub	18,021	MMBtu/day	2.53	/MMBtu

Propane
October-December 2022	Mont Belvieu Propane-OPIS Non-TET	952	Bbl/day	19.32	/Bbl

Natural Gasoline
October-December 2022	Mont Belvieu Natural Gasoline-OPIS Non-TET	288	Bbl/day	34.86	/Bbl
January-December 2023	Mont Belvieu Natural Gasoline-OPIS Non-TET	247	Bbl/day	40.74	/Bbl

Oil
October-December 2022	West Texas Intermediate	105	Bbl/day	43.50	/Bbl
January-December 2023	West Texas Intermediate	99	Bbl/day	44.88	/Bbl
January-December 2024	West Texas Intermediate	43	Bbl/day	44.02	/Bbl
January-March 2025	West Texas Intermediate	39	Bbl/day	45.06	/Bbl

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(b)	Summary

The table below presents a summary of the fair values of the Company’s derivative instruments and where such values are recorded in the condensed consolidated balance sheets (in thousands).

			(Unaudited)
	Balance Sheet	December 31,	September 30,
	Location	2021	2022
Asset derivatives not designated as hedges for accounting purposes:
Commodity derivatives—current	Derivative instruments	$—	—
Embedded derivatives—current	Derivative instruments	757	954
Commodity derivatives—noncurrent	Derivative instruments	—	—
Embedded derivatives—noncurrent	Derivative instruments	14,369	7,327

Total asset derivatives (1)		15,126	8,281

Liability derivatives not designated as hedges for accounting purposes:
Commodity derivatives—current (2)	Derivative instruments	559,851	612,237
Commodity derivatives—noncurrent (2)	Derivative instruments	181,806	445,481

Total liability derivatives (1)		741,657	1,057,718

Net derivatives liability (1)		$(726,531)	(1,049,437)
(1)	The fair value of derivative instruments was determined using Level 2 inputs.
(2)	As of December 31, 2021, approximately $55 million of commodity derivative liabilities, including $31 million of current commodity derivatives and $24 million of noncurrent commodity derivatives, are attributable to the Company’s consolidated VIE, Martica. As of September 30, 2022, approximately $84 million of commodity derivative liabilities, including $53 million of current commodity derivatives and $31 million of noncurrent commodity derivatives, are attributable to the Company’s consolidated VIE, Martica.

The following table sets forth the gross values of recognized derivative assets and liabilities, the amounts offset under master netting arrangements with counterparties, and the resulting net amounts presented in the condensed consolidated balance sheets as of the dates presented, all at fair value (in thousands):

				(Unaudited)
	December 31, 2021			September 30, 2022
			Net Amounts of			Net Amounts of
	Gross	Gross	Assets	Gross	Gross	Assets
	Amounts	Amounts Offset	(Liabilities) on	Amounts	Amounts Offset	(Liabilities) on
	Recognized	Recognized	Balance Sheet	Recognized	Recognized	Balance Sheet
Commodity derivative assets	$2,177	(2,177)	—	516	(516)	—
Embedded derivative assets	15,126	—	15,126	8,281	—	8,281
Commodity derivative liabilities	(743,834)	2,177	(741,657)	(1,058,234)	516	(1,057,718)

The following table sets forth a summary of derivative fair value gains and losses and where such values are recorded in the unaudited condensed consolidated statements of operations (in thousands):

	Statement of
	Operations	Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2021	2022	2021	2022
Commodity derivative fair value losses (1)	Revenue	$(1,238,384)	(500,557)	(2,228,076)	(1,732,720)
Embedded derivative fair value losses (1)	Revenue	(12,082)	(29,966)	(31,986)	(74,845)
(1)	The fair value of derivative instruments was determined using Level 2 inputs.

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(a)	Supplemental Balance Sheet Information Related to Leases

The Company’s lease assets and liabilities consisted of the following items (in thousands):

			(Unaudited)
		December 31,	September 30,
Leases	Balance Sheet Classification	2021	2022
Operating Leases
Operating lease right-of-use assets:
Processing plants	Operating lease right-of-use assets	$1,739,550	1,906,419
Drilling rigs and completion services	Operating lease right-of-use assets	9,860	64,022
Gas gathering lines and compressor stations (1)	Operating lease right-of-use assets	1,634,928	1,523,233
Office space	Operating lease right-of-use assets	33,083	42,760
Vehicles	Operating lease right-of-use assets	2,009	1,074
Other office and field equipment	Operating lease right-of-use assets	482	4,068
Total operating lease right-of-use assets		$3,419,912	3,541,576

Short-term operating lease obligation	Short-term lease liabilities	$455,950	535,014
Long-term operating lease obligation	Long-term lease liabilities	2,963,962	3,006,562
Total operating lease obligation		$3,419,912	3,541,576

Finance Leases
Finance lease right-of-use assets:
Vehicles	Other property and equipment	$550	1,407
Total finance lease right-of-use assets (2)		$550	1,407

Short-term finance lease obligation	Short-term lease liabilities	$397	333
Long-term finance lease obligation	Long-term lease liabilities	153	1,074
Total finance lease obligation		$550	1,407
(1)	Gas gathering lines and compressor station leases includes $1.5 billion related to Antero Midstream as of December 31, 2021 and September 30, 2022. See “—Related party lease disclosure” for additional discussion.
(2)	Financing lease assets are recorded net of accumulated amortization of $2 million and $1 million as of December 31, 2021 and September 30, 2022, respectively.

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(b)	Supplemental Information Related to Leases

Costs associated with operating and finance leases were included in the unaudited condensed consolidated statement of operations and comprehensive loss (in thousands):

			Three Months Ended September 30,		Nine Months Ended September 30,
Cost	Classification	Location	2021	2022	2021	2022
Operating lease cost	Statement of operations	Gathering, compression, processing and transportation	$386,033	378,246	1,147,985	1,109,422
Operating lease cost	Statement of operations	General and administrative	2,833	2,855	8,057	8,509
Operating lease cost	Statement of operations	Contract termination	3,369	12,000	4,213	12,000
Operating lease cost	Statement of operations	Lease operating	43	44	109	133
Operating lease cost	Balance sheet	Proved properties (1)	25,558	34,288	82,749	83,146
Total operating lease cost			$417,836	427,433	1,243,113	1,213,210

Finance lease cost:
Amortization of right-of-use assets	Statement of operations	Depletion, depreciation and amortization	$132	94	391	319
Interest on lease liabilities	Statement of operations	Interest expense	286	44	337	78
Total finance lease cost			$418	138	728	397

Short-term lease payments			$21,030	38,690	62,328	115,798
(1)	Capitalized costs related to drilling and completion activities.

(c)	Supplemental Cash Flow Information Related to Leases

The following table presents the Company’s supplemental cash flow information related to leases (in thousands):

	Nine Months Ended September 30,
	2021	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,042,684	1,067,786
Investing cash flows from operating leases	66,042	70,654
Financing cash flows from finance leases	692	441

Noncash activities:
Right-of-use assets obtained in exchange for new operating lease obligations	232,771	366,194
Increase to existing right-of-use assets and lease obligations from operating lease modifications, net (1)	345,066	119,290
(1)	During the nine months ended September 30, 2021, the weighted average discount rate for remeasured operating leases decreased from 14.4% as of December 31, 2020 to 5.5% as of September 30, 2021. During the nine months ended September 30, 2022, the weighted average discount rate for remeasured operating leases decreased from 5.6% as of December 31, 2021 to 5.2% as of September 30, 2022.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(d)	Maturities of Lease Liabilities

The table below is a schedule of future minimum payments for operating and financing lease liabilities as of September 30, 2022 (in thousands):

	Operating Leases	Financing Leases	Total
Remainder of 2022	$178,967	145	179,112
2023	706,880	510	707,390
2024	645,692	501	646,193
2025	585,209	459	585,668
2026	534,508	210	534,718
2027	442,252	—	442,252
Thereafter	1,203,662	—	1,203,662
Total lease payments	4,297,170	1,825	4,298,995
Less: imputed interest	(755,594)	(418)	(756,012)
Total	$3,541,576	1,407	3,542,983

(e)	Lease Term and Discount Rate

The following table sets forth the Company’s weighted average remaining lease term and discount rate:

(Unaudited)
	December 31, 2021		September 30, 2022
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term	7.6 years	1.9 years	7.4 years	3.5 years
Weighted average discount rate	5.5%	5.6%	5.3%	6.8%

(f)	Related Party Lease Disclosure

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

In December 2019, the Company and Antero Midstream agreed to extend the initial term of the gathering and compression agreement to 2038 and established a growth incentive fee program whereby low pressure gathering fees will be reduced from 2020 through 2023 to the extent the Company achieves certain volumetric targets at certain points during such time. Upon completion of the initial contract term, the gathering and compression agreement will continue in effect from year to year until such time as the agreement is terminated, effective upon an anniversary of the effective date of the agreement, by either the Company or Antero Midstream on or before the 180th day prior to the anniversary of such effective date. The Company did not achieve the quarterly volumetric target for either the first, second or third quarter of 2021, and therefore, did not earn any rebates for the three and nine months ended September 30, 2021. For the three and nine months ended September 30, 2022, the Company earned rebates of $12 million and $36 million, respectively, by achieving the quarterly volumetric target during each of the first, second and third quarters of 2022.

Gathering and compression fees paid by Antero related to this agreement were $178 million and $164 million for the three months ended September 30, 2021 and 2022, respectively. For the nine months ended September 30, 2021 and 2022, gathering and compression fees paid by Antero related to this agreement were $539 million and $492 million, respectively. As of December 31, 2021 and September 30, 2022, $54 million and $53 million, respectively, was included within Accounts payable, related parties on the condensed consolidated balance sheet as due to Antero Midstream related to this agreement.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(13) Commitments

The following table sets forth a schedule of future minimum payments for firm transportation, drilling rig and completion services, processing, gathering and compression, and office and equipment agreements, which include leases that have a lease term in excess of one year as of September 30, 2022 (in thousands):

		Processing,
		Gathering,
		Compression
	Firm	and Water	Land Payment	Operating and	Imputed Interest
	Transportation	Service	Obligations	Financing Leases	for Leases
	(a)	(b)	(c)	(d)	(d)	Total
Remainder of 2022	$282,279	14,932	41	132,838	46,274	476,364
2023	1,157,330	71,650	—	538,749	168,641	1,936,370
2024	1,130,195	62,693	—	505,219	140,974	1,839,081
2025	1,107,995	51,391	—	471,022	114,646	1,745,054
2026	1,102,362	18,214	—	444,514	90,204	1,655,294
2027	1,098,497	16,927	—	374,087	68,165	1,557,676
Thereafter	5,860,221	84,876	—	1,076,554	127,108	7,148,759
Total	$11,738,879	320,683	41	3,542,983	756,012	16,358,598

(a)	Firm Transportation

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

(b)	Processing, Gathering, Compression and Water Service Commitments

The Company has entered into various long-term gas processing, gathering, compression and water service agreements. Certain of these agreements were determined to be leases. The minimum payment obligations under the agreements that are not leases are presented in this column.

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

The Company incurs costs associated with the delay or cancellation of certain contracts with third-parties. These costs are recorded in Contract termination and included in the statement of operations and comprehensive income (loss). There are no remaining payment obligations related to these delayed or cancelled contracts as of September 30, 2022.

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(b)	Reportable Segments Financial Information

The summarized operating results of the Company’s reportable segments are as follows (in thousands):

	Three Months Ended September 30, 2021
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream	Affiliates	Total
Sales and revenues:
Third-party	$300,668	232,685	245	(245)	533,353
Intersegment	530	—	224,559	(224,559)	530
Total revenue	301,198	232,685	224,804	(224,804)	533,883

Operating expenses:
Lease operating	25,363	—	—	—	25,363
Gathering, compression, processing, transportation and water handling	628,225	—	39,499	(39,499)	628,225
General and administrative	32,442	—	14,810	(14,810)	32,442
Depletion, depreciation and amortization	182,810	—	27,487	(27,487)	182,810
Impairment of oil and gas properties	26,253	—	—	—	26,253
Other	56,113	266,751	1,187	(1,187)	322,864
Total operating expenses	951,206	266,751	82,983	(82,983)	1,217,957
Operating income (loss)	$(650,008)	(34,066)	141,821	(141,821)	(684,074)
Equity in earnings of unconsolidated affiliates	$21,450	—	24,088	(24,088)	21,450
Capital expenditures for segment assets	$387,783	—	82,583	(82,583)	387,783

	Three Months Ended September 30, 2022
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream	Affiliates	Total
Sales and revenues:
Third-party	$1,904,302	159,985	1,651	(1,651)	2,064,287
Intersegment	337	—	229,383	(229,383)	337
Total revenue	1,904,639	159,985	231,034	(231,034)	2,064,624

Operating expenses:
Lease operating	27,453	—	—	—	27,453
Gathering, compression, processing, transportation and water handling	716,388	—	46,648	(46,648)	716,388
General and administrative	42,903	—	13,587	(13,587)	42,903
Depletion, depreciation and amortization	169,607	—	34,206	(34,206)	169,607
Impairment of oil and gas properties	33,924	—	—	—	33,924
Other	114,812	185,377	(1,177)	1,177	300,189
Total operating expenses	1,105,087	185,377	93,264	(93,264)	1,290,464
Operating income (loss)	$799,552	(25,392)	137,770	(137,770)	774,160
Equity in earnings of unconsolidated affiliates	$14,972	—	24,411	(24,411)	14,972
Capital expenditures for segment assets	$244,680	—	74,120	(74,120)	244,680

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

	Nine Months Ended September 30, 2021
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream	Affiliates	Total
Sales and revenues:
Third-party	$1,661,682	562,928	340	(340)	2,224,610
Intersegment	551	—	681,372	(681,372)	551
Total revenue	1,662,233	562,928	681,712	(681,712)	2,225,161

Operating expenses:
Lease operating	71,555	—	—	—	71,555
Gathering, compression, processing, transportation and water handling	1,874,664	—	118,368	(118,368)	1,874,664
General and administrative	108,693	—	46,991	(46,991)	108,693
Depletion, depreciation and amortization	564,166	—	80,956	(80,956)	564,166
Impairment of oil and gas properties	69,618	—	—	—	69,618
Other	141,127	627,822	8,590	(8,590)	768,949
Total operating expenses	2,829,823	627,822	254,905	(254,905)	3,457,645
Operating income (loss)	$(1,167,590)	(64,894)	426,807	(426,807)	(1,232,484)
Equity in earnings of unconsolidated affiliates	$57,621	—	66,347	(66,347)	57,621
Capital expenditures for segment assets	$510,941	—	156,948	(156,948)	510,941

	Nine Months Ended September 30, 2022
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream	Affiliates	Total
Sales and revenues:
Third-party	$4,716,827	335,173	2,288	(2,288)	5,052,000
Intersegment	1,149	—	676,144	(676,144)	1,149
Total revenue	4,717,976	335,173	678,432	(678,432)	5,053,149

Operating expenses:
Lease operating	70,486	—	—	—	70,486
Gathering, compression, processing, transportation and water handling	1,962,878	—	131,959	(131,959)	1,962,878
General and administrative	123,033	—	47,597	(47,597)	123,033
Depletion, depreciation and amortization	511,390	—	98,181	(98,181)	511,390
Impairment of oil and gas properties	79,749	—	—	—	79,749
Other	258,963	415,571	5,375	(5,375)	674,534
Total operating expenses	3,006,499	415,571	283,112	(283,112)	3,422,070
Operating income (loss)	$1,711,477	(80,398)	395,320	(395,320)	1,631,079
Equity in earnings of unconsolidated affiliates	$54,863	—	70,467	(70,467)	54,863
Capital expenditures for segment assets	$721,420	—	236,154	(236,154)	721,420

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

The summarized assets of the Company’s reportable segments are as follows (in thousands):

	As of December 31, 2021
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream	Affiliates	Total
Investments in unconsolidated affiliates	$232,399	—	696,009	(696,009)	232,399
Total assets	13,864,402	32,126	5,544,001	(5,544,001)	13,896,528

	(Unaudited)
	As of September 30, 2022
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream	Affiliates	Total
Investments in unconsolidated affiliates	$222,882	—	659,006	(659,006)	222,882
Total assets	14,350,938	62,440	5,563,821	(5,563,821)	14,413,378

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Balance Sheet
		(Unaudited)
	December 31, 2021	September 30, 2022
Accounts receivable, non-guarantor subsidiaries	$—	—
Accounts receivable, related parties	—	—
Other current assets	633,014	908,074
Total current assets	633,014	908,074
Noncurrent assets	12,480,350	12,753,226
Total assets	$13,113,364	13,661,300

Accounts payable, non-guarantor subsidiaries	$—	—
Accounts payable, related parties	76,240	74,584
Other current liabilities	1,961,041	2,421,768
Total current liabilities	2,037,281	2,496,352
Noncurrent liabilities	5,737,999	5,368,027
Total liabilities	$7,775,280	7,864,379

Statement of Operations

		Nine Months Ended
		September 30, 2022
Revenues		$4,955,613
Operating expenses		3,387,903
Income from operations		1,567,710
Net income and comprehensive income including noncontrolling interests		1,168,475
Net income and comprehensive income attributable to Antero Resources Corporation		$1,168,475

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

We have assembled a portfolio of long-lived properties that are characterized by what we believe to be low geologic risk and repeatability. Our drilling opportunities are focused in the Appalachian Basin. As of September 30, 2022, we held approximately 504,000 net acres of rich gas and dry gas properties located in the Appalachian Basin in West Virginia and Ohio. Our corporate headquarters are in Denver, Colorado.

Financing Highlights

Debt Repurchase Program

During the nine months ended September 30, 2022, we (i) fully redeemed the remaining $585 million of our outstanding 5.00% senior notes due March 1, 2025 (the “2025 Notes”) at a redemption price of 101.25% of the principal amount thereof, plus accrued and unpaid interest, and (ii) repurchased through our previously disclosed tender offer and open market transactions $221 million aggregate principal amount of our 8.375% senior notes due July 15, 2026 (the “2026 Notes”) at a weighted average of 109% of the principal amount thereof, plus accrued and unpaid interest, and $168 million aggregate principal amount of our 7.625% senior notes due February 1, 2029 ( the “2029 Notes”) at a weighted average of 107% of the principal amount thereof, plus accrued and unpaid interest. See Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements for more information.

Share Repurchase Program

On October 25, 2022, our Board of Directors authorized a $1.0 billion increase to our share repurchase program that allows us to repurchase up to $2.0 billion of outstanding common stock. Through September 30, 2022, we have repurchased 19 million shares of our common stock at a total cost of $675 million. The shares may be repurchased from time to time in open market transactions, through privately negotiated transactions or by other means in accordance with federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will be determined by us at our discretion and will depend on a variety of factors, including the market price of our common stock, general market and economic conditions and applicable legal requirements.

2026 Convertible Notes Conversions

During the nine months ended September 30, 2022, $20 million in aggregate principal amount of the 4.25% convertible senior notes due 2026 (the “2026 Convertible Notes”) were converted pursuant to their terms, and an additional $5 million in aggregate principal amount of the 2026 Convertible Notes were induced into conversion. We elected to settle these conversions by issuing approximately 6 million shares of common stock to the noteholders together with a cash inducement premium of $0.2 million. See Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements for more information.

Market Conditions and Business Trends

Commodity Markets

Prices for natural gas, NGLs and oil that we produce significantly impact our revenues and cash flows. Natural gas, NGL and oil benchmark prices have increased significantly during the nine months ended September 30, 2022 as compared to same period of 2021. As a result, we experienced a significant increase in price realizations during the three and nine months ended September 30, 2022. We monitor the economic factors that impact natural gas, NGL and oil prices, including domestic and foreign supply and demand indicators, domestic and foreign commodity inventories, the actions of Organization of Petroleum Exporting Countries and other large producing nations and the current Russia-Ukraine conflict, among others. In the current economic environment, we expect that commodity prices for some or all of the commodities we produce could remain volatile. This volatility is beyond our control and may adversely impact our business, financial condition, results of operations and future cash flows.

The following table details the average benchmark natural gas and oil prices:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Henry Hub (1) ($/Mcf)	$4.01	8.20	3.18	6.77
West Texas Intermediate (2) ($/Bbl)	70.56	91.55	64.82	98.09
(1)	New York Mercantile Exchange first of month average natural gas price.
(2)	Energy Information Administration calendar month average settled futures price.

Hedge Position

Antero Resources (Excluding Martica)

We are exposed to certain commodity price risks relating to our ongoing business operations, and we use derivative instruments to manage such risks.  In addition, we periodically enter into contracts that contain embedded features that are required to be bifurcated and accounted for separately as derivatives. The tables and narrative below excludes derivative instruments attributable to Martica, our consolidated variable interest entity (“VIE”), since all gains or losses from such contracts are fully attributable to the noncontrolling interests in Martica.

As of September 30, 2022, our fixed price natural gas swap positions excluding Martica were as follows:

				Weighted
				Average
Commodity / Settlement Period	Index	Contracted Volume		Price
Natural Gas
October-December 2022	Henry Hub	102	Bcf	$2.48	/MMBtu
January-December 2023	Henry Hub	16	Bcf	2.37	/MMBtu
		118	Bcf	2.47	/MMBtu

In addition, we have a swaption agreement, which entitles the counterparty the right, but not the obligation, to enter into a fixed price swap agreement for approximately 156 Bcf at a price of $2.77 per MMBtu for the year ending December 31, 2024.

As of September 30, 2022, our natural gas basis swap positions settle on the pricing index to basis differential of the Columbia Gas Transmission pipeline (“TCO”) to the NYMEX Henry Hub natural gas price were as follows:

				Weighted Average
Commodity / Settlement Period	Index to Basis Differential	Contracted Volume		Hedged Differential
Natural Gas
October-December 2022	NYMEX to TCO	6	Bcf	$0.515	/MMBtu
January-December 2023	NYMEX to TCO	18	Bcf	0.525	/MMBtu
January-December 2024	NYMEX to TCO	18	Bcf	0.530	/MMBtu
		42	Bcf	0.525	/MMBtu

We also have a call option and an embedded put option tied to NYMEX pricing for the production volumes associated with the Company’s retained interest in the volumetric production payment transaction (“VPP”) properties. As of September 30, 2022, the Company’s call option and embedded put option arrangements were as follows:

						Embedded
				Call Option		Put Option
Commodity / Settlement Period	Index	Contracted Volume		Strike Price		Strike Price
Natural Gas
October-December 2022	Henry Hub	6	Bcf	$2.545	/MMBtu	$2.545	/MMBtu
January-December 2023	Henry Hub	20	Bcf	2.466	/MMBtu	2.466	/MMBtu
January-December 2024	Henry Hub	19	Bcf	2.477	/MMBtu	2.527	/MMBtu
January-December 2025	Henry Hub	16	Bcf	2.564	/MMBtu	2.614	/MMBtu
January-December 2026	Henry Hub	12	Bcf	2.629	/MMBtu	2.679	/MMBtu
		73	Bcf	2.523	/MMBtu	2.555	/MMBtu

We maintain a hedging program designed to mitigate volatility in commodity prices and to protect certain of our expected future cash flows for our future operations and capital spending plans. As of September 30, 2022, the estimated fair value of our commodity derivative contracts, excluding Martica, was a net liability of $1.0 billion. See Note 11—Derivative Instruments to the unaudited condensed consolidated financial statements for more information.

Martica

Our consolidated VIE, Martica, also maintains a portfolio of fixed swap natural gas, NGL and oil derivatives for the benefit of the noncontrolling interests in Martica. As such, all gains and losses attributable to Martica’s derivative portfolio are fully attributable to the noncontrolling interests in Martica. As of September 30, 2022, Martica’s fixed price natural gas, NGL and oil swap positions were as follows:

				Weighted
				Average
Commodity / Settlement Period	Index	Contracted Volume		Price
Natural Gas
October-December 2022	Henry Hub	3	Bcf	$2.39	/MMBtu
January-December 2023	Henry Hub	13	Bcf	2.35	/MMBtu
January-December 2024	Henry Hub	9	Bcf	2.33	/MMBtu
January-March 2025	Henry Hub	2	Bcf	2.53	/MMBtu
		27	Bcf	2.36	/MMBtu

Propane
October-December 2022	Mont Belvieu Propane-OPIS Non-TET	87,593	Bbl	19.32	/Bbl
		87,593	Bbl	19.32	/Bbl

Natural Gasoline
October-December 2022	Mont Belvieu Natural Gasoline-OPIS Non-TET	26,458	Bbl	34.86	/Bbl
January-December 2023	Mont Belvieu Natural Gasoline-OPIS Non-TET	90,002	Bbl	40.74	/Bbl
		116,460	Bbl	39.40	/Bbl

Oil
October-December 2022	West Texas Intermediate	9,679	Bbl	43.50	/Bbl
January-December 2023	West Texas Intermediate	36,000	Bbl	44.88	/Bbl
January-December 2024	West Texas Intermediate	15,699	Bbl	44.02	/Bbl
January-March 2025	West Texas Intermediate	3,535	Bbl	45.06	/Bbl
		64,913	Bbl	44.48	/Bbl

As of September 30, 2022, the estimated fair value of Martica’s commodity derivative contracts was a net liability of $84 million. See Note 11—Derivative Instruments to the unaudited condensed consolidated financial statements for more information.

Economic Indicators

The economy is experiencing elevated inflation levels as a result of global supply and demand imbalances, where global demand continues to outpace current supplies. For example, the BLS Consumer Price Index (“CPI”) for all urban consumers increased 8% from September 2021 to September 2022 as compared to the average annual increase of 3% over the previous 10 years. In order to manage the inflation risk currently present in the United States’ economy, the Federal Reserve has utilized monetary policy in the form of interest rate increases in an effort to bring the inflation rate in line with its stated goal of 2% on a long-term basis.

The global economy also continues to be impacted by the effects of the COVID-19 pandemic and global events, among other factors. These events have often caused global supply chain disruptions with additional pressure due to trade sanctions on Russia and other global trade restrictions, among others. However, our supply chain has not experienced any significant interruptions as a result of the COVID-19 pandemic or global supply and demand imbalances.

Inflationary pressures, particularly as they relate to certain of our long-term contracts with CPI-based adjustments, and supply chain disruptions could result in increases to our operating and capital costs that are not fixed and/or renegotiation of contracts and/or supply agreements, among others. These economic variables are beyond our control and may adversely impact our business, financial condition, results of operations and future cash flows. We have increased our 2022 drilling and completion capital budget by 15% during the nine months ended September 30, 2022, primarily due to (i) development optimization to retain our preferred crews resulting in more completions than budgeted and (ii) inflationary pressure related in part to higher services, diesel and steel costs. See “—Capital Resources and Liquidity—2022 Capital Budget and Capital Spending” for more information.

COVID-19 Pandemic

We have continued to operate throughout the COVID-19 pandemic, in some cases subject to federal, state and local regulations, and we are taking steps to protect the health and safety of our workers. We have implemented protocols to reduce the risk of an outbreak within our field operations and offices, and these protocols have not impacted our production, throughput or business activities. During the third quarter of 2022, we transitioned from a hybrid working arrangement for non-field level employees, which involved a combination of in-office and remote work-from-home arrangements, to an in-office working arrangement for all non-field level employees. We have been able to maintain a consistent level of effectiveness through these arrangements, including maintaining our day-to-day operations, our financial reporting systems and our internal control over financial reporting. We continue to monitor the COVID-19 environment in order to protect the health and safety of our employees.

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

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2022

The operating results of our reportable segments were as follows (in thousands):

	Three Months Ended September 30, 2021
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream	Affiliates	Total
Revenue and other:
Natural gas sales	$884,669	—	—	—	884,669
Natural gas liquids sales	598,327	—	—	—	598,327
Oil sales	56,734	—	—	—	56,734
Commodity derivative fair value losses	(1,250,466)	—	—	—	(1,250,466)
Gathering, compression, water handling and treatment	—	—	242,472	(242,472)	—
Marketing	—	232,685	—	—	232,685
Amortization of deferred revenue, VPP	11,404	—	—	—	11,404
Other income (loss)	530	—	(17,668)	17,668	530
Total revenue	301,198	232,685	224,804	(224,804)	533,883

Operating expenses:
Lease operating	25,363	—	—	—	25,363
Gathering and compression	218,815	—	16,161	(16,161)	218,815
Processing	207,093	—	—	—	207,093
Transportation	202,317	—	—	—	202,317
Water handling	—	—	23,338	(23,338)	—
Production and ad valorem taxes	52,219	—	—	—	52,219
Marketing	—	266,751	—	—	266,751
Exploration	235	—	—	—	235
General and administrative (excluding equity-based compensation)	27,144	—	11,555	(11,555)	27,144
Equity-based compensation	5,298	—	3,255	(3,255)	5,298
Depletion, depreciation and amortization	182,810	—	27,487	(27,487)	182,810
Impairment of oil and gas properties	26,253	—	—	—	26,253
Accretion of asset retirement obligations	828	—	114	(114)	828
Contract termination and other expenses	3,370	—	1,073	(1,073)	3,370
Gain on sale of assets	(539)	—	—	—	(539)
Total operating expenses	951,206	266,751	82,983	(82,983)	1,217,957
Operating income (loss)	$(650,008)	(34,066)	141,821	(141,821)	(684,074)

Equity in earnings of unconsolidated affiliates	$21,450	—	24,088	(24,088)	21,450

	Three Months Ended September 30, 2022
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream	Affiliates	Total
Revenue and other:
Natural gas sales	$1,736,039	—	—	—	1,736,039
Natural gas liquids sales	620,816	—	—	—	620,816
Oil sales	67,025	—	—	—	67,025
Commodity derivative fair value losses	(530,523)	—	—	—	(530,523)
Gathering, compression, water handling and treatment	—	—	248,702	(248,702)	—
Marketing	—	159,985	—	—	159,985
Amortization of deferred revenue, VPP	9,478	—	—	—	9,478
Other income (loss)	1,804	—	(17,668)	17,668	1,804
Total revenue	1,904,639	159,985	231,034	(231,034)	2,064,624

Operating expenses:
Lease operating	27,453	—	—	—	27,453
Gathering and compression	239,868	—	19,813	(19,813)	239,868
Processing	241,347	—	—	—	241,347
Transportation	235,173	—	—	—	235,173
Water handling	—	—	26,835	(26,835)	—
Production and ad valorem taxes	92,998	—	—	—	92,998
Marketing	—	185,377	—	—	185,377
Exploration and mine expenses	2,975	—	—	—	2,975
General and administrative (excluding equity-based compensation)	32,501	—	8,034	(8,034)	32,501
Equity-based compensation	10,402	—	5,553	(5,553)	10,402
Depletion, depreciation and amortization	169,607	—	34,206	(34,206)	169,607
Impairment of oil and gas properties	33,924	—	—	—	33,924
Accretion of asset retirement obligations	630	—	50	(50)	630
Contract termination and other expenses	17,995	—	865	(865)	17,995
Loss (gain) on sale of assets	214	—	(2,092)	2,092	214
Total operating expenses	1,105,087	185,377	93,264	(93,264)	1,290,464
Operating income (loss)	$799,552	(25,392)	137,770	(137,770)	774,160

Equity in earnings of unconsolidated affiliates	$14,972	—	24,411	(24,411)	14,972

Exploration and Production Segment

The following table sets forth selected operating data of the exploration and production segment:

			Amount of
	Three Months Ended September 30,		Increase	Percent
	2021	2022	(Decrease)	Change
Production data (1) (2):
Natural gas (Bcf)	205	200	(5)	(2)%
C2 Ethane (MBbl)	4,372	5,010	638	15%
C3+ NGLs (MBbl)	10,258	9,950	(308)	(3)%
Oil (MBbl)	932	804	(128)	(14)%
Combined (Bcfe)	299	294	(5)	(2)%
Daily combined production (MMcfe/d)	3,247	3,200	(47)	(1)%
Average prices before effects of derivative settlements (3):
Natural gas (per Mcf)	$4.31	8.69	4.38	102%
C2 Ethane (per Bbl)	$13.25	23.40	10.15	77%
C3+ NGLs (per Bbl)	$52.68	50.61	(2.07)	(4)%
Oil (per Bbl)	$60.87	83.41	22.54	37%
Weighted Average Combined (per Mcfe)	$5.15	8.23	3.08	60%
Average realized prices after effects of derivative settlements (3):
Natural gas (per Mcf)	$3.00	5.51	2.51	84%
C2 Ethane (per Bbl)	$13.25	23.40	10.15	77%
C3+ NGLs (per Bbl)	$38.67	50.27	11.60	30%
Oil (per Bbl)	$56.31	82.76	26.45	47%
Weighted Average Combined (per Mcfe)	$3.79	6.06	2.27	60%
Average costs (per Mcfe):
Lease operating	$0.08	0.09	0.01	13%
Gathering and compression	$0.73	0.81	0.08	11%
Processing	$0.69	0.82	0.13	19%
Transportation	$0.68	0.80	0.12	18%
Production and ad valorem taxes	$0.17	0.32	0.15	88%
Marketing (revenue) expense, net	$0.11	0.09	(0.02)	(18)%
Depletion, depreciation, amortization and accretion	$0.61	0.58	(0.03)	(5)%
General and administrative (excluding equity-based compensation)	$0.09	0.11	0.02	22%
*	Not meaningful.
(1)	Production data excludes volumes related to the VPP.
(2)	Oil and NGLs production was converted at 6 Mcf per Bbl to calculate total Bcfe production and per Mcfe amounts. This ratio is an estimate of the equivalent energy content of the products and may not reflect their relative economic value.
(3)	Average prices reflect the before and after effects of our settled commodity derivatives. Our calculation of such after effects includes gains on settlements of commodity derivatives, which do not qualify for hedge accounting because we do not designate or document them as hedges for accounting purposes.

Natural gas sales. Revenues from sales of natural gas increased from $885 million for the three months ended September 30, 2021 to $1.7 billion for the three months ended September 30, 2022, an increase of $851 million, or 96%. Higher commodity prices (excluding the effects of derivative settlements) during the three months ended September 30, 2022 accounted for an approximate $875 million increase in year-over-year natural gas sales revenue (calculated as the change in the year-to-year average price times current year production volumes). Lower natural gas production volumes accounted for an approximate $24 million decrease in year-over-year natural gas sales revenue (calculated as the change in year-to-year volumes times the prior year average price).

NGLs sales. Revenues from sales of NGLs increased from $598 million for the three months ended September 30, 2021 to $621 million for the three months ended September 30, 2022, an increase of $23 million, or 4%. Higher commodity prices (excluding the effects of derivative settlements) during the three months ended September 30, 2022 accounted for an approximate $30 million increase in year-over-year revenues (calculated as the change in the year-to-year average price times current year production volumes). Lower NGLs production volumes accounted for an approximate $7 million decrease in year-over-year NGL revenues (calculated as the change in year-to-year volumes times the prior year average price).

Oil sales. Revenues from sales of oil increased from $57 million for the three months ended September 30, 2021 to $67 million for the three months ended September 30, 2022, an increase of $10 million, or 18%. Higher oil prices, excluding the effects of derivative settlements, accounted for an approximate $18 million increase in year-over-year oil revenues (calculated as the change in the year-to-year average price times current year production volumes). Lower oil production volumes during the three months ended September 30, 2022 accounted for an approximate $8 million decrease in year-over-year oil revenues (calculated as the change in year-to-year volumes times the prior year average price).

Commodity derivative fair value losses. To achieve more predictable cash flows, and to reduce our exposure to price fluctuations, we enter into fixed for variable price swap contracts, swaptions, basis swap contracts and collar contracts when we believe that favorable future sales prices for our production can be secured. Because we do not designate these derivatives as accounting hedges, they do not receive hedge accounting treatment. Consequently, all mark-to-market gains or losses, as well as cash receipts or payments on settled derivative instruments, are recognized in our statements of operations. For the three months ended September 30, 2021 and 2022, our commodity hedges resulted in derivative fair value losses of $1.3 billion and $531 million, respectively. For the three months ended September 30, 2021 and 2022, commodity derivative fair value losses included $416 million and $640 million, respectively, of cash payments for settled commodity derivatives.

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

Amortization of deferred revenue, VPP. Amortization of deferred revenues associated with the VPP decreased from $11 million for the three months ended September 30, 2021 to $9 million for the three months ended September 30, 2022, a decrease of $2 million, or 17%, primarily due to lower production volumes between periods. Under the terms of the agreement, the production volumes are delivered at approximately $1.61 per MMBtu over the contractual term.

Lease operating expense. Lease operating expense increased from $25 million, or $0.08 per Mcfe, for the three months ended September 30, 2021 to $27 million, or $0.09 per Mcfe, for the three months ended September 30, 2022, an increase of $2 million, or $0.01 per Mcfe, primarily due to higher oilfield service costs and water disposal costs.

Gathering, compression, processing and transportation expense. Gathering, compression, processing and transportation expense increased from $628 million for the three months ended September 30, 2021 to $716 million for the three months ended September 30, 2022, an increase of $88 million, or 14%. Gathering and compression costs increased from $0.73 per Mcfe for the three months ended September 30, 2021 to $0.81 per Mcfe for the three months ended September 30, 2022, primarily due to higher compressor fuel costs as a result of higher commodity prices and an annual CPI-based adjustment between periods, partially offset by $12 million in incentive fee rebates earned from Antero Midstream during the three months ended September 30, 2022 that were not earned during the three months ended September 30, 2021. Processing costs increased from $0.69 per Mcfe for the three months ended September 30, 2021 to $0.82 per Mcfe for the three months ended September 30, 2022, primarily due to increased costs for NGL processing, which includes an annual CPI-based adjustment during the first quarter of 2022, and higher NGL transportation fees. Transportation costs increased from $0.68 per Mcfe for the three months ended September 30, 2021 to $0.80 per Mcfe for the three months ended September 30, 2022 primarily due to higher fuel costs as a result of higher commodity prices and demand fees between periods.

Production and ad valorem tax expense.  Total production and ad valorem taxes increased from $52 million for the three months ended September 30, 2021 to $93 million for the three months ended September 30, 2022, an increase of $41 million, or 78%, primarily due to higher commodity prices between periods. Production and ad valorem taxes as a percentage of natural gas revenues remained relatively consistent at 6% and 5% for the three months ended September 30, 2021 and 2022, respectively.

General and administrative expense. General and administrative expense (excluding equity-based compensation expense) increased from $27 million for the three months ended September 30, 2021 to $33 million for the three months ended September 30, 2022, an increase of $6 million, or 20%, primarily due to higher salary and wage expense, professional service fees and software license costs between periods. We had 506 and 554 employees as of September 30, 2021 and 2022, respectively. The higher general and administrative expense excluding equity-based compensation together with lower production volumes between periods resulted in per unit costs of $0.09 per Mcfe and $0.11 per Mcfe for the three months ended September 30, 2021 and 2022, respectively.

Equity-based compensation expense. Noncash equity-based compensation expense increased from $5 million for the three months ended September 30, 2021 to $10 million for the three months ended September 30, 2022, an increase of $5 million, or 96%, primarily due to an increase in the annual equity awards granted during the second quarter of 2022 as compared to prior years, which were temporarily and significantly reduced during 2020 and supplemented by our cash awards program. Our equity awards vest over three or four year service periods, and our equity incentive program returned to normal levels during 2021. See Note 9—Equity Based Compensation and Cash Awards to the unaudited condensed consolidated financial statements for more information.

Depletion, depreciation, and amortization expense. Depletion, depreciation and amortization (“DD&A”) expense decreased from $183 million, or $0.61 per Mcfe, for the three months ended September 30, 2021 to $170 million, or $0.58 per Mcfe, for the three months ended September 30, 2022, a decrease of $13 million, or $0.03 per Mcfe, primarily as a result of increased proved reserve volumes due to higher commodity prices as well as lower production volumes between periods.

Impairment of oil and gas properties. Impairment of oil and gas properties increased from $26 million for the three months ended September 30, 2021 to $34 million for the three months ended September 30, 2022, an increase of $8 million, or 29%, primarily related to higher impairments of expiring leases between periods. During both periods, we recognized impairments primarily related to expiring leases and initial costs related to pads we no longer plan to place into service.

Contract termination expense. Contract termination expense increased from $3 million for the three months ended September 30, 2021 to $18 million for the three months ended September 30, 2022, an increase of $15 million primarily due to a $12 million payment for the cancellation of the Smithburg 2 gas processing plant during the three months ended September 30, 2022.

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

Net marketing expense decreased from $34 million, or $0.11 per Mcfe, for the three months ended September 30, 2021 to $25 million, or $0.09 per Mcfe, for the three months ended September 30, 2022, primarily due to lower firm transportation commitments, partially offset by higher marketing losses between periods.

Marketing revenue. Marketing revenue decreased from $233 million for the three months ended September 30, 2021 to $160 million for the three months ended September 30, 2022, a decrease of $73 million, or 31%, primarily due to lower marketing volumes between periods, partially offset by increased commodity prices between periods. Lower natural gas marketing volumes accounted for a $276 million decrease in year-over-year marketing revenues (calculated as the change in year-to-year volumes times the prior year average price), and higher natural gas prices accounted for an approximate $201 million increase in year-over-year marketing revenues (calculated as the change in the year-to-year average price times current year marketing volumes). Higher oil marketing volumes accounted for a $5 million increase in year-over-year marketing revenues (calculated as the change in year-to-year volumes times the prior year average price), and higher oil prices accounted for an approximate $5 million increase in year-over-year marketing revenues (calculated as the change in the year-to-year average price times current year marketing volumes). Lower ethane marketing volumes accounted for a $13 million decrease in year-over-year marketing revenues (calculated as the change in year-to-year volumes times the prior year average price), and higher ethane prices accounted for an approximate $5 million increase in year-over-year marketing revenues (calculated as the change in the year-to-year average price times current year marketing volumes).

Marketing expense. Marketing expense decreased from $267 million for the three months ended September 30, 2021 to $185 million for the three months ended September 30, 2022, a decrease of $82 million, or 31%. Marketing expense includes the cost of third-party purchased natural gas, NGLs and oil as well as firm transportation costs, including costs related to current excess firm capacity. The cost of third-party natural gas and NGL purchases decreased approximately $67 million and $1 million, respectively, which was partially offset by increased oil purchases of approximately $9 million, between periods. The total costs decreased primarily due to lower marketing volumes between periods, partially offset by increased commodity prices. Firm transportation costs were $58 million for the three months ended September 30, 2021 and $35 million for the three months ended September 30, 2022, a decrease of $23 million due to the reduction in firm transportation commitments and third-party marketed volumes between periods.

Antero Midstream Segment

Antero Midstream revenue.  Revenue from the Antero Midstream segment increased from $225 million for the three months ended September 30, 2021 to $231 million for the three months ended September 30, 2022, an increase of $6 million, primarily due to higher (i) compression, high pressure gathering and fresh water delivery revenues due to annual CPI-based adjustments and (ii)

compression throughput between periods, partially offset by a decrease in low pressure revenues due to $12 million in higher fee rebates earned by us between periods.

Antero Midstream operating expense. Total operating expense related to the Antero Midstream segment increased from $83 million for the three months ended September 30, 2021 to $93 million for the three months ended September 30, 2022, an increase of $10 million, primarily due to higher low pressure gathering and compression throughput volumes, two new compressor stations that came online between periods and higher chemical, fuel and heavy maintenance expense.

Discussion of Items Not Allocated to Segments

Interest expense. Interest expense decreased from $45 million for the three months ended September 30, 2021 to $28 million for the three months ended September 30, 2022, a decrease of $17 million, or 38%, primarily due to the reduction in debt as a result of the repurchase of certain of our unsecured senior notes between periods. Interest expense includes approximately $2 million and $1 million of amortization of debt issuance costs and debt discounts and premiums for the three months ended September 30, 2021 and 2022, respectively.

Loss on early extinguishment of debt. During the three months ended September 30, 2021, we redeemed $175 million of our 2026 Notes at a redemption price of 108.375% of the principal amount thereof, plus accrued and unpaid interest, which resulted in a loss on early debt extinguishment of $17 million. During the three months ended September 30, 2022, we repurchased $208 million aggregate principal amount of our 2026 Notes at a weighted average of 109% of the principal amount thereof, plus accrued and unpaid interest and $118 million aggregate principal amount of our 2029 Notes at a weighted average of 107% of the principal amount thereof, plus accrued and unpaid interest, which resulted in a loss on early debt extinguishment of $30 million. See Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements for more information.

Income tax benefit (expense). For the three months ended September 30, 2021, we had an income tax benefit of $159 million, with an effective tax rate of 22%, due to a loss before income taxes of $725 million. For the three months ended September 30, 2022, we had income tax expense of $136 million, with an effective tax rate of 19%, due to income before income taxes of $730 million. The decrease in the effective tax rate between periods was primarily due to the impact of tax law changes in Pennsylvania enacted in 2022.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2022

The operating results of our reportable segments were as follows (in thousands):

	Nine Months Ended September 30, 2021
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream	Affiliates	Total
Revenue and other:
Natural gas sales	$2,231,558	—	—	—	2,231,558
Natural gas liquids sales	1,503,027	—	—	—	1,503,027
Oil sales	153,326	—	—	—	153,326
Commodity derivative fair value losses	(2,260,062)	—	—	—	(2,260,062)
Gathering, compression, water handling and treatment	—	—	734,716	(734,716)	—
Marketing	—	562,928	—	—	562,928
Amortization of deferred revenue, VPP	33,833	—	—	—	33,833
Other income (loss)	551	—	(53,004)	53,004	551
Total revenue	1,662,233	562,928	681,712	(681,712)	2,225,161

Operating expenses:
Lease operating	71,555	—	—	—	71,555
Gathering and compression	663,176	—	50,409	(50,409)	663,176
Processing	601,040	—	—	—	601,040
Transportation	610,448	—	—	—	610,448
Water handling	—	—	67,959	(67,959)	—
Production and ad valorem taxes	130,610	—	—	—	130,610
Marketing	—	627,822	—	—	627,822
Exploration	6,092	—	—	—	6,092
General and administrative (excluding equity-based compensation)	93,504	—	36,665	(36,665)	93,504
Equity-based compensation	15,189	—	10,326	(10,326)	15,189
Depletion, depreciation and amortization	564,166	—	80,956	(80,956)	564,166
Impairment of oil and gas properties	69,618	—	—	—	69,618
Accretion of asset retirement obligations	2,947	—	347	(347)	2,947
Loss (gain) on sale of assets	(2,827)	—	3,628	(3,628)	(2,827)
Contract termination and other expenses	4,305	—	4,615	(4,615)	4,305
Total operating expenses	2,829,823	627,822	254,905	(254,905)	3,457,645
Operating income (loss)	$(1,167,590)	(64,894)	426,807	(426,807)	(1,232,484)

Equity in earnings of unconsolidated affiliates	$57,621	—	66,347	(66,347)	57,621

	Nine Months Ended September 30, 2022
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream	Affiliates	Total
Revenue and other:
Natural gas sales	$4,290,825	—	—	—	4,290,825
Natural gas liquids sales	1,983,509	—	—	—	1,983,509
Oil sales	219,504	—	—	—	219,504
Commodity derivative fair value losses	(1,807,565)	—	—	—	(1,807,565)
Gathering, compression, water handling and treatment	—	—	731,436	(731,436)	—
Marketing	—	335,173	—	—	335,173
Amortization of deferred revenue, VPP	28,125	—	—	—	28,125
Other income (loss)	3,578	—	(53,004)	53,004	3,578
Total revenue	4,717,976	335,173	678,432	(678,432)	5,053,149

Operating expenses:
Lease operating	70,486	—	—	—	70,486
Gathering and compression	664,980	—	56,338	(56,338)	664,980
Processing	651,048	—	—	—	651,048
Transportation	646,850	—	—	—	646,850
Water handling	—	—	75,621	(75,621)	—
Production and ad valorem taxes	227,648	—	—	—	227,648
Marketing	—	415,571	—	—	415,571
Exploration and mine expenses	5,267	—	—	—	5,267
General and administrative (excluding equity-based compensation)	99,811	—	33,571	(33,571)	99,811
Equity-based compensation	23,222	—	14,026	(14,026)	23,222
Depletion, depreciation and amortization	511,390	—	98,181	(98,181)	511,390
Impairment of oil and gas properties	79,749	—	—	—	79,749
Accretion of asset retirement obligations	3,878	—	178	(178)	3,878
Loss (gain) on sale of assets	2,071	—	(2,242)	2,242	2,071
Contract termination and other expenses	20,099	—	7,439	(7,439)	20,099
Total operating expenses	3,006,499	415,571	283,112	(283,112)	3,422,070
Operating income (loss)	$1,711,477	(80,398)	395,320	(395,320)	1,631,079

Equity in earnings of unconsolidated affiliates	$54,863	—	70,467	(70,467)	54,863

Exploration and Production Segment

The following table sets forth selected operating data of the exploration and production segment:

			Amount of
	Nine Months Ended September 30,		Increase	Percent
	2021	2022	(Decrease)	Change
Production data (1) (2):
Natural gas (Bcf)	621	602	(19)	(3)%
C2 Ethane (MBbl)	13,132	13,040	(92)	(1)%
C3+ NGLs (MBbl)	30,624	29,744	(880)	(3)%
Oil (MBbl)	2,832	2,433	(399)	(14)%
Combined (Bcfe)	900	873	(27)	(3)%
Daily combined production (MMcfe/d)	3,297	3,198	(99)	(3)%
Average prices before effects of derivative settlements (3):
Natural gas (per Mcf) (4)	$3.60	7.13	3.53	98%
C2 Ethane (per Bbl)	$10.47	21.05	10.58	101%
C3+ NGLs (per Bbl)	$44.59	57.46	12.87	29%
Oil (per Bbl)	$54.14	90.23	36.09	67%
Weighted Average Combined (per Mcfe)	$4.32	7.44	3.12	72%
Average realized prices after effects of derivative settlements (3):
Natural gas (per Mcf)	$3.16	4.69	1.53	48%
C2 Ethane (per Bbl)	$10.24	21.02	10.78	105%
C3+ NGLs (per Bbl)	$38.11	57.06	18.95	50%
Oil (per Bbl)	$51.34	89.52	38.18	74%
Weighted Average Combined (per Mcfe)	$3.79	5.74	1.95	51%
Average costs (per Mcfe):
Lease operating	$0.08	0.08	—	—%
Gathering and compression	$0.74	0.76	0.02	3%
Processing	$0.67	0.75	0.08	12%
Transportation	$0.68	0.74	0.06	9%
Production and ad valorem taxes	$0.15	0.26	0.11	73%
Marketing expense, net	$0.07	0.09	0.02	29%
Depletion, depreciation, amortization and accretion	$0.63	0.59	(0.04)	(6)%
General and administrative (excluding equity-based compensation)	$0.10	0.11	0.01	10%
*	Not meaningful.
(1)	Production data excludes volumes related to the VPP.
(2)	Oil and NGLs production was converted at 6 Mcf per Bbl to calculate total Bcfe production and per Mcfe amounts. This ratio is an estimate of the equivalent energy content of the products and may not reflect their relative economic value.
(3)	Average prices reflect the before and after effects of our settled commodity derivatives. Our calculation of such after effects includes gains on settlements of commodity derivatives, which do not qualify for hedge accounting because we do not designate or document them as hedges for accounting purposes.
(4)	The average realized price for the nine months ended September 30, 2021 includes $85 million of net litigation proceeds related to a favorable litigation judgment. See Note 14—Contingencies to the unaudited condensed consolidated financial statements for further discussion on the litigation proceeds. Excluding the effect of the litigation proceeds received, the average realized price for natural gas would have been $3.46 per Mcf for the nine months ended September 30, 2021.

Natural gas sales. Revenues from sales of natural gas increased from $2.2 billion for the nine months ended September 30, 2021, which included litigation proceeds of $85 million, to $4.3 billion for the nine months ended September 30, 2022, an increase of $2.1 billion, or 92%. See Note 14—Contingencies to the unaudited condensed consolidated financial statements for more information on the litigation proceeds.

Excluding net litigation proceeds received during the nine months ended September 30, 2021, higher commodity prices (excluding the effects of derivative settlements) during the nine months ended September 30, 2022 accounted for an approximate $2.2 billion increase in year-over-year natural gas sales revenue (calculated as the change in the year-to-year average price excluding the net proceeds from the litigation times current year production volumes). Lower natural gas production volumes accounted for an approximate $68 million decrease in year-over-year natural gas sales revenue (calculated as the change in year-to-year volumes times the prior year average price excluding the net proceeds from the litigation). See Note 14—Contingencies to the unaudited condensed consolidated financial statements for further discussion on the litigation proceeds.

NGLs sales. Revenues from sales of NGLs increased from $1.5 billion for the nine months ended September 30, 2021 to $2.0 billion for the nine months ended September 30, 2022, an increase of $481 million, or 32%. Higher commodity prices (excluding the effects of derivative settlements) during the nine months ended September 30, 2022 accounted for an approximate $521 million increase in year-over-year revenues (calculated as the change in the year-to-year average price times current year production volumes). Lower NGLs production volumes accounted for an approximate $40 million decrease in year-over-year NGL revenues (calculated as the change in year-to-year volumes times the prior year average price).

Oil sales. Revenues from sales of oil increased from $153 million for the nine months ended September 30, 2021 to $220 million for the nine months ended September 30, 2022, an increase of $67 million, or 43%. Higher oil prices, excluding the effects of derivative settlements, accounted for an approximate $88 million increase in year-over-year oil revenues (calculated as the change in the year-to-year average price times current year production volumes). Lower oil production volumes during the nine months ended September 30, 2022 accounted for an approximate $21 million decrease in year-over-year oil revenues (calculated as the change in year-to-year volumes times the prior year average price).

Commodity derivative fair value losses. To achieve more predictable cash flows, and to reduce our exposure to price fluctuations, we enter into fixed for variable price swap contracts, swaptions, basis swap contracts and collar contracts when we believe that favorable future sales prices for our production can be secured. Because we do not designate these derivatives as accounting hedges, they do not receive hedge accounting treatment. Consequently, all mark-to-market gains or losses, as well as cash receipts or payments on settled derivative instruments, are recognized in our statements of operations. For the nine months ended September 30, 2021 and 2022, our commodity hedges resulted in derivative fair value losses of $2.3 billion and $1.8 billion, respectively. Commodity derivative fair value losses included $481 million of cash payments on commodity derivative losses as well as $5 million for payments on derivative monetizations for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, commodity derivative fair value losses included $1.5 billion of cash payments on commodity derivative losses.

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

Amortization of deferred revenue, VPP. Amortization of deferred revenues associated with the VPP decreased from $34 million for the nine months ended September 30, 2021 to $28 million for the nine months ended September 30, 2022, a decrease of $6 million or 17%, primarily due to lower production volumes between periods. Under the terms of the agreement, the production volumes are delivered at approximately $1.61 per MMBtu over the contractual term.

Lease operating expense. Lease operating expense remained relatively consistent at $72 million, or $0.08 per Mcfe, and $70 million, or $0.08 Mcfe, for the nine months ended September 30, 2021 and 2022, respectively.

Gathering, compression, processing and transportation expense. Gathering, compression, processing and transportation expense increased from $1.9 billion for the nine months ended September 30, 2021 to $2.0 billion for nine months ended September 30, 2022, an increase of $88 million, or 5% primarily due to an increase in processing and transportation costs. Gathering and compression costs increased from $0.74 per Mcfe for the nine months ended September 30, 2021 to $0.76 per Mcfe for the nine months ended September 30, 2022, primarily due to increased compressor fuel costs as a result of higher commodity prices and an annual CPI-based adjustment between periods, partially offset by $36 million in incentive fee rebates earned by us during the nine months ended September 30, 2022 that were not earned during the nine months ended September 30, 2021. Processing costs increased from $0.67 per Mcfe for the nine months ended September 30, 2021 to $0.75 per Mcfe for the nine months ended September 30, 2022, primarily due to increased costs for NGL processing, which includes an annual CPI-based adjustment during the first quarter of 2022, and NGL transportation. Transportation costs increased from $0.68 per Mcfe for the nine months ended September 30, 2021 to $0.74 per Mcfe for the nine months ended September 30, 2022 primarily due to higher fuel costs as a result of higher commodity prices between periods.

Production and ad valorem tax expense.  Production and ad valorem taxes increased from $131 million for the nine months ended September 30, 2021 to $228 million for the nine months ended September 30, 2022, an increase of $97 million, or 74%, primarily due to higher commodity prices between periods partially offset by $5 million for the litigation judgment in 2021. Production and ad valorem taxes as a percentage of natural gas revenues remained relatively consistent at 6% and 5% for the nine months ended September 30, 2021 and 2022, respectively.

General and administrative expense. General and administrative expense (excluding equity-based compensation expense) increased from $94 million for the nine months ended September 30, 2021 to $100 million for the nine months ended September 30, 2022, an increase of $6 million, or 7%, primarily due to higher salary and wage expense, professional service fees, office operating costs and software license costs between periods. We had 506 and 554 employees as of September 30, 2021 and 2022, respectively. This higher general and administrative expense excluding equity-based compensation together with lower production volumes between periods resulted in per unit costs of $0.10 per Mcfe for the nine months ended September 30, 2021 and $0.11 per Mcfe for the nine months ended September 30, 2022.

Equity-based compensation expense. Noncash equity-based compensation expense increased from $15 million for the nine months ended September 30, 2021 to $23 million for the nine months ended September 30, 2022, an increase of $8 million, or 53%, primarily due to an increase in the annual equity awards granted during the second quarter of 2022 as compared to prior years, which were temporarily and significantly reduced during 2020 and supplemented by our cash awards program. Our equity awards vest over three or four year service periods, and our equity incentive program returned to normal levels during 2021. See Note 9—Equity Based Compensation and Cash Awards to the unaudited condensed consolidated financial statements for more information on equity-based compensation awards.

Depletion, depreciation, and amortization expense. DD&A expense decreased from $564 million, or $0.63 per Mcfe, for the nine months ended September 30, 2021 to $511 million, or $0.59 per Mcfe, for the nine months ended September 30, 2022, a decrease of $53 million, or $0.04 per Mcfe, primarily as a result of increased proved reserve volumes due to higher commodity prices as well as lower production volumes between periods.

Impairment of oil and gas properties. Impairment of oil and gas properties increased from $70 million for the nine months ended September 30, 2021 to $80 million for the nine months ended September 30, 2022, an increase of $10 million, or 15%, primarily related to higher impairments of expiring leases between periods. During both periods, we recognized impairments primarily related to expiring leases as well as design and initial costs related to pads we no longer plan to place into service.

Contract termination expense. Contract termination expense increased from $4 million for the nine months ended September 30, 2021 to $20 million for the nine months ended September 30, 2022, an increase of $16 million primarily due to a $12 million payment for the cancellation of the Smithburg 2 gas processing plant during the three months ended September 30, 2022.

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

Net marketing expense increased from $65 million, or $0.07 per Mcfe, for the nine months ended September 30, 2021 to $80 million, or $0.09 per Mcfe, for the nine months ended September 30, 2022, primarily due to higher marketing losses, partially offset by lower firm transportation commitments between periods.

Marketing revenue. Marketing revenue decreased from $563 million for the nine months ended September 30, 2021 to $335 million for the nine months ended September 30, 2022, a decrease of $228 million, or 40%, primarily due to lower marketing volumes between periods, partially offset by increased commodity prices between periods. Lower natural gas marketing volumes accounted for a $694 million decrease in year-over-year marketing revenues (calculated as the change in year-to-year volumes times the prior year average price), and higher natural gas prices accounted for an approximate $438 million increase in year-over-year marketing revenues (calculated as the change in the year-to-year average price times current year marketing volumes). Higher oil marketing volumes accounted for a $12 million increase in year-over-year marketing revenues (calculated as the change in year-to-year volumes times the prior year average price), and higher oil prices accounted for an approximate $18 million increase in year-over-year marketing revenues (calculated as the change in the year-to-year average price times current year marketing volumes). Lower ethane marketing volumes accounted for a $18 million decrease in year-over-year marketing revenues (calculated as the change in year-to-year volumes times the prior year average price), and higher ethane prices accounted for an approximate $22 million increase in year-over-year marketing revenues (calculated as the change in the year-to-year average price times current year marketing volumes).

Marketing expense. Marketing expense decreased from $628 million for the nine months ended September 30, 2021 to $415 million for the nine months ended September 30, 2022, a decrease of $213 million, or 34%. Marketing expense includes the cost of third-party purchased natural gas, NGLs and oil as well as firm transportation costs, including costs related to current excess firm capacity. The cost of third-party natural gas decreased approximately $188 million, which was partially offset by increased oil and

NGL purchases of approximately $28 million and $8 million, respectively, between periods. The total costs decreased primarily due to lower marketing volumes between periods, partially offset by increased commodity prices. Firm transportation costs were $169 million for the nine months ended September 30, 2021 and $109 million for the nine months ended September 30, 2022, a decrease of $60 million due to the reduction in firm transportation commitments and third-party marketed volumes between periods.

Antero Midstream Segment

Antero Midstream revenue. Revenue from the Antero Midstream segment decreased from $682 million for the nine months ended September 30, 2021 to $678 million for the nine months ended September 30, 2022, a decrease of $4 million, primarily due to a decrease in low pressure revenues due to higher fee rebates earned by us, partially offset by increased throughput, fresh water delivery volumes and other fluid handling volumes between periods as well as higher low pressure, compression, high pressure and water handling fees as a result of an annual CPI-based adjustments.

Antero Midstream operating expense. Total operating expense related to the Antero Midstream segment increased from $255 million for the nine months ended September 30, 2021 to $283 million for the nine months ended September 30, 2022, an increase of $28 million, primarily due to increased direct operating costs and depreciation expense during the nine months ended September 30, 2022. Direct operating costs increased between periods primarily as a result of higher throughput volumes, two new compressor stations and resuming fresh water deliveries to us in the Utica Shale. The increase in depreciation expense is primarily a result of a phased early retirement of an underutilized compressor station, which allows Antero Midstream to relocate and reuse the compressor units and equipment to (i) expand an existing compressor station and (ii) contribute to a new compressor station. There are certain costs associated with the underutilized compressor station that cannot be relocated or reused that will be depreciated over the remaining period of use.

Items Not Allocated to Segments

Interest expense. Interest expense decreased from $138 million for the nine months ended September 30, 2021 to $100 million for the nine months ended September 30, 2022, a decrease of $38 million or 27%, primarily due to the reduction in debt as a result of the repurchase of certain of our unsecured senior notes between periods.

Loss on early extinguishment of debt. During the nine months ended September 30, 2021, we equitized $206 million aggregate principal amount of our 2026 Convertible Notes in privately negotiated exchange transactions and as a result, we recognized a loss of $61 million, which represents the difference between the fair value of the liability component of the 2026 Convertible Notes and the carrying value of such notes. Additionally, during the nine months ended September 30, 2021, we redeemed the remaining balance of $661 million of our 5.125% senior notes due 2022 (“2022 Notes”) at the principal amount thereof, plus accrued and unpaid interest and the remaining balance of $574 million of our 2023 Notes at the principal amount thereof, plus accrued and unpaid interest, and recognized a $5 million loss on early extinguishment of debt. During the nine months ended September 30, 2022, we (i) redeemed the remaining $585 million aggregate principal amount of our 2025 Notes at a redemption price of 101.25% of the principal amount thereof, plus accrued and unpaid interest, and (ii) repurchased $221 million of our 2026 Notes and $168 million of our 2029 Notes of the principal amounts thereof, plus accrued and unpaid interest, which resulted in a loss on early debt extinguishment of $45 million. See Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements for more information.

Loss on convertible note inducement and equitization. Loss on convertible note inducement and equitization represents the consideration paid in excess of the original terms of the 2026 Convertible Notes. During the nine months ended September 30, 2021, we recognized a loss of $51 million for the equitization of $206 million in aggregate principal amount of our 2026 Convertible Notes. During the nine months ended September 30, 2022, we recognized a $0.2 million loss for the inducement of $5 million in aggregate principal amount of the 2026 Convertible Notes. See Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements for more information.

Income tax benefit (expense). For the nine months ended September 30, 2021, we had an income tax benefit of $338 million, with an effective tax rate of 23%, due to a loss before income taxes of $1.4 billion. For the nine months ended September 30, 2022, we had income tax expense of $308 million, with an effective tax rate of 20%, due to income before income taxes of $1.5 billion. The decrease in the effective tax rate between periods was primarily due to an income tax benefit for the equity-based awards that vested during the nine months ended September 30, 2022 and the impact of tax law changes in Pennsylvania enacted in 2022.

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

Based on strip prices as of September 30, 2022, we believe that net cash provided by operating activities, distributions from our unconsolidated affiliate and available borrowings under the Credit Facility will be sufficient to meet our cash requirements, including normal operating needs, debt service obligations, capital expenditures and commitments and contingencies for at least the next 12 months.

Cash Flows

The following table summarizes our cash flows (in thousands):

	Nine Months Ended September 30,
	2021	2022
Net cash provided by operating activities	$1,184,952	2,576,057
Net cash used in investing activities	(505,455)	(718,363)
Net cash used in financing activities	(679,497)	(1,857,694)
Net increase in cash and cash equivalents	$—	—

Operating Activities. Net cash provided by operating activities was $1.2 billion and $2.6 billion for the nine months ended September 30, 2021 and 2022, respectively. Net cash provided by operating activities increased primarily due to increases in commodity prices both before and after the effects of settled commodity derivatives, partially offset by decreased production and increased (i) net marketing expense and (ii) production and ad valorem taxes between periods.

Our net operating cash flows are sensitive to many variables, the most significant of which is the volatility of natural gas, NGL and oil prices, as well as volatility in the cash flows attributable to settlement of our commodity derivatives. Prices for natural gas, NGLs and oil are primarily determined by prevailing market conditions. Regional and worldwide economic activity, weather, infrastructure capacity to reach markets, storage capacity and other variables influence the market conditions for these products. For example, the impact of the COVID-19 outbreak reduced global demand for natural gas, NGLs and oil. These factors are beyond our control and are difficult to predict.

Investing Activities. Net cash used in investing activities increased from $505 million for the nine months ended September 30, 2021 to $718 million for the nine months ended September 30, 2022, primarily due to an increase in capital expenditures of $210 million between periods.

Financing Activities. Net cash flows used in financing activities increased from $679 million for the nine months ended September 30, 2021 to $1.9 billion for the nine months ended September 30, 2022. During the nine months ended September 30, 2021, we issued $500 million aggregate principal amount of 2026 Notes, $700 million aggregate principal amount of 2029 Notes and $600 million aggregate principal amount of 5.375% senior notes due March 1, 2030 (net of $23 million of aggregate debt issuance costs), of which proceeds were used to (i) redeem $661 million aggregate principal amount of our 2022 Notes, which were fully retired, (ii) redeem $574 million of our 2023 Notes, which were fully retired and (iii) partially repay borrowings on the Credit Facility. Also, during the nine months ended September 30, 2021, we completed two equitization transactions and used the proceeds and approximately $89 million of borrowings under the Credit Facility to repurchase $206 million aggregate principal amount of the 2026 Convertible Notes in privately negotiated transactions. Additionally, during the nine months ended September 30, 2021, we received a $51 million payment from Martica and distributed $65 million to the noncontrolling interest in Martica. During the nine months ended September 30, 2022, we (i) redeemed $585 million aggregate principal amount of our 2025 Notes and repurchased $221 million of our 2026 Notes and $168 million of our 2029 Notes (ii) repurchased approximately 19 million shares of our common stock at a total cost of approximately $675 million, (iii) distributed $114 million to the noncontrolling interest in Martica and (iv) paid $65 million in employee withholding taxes for vested equity-based awards. Additionally, we borrowed $9 million, net, on our Credit Facility during the nine months ended September 30, 2022.

2022 Capital Budget and Capital Spending

On October 26, 2022, we announced a revised net capital budget for 2022 of $900 million to $950 million. Our revised budget includes: a range of $775 million to $800 million for drilling and completion and a range of $125 million to $150 million for leasehold expenditures. We do not budget for acquisitions. During 2022, we plan to complete 72 wells in the Appalachian Basin, compared to our initial budget of 60 to 65 net horizontal wells. We periodically review our capital expenditures and adjust our budget and its allocation based on liquidity, drilling results, leasehold acquisition opportunities and commodity prices.

For the three months ended September 30, 2022, our total consolidated capital expenditures were approximately $275 million, including drilling and completion costs of $227 million, leasehold acquisitions of $46 million, and other capital expenditures of $2 million. For the nine months ended September 30, 2022, our total consolidated capital expenditures were approximately $749 million, including drilling and completion costs of $619 million, leasehold acquisitions of $118 million, and other capital expenditures of $12 million.

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

Based on future prices as of September 30, 2022, the estimated undiscounted future net cash flows exceeded the carrying amount and no further evaluation was required. We have not recorded any impairment expenses associated with our proved properties during the three and nine months ended September 30, 2021 and 2022.

Estimated undiscounted future net cash flows are sensitive to commodity price swings and a decline in prices could result in the carrying amount exceeding the estimated undiscounted future net cash flows at the end of a future reporting period, which would require us to further evaluate if an impairment charge would be necessary. If future prices decline from September 30, 2022, the fair value of our properties may be below their carrying amounts and an impairment charge may be necessary. We are unable, however, to predict future commodity prices with any reasonable certainty.

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

Our financial hedging activities are intended to support natural gas, NGLs and oil prices at targeted levels and to manage our exposure to natural gas, NGLs and oil price fluctuations. These contracts may include commodity price swaps whereby we will receive a fixed price and pay a variable market price to the contract counterparty, collars that set a floor and ceiling price for the hedged production, basis differential swaps or embedded options. These contracts are financial instruments and do not require or allow for physical delivery of the hedged commodity. As of September 30, 2022, our commodity derivatives included fixed price swaps and basis differential swaps at index-based pricing.

As of September 30, 2022, we had in place natural gas swaps and basis swaps, as well as a swaption, call option and embedded put option covering portions of our projected production. Substantially all of our derivative arrangements terminate by 2024. Our commodity hedge position as of September 30, 2022 is summarized in Note 11—Derivative Instruments to our unaudited condensed consolidated financial statements. Under the Credit Facility, we are permitted to hedge up to 75% of our projected production for the next 60 months. We may enter into hedge contracts with a term greater than 60 months, and for no longer than 72 months, for up to 65% of our estimated production. Based on our production and our fixed price swap contracts, call option and embedded put option that settled during the nine months ended September 30, 2022, our revenues would have decreased by approximately $75 million for each $0.10 decrease per MMBtu in natural gas prices and $1.00 decrease per Bbl in oil and NGLs prices, excluding the effects of changes in the fair value of our derivative positions which remain open as of September 30, 2022.

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

Mark-to-market adjustments of derivative instruments cause earnings volatility but have no cash flow impact relative to changes in market prices until the derivative contracts are settled or monetized prior to settlement. We expect continued volatility in the fair value of our derivative instruments. Our cash flows are impacted when the associated derivative contracts are settled or monetized by making or receiving payments to or from the counterparty. As of September 30, 2022, the estimated fair value of our commodity derivative instruments was a net liability of $1.0 billion comprised of current and noncurrent assets and liabilities. As of December 31, 2021, the estimated fair value of our commodity derivative instruments was a net liability of $727 million comprised of current and noncurrent assets and liabilities.

By removing price volatility from a portion of our expected production, we have mitigated, but not eliminated, the potential negative effects of changing prices on our operating cash flows for those periods. While mitigating the negative effects of falling commodity prices, these derivative contracts also limit the benefits we would receive from increases in commodity prices above the fixed hedge prices.

Counterparty and Customer Credit Risk

Our principal exposures to credit risk are through receivables resulting from the following: commodity derivative contracts ($8 million as of September 30, 2022); and the sale of our natural gas, NGLs and oil production ($862 million as of September 30, 2022), which we market to energy companies, end users and refineries.

By using derivative instruments that are not traded on an exchange to hedge exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties. Credit risk is the potential failure of a counterparty to perform under the terms of a derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions that management deems to be competent and competitive market makers. The creditworthiness of our counterparties is subject to periodic review. We have commodity hedges in place with 10 different counterparties, 7 of which are lenders under our Credit Facility. As of September 30, 2022, we did not have any derivative assets by bank counterparties under our Credit Facility. The estimated fair value of our commodity derivative assets has been risk-adjusted using a discount rate based upon the counterparties’ respective published credit default swap rates (if available, or if not available, a discount rate based on the applicable Reuters bond rating) as of September 30, 2022 for each of the European and American banks. We believe that all of these institutions, currently, are acceptable credit risks. Other than as provided by the Credit Facility, we are not required to provide credit support or collateral to any of our counterparties under our derivative contracts, nor are they required to provide credit support to us. As of September 30, 2022, we did not have any past-due receivables from, or payables to, any of the counterparties to our derivative contracts.

We are also subject to credit risk due to the concentration of our receivables from several significant customers for sales of natural gas, NGLs and oil. We generally do not require our customers to post collateral. The inability or failure of our significant customers to meet their obligations to us, or their insolvency or liquidation, may adversely affect our financial results.

Interest Rate Risks

Our primary exposure to interest rate risk results from outstanding borrowings under the Credit Facility, which has a floating interest rate. The average annualized interest rate incurred on the Credit Facility for borrowings during the nine months ended September 30, 2022 was approximately 3.55%. We estimate that a 1.0% increase in the applicable average interest rates for the nine months ended September 30, 2022 would have resulted in an estimated $2.0 million increase in interest expense.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2022 at a level of reasonable assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities

Issuer Purchases of Equity Securities

The following table sets forth our share purchase activity for each period presented:

			Total Number	Approximate
			of Shares	Dollar Value
			Repurchased	of Shares
			as Part of	that May
	Total Number		Publicly	Yet be Purchased
	of Shares	Average Price	Announced	Under the Plan (2)
Period	Purchased	Paid Per Share	Plans	($ in thousands)
July 1, 2022 - July 31, 2022 (1)	3,501,099	$33.19	3,494,660	$590,940
August 1, 2022 - August 31, 2022	3,508,691	39.75	3,508,691	451,471
September 1, 2022 - September 30, 2022	3,453,762	36.74	3,453,762	324,588
Total	10,463,552	$36.56	10,457,113
(1)	The total number of shares purchased includes shares of our common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of restricted stock units and performance share units held by our employees.
(2)	On October 25, 2022, our Board of Directors authorized a $1.0 billion increase to our share repurchase program that allows us to repurchase up to $2.0 billion of outstanding common stock. Through September 30, 2022, we have repurchased $675 million of common stock through our share repurchase program.

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
101*

The following financial information from this Quarterly Report on Form 10-Q of Antero Resources Corporation for the quarter ended September 30, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

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

ANTERO RESOURCES CORPORATION

By:	/s/ MICHAEL N. KENNEDY
Michael N. Kennedy
Chief Financial Officer and Senior Vice President–Finance

Date:	October 26, 2022