Form 10-K
period 2022-12-31
ANTERO RESOURCES Corp
filed 2023-02-15
CIK 1433270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ⌧ Yes ◻ No

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ⌧ No

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ⌧

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $7.8 billion based on the $30.53 per share closing price of Antero Resources Corporation’s common stock as reported on that day on the New York Stock Exchange.

The registrant had 295,249,364 shares of common stock outstanding as of February 10, 2023.

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

“Antero Midstream.” Antero Midstream Corporation

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

“Credit Facility.” Collectively, the senior secured revolving credit facility in effect for periods before October 26, 2021 and the senior secured revolving credit facility in effect on and after October 26, 2021.

“DD&A.” Depletion, depreciation and amortization.

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

“FERC.” Federal Energy Regulatory Commission.

“Field.” An area consisting of a single reservoir or multiple reservoirs all grouped on, or related to, the same individual geological structural feature or stratigraphic condition. The field name refers to the surface area, although it may refer to both the surface and the underground productive formations.

i

“Formation.” A layer of rock which has distinct characteristics that differs from nearby rock.

“Fresh water.” Water that is either (i) raw fresh water or (ii) produced or flowback water that has been treated, including through blending operations.

“GAAP.” Generally accepted accounting principles in the United States of America.

“Gross acres or gross wells.” The total acres or wells, as the case may be, in which a working interest is owned.

“GHG.” Greenhouse gas.

“Horizontal drilling.” A drilling technique where a well is drilled vertically to a certain depth and then drilled along a horizontal path oriented at approximately 85 to 95 degrees from a vertical direction within a specified interval.

“Joint Venture.” The joint venture entered into on February 6, 2017 between Antero Midstream Partners LP, a wholly owned subsidiary of Antero Midstream and MarkWest, a wholly owned subsidiary of MPLX, LP, to develop processing and fractionation assets in Appalachia.

“Liquids-rich.” Natural gas with a heating value of at least 1,100 Btu per Mcf.

“LPG.” Liquefied petroleum gas consisting of propane and butane.

“MarkWest.” MarkWest Energy Partners, L.P.

“Martica.” Martica Holdings LLC.

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

“NYMEX.” The New York Mercantile Exchange.

“Potential well locations.” Total gross locations that we may be able to drill on our existing acreage. Actual drilling activities may change depending on the availability of capital, regulatory approvals, seasonal restrictions, natural gas, NGLs and oil prices, costs, drilling results and other factors.

“Productive well.” A well that is found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of the production exceed production expenses and taxes.

“Prospect.” A specific geographic area which, based on supporting geological, geophysical or other data, and also preliminary economic analysis using reasonably anticipated prices and costs, is deemed to have potential for the discovery of commercial hydrocarbons.

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

“PV-10.” When used with respect to oil and gas reserves, PV-10 means the estimated future gross revenue to be generated from the production of proved reserves, net of estimated production, future development and abandonment costs, using average yearly prices computed using Securities and Exchange Commission (“SEC”) rules, before income taxes, and without giving effect to non-property-related expenses, discounted to a present value using an annual discount rate of 10% in accordance with the guidelines of the SEC. PV-10 is not a financial measure calculated in accordance with GAAP and generally differs from Standardized measure, the most directly comparable GAAP financial measure, because it does not include the effects of income taxes on future net revenues. Neither PV-10 nor Standardized measure represents an estimate of the fair market value of our natural gas and oil properties. We and others in the industry use PV-10 as a measure to compare the relative size and value of proved reserves held by companies without regard to the specific tax characteristics of such entities.

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

“VIE.” Variable Interest Entity.

“Working interest.” The right granted to the lessee of a property to explore for and to produce and own natural gas or other minerals. The working interest owners bear the exploration, development and operating costs on either a cash, penalty, or carried basis.

“WTI.” West Texas Intermediate light sweet crude oil.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this Annual Report on Form 10-K may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements, other than statements of historical fact included in this Annual Report on Form 10-K, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward looking statements.  Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements, although not all forward-looking statements contain such identifying words.  When considering these forward-looking statements, investors should keep in mind the risk factors and other cautionary statements in this Annual Report on Form 10-K.  These forward-looking statements are based on management’s current beliefs, based on currently available information, as to the outcome and timing of future events. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

●	our ability to execute our business strategy;
●	our production and oil and gas reserves;
●	our financial strategy, liquidity and capital required for our development program;
●	our ability to obtain debt or equity financing on satisfactory terms to fund acquisitions, expansion projects, working capital requirements and the repayment or refinancing of indebtedness;
●	our ability to execute our return of capital program;
●	natural gas, NGLs and oil prices;
●	impacts of geopolitical events, including the Russia-Ukraine conflict, and world health events, including the coronavirus (“COVID-19”) pandemic;
●	timing and amount of future production of natural gas, NGLs and oil;
●	our hedging strategy and results;
●	our ability to meet minimum volume commitments and to utilize or monetize our firm transportation commitments;
●	our future drilling plans;
●	our projected well costs;
●	competition;
●	government regulations and changes in laws;
●	pending legal or environmental matters;
●	marketing of natural gas, NGLs and oil;
●	leasehold or business acquisitions;
●	costs of developing our properties;
●	operations of Antero Midstream;
●	our ability to achieve our GHG reduction targets and the costs associated therewith;
●	general economic conditions;
●	credit markets;

●	uncertainty regarding our future operating results; and
●	our other plans, objectives, expectations and intentions contained in this Annual Report on Form 10-K.

We caution investors that these forward-looking statements are subject to all of the risks and uncertainties incidental to our business, most of which are difficult to predict and many of which are beyond our control.  These risks include, but are not limited to, commodity price volatility, inflation, supply chain disruption, availability and cost of drilling, completion and production equipment and services, environmental risks, drilling and completion and other operating risks, marketing and transportation risks, regulatory changes or changes in law, the uncertainty inherent in estimating natural gas, NGLs and oil reserves and in projecting future rates of production, cash flows and access to capital, the timing of development expenditures, conflicts of interest among our stockholders, impacts of geopolitical and world health events (including the COVID-19 pandemic), cybersecurity risks, the state of markets for, and availability of, verified quality carbon offsets and the other risks described under the heading “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

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

v

SUMMARY RISK FACTORS

Commodity Prices

●	Natural gas, NGLs and oil price volatility, or a substantial or prolonged period of low natural gas, NGLs and oil prices, may adversely affect our business, financial condition or results of operations and our ability to meet our capital expenditure obligations and financial commitments.
●	Our hedging activities may prevent us from benefiting from price increases and may expose us to other risks.
●	If commodity prices decrease to a level such that our future undiscounted cash flows from our properties are less than their carrying value, we will be required to take write-downs of the carrying values of our properties.

Reserves

●	The development of our estimated proved undeveloped reserves may take longer and may require higher levels of capital expenditures than we currently anticipate. Therefore, our estimated proved undeveloped reserves may not be ultimately developed or produced.
●	Reserve estimates depend on many assumptions that may turn out to be inaccurate. Any material inaccuracies in our reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.
●	Unless we replace our reserves with new reserves and develop those reserves, our reserves and, eventually, production will decline, which would adversely affect our future cash flows and results of operations.
●	Approximately 52% of our net leasehold acreage is undeveloped, and that acreage may not ultimately be developed or become commercially productive, which could cause us to lose rights under our leases as well as have a material adverse effect on our oil and natural gas reserves and future production and, therefore, our future cash flows and income.

Business Operations

●	Drilling for and producing oil and gas are high risk activities with many uncertainties that could adversely affect our business, financial condition or results of operations.
●	Properties that we decide to drill may not yield natural gas, NGLs or oil in commercially viable quantities, which may adversely affect our financial condition, results of operations and cash flows.
●	Market conditions or operational impediments, such as the unavailability of satisfactory transportation arrangements, may hinder our access to natural gas, NGLs and oil markets or delay our production.
●	Our ability to produce natural gas, NGLs and oil economically and in commercial quantities is dependent on the availability of adequate supplies of water for drilling and completion operations and access to water and waste disposal or recycling facilities and services at a reasonable cost. Restrictions on our ability to obtain water or dispose of produced water and other waste may have an adverse effect on our financial condition, results of operations and cash flows.
●	Our failure to develop, obtain, access or maintain the necessary infrastructure to successfully deliver natural gas, NGLs and oil to market may adversely affect our business, financial condition or results of operations.
●	Increased attention to ESG matters and conservation measures may adversely impact our business.
●	A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, may materially adversely affect our business.

Customer Concentration and Credit Risk

●	The inability of our significant customers to meet their obligations to us may adversely affect our financial results.
●	Our hedging transactions may become more costly or unavailable to us and expose us to counterparty credit risk.

Vendor Risks

●	We are required to pay fees to our service providers based on minimum volumes under long-term contracts regardless of actual volume throughput.
●	Interruptions in operations at facilities that process and fractionate our gas may adversely affect our business, financial condition and results of operations.

Acquisitions, Divestitures and Takeovers

●	Our certificate of incorporation and bylaws, as well as Delaware law, contain provisions that could discourage acquisition bids or merger proposals, which may adversely affect the market price of our common stock.

Capital Structure and Access to Capital

●	Our exploration and development projects require substantial capital expenditures. We may be unable to obtain required capital or financing on satisfactory terms, which could lead to a decline in our oil and gas reserves.
●	We may not be able to generate sufficient cash flows to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
●	The borrowing base under the Credit Facility may be reduced if commodity prices decline, which could hinder or prevent us from meeting our future capital needs. We may also be required to post additional collateral as financial assurance of our performance under certain contractual arrangements, which could adversely impact available liquidity under our Credit Facility.
●	Restrictions in our existing and future debt agreements could limit our growth and our ability to engage in certain activities.

Compliance with Regulations

●	Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing as well as governmental reviews of such activities could result in increased costs and additional operating restrictions or delays in the completion of oil and natural gas wells and adversely affect our production.
●	Our operations may be exposed to significant delays, costs and liabilities as a result of environmental and occupational health and safety requirements applicable to our business activities.
●	We are subject to complex federal, state, local and other laws and regulations that could adversely affect the cost, manner or feasibility of conducting our operations or expose us to significant liabilities.
●	Our operations are subject to a series of risks related to climate change that could result in increased operating costs, limit the areas in which we may conduct oil and natural gas exploration and production activities, and reduce demand for our products.

PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

Our Company and Organizational Structure

Antero Resources Corporation (individually referred to as “Antero”) and its consolidated subsidiaries (collectively referred to as “Antero Resources,” the “Company,” “we,” “us” or “our”) are engaged in the development, production, exploration and acquisition of natural gas, NGLs and oil properties located in the Appalachian Basin. The Company targets large, repeatable resource plays where horizontal drilling and advanced fracture stimulation technologies provide the means to economically develop and produce natural gas, NGLs and oil from unconventional formations. As of December 31, 2022, we held approximately 504,000 net acres of natural gas, NGLs and oil properties located in the Appalachian Basin primarily in West Virginia and Ohio. Our corporate headquarters is in Denver, Colorado.

Ownership in Antero Midstream

Antero Midstream is a growth-oriented midstream energy company formed to own, operate and develop midstream energy assets that primarily service our completion and production activity in the Appalachian Basin. Antero Midstream’s assets consist of gathering systems and compression facilities, water handling and blending facilities, and interests in processing and fractionation plants, through which it provides services to us under long-term contracts.

We have an interest in Antero Midstream that provides significant influence, but not control, over Antero Midstream. As a result, we account for our interest in Antero Midstream using the equity method of accounting. As of December 31, 2022, we owned 29.1% of Antero Midstream’s common stock.

General

The following table provides a summary of selected data for our Appalachian Basin natural gas, NGLs and oil assets as of the date and for the period indicated.

						Three Months Ended
	As of December 31, 2022					December 31, 2022
					Gross	Average
	Proved		Net Proved		Potential	Net Daily
	Reserves (1) (2)	PV-10 (3)	Developed	Total	Drilling	Production
	(Bcfe)	(in millions)	Wells (4)	Net Acres	Locations (5)	(MMcfe/d)
Appalachian Basin	17,759	$29,467	1,338	504,395	1,819	3,224
Discounted future income taxes		(5,903)
Standardized Measure (6)		$23,564
(1)	Estimated proved reserve volumes and values were calculated assuming partial ethane recovery, with rejection of the remaining ethane and using the unweighted twelve-month average of the first-day-of-the-month prices for the period ended December 31, 2022, which were $6.22 per MMBtu for natural gas based on a $6.36 per MMBtu NYMEX reference price, $20.05 per Bbl for ethane, $56.01 per Bbl for C3+ NGLs and $85.33 per Bbl for oil for the Appalachian Basin based on a $94.14 per Bbl WTI reference price.
(2)	Proved reserves for the noncontrolling interests in Martica as of December 31, 2022 were 92 Bcfe.
(3)	PV-10 is a non-GAAP financial measure. We believe that the presentation of PV-10 is relevant and useful to our investors as supplemental disclosure to the standardized measure of future net cash flows, or after-tax amount, because it presents the discounted future net cash flows attributable to our proved reserves prior to taking into account future corporate income taxes and our current tax structure. While the standardized measure is dependent on the unique tax situation of each company, PV-10 is based on a pricing methodology and discount factors that are consistent for all companies. Because of this, PV-10 can be used within the industry and by creditors and securities analysts to evaluate estimated net cash flows from proved reserves on a more comparable basis. The difference between the standardized measure and the PV-10 amount is the discounted amount of estimated future income taxes. Future income taxes are not basin specific, and therefore, the standardized measure is only at a company level. See Note 19—Supplemental Information on Oil and Gas Producing Activities to the consolidated financial statements for more information about the calculation of standardized measure.
(4)	Excludes certain vertical wells with no proved reserves booked that were primarily acquired in conjunction with leasehold acreage acquisitions.
(5)	Gross potential drilling locations are comprised of 265 locations classified as proved undeveloped and 1,554 locations classified as probable and possible. See “Item 1A. Risk Factors” for risks and uncertainties related to developing our potential well locations contained in our proved, probable and possible reserve categories.
(6)	Standardized measure of discounted future net cash flows for the noncontrolling interests in Martica as of December 31, 2022 was $458 million.

For the year ended December 31, 2022, our total consolidated capital expenditures were approximately $986 million, including drilling and completion expenditures of $821 million, leasehold additions of $150 million and other capital expenditures of $15 million. Our net capital budget for 2023 is $1.025 billion to $1.075 billion. Our budget includes: a range of $875 million to $925 million for drilling and completion and $150 million for leasehold expenditures. We do not budget for acquisitions other than leasehold acquisitions. During 2023, we plan to complete 60 to 65 net horizontal wells in the Appalachian Basin. We periodically review our capital expenditures and adjust our budget and its allocation based on liquidity, drilling results, leasehold acquisition opportunities and commodity prices.

Business Strategy and Competitive Strengths

Experienced Management Team

Our management team has worked together for many years and has established a successful track record of executing in unconventional resource plays. We intend to leverage our team’s experience delineating and developing natural gas resource plays to continue developing our reserves and production, primarily on our existing multi-year project inventory.

Strong Balance Sheet and Sustainable Leverage Profile

We are focused on maintaining a strong balance sheet, which includes total debt reduction and maintaining a sustainable leverage profile. As of December 31, 2022, we had total debt of $1.2 billion, which is a reduction of $942 million from December 31, 2021. See Note 7—Long-Term Debt to the consolidated financial statements and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Debt Agreements” for further information on our outstanding debt and debt agreements.

Focused, Long-Lived Asset Base with Sufficient Takeaway Capacity

We have assembled a portfolio of long-lived properties that are characterized by what we believe to be low geologic risk and repeatability. Our drilling opportunities are focused in the Appalachian Basin where we have a substantial inventory of liquids-rich locations. Additionally, we have secured sufficient long-term firm takeaway capacity on major pipelines in our core operating area to accommodate our current development plans and move our production to various markets.

Integrated Business Platform

We operate in the following reportable segments: (i) the exploration, development and production of natural gas, NGLs and oil; (ii) marketing of excess firm transportation capacity; and (iii) midstream services through our equity method investment in Antero Midstream. See Note 17—Reportable Segments to the consolidated financial statements for further discussion on our industry segment operations.

Culture of Continuous Improvement and Responsible Stewardship

We are committed to a culture of continuous improvement, which serves as our foundation to develop and achieve our ESG goals as well as further our goal of environmental stewardship.  Innovation, collaboration, technology and establishing meaningful goals have enabled us to improve our safety record, partner with Antero Midstream to recycle or reuse a substantial majority of our flowback and produced water and further our commitment to lowering GHG emission intensity across our operations.  We believe natural gas is key to the energy transition because of its ability to provide energy security to developing nations and replace more GHG-intensive sources of fuel. We embrace our role in supporting the goal of a low-carbon future and seek to build upon past GHG emission reduction efforts.  Our 2021 ESG Report, available on our website at www.anteroresources.com/esg, includes more information on our ESG goals, as well as specific initiatives we have in place to help achieve these goals.  Our 2021 ESG Report and other information on our website is not incorporated into this Annual Report on Form 10-K or our other filings with the SEC and is not a part of them. Additionally, see “—Regulation of Environmental and Occupational Safety and Health Matters” for more information on GHG emissions and  “Item 1A.  Risk Factors” for risks and uncertainties related to our business operations.

Hedge Program

We maintain an active hedging program designed to mitigate volatility in commodity prices and to protect certain of our expected future cash flows. However, due to our improved liquidity and leverage position as compared to past levels, the percentage of our expected production that we hedge has decreased. We enter into fixed price contracts for natural gas in which we receive or pay the difference between a fixed price and the variable market price received, as well as basis swap contracts that hedge the difference between the NYMEX index price and a point specific index price. We also utilize swaption, call option and embedded put option contracts as part of our hedge program. Additionally, our consolidated VIE, Martica, also enters into hedging contracts for natural gas, NGLs and oil, and the gains and losses from such contracts are fully attributable to the noncontrolling interests in Martica. As of December 31, 2022, the estimated fair value of our commodity net derivative contracts was a liability of $431 million. See Note 11—Derivative Instruments to the consolidated financial statements for more information.

Asset Sales

Drilling Partnership

On February 17, 2021, we announced the formation of a drilling partnership with QL Capital Partners (“QL”), an affiliate of Quantum Energy Partners, for our 2021 through 2024 drilling program. Under the terms of the arrangement, each year in which QL participates represents an annual tranche, and QL will be conveyed a working interest in any wells spud by us during such tranche year. For 2021, 2022 and 2023, we agreed to the estimated internal rate of return (“IRR”) on our capital budget for each annual tranche, and QL agreed to participate in the 2021, 2022 and 2023 tranches. For 2024, we will propose a capital budget and estimated IRR for all wells to be spud during such year and, subject to the mutual agreement of the parties that the estimated IRR for the year exceeds a specified return, QL will be obligated to participate in such tranche. We develop and manage the drilling program associated with each tranche, including the selection of wells. Additionally, for each annual tranche in which QL participates, together with QL, we will enter into assignments, bills of sale and conveyances pursuant to which QL will be conveyed a proportionate working interest percentage in each well spud in that year, which conveyances will not be subject to any reversion.

Under the terms of the arrangement, QL funded 20% and 15% of development capital for wells spud in 2021 and 2022, respectively, and will fund development capital of (i) 15% for wells spud in 2023 and (ii) if they participate in 2024, between 15% and 20% for wells spud in 2024, which funding amounts represent QL’s proportionate working interest in such wells. Additionally, we may receive a carry in the form of a one-time payment from QL for each annual tranche if the IRR for such tranche exceeds certain specified returns, which will be determined no earlier than October 31 and no later than December 1 following the end of each tranche year. During the year ended December 31, 2022, we received a carry of $29 million attributable to the 2021 tranche. Capital costs in excess of, and cost savings below, a specified percentage of budgeted amounts for each annual tranche will be for our account. Subject to the preceding sentence, for any wells included in a tranche, QL is obligated and responsible for its working interest share of costs and liabilities, and is entitled to its working interest share of revenues, associated with such wells for the life of such wells. See Note 3—Transactions to the consolidated financial statements for more information.

Our Properties and Operations

Reserves

The table below summarizes our estimated proved reserves as of December 31, 2021 and 2022, which were prepared assuming partial ethane recovery, and rejection of the remaining ethane. When ethane is rejected at the processing plant, it is left in the gas stream and sold with the methane gas.

			Oil and		Percentage
	Natural Gas	NGLs	Condensate	Equivalents	of Proved
	(Bcf)	(MMBbl)	(MMBbl)	(Bcfe)	Reserves
As of December 31, 2021 (1)
Proved developed reserves (2)	7,395	876	17	12,753	72%
Proved undeveloped reserves (3)	2,809	343	19	4,976	28%
Total	10,204	1,219	36	17,729	100%

As of December 31, 2022 (1)
Proved developed reserves (2)	7,699	930	16	13,373	75%
Proved undeveloped reserves (3)	2,571	287	15	4,386	25%
Total	10,270	1,217	31	17,759	100%
(1)	Unweighted 12 month average prices of the first-day-of-the-month for the period ended December 31, 2021 were $3.73 per MMBtu for natural gas, $14.43 per Bbl for ethane, $48.12 per Bbl for C3+ NGLs and $58.61 per Bbl for oil for the Appalachian Basin based on a $66.34 WTI reference price. Unweighted 12 month average prices of the first-day-of-the-month for the period ended December 31, 2022 were $6.22 per MMBtu for natural gas, $20.05 per Bbl for ethane, $56.01 per Bbl for C3+ NGLs and $85.33 per Bbl for oil for the Appalachian Basin based on a $94.14 WTI reference price.
(2)	Proved developed reserves for the noncontrolling interests in Martica as of December 31, 2021 were 133 Bcfe, which consisted of 78 Bcf of natural gas, 9 MMBbl of NGLs and 0.2 MMBbl of oil and condensate. Proved developed reserves for the noncontrolling interests in Martica as of December 31, 2022 were 91 Bcfe, which consisted of 70 Bcf of natural gas, 3 MMBbl of NGLs and 0.2 MMBbl of oil and condensate.
(3)	Proved undeveloped reserves for the noncontrolling interests in Martica as of December 31, 2021 were 34 Bcfe, which consisted of 23 Bcf of natural gas, 2 MMBbl of NGLs and 0.2 MMBbl of oil and condensate. Proved undeveloped reserves for the noncontrolling interests in Martica as of December 31, 2022 were 1 Bcfe, which consisted entirely of natural gas.

Proved Reserves

The following table summarizes the changes in our estimated proved reserves (in Bcfe):

Proved reserves, December 31, 2021	17,729
Extensions, discoveries and other additions	604
Revisions of previous estimates	416
Revisions to five-year development plan	92
Revisions to ethane recovery	88
Production	(1,170)
Proved reserves, December 31, 2022	17,759

Extensions and discoveries of 604 Bcfe of proved reserves resulted from delineation and developmental drilling in the Appalachian Basin. Revisions of previous estimates resulted in a net upward revision of 414 Bcfe primarily due to changes in ownership interests. Revisions to five-year development plan of 92 Bcfe include an upward revision of 692 Bcfe for previously proved undeveloped properties reclassified from non-proved properties due to their addition to the Company’s five-year development plan, partially offset by a downward revision of 600 Bcfe for locations that were not developed within five years of initial booking as proved reserves. Upward revisions to ethane recovery of 88 Bcfe are due to an increase in assumed future ethane recovery. Estimated proved reserves as of December 31, 2022 totaled 17,759 Bcfe, an increase of 30 Bcfe from the prior year.

Proved Undeveloped Reserves

Proved undeveloped reserves are included in the previous table of total proved reserves. The following table summarizes the changes in our estimated proved undeveloped reserves (in Bcfe):

Proved undeveloped reserves, December 31, 2021	4,976
Extensions, discoveries and other additions	584
Revisions of previous estimates	325
Revisions to five-year development plan	73
Revisions to ethane recovery	(171)
Reclassifications to proved developed reserves	(1,401)
Proved undeveloped reserves, December 31, 2022	4,386

Extensions and discoveries during 2022 of 584 Bcfe of proved undeveloped reserves resulted from delineation and developmental drilling in the Appalachian Basin. Revisions of previous estimates resulted in a net upward revision of 325 Bcfe primarily due to changes in ownership interests. Revisions to five-year development plan of 73 Bcfe included an upward revision of 673 Bcfe for previously proved undeveloped properties reclassified from non-proved properties due to their addition to the Company’s five-year development plan, partially offset by a downward revision of 600 Bcfe for locations that were not developed within five years of initial booking as proved reserves. Downward revisions to ethane recovery of 171 Bcfe due to a decrease in assumed future ethane recovery.

During the year ended December 31, 2022, we converted approximately 1,401 Bcfe, or 28% of our proved undeveloped reserves to proved developed reserves at a total capital cost of approximately $604 million. We spent an additional $171 million on development costs related primarily to drilled and uncompleted wells and properties in the proved undeveloped classification as of December 31, 2021, resulting in total development spending of $775 million, as disclosed in Note 19—Supplemental Information on Oil and Gas Producing Activities to the consolidated financial statements. Estimated future development costs relating to the development of our proved undeveloped reserves as of December 31, 2022 are approximately $1.9 billion, or $0.43 per Mcfe, over the next five years. We maintain a five-year development plan, which is reviewed by our Board of Directors, which supports our corporate production target. The development plan is reviewed annually to ensure capital is allocated to the wells that have the highest risk-adjusted rates of return within our inventory of undrilled well locations. Based on strip pricing as of December 31, 2022, we believe that net cash provided by operating activities will be sufficient to finance such future development costs. While we will continue to drill leasehold delineation wells and build on our current leasehold position, we will also continue drilling our proved undeveloped reserves. See “Item 1A. Risk Factors—The development of our estimated proved undeveloped reserves may take longer and may require higher levels of capital expenditures than we currently anticipate. Therefore, our estimated proved undeveloped reserves may not be ultimately developed or produced.”

As of December 31, 2022, an estimated 5,194 of our net leasehold acres, containing 206 gross wells (16.9 net wells) associated with proved undeveloped reserves, are subject to renewal prior to scheduled drilling. Some of these leases have contract renewal options and some will need to be renegotiated. We estimate a potential cost of approximately $14 million to renew the 5,194 acres based upon current leasing authorizations and option to extend payments. Proved undeveloped reserves of 391 Bcfe are related to these leases. Historically, we have had a high success rate in renewing leases, and we expect that we will be able to renew substantially all of the leases underlying this acreage prior to the scheduled drilling dates. Based on our historical success rate in renewing leases, we estimate that we may not be able to renew leases covering approximately 20 Bcfe of these proved undeveloped reserves.

If we are not able to renew these leases prior to the scheduled drilling dates, our quantities of net proved undeveloped reserves will be somewhat reduced on those locations.

Preparation of Reserve Estimates

Our proved reserve estimates as of December 31, 2020, 2021 and 2022 included in this Annual Report on Form 10-K were prepared by our internal reserve engineers in accordance with petroleum engineering and evaluation standards published by the Society of Petroleum Evaluation Engineers and definitions and guidelines established by the SEC. These proved reserve estimates have been audited by our independent engineers, DeGolyer and MacNaughton (“D&M”). A copy of the summary report of D&M with respect to our reserves as of December 31, 2022 is filed as Exhibit 99.1 to this Annual Report on Form 10-K. The technical person at D&M primarily responsible for reviewing our reserves estimates was Dilhan Ilk, P.E. Mr. Ilk is a Registered Professional Engineer in the State of Texas (License No. 139334), is a member of the Society of Petroleum Engineers, and has in excess of 10 years of experience in oil and gas reservoir studies and reserves evaluations. Mr. Ilk graduated from the Istanbul Technical University in 2003 with a Bachelor of Science degree in Petroleum Engineering, a Master of Science degree in Petroleum Engineering from Texas A&M University in 2005 and a Doctor of Philosophy degree in Petroleum Engineering from Texas A&M University in 2010. The technical persons responsible for overseeing the audit of our reserve estimates presented herein meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.

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

Identification of Potential Well Locations

Our identified potential well locations represent locations to which proved, probable, or possible reserves were attributable based on SEC pricing as of December 31, 2022.

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

Exploration and Production and Marketing Segments

The following table sets forth information regarding our production, realized prices and production costs for the years ended December 31, 2020, 2021 and 2022. For additional information on price calculations, see information set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2020	2021	2022
Production data (1) (2):
Natural gas (Bcf)	875	826	798
C2 Ethane (MBbl)	19,709	17,262	18,818
C3+ NGLs (MBbl)	48,341	40,496	39,914
Oil (MBbl)	4,412	3,521	3,223
Combined (Bcfe)	1,310	1,194	1,170
Daily combined production (MMcfe/d)	3,578	3,271	3,204
Average prices before effects of derivative settlements (3):
Natural gas (per Mcf)	$2.07	4.17	6.92
C2 Ethane (per Bbl)	$5.77	11.99	20.41
C3+ NGLs (per Bbl)	$21.68	47.92	52.98
Oil (per Bbl)	$25.45	57.15	85.53
Combined average sales prices before effects of derivative settlements (per Mcfe) (1)	$2.35	4.85	7.09
Combined average sales prices after effects of derivative settlements (per Mcfe) (1)	$2.96	3.88	5.46
Average Costs (per Mcfe):
Lease operating	$0.08	0.08	0.09
Gathering, compression, processing and transportation	$1.93	2.09	2.23
Production and ad valorem taxes	$0.08	0.17	0.25
Marketing, net	$0.12	0.08	0.10
Depletion, depreciation, amortization and accretion	$0.66	0.62	0.59
General and administrative (excluding equity-based compensation)	$0.08	0.10	0.12
(1)	Production data excludes volumes related to the volumetric production payment transaction (“VPP”).
(2)	Oil and NGL production was converted at 6 Mcf per Bbl to calculate total Bcfe production and per Mcfe amounts. This ratio is an estimate of the equivalent energy content of the products and may not reflect their relative economic value.
(3)	Average prices reflect the before and after effects of our settled commodity derivatives. Our calculation of such after effects includes gains or losses on settlements of commodity derivatives (but does not include proceeds from or payments for the derivative monetizations in 2020 and 2021, respectively). These commodity derivatives do not qualify for hedge accounting because we do not designate or document them as hedges for accounting purposes.

Acreage

The following table sets forth certain information regarding the total developed and undeveloped acreage in which we own an interest as of December 31, 2022.  A majority of our developed acreage is subject to liens securing the Credit Facility.  Approximately 85% of our net Appalachian Basin acreage is held by production.  Acreage related to royalty, overriding royalty, and other similar interests is excluded from this table.

	Developed Acres		Undeveloped Acres (2)		Total Acres (2)
	Gross	Net	Gross	Net	Gross	Net
Appalachian Basin (1)	252,294	240,858	300,340	263,537	552,634	504,395
(1)	Our acreage is located in West Virginia, Ohio and Pennsylvania.
(2)	There are 25,051 gross (22,632 net), 11,677 gross (10,442 net) and 7,239 gross (6,711 net) acres subject to expiration during the years ending December 31, 2023, 2024 and 2025, respectively, if production is not established within the spacing units covering the acreage prior to the expiration dates and they are not otherwise extended or renewed.

Productive Wells

The following table summarizes gross and net productive wells as of December 31, 2022, all of which are natural gas wells.   Net wells reflect the sum of our percentage ownership in gross wells.

	December 31, 2022
	Gross	Net
Appalachian Basin	1,734	1,586

Drilling Activity

The following table sets forth the results of our drilling activity for wells drilled and completed during the years ended December 31, 2020, 2021 and 2022.  Gross wells reflect the number of wells in which we own an interest and include historical drilling activity in the Appalachian Basin.  Net wells reflect the sum of our working interests in gross wells.

	Year Ended December 31,
	2020		2021		2022 (1)
	Gross	Net	Gross	Net	Gross	Net
Development wells:
Productive	106	104	66	57	71	58
Dry	—	—	—	—	—	—
Total development wells	106	104	66	57	71	58
Exploratory wells:
Productive	—	—	2	2	1	1
Dry	—	—	—	—	—	—
Total exploratory wells	—	—	2	2	1	1
(1)	Well counts exclude 35 gross wells (28.7 net wells) that were in the process of being completed as of December 31, 2022.

Gathering and Compression

During the year ended December 31, 2022, Antero Midstream acquired the substantial majority of the third-party Appalachian Basin assets that were used to gather and compress our production in prior years, and as a result, the substantial majority of our exploration and development activities are supported by the natural gas gathering and compression assets of Antero Midstream. As a result, our agreements with Antero Midstream allow us to obtain the necessary gathering and compression capacity for our production, and we have leveraged our relationship with Antero Midstream to support our development. For the years ended December 31, 2021 and 2022, Antero Midstream spent approximately $233 million and $299 million, respectively, on gas gathering and compression infrastructure that services our production. Subject to pre-existing dedications and other third-party commitments, we have dedicated to Antero Midstream substantially all of our current and future acreage in West Virginia and Ohio for gathering and compression services.

As of December 31, 2022, Antero Midstream owned and operated 620 miles of gas gathering pipelines in the Appalachian Basin. We also have access to additional low-pressure and high-pressure pipelines owned and operated by third-parties. As of December 31, 2022, Antero Midstream owned and operated 34 compressor stations, and we utilized three additional third-party compressor stations. The gathering, compression, and dehydration services provided by third-parties are contracted on a fixed-fee basis.

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

We contract with MarkWest to provide cryogenic processing capacity for our Appalachian Basin production. Antero Midstream owns a 50% interest in the Joint Venture to develop processing and fractionation assets in Appalachia. Below is a summary of the nameplate capacity of the processing plants owned by MarkWest and the Joint Venture, our contracted capacity at these plants and their completion status.

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

Midwest-Chicago Regional Markets

We have several firm transportation contracts with pipelines that have capacity to deliver natural gas to the Chicago and Michigan markets. The Chicago directed pipelines include the Rockies Express Pipeline (“REX”), the Midwestern Gas Transmission pipeline (“MGT”), the Natural Gas Pipeline Company of America pipeline (“NGPL”), and the ANR Pipeline Company pipeline (“ANR Chicago”). The firm transportation contract on REX provides firm capacity for 400,000 MMBtu per day and delivers gas to downstream contracts on MGT, NGPL and ANR Chicago.

We have 125,000, 75,000 and 200,000 MMBtu per day of firm transportation on MGT, NGPL and ANR Chicago, respectively. The MGT and NGPL contracts deliver gas to the Chicago city gate area and the ANR Chicago contract delivers natural gas to Chicago in the summer and Michigan in the winter. The Chicago and Michigan contracts expire at various dates from 2029 through 2033.

Gulf Coast, Atlantic Seaboard and International Markets

We have firm transportation contracts with various pipelines to access the Gulf Coast, Atlantic Seaboard and international markets. These contracts include firm capacity on the following pipelines: (i) Columbia Gas Transmission pipeline (“TCO”), (ii) Columbia Gulf Transmission pipeline (“Columbia Gulf”), (iii) Stonewall Gas Gathering (“SGG”), (iv) Tennessee Gas Pipeline (“Tennessee”), (v) ANR Pipeline (“ANR Gulf”), (vi) Rover Pipeline (“Rover”), (vii) Texas Eastern Transmission Corp. - M2 Zone (“TETCO M2”), (viii) Appalachia Gathering System (“AGS”), (ix) Mountaineer Xpress pipeline (“MXP”), (x) Columbia Gas Transmission IPP pool (“TCO IPP”), (xi) Gulf Xpress pipeline (“GXP”), (xii) Enterprise Products Partners ATEX pipeline (“ATEX”) and (xiii) Sunoco pipeline (“Mariner East 2”). Our diverse portfolio of firm capacity gives us the flexibility to move natural gas to the local Appalachia market or other preferred markets with more favorable pricing. These firm capacity contracts include:

●	TCO firm capacity of approximately 453,000 MMBtu per day. Of the 453,000 MMBtu per day of firm capacity on

TCO, we have the ability to utilize 430,000 MMbtu per day on Columbia Gulf, which provides access to the Gulf Coast markets. These contracts expire at various dates from 2024 through 2028.
●	SGG firm capacity of 900,000 MMBtu per day, which decreases to 600,000 MMBtu per day in 2027, that transports gas from various gathering system interconnection points and the MarkWest Sherwood plant complex to the TCO WB System. Additionally, we have firm transportation contracts with TCO for both the western and eastern directions on the pipeline. Our firm capacity of 720,000 MMBtu per day, which increases to 746,000 MMBtu per day in 2024 and 800,000 MMBtu per day in 2027, west bound on TCO (“TCO WB”) provides us access to the local Appalachia and the Gulf Coast markets via the Columbia Gulf or Tennessee pipelines. Our firm capacity of 330,000 MMBtu per day east bound on TCO delivers natural gas to the Cove Point LNG facility. These contracts expire at various dates from 2030 through 2038.
●	Tennessee firm capacity of 790,000 MMBtu per day, which decreases to 200,000 MMBtu per day in 2030, to deliver natural gas from the Broad Run interconnect on TCO WB to the Gulf Coast market. This contract expires at various dates from 2030 to 2033.
●	ANR Gulf firm capacity of 600,000 MMBtu per day to deliver natural gas from West Virginia and Ohio to the Gulf Coast market. This contract expires in 2045.
●	Rover Pipeline firm capacity of 840,000 MMBtu per day, which decreases to 800,000 MMBtu per day in 2025, that connects the Appalachian Basin to Midwest and Gulf Coast markets via the ANR Chicago and ANR Gulf segments. These contracts expire in 2025 and 2033.
●	AGS firm capacity of 275,000 MMBtu per day to deliver natural gas to TETCO M2 and other various local delivery points. This contract expires in 2023.
●	MXP firm capacity of 700,000 MMBtu per day to deliver (i) approximately 517,000 MMBtu per day to TCO IPP, which continues to Leach, Kentucky and (ii) approximately 183,000 MMBtu per day to GXP, which continues to the Gulf Coast. These contracts expire at various dates from 2024 to 2058.
●	ATEX firm capacity of 20,000 Bbl per day to deliver ethane to Mont Belvieu, Texas. This contract expires in 2028.
●	Mariner East 2 firm capacity for ethane of 11,500 Bbl per day and propane and butane of 65,000 Bbl per day to deliver to Marcus Hook, Pennsylvania. These contracts expire in 2028 and 2029, respectively. Mariner East 2 provides access to international markets via trans-ocean LPG carriers.

Under firm transportation contracts, we are obligated to deliver minimum daily volumes or pay fees for any deficiencies in deliveries. In January 2023, we executed an early termination of our firm transportation commitment of 200,000 MMBtu per day on Equitrans pipeline and made a cash payment of $24 million, which was funded by borrowings under our Credit Facility. See Note 14—Commitments to the consolidated financial statements for information on our minimum fees for such contracts. Based on current projected 2023 annual production guidance, we estimate that we could incur annual net marketing costs of $0.07 per Mcfe to $0.09 per Mcfe in 2023 for unutilized transportation capacity depending on the amount of unutilized capacity that can be marketed to third-parties or utilized to transport third-party gas and capture positive basis differentials. Where permitted, we continue to actively market any excess capacity in order to offset minimum commitment fees and those activities are recorded in our net marketing expense.

Delivery Commitments

We have entered into various firm sales contracts to deliver and sell gas and NGLs. We believe we will have sufficient production quantities to meet substantially all of such commitments. We may purchase gas from third-parties to satisfy shortfalls should they occur.

As of December 31, 2022, our firm sales commitments through 2027 included:

	Natural Gas	Ethane	C3+ NGLs	Condensate
Year Ending December 31,	(MMBtu/d)	(Bbl/d)	(Bbl/d)	(Bbl/d)
2023	690,000	94,000	15,301	417
2024	600,000	95,250	5,000	—
2025	600,000	85,500	1,250	—
2026	600,000	85,250	—	—
2027	530,000	86,500	—	—

We utilize a part of our firm transportation capacity to deliver gas and NGLs under the majority of these firm sales contracts. We have firm transportation contracts that require us to either ship products on said pipelines or pay demand charges for shortfalls. The minimum demand fees are reflected in our table of contractual obligations. See Note 14—Commitments to the consolidated financial statements.

Water Handling Operations

Our agreements with Antero Midstream allow us to obtain fresh water for use in our drilling and completion operations, as well as services to dispose of flowback and produced water resulting from our operations.

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

As of December 31, 2022, Antero Midstream owned and operated 226 miles of buried water pipelines and 137 miles of portable surface water pipelines in the Appalachian Basin. Additionally, as of December 31, 2022, Antero Midstream had the ability to store 5.5 million barrels of fresh water in 36 impoundments equipped with transfer pumps located throughout our leasehold acreage.

Major Customers

Our sales to major customers (purchasers in excess of 10% of total sales) for the years ended December 31, 2020, 2021 and 2022 were as follows:

	Year Ended December 31,
	2020	2021	2022
Six One Commodities LLC (1)	11%	10%	12%
Sabine Pass Liquefaction LLC	11%	*	*
(1)	Six One Commodities LLC acquired WGL Midstream during the year ended December 31, 2021. WGL Midstream was our major customer during the year ended December 31, 2020.
*	Sabine Pass Liquefaction LLC was not a major customer during the years ended December 31, 2021 and 2022.

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

Regulation of the Oil and Natural Gas Industry

General

We operate on private or state-owned lands, and we have no production from federal mineral interests. Our oil and natural gas operations are subject to extensive, and frequently changing, laws and regulations related to well permitting, drilling and completion, and to the production, transportation and sale of natural gas, NGLs and oil. We believe compliance with existing requirements will not have a material adverse effect on our financial position, cash flows or results of operations. However, such laws and regulations are frequently amended or reinterpreted. Additional proposals and proceedings that affect the oil and natural gas industry are regularly considered by Congress, federal agencies, state and local governments and the courts. We cannot predict when or whether any such proposals may become effective. Therefore, we are unable to predict the future costs or impact of compliance. The regulatory burden on the industry increases the cost of doing business and affects profitability. We do not believe that any regulatory changes will affect us materially differently from the way they will affect our competitors.

Regulation of Production of Natural Gas and Oil

We own interests in properties located onshore in West Virginia, Ohio and Pennsylvania, and our production activities on these properties are subject to regulation under a wide range of local, state and federal statutes, rules, orders and regulations. These statutes and regulations address requirements related to permits for drilling of wells, bonding to drill or operate wells, the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, sourcing and disposal of water used in the drilling and completion process, the plugging and abandonment of wells, venting or flaring of natural gas and the ratability or fair apportionment of production from fields and individual wells. In addition, all of the states in which we own and operate properties have regulations governing environmental and conservation matters, including provisions for the handling and disposing or discharge of waste materials, the unitization or pooling of natural gas and oil properties, the establishment of maximum allowable rates of production from natural gas and oil wells, and the size of drilling and spacing units or proration units and the density of wells that may be drilled. Some states also have granted their oil and gas regulators the power to prorate production to the market demand for oil and gas, and other states may elect to do so in the future. The effect of these regulations is to limit the amount of natural gas and oil that we can produce from our wells and to limit the number of wells or the locations at which we can drill, although we can apply for exceptions to such regulations or to have reductions in well spacing or density. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of natural gas, NGLs and oil within its jurisdiction.

The failure to comply with these rules and regulations can result in substantial penalties. Our competitors in the oil and natural gas industry are subject to the same regulatory requirements and restrictions that affect our operations.

Regulation of Transportation of Natural Gas

The transportation and sale, or resale, of natural gas in interstate commerce are regulated by the FERC, under the Natural Gas Act of 1938 (“NGA”), the Natural Gas Policy Act of 1978 (“NGPA”), and regulations issued under those statutes. FERC regulates interstate natural gas transportation rates and service conditions, which affects the marketing of natural gas that we produce, as well as the revenues we receive for sales of our natural gas. Since 1985, FERC has endeavored to make natural gas transportation more accessible to natural gas buyers and sellers on an open and non-discriminatory basis. Although FERC’s orders do not directly regulate natural gas producers, they are intended to foster increased competition within all phases of the natural gas industry.

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

Regulation of Sales of Natural Gas, NGLs and Oil

The prices at which we sell natural gas, NGLs and oil are not currently subject to federal regulation and, for the most part, are not subject to state regulation. FERC, however, regulates interstate natural gas transportation rates, and terms and conditions of transportation service, which affects the marketing of the natural gas we produce, as well as the prices we receive for sales of our natural gas. Similarly, the price we receive from the sale of oil and NGLs is affected by the cost of transporting those products to market. FERC regulates the transportation of oil and liquids on interstate pipelines under the provision of the Interstate Commerce Act, the Energy Policy Act of 1992 and regulations issued under those statutes. Intrastate pipeline transportation of oil, NGLs and other products, is dependent on pipelines whose rates, terms and conditions of service are subject to regulation by state regulatory bodies under state statutes. In addition, while sales by producers of natural gas and all sales of crude oil, condensate and NGLs can currently be made at uncontrolled market prices, Congress could reenact price controls in the future.

With regard to our physical sales of these energy commodities and any related hedging activities that we undertake, we are required to observe anti-market manipulation laws and related regulations enforced by the FERC as described below, the U.S. Commodity Futures Trading Commission under the Commodity Exchange Act (“CEA”) and the Federal Trade Commission (“FTC”). We are also subject to various reporting requirements that are designed to facilitate transparency and prevent market manipulation. Should we violate the anti-market manipulation laws and regulations, we could be subject to fines and penalties as well as related third-party damage claims by, among others, market participants, sellers, royalty owners and taxing authorities.

The Domenici Barton Energy Policy Act of 2005 (“EPAct of 2005”) amended the NGA to add an anti-market manipulation provision, which makes it unlawful for any entity to engage in prohibited behavior to be prescribed by FERC, and furthermore, provided FERC with additional civil penalty authority. In Order No. 670, FERC promulgated rules implementing the anti-market manipulation provision of the EPAct of 2005, which make it unlawful to: (i) in connection with the purchase or sale of natural gas subject to the jurisdiction of FERC, or the purchase or sale of transportation services subject to the jurisdiction of FERC, for any entity, directly or indirectly, to use or employ any device, scheme or artifice to defraud; (ii) to make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or (iii) to engage in any act or practice that operates as a fraud or deceit upon any person. The anti-market manipulation rules do not apply to activities that relate only to intrastate or other non-jurisdictional sales or gathering, but do apply to activities of gas pipelines and storage companies that provide interstate services, as well as otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” gas sales, purchases or transportation subject to FERC jurisdiction, which now includes the annual reporting requirements under Order No. 704 described below. Under the EPAct of 2005, FERC has the power to assess civil penalties of up to $1,000,000 (adjusted annually for inflation) per day for each violation of the NGA and the NGPA. In January 2023, FERC issued an order (Order No. 886) increasing the maximum civil penalty amounts under the NGA and NGPA to adjust for inflation. FERC may now assess civil penalties under the NGA and NGPA of up to $1,496,035 per violation per day.

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

The CEA prohibits any person from manipulating or attempting to manipulate the price of any commodity in interstate commerce or futures on such commodity. The CEA also prohibits knowingly delivering or causing to be delivered false or misleading or knowingly inaccurate reports concerning market information or conditions that affect or tend to affect the price of a commodity. In November 2009, the FTC issued regulations pursuant to the Energy Independence and Security Act of 2007 intended to prohibit market manipulation in the petroleum industry. Violators of the regulations face civil penalties of up to approximately $1.4 million (adjusted annually for inflation) per violation per day. Together with FERC, these agencies have imposed broad rules and regulations prohibiting fraud and manipulation in oil and gas markets and energy futures markets.

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

Hazardous Substances and Waste Handling

The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), also known as the “Superfund” law, and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a “hazardous substance” into the environment. These persons include the current and past owner or operator of the disposal site or the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances at the site where the release occurred. Under CERCLA, such persons may be subject to joint and several strict liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third-parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. In addition, despite the “petroleum exclusion” of Section 101(14) of CERCLA, which currently encompasses crude oil and natural gas, we generate materials in the course of our operations that may be regulated as hazardous substances based on their characteristics; however, we are unaware of any liabilities arising under CERCLA for which we may be held responsible that would materially and adversely affect us.

The Resource Conservation and Recovery Act (“RCRA”), and analogous state laws, establish detailed requirements for the generation, handling, storage, treatment and disposal of nonhazardous and hazardous solid wastes. RCRA specifically excludes drilling fluids, produced waters and other wastes associated with the exploration, development or production of crude oil, natural gas or geothermal energy from regulation as hazardous wastes. However, these wastes may be regulated by the EPA, or state agencies under RCRA’s less stringent nonhazardous solid waste provisions, or under state laws or other federal laws. Moreover, it is possible that these particular oil and natural gas exploration, development and production wastes now classified as nonhazardous solid wastes could be classified as hazardous wastes in the future. In addition, in the course of our operations, we generate some amounts of ordinary industrial wastes, such as waste solvents, laboratory wastes and waste compressor oils that may become regulated as hazardous wastes if such wastes have hazardous characteristics. Although the costs of managing hazardous waste may be significant, we do not believe that our costs in this regard are materially more burdensome than those for similarly situated companies.

We currently own, lease or operate numerous properties that have been used for oil and natural gas exploration and production activities for many years. Although we believe that we have utilized operating and waste disposal practices that were standard in the industry at the time, hazardous substances, wastes or petroleum hydrocarbons may have been released on, under or from the properties owned or leased by us, or on, under or from other locations, including offsite locations, where such substances have been taken for recycling or disposal. In addition, some of our properties have been operated by third-parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes or petroleum hydrocarbons was not under our control. We are able to control directly the operation of only those wells with respect to which we act or have acted as operator. The failure of a prior owner or operator to comply with applicable environmental regulations may, in certain circumstances, be attributed to us as current owners or operators under CERCLA. These properties and the substances disposed or released on, under or from them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to undertake response or corrective measures, regardless of fault, which could include removal of previously disposed substances and wastes, cleanup of contaminated property or performance of remedial plugging or waste pit closure operations to prevent future contamination.

Water Discharges

The Federal Water Pollution Control Act, or the Clean Water Act (the “CWA”), and comparable state laws impose restrictions and strict controls regarding the discharge of pollutants, including produced waters and other oil and natural gas wastes, into federal and state waters. The discharge of dredge and fill material in regulated waters, including wetlands, is also prohibited, unless authorized by a permit issued by the U.S. Army Corps of Engineers (“Corps”). The scope of these regulated waters has been subject to substantial controversy. In 2015 and 2020, respectively, the Obama and Trump Administrations each published final rules attempting to define the federal jurisdictional reach over waters of the United States (“WOTUS”); however, both of these rulemakings have been subject to legal challenge. More recently, the EPA and Corps published a final rule to establish a definition of WOTUS based on the pre-2015 regulations with updates to incorporate existing Supreme Court decisions and regulatory guidance. However, several legal challenges have been filed against this rule, the outcomes of which cannot be predicted at this time. Additionally, in October 2022, the Supreme Court heard arguments in a case on the scope and authority of the CWA and the definition of WOTUS, a ruling on which is expected in early 2023. As a result of these developments, the scope of jurisdiction under the CWA is uncertain at this time. To the extent any action further expands the scope of the CWA’s jurisdiction in areas where we operate, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas, which could delay the development of our natural gas and oil projects. Similarly, any increased costs or delays for such permits may impact the development of pipeline infrastructure, which may impact our ability to transport our products. Also, pursuant to these laws and regulations, we may be required to obtain and maintain approvals or permits for the discharge of wastewater or storm water and are required to develop and implement spill prevention, control and countermeasure plans, also referred to as “SPCC plans,” in connection with on-site storage of significant quantities of oil. These laws and any implementing regulations provide for administrative, civil and criminal penalties for any unauthorized discharges of oil and other substances in reportable quantities and may impose substantial potential liability for the costs of removal, remediation and damages.

Air Emissions

The federal Clean Air Act and comparable state laws restrict the emission of air pollutants from many sources, such as, for example, compressor stations, through air emissions standards, construction and operating permitting programs and the imposition of other compliance requirements. These laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants, the costs of which could be significant. The need to obtain permits has the potential to delay the development of our oil and natural gas projects. Over the next several years, we may be required to incur certain capital expenditures for air pollution control equipment or other air emissions related issues. For example, in October 2015, the EPA lowered the National Ambient Air Quality Standard (“NAAQS”), for ozone from 75 to 70 parts per billion for both the 8-hour primary and secondary standards, and completed attainment/non-attainment designations in July 2018. Subsequently, in 2020, the Trump Administration decided to leave this standard in place, but the Biden Administration has announced plans to formally review this decision and consider instituting a more stringent standard. A final decision is not expected until 2023. These decisions are subject to legal challenge, and any proposed rule will likely be subject to such challenge as well. The EPA has also issued final rules under the Clean Air Act that subject oil and natural gas production, processing, transmission and storage operations to regulation under the New Source Performance Standards, or NSPS, and National Emission Standards for Hazardous Air Pollutants programs. These final rules require, among other things, capturing or combustion of certain emissions, as well as emission leak detection and repair programs. These regulations also establish specific new requirements regarding emissions from production related wet seal and reciprocating compressors, and from pneumatic controllers and storage vessels. Compliance with these and other air pollution control and permitting requirements has the potential to delay the development of natural gas and oil projects and increase our costs of development and production, which costs could be significant. However, we do not believe that compliance with such current requirements will have a material adverse effect on our operations.

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

The federal regulation of methane from oil and gas facilities has been subject to substantial uncertainty in recent years. In June 2016, the EPA finalized NSPS, known as Subpart OOOOa, that establish emission standards for methane and volatile organic compounds (“VOCs”) from new and modified oil and natural gas production and natural gas processing and transmission facilities. In September 2020, the EPA finalized amendments to the 2016 standards that removed the transmission and storage segment from the oil and natural gas source category and rescinded the methane-specific requirements for production and processing facilities. However, President Biden signed an executive order on his first day in office calling for the suspension, revision or rescission of the September 2020 rule and the reinstatement or issuance of methane emission standards for new, modified and existing oil and gas facilities. Subsequently, the U.S. Congress approved, and President Biden has signed into law, a resolution under the Congressional Review Act to repeal the September 2020 revisions to the methane standards, effectively reinstating the prior standards. In response to President Biden’s executive order, in November 2021, the EPA issued a proposed rule that, if finalized, would establish Quad Ob as new source and Quad Oc as first-time existing source standards of performance for methane and VOC emissions for the crude oil and natural gas source category. Owners or operators of affected emission units or processes would have to comply with specific standards of performance that may include leak detecting using optical gas imaging and subsequent repair requirements, reduction of regulated emissions through capture and control systems and zero-emission requirements for certain equipment or processes, operations and maintenance requirements. The EPA published a supplemental proposal in November 2022, which, among other items, would impose expanded inspection, monitoring and emissions control requirements on oil and gas sites, as well as strengthen requirements related to emissions from equipment and routine flaring. The proposal would also establish a “Super Emitter Response Program” that would require operator response to emissions events exceeding 200 pounds per hour, as detected by regulatory authorities or qualified third-parties. The proposal is currently subject to public comment and is expected to be finalized in 2023; however, all of these regulatory actions will likely be subject to legal challenges. Separately, the Inflation Reduction Act (“IRA 2022”) signed into law in August 2022 imposes a fee on methane emissions from certain oil and gas facilities, beginning in calendar year 2024. As a result, we cannot predict the scope of any final methane regulatory requirements or the cost to comply with such requirements. Given the long-term trend toward increasing regulation, future federal GHG regulations of the oil and gas industry remain a possibility, and several states have separately imposed their own regulations on methane emissions from oil and gas production activities.

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

For example, Antero incorporated a balanced drill out technique as the final step in the completions process where the majority of gas from the wellbore is maintained downhole. This is followed by a controlled emission flowback process that captures gas and sends it to sales. We have a sustained history of managing methane emissions from our operations, as demonstrated by our continued use of emission reduction techniques and equipment.

When we permit a facility, we install air pollution control equipment to comply with federal Clean Air Act NSPS and applicable Best Available Control Technology standards. The control equipment includes Vapor Recovery Towers and Vapor Recovery Units, which capture methane emissions and direct them to a sales line. This technology allows us to recover a valuable product and reduce emissions. Additionally, residual storage tank emissions are controlled with vapor combustors that reduce methane emissions by 98%. We continue to transition away from intermittent and low bleed natural gas supplied pneumatics to air supplied pneumatics at all new production facilities and select existing pads. In 2022, we eliminated or replaced 322 natural gas driven pneumatic devices, which brings the total number of pneumatic devices eliminated or replaced in our operations to 6,235 since this initiative began in 2021.

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

We participate in the EPA’s Natural Gas STAR Program, which provides a framework for companies with U.S. oil and gas operations to implement methane reduction technologies and practices and document their emission reduction activities. We are also members of ONE Future, a voluntary industry collective that seeks to reduce methane emission intensity across the natural gas supply chain, as well as The Environmental Partnership, which focuses on voluntary measures that the oil and gas industry can take to reduce emissions of methane and VOCs through the implementation of LDAR, equipment emission monitoring and maintenance and repair programs. By joining these programs, we committed to: (i) evaluate our methane emission reduction opportunities, (ii) implement methane reduction projects where feasible and (iii) annually report our methane emissions and/or our methane reduction activities.

Since 2017, we have published an annual Environment, Social and Governance (ESG) report, which highlights our most significant environmental program improvements and initiatives. As highlighted in our ESG report, our methane leak loss rate in 2021 was 0.016%, calculated in accordance with ONE Future, well below the ONE Future voluntary industry target of 1%.

During 2022, our GHG/methane emission reduction efforts included the following activities:

●	Completed a responsibly sourced gas certification pilot project with Trustwell by Project Canary.
●	Eliminated or replaced 322 intermittent and low-bleed natural gas-controlled pneumatics.
●	Plugged and abandoned certain older vertical wells that were acquired in conjunction with property acquisitions. Plugging and abandoning older, low producing wells can reduce methane emissions.
●	Preventatively replaced and/or repaired aging storage tank vapor control system equipment to reduce potential for fugitive methane and GHG emissions.
●	Continued utilization of the following procedures or equipment in our operations:
o	Quarterly facility LDAR inspections, which is twice the frequency required by current federal regulation.
o	Lockdown thief hatches and isolation valves on storage tanks at all new production facilities to reduce unnecessary potential emissions during daily operations and maintenance activity.
o	Operated burner management systems with two stages of pressure control, which are certified by the manufacturer to meet EPA performance standards, to optimize combustor efficiency.
o	Vapor recovery systems that incorporate up to three stages of vapor recovery in our process.
o	Low pressure separators as part of our completions process to recover methane that would otherwise be flared during flowback operations and allows such methane to become a salable product.
o	Periodic pressure relief valve testing and repair.
o	Balanced-pressure well drill outs, which minimize the potential for venting and/or flaring of gas from our wells during the well completion process.
o	Mobile gas lift units, which reduces emissions that would otherwise be emitted by well swabbing and liquids unloading.
●	Held meetings with our ESG Advisory Council comprised of a cross-disciplinary group of internal subject matter experts to partner with our GHG/Methane Reduction Team to manage ESG (including climate change) risks, opportunities and strategies.
●	Held quarterly meetings with our GHG/Methane Reduction team comprised of internal subject matter experts to review emerging methane detection and quantification technologies applicable to exploration and production operations.

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

Increasingly, oil and natural gas companies are exposed to litigation risks associated with the threat of climate change. A number of parties have brought suits against oil and natural gas companies in state or federal court for alleged contributions to, or failures to disclose the impacts of, climate change. We are not currently party to any such litigation, but could be named in future actions making similar claims of liability. To the extent that societal pressures or political or other factors are involved, it is possible that such liability could be imposed without regard to our causation of or contribution to the asserted damage, or to other mitigating factors.

In the United States, no comprehensive climate change legislation has been implemented at the federal level, though recently passed laws such as the IRA 2022 advance numerous climate-related objectives. President Biden has highlighted addressing climate change as a priority of his administration, which includes certain potential initiatives for climate change legislation to be proposed and passed into law. On January 27, 2021, President Biden signed an executive order calling for substantial action on climate change, including, among other things, the increased use of zero-emissions vehicles by the federal government, the elimination of subsidies provided to the oil and natural gas industry, and increased emphasis on climate-related risks across agencies and economic sectors. Additionally, in November 2021, the Biden Administration released “The Long-Term Strategy of the United States: Pathways to Net-Zero Greenhouse Gas Emissions by 2050,” which establishes a roadmap to net zero emissions in the United States by 2050 through, among other things, improving energy efficiency; decarbonizing energy sources via electricity, hydrogen and sustainable biofuels; and reducing non-CO2 GHG emissions, such as methane and nitrous oxide. Other actions that could be pursued by the Biden Administration may include the imposition of more restrictive requirements for the establishment of pipeline infrastructure or the permitting of LNG export facilities, as well as more restrictive GHG emissions limitations for oil and gas facilities. Most recently, in August 2022, the IRA 2022 was signed into law, appropriating significant federal funding for renewable energy initiatives and, for the first time ever, imposing a federal fee on excess methane emissions from certain oil and gas facilities. The emissions fee and renewable and low-carbon energy funding provisions of the law could increase our operating costs and accelerate the transition away from oil and natural gas, which could in turn adversely affect our business and results of operations. Internationally, the United Nations-sponsored “Paris Agreement” requires member states to individually determine and submit non-binding emissions reduction targets every five years after 2020. President Biden recommitted the United States to the Paris Agreement and, in April 2021, announced a goal of reducing the United States’ emissions by 50-52% below 2005 levels by 2030. In November 2021, the international community gathered again in Glasgow at the 26th Conference to the Parties on the UN Framework Convention on Climate Change (“COP26”), during which multiple announcements were made, including a call for parties to eliminate certain oil and natural gas subsidies and pursue further action on non-CO2 GHGs. Relatedly, the United States and European Union jointly announced the launch of the “Global Methane Pledge,” which aims to cut global methane pollution at least 30% by 2030 relative to 2020 levels, including “all feasible reductions” in the energy sector. These goals were reaffirmed at the 27th Conference of the Parties (“COP27”) in November 2022, and countries were called upon to accelerate efforts towards the phase-out of inefficient fossil fuel subsidies, though no firm commitment or timeline was made. The impacts of these orders, pledges, agreements and any legislation or regulation promulgated to fulfill the United States’ commitments under the Paris Agreement, COP26, or other international conventions cannot be predicted at this time.

Additionally, our access to capital may be impacted by climate change policies. Financial institutions may adopt policies that have the effect of reducing the funding provided to the oil and natural gas industry. Many of the largest U.S. banks have made net zero commitments and have announced that they will be assessing financed emissions across their portfolios and taking steps to quantify and reduce those emissions. For example, at COP26, the Glasgow Financial Alliance for Net Zero (“GFANZ”) announced that commitments from over 450 firms across 45 countries had resulted in over $130 trillion in capital committed to net zero goals. The various sub-alliances of GFANZ generally require participants to set short-term, sector-specific targets to transition their financing, investing and/or underwriting activities to net zero emissions by 2050. These and other developments in the financial sector could lead to some lenders restricting access to capital for or divesting from certain industries or companies, including the oil and natural gas sector, or requiring that borrowers take additional steps to reduce their GHG emissions. Additionally, financial institutions may be required to adopt policies that have the effect of reducing the funding provided to the oil and natural gas industry. For example, the Federal Reserve has joined the Network for Greening the Financial System (the “NGFS”), a consortium of financial regulators focused on addressing climate-related risks in the financial sector and, in November 2021, issued a statement in support of the efforts of the NGFS to identify key issues and potential solutions for the climate-related challenges most relevant to central banks and supervisory authorities. In January 2023, the Federal Reserve released instructions for a pilot climate scenario analysis being undertaken by six of the U.S.’s largest banks, expected to conclude near the end of 2023. While we cannot predict what policies may result from this, a material reduction in the capital available to the oil and natural gas industry could make it more difficult to secure funding for exploration, development, production, transportation and processing activities, which could impact our business and operations. In addition, the SEC has proposed a rule requiring registrants to include certain climate-related disclosures, including Scope 1, 2 and 3 GHG emissions, climate-related targets and goals, and certain climate-related financial statement metrics, in registration statements and periodic reports. The final rule is expected in 2023. Therefore, we cannot predict the final form and substance of the rule. Additionally, we cannot predict how financial institutions and investors might consider any information disclosed under a final rule when making investment decisions, and it is possible as a result that we could face increases with respect to the costs of, or restrictions imposed on, our access to capital. To the extent the rules impose additional reporting obligations, we could face increased costs. Separately, the SEC has also announced that it is scrutinizing existing climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege an issuer’s existing climate disclosures to be misleading or deficient.

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

Hydraulic Fracturing Activities

Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from low permeability subsurface rock formations. The hydraulic fracturing process involves the injection of water, sand and chemicals under pressure through a cased and cemented wellbore into targeted subsurface formations to fracture the surrounding rock and stimulate production. We regularly use hydraulic fracturing as part of our operations, as does most of the domestic oil and natural gas industry. Hydraulic fracturing typically is regulated by state oil and natural gas commissions, but the EPA has asserted federal regulatory authority pursuant to the federal Safe Drinking Water Act (“SDWA”), over certain hydraulic fracturing activities. For example, although we do not use diesel fuel down hole in our hydraulic fracturing operations, in February 2014, the EPA issued permitting guidance for the industry regarding such activities. In addition, the EPA finalized rules in June 2016 to prohibit the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants.

In addition, Congress has from time to time considered legislation to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process. New legislation regulating hydraulic fracturing may be considered again in future, though we cannot predict when or the scope of any such legislation at this time. At the state level, several states have adopted or are considering legal requirements that could impose more stringent permitting, disclosure and well construction requirements on hydraulic fracturing activities. For example, the Ohio Legislature has adopted a law requiring oil and natural gas operators to disclose chemical ingredients used to hydraulically fracture wells and to conduct pre-drill baseline water quality sampling of certain water wells near a proposed horizontal well. Local government also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. Some states and municipalities have banned and others seek to ban hydraulic fracturing altogether. We believe that we are in compliance with the applicable standard industry practices and legal requirements for groundwater protection in our hydraulic fracturing activities. Nonetheless, if new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development or production activities, and perhaps even be precluded from drilling wells.

Occupational Safety and Health Act

We are also subject to the requirements of the federal Occupational Safety and Health Act, as amended (“OSHA”), and comparable state laws that regulate the protection of the health and safety of employees. In addition, OSHA’s hazard communication standard, the Emergency Planning and Community Right to Know Act and implementing regulations and similar state statutes and regulations require that information be maintained about hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities, and citizens. We do not believe that any noncompliance with worker health and safety requirements has occurred or will have a material adverse effect on our business or operations.

Endangered Species Act

The federal Endangered Species Act (“ESA”), provides for the protection of endangered and threatened species. Pursuant to the ESA, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species’ habitat. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. We conduct operations on natural gas and oil leases in areas where certain species that are listed as threatened or endangered are known to exist and where other species that potentially could be listed as threatened or endangered under the ESA may exist. The U.S. Fish and Wildlife Service (“USFWS”), may designate critical habitat and suitable habitat areas that it believes are necessary for survival of a threatened or endangered species. A critical habitat or suitable habitat designation could result in further material restrictions to federal land use and may materially delay or prohibit access to protected areas for natural gas and oil development. Moreover, as a result of a settlement, the USFWS was required to make a determination as to whether more than 250 species classified as endangered or threatened should be listed under the ESA by the completion of the agency’s 2017 fiscal year. For example, in November 2022, the USFWS listed the northern long-eared bat, whose habitat includes the areas in which we operate, as an endangered species under the ESA, which will become effective on March 31, 2023. The designation of previously unprotected species as threatened or endangered, or redesignation of a threatened species as endangered, in areas where underlying property operations are conducted could cause us to incur increased costs arising from species protection measures or could result in limitations on our exploration and production activities that could have an adverse impact on our ability to develop and produce reserves. If we were to have a portion of our leases designated as critical or suitable habitat, it could adversely impact the value of our leases.

Although we have not experienced any material adverse effect from compliance with environmental requirements, there is no assurance that this will continue. We did not have any material capital or other non-recurring expenditures in connection with complying with environmental laws or environmental remediation matters in 2022, nor do we anticipate that such expenditures will be material in 2023.

Human Capital

We believe that our employees and contractors are significant contributors to our success and the future success of our Company, which depends on our ability to attract, retain and motivate qualified personnel. The skills, experience and industry knowledge of key employees significantly benefit our operations and performance.

As of December 31, 2022, we had 586 full-time employees, including 46 in executive, finance, treasury, legal and administration, 19 in information technology, 17 in geology, 239 in production and operations, 167 in midstream and water, 53 in land and 45 in accounting and internal audit. Additionally, we utilize the services of independent contractors to perform various field and other services. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We consider our relations with our employees to be generally good.

Total Rewards

We have demonstrated a history of investing in our workforce by offering competitive salaries, fair living wages and comprehensive benefits. To foster a stronger sense of ownership and align the interests of our personnel with shareholders, we provide long-term incentive programs that include restricted stock units, performance share units and cash awards. Additionally, we offer short-term cash incentive programs, which are discretionary and are based on individual and company performance factors, among others. Furthermore, we offer comprehensive benefits to our full-time employees working 30 hours or more per week. To be an employer of choice and maintain the strength of our workforce, we consistently assess the current business environment and labor market to refine our compensation and benefits programs and other resources available to our personnel. Among other benefits, these include:

●	comprehensive health insurance, including vision and dental; we have not increased employee premiums in over 15 years;
●	employee Health Savings Accounts, including contributions to these accounts by us;
●	401(k) retirement savings plan with discretionary contribution matching opportunities;
●	competitive paid time off and sick leave programs;
●	paid parental leave;
●	student loan repayment matching opportunities; and
●	wellness support benefits including an employee assistance program, short-term and long-term disability coverage and subsidized gym memberships among others.

Role Based Support

We support our employees’ professional development. To help our personnel succeed in their roles, we emphasize continuous formal and informal training, developmental and educational opportunities. We also assist employees with the cost of educational pursuits through our student loan repayment matching program. Additionally, we have a robust performance evaluation program, which includes tools to facilitate goals and career progression.

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

We have continued to operate throughout the COVID-19 pandemic, in some cases subject to federal, state and local regulations, and we have taken and continue to take steps to protect the health and safety of our workers. In response to the COVID-19 pandemic, we have implemented protocols that we believe to be in the best interest of our employees, as well as the communities in which we operate, and that comply with government orders, when applicable. During 2022, we transitioned from a hybrid working arrangement for non-field employees, which involved a combination of in-office and remote work-from-home arrangements, to an in-office working arrangement for all non-field employees. We continue to monitor the COVID-19 environment in order to protect the health and safety of our employees.

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

The daily spot prices for NYMEX Henry Hub natural gas ranged from a high of $9.85 per MMBtu to a low of $3.46 per MMBtu in 2022, and the daily spot prices for NYMEX West Texas Intermediate crude oil ranged from a high of $123.64 per barrel to a low of $71.05 per barrel during the same period. While oil and natural gas prices were generally higher in 2022 than they were in 2021, the markets for these commodities have historically been volatile, and these markets will likely continue to be volatile in the future. In addition, the market price for natural gas in the Appalachian Basin continues to be lower relative to NYMEX Henry Hub as a result of the significant increases in the supply of natural gas in the Northeast region in recent years. NGLs are made up of ethane, propane, isobutane, normal butane and natural gasoline, all of which have different uses and different pricing characteristics, which adds further volatility to the pricing of NGLs. Due to the volatility of commodity prices, we are unable to predict future potential movements in the market prices for natural gas, oil and NGLs at our ultimate sales points and, thus, cannot predict the ultimate impact of prices on our operations.

Prolonged low, and/or significant or extended declines in, natural gas, NGLs and oil prices may adversely affect our revenues, operating income, cash flows and financial position, particularly if we are unable to control our development costs during periods of lower natural gas, NGLs and oil prices. Declines in prices could also adversely affect our drilling activities and the amount of natural gas, NGLs and oil that we can produce economically, which may result in our having to make significant downward adjustments to the value of our assets and could cause us to incur non-cash impairment charges to earnings in future periods. Reductions in cash flows from lower commodity prices have required us to reduce our capital spending and could reduce our production and our reserves, negatively affecting our future rate of growth. Lower prices for natural gas, NGLs and oil may also adversely affect our credit ratings and result in a reduction in our borrowing capacity and access to other capital. We are also exposed to the risk of non-performance by our hedge counterparties in the event that changes, positive or negative, in natural gas prices result in our derivative contracts having a positive fair value in our favor. Further, adverse economic and market conditions could negatively affect the collectability of our trade receivables and cause our hedge counterparties to be unable to perform their obligations or to seek bankruptcy protection.

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

Our hedging activities may prevent us from benefiting from price increases and may expose us to other risks.

To achieve more predictable cash flows and reduce our exposure to downward price fluctuations, we have historically entered into hedging contracts for a significant percentage of our expected production volumes. For example, in 2021 we hedged approximately 91% of our natural gas production, 36% of our NGL production and 29% of our oil production. Due to our improved liquidity and leverage position as compared to past levels, the percentage of our expected production that we hedge has decreased. For example, in 2022, we hedged approximately 49% of our natural gas production, and our NGL and oil production was unhedged. To the extent that we engage in hedging activity in the future, we may be prevented from realizing the near-term benefits of price increases above the levels of the hedges. If we choose not to engage in, or otherwise reduce our future use of, hedging arrangements or are unable to engage in hedging arrangements due to lack of acceptable counterparties, we may be more adversely affected by changes in commodity prices than our competitors who engage in hedging arrangements to a greater extent than we do. Conversely, hedging transactions may expose us to the risk of financial loss in certain circumstances, including instances in which:

●	production volumes are less than expected;
●	commodity prices rise significantly in excess of our hedged price, resulting in significant cash payments to our hedge counterparties;
●	we are unable to find available counterparties in the future;
●	the creditworthiness of our hedge counterparties or their guarantors is substantially impaired; or
●	counterparties have credit limits that may constrain our ability to hedge additional volumes.

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

The marketing of our natural gas, NGLs and oil production is substantially dependent upon the existence of adequate markets for our products. In response to the COVID-19 pandemic, governments tried to slow the spread of the virus by imposing social distancing guidelines, travel restrictions and stay-at-home orders, among other actions, which caused a significant decrease in the demand for oil and to a lesser extent, natural gas and NGLs. The imbalance between the supply of and demand for these products, as well as the uncertainty around the extent and timing of an economic recovery, caused extreme market volatility and a substantial adverse effect on commodity prices in 2020. Also, as a result of this imbalance, the industry experienced storage capacity constraints with respect to certain NGL products and oil. Without sufficient transportation and storage capacity, many producers were forced to temporarily shut in portions of their production or sell portions of their production at below-market prices.

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

As of December 31, 2022, 25% of our total estimated proved reserves were classified as proved undeveloped. Our approximately 4.4 Tcfe of estimated proved undeveloped reserves will require an estimated $1.9 billion of development capital over the next five years. Moreover, the development of probable and possible reserves will require additional capital expenditures and such reserves are less certain to be recovered than proved reserves. Development of these undeveloped reserves may take longer and require higher levels of capital expenditures than we currently anticipate. Delays in the development of our reserves, increases in costs to drill and develop such reserves, or decreases in commodity prices will reduce the value of our estimated proved undeveloped reserves and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could require us to reclassify our proved undeveloped reserves as unproved reserves.

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

Approximately 52% of our net leasehold acreage is undeveloped, and that acreage may not ultimately be developed or become commercially productive, which could cause us to lose rights under our leases as well as have a material adverse effect on our oil and natural gas reserves and future production and, therefore, our future cash flow and income.

Approximately 52% of our net leasehold acreage is undeveloped, or acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves. We have proved undeveloped reserves of 391 Bcfe related to such acreage that is subject to renewal prior to drilling. In addition, approximately 15% of our natural gas leases related to our Appalachian Basin acreage require us to drill wells that are commercially productive, and if we are unsuccessful in drilling such wells, we could lose our rights under such leases. Our future oil and gas reserves and production and, therefore, our future cash flow and income are highly dependent on successfully developing our undeveloped leasehold acreage. For more information on our future potential acreage expirations, see “Item 1. Business and Properties—Our Properties and Operations—Undeveloped Acreage Expirations.”

Business Operations

Drilling for and producing oil and gas are high risk activities with many uncertainties that could adversely affect our business, financial condition or results of operations.

Our future financial condition and results of operations will depend on the success of our exploration, development and acquisition activities, which are subject to numerous risks beyond our control, including the risk that drilling will not result in commercially viable hydrocarbons. Our decisions to purchase, explore or develop prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. For a discussion of the uncertainty involved in these processes, see “—Reserves—Reserve estimates depend on many assumptions that may turn out to be inaccurate. Any material inaccuracies in our reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.” In addition, our cost of drilling, completing and operating wells is subject to operational uncertainties.

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

The availability of a ready market for our natural gas, NGLs and oil production depends on a number of factors, including the demand for and supply of natural gas, NGLs and oil and the proximity of reserves to, and capacity of, pipelines, other transportation facilities, gathering and processing, fractionation facilities and the availability of other third-party transportation services. The capacity of transmission, gathering and processing and fractionation facilities and the availability of third-party transportation services may be insufficient to accommodate potential production from existing and new wells, which may result in substantial discounts in the prices we receive for our natural gas, NGLs and oil. While our investment in midstream infrastructure through Antero Midstream is intended to address access to and potential curtailments on existing midstream infrastructure, we also deliver to and are serviced by third-party natural gas, NGLs and oil transmission, gathering, processing, storage and fractionation facilities and transportation services that are limited in number, geographically concentrated and subject to significant risks. These risks include the availability of capital, materials and qualified contractors and work force, as well as weather conditions, natural gas, NGLs and oil price volatility, delays in obtaining permits and other government approvals, title and property access problems, geology, public opposition to infrastructure development, compliance by Antero Midstream and/or third-parties with their contractual obligations to us and other factors.

An extended interruption of access to or service from pipelines and facilities operated by Antero Midstream and/or third-parties, or of transportation services provided by Antero Midstream and/or third-parties for any reason, including our failure to obtain such services on acceptable terms, cyberattacks on such pipelines and facilities or service interruptions due to gas quality, could materially harm our business by causing delays in producing and selling our natural gas, NGLs and oil. In such an event, we might have to shut in our wells awaiting a pipeline connection or capacity and/or sell our production at prices lower than market prices or at prices lower than we currently project, all of which could adversely affect our business, financial condition and results of operations. If we shut-in or curtail production for any of these or other reasons, we would be unable to realize revenue from those wells until other arrangements were made to deliver the products to market.

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

As of December 31, 2022, we had 1,819 identified potential horizontal well locations located in our proved, probable and possible reserve base. As a result of the limitations described above, we may be unable to drill many of our potential well locations. In addition, we will require significant additional capital over a prolonged period to pursue the development of these locations, and we may not be able to obtain or generate the capital required to do so. Any drilling activities we are able to conduct on these potential locations may not be successful or result in our ability to add additional proved reserves to our overall proved reserves, or may result in a downward revision of our estimated proved reserves, which could have a material adverse effect on our future business and results of operations. For more information on our identified potential well locations, see “Item 1. Business and Properties—Our Properties and Operations—Estimated Proved Reserves—Identification of Potential Well Locations.”

We may incur losses as a result of title defects in the properties in which we invest.

When we acquire oil and gas leases or interests, we typically do not incur the expense of retaining lawyers to examine the title to the mineral interest at the time of acquisition. Rather, before attempting to acquire a lease in a specific mineral interest, we rely upon the judgment of oil and gas lease brokers or landmen who perform the fieldwork in examining records in the appropriate governmental office. Leases in the Appalachian Basin are particularly vulnerable to title deficiencies due to the long history of private land ownership, severed mineral estates and inadequate records of death and heirships regarding mineral and surface land ownership in the area, resulting in extensive and complex chains of title. The existence of a material title deficiency can render a lease worthless and can adversely affect our financial condition, results of operations and cash flows. While we do typically obtain title opinions prior to commencing drilling operations on a lease or in a unit, the failure of title may not be discovered until after a well is drilled, in which case we may lose the lease and the right to produce all or a portion of the minerals under the property.

Legal proceedings brought against us could result in substantial liabilities and materially and adversely impact our financial condition.

Like many oil and gas companies, we are involved in various legal proceedings, including threatened claims, such as contractual, title and royalty disputes. For example, we are party to pending purported class action litigation that involves claimants’ alleged entitlements to, and accounting for, natural gas royalties, and that could have an impact on the methods for determining the amount of permitted post-production costs and types of cost that may be deducted from royalty payments, among other things. The cost to settle legal proceedings (asserted or unasserted) or satisfy any resulting unfavorable judgment against us in such proceedings could result in a substantial liability or the loss of interests, which could materially and adversely impact our cash flows, operating results and financial condition for the period in which any such effect becomes reasonably estimable. Judgments and estimates to determine accruals or range of losses related to legal proceedings are difficult to predict and could change from one period to the next, and such changes could be material. Current accruals may be insufficient to satisfy any such judgments. Legal proceedings could also result in negative publicity about the Company. Defending these actions, especially purported class actions, can be costly and can distract management and other personnel from their primary responsibilities. In addition, many of our proceedings are in their early stages. Where this is the case, the allegations and damage theories have not been fully developed, and are all subject to inherent uncertainties. As a result, management’s view of the likelihood of a material and adverse financial impact from any such proceeding may change in the future. See Note 15—Contingencies to the consolidated financial statements for more information on legal proceedings.

Increased attention to ESG matters and conservation measures may adversely impact our business.

Increasing attention to climate change, societal expectations on companies to address climate change, investor and societal expectations regarding voluntary ESG disclosures and consumer demand for alternative forms of energy may result in increased costs, reduced demand for our products, reduced profits, increased investigations and litigation, negative impacts on our stock price and reduced access to capital markets. Increasing attention to climate change and environmental conservation, for example, may result in demand shifts for oil and natural gas products and additional governmental investigations and private litigation against us. To the extent that societal pressures or political or other factors are involved, it is possible that such liability could be imposed without regard to our causation of or contribution to the asserted damage, or to other mitigating factors.

Moreover, while we create and publish voluntary disclosures regarding ESG matters from time to time, many of the statements in those voluntary disclosures are based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many ESG matters. In addition, we have established a net zero goal by 2025 with respect to our Scope 1 (direct) and Scope 2 (indirect from the purchase of energy) GHG emissions, and we could face unexpected material costs as a result of our efforts to meet this goal and any future revisions to it. We continue to evaluate a range of technology and other measures, such as carbon offsets, that could assist with meeting this goal. Given uncertainties related to the use of emerging technologies, the state of markets for and the availability of verified quality carbon offsets, we cannot predict whether or not we will be able to timely meet our net zero goal, if at all. Moreover, while we may seek to only purchase carbon offsets verified by reputable third-parties, we cannot guarantee that any carbon offsets we purchase will achieve the GHG emission reductions represented, and we could face increased costs to purchase additional carbon offsets to cover any gap or loss, particularly if carbon offset markets face capacity constraints as a result of increased demand. While we may participate in various voluntary frameworks and certification programs to improve the ESG profile of our operations and products, we cannot guarantee that such participation or certification will have the intended results on our or our products’ ESG profile.

In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings may be used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings and recent activism directed at shifting funding away from companies with energy-related assets could lead to increased negative investor sentiment toward us and our industry and to the diversion of investment to other industries, which could have a negative impact on our stock price and our access to and costs of capital. Also, institutional lenders may decide not to provide funding for oil and natural gas companies based on climate change related concerns, which could affect our access to capital for potential growth projects. Moreover, to the extent ESG matters negatively impact our reputation, we may not be able to compete as effectively or recruit or retain employees, which may adversely affect our operations. Such ESG matters may also impact Antero Midstream and our customers, which may adversely impact our business, financial condition or results of operations.

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

Our future success depends on whether we can identify optimal strategies for our business. In developing our 2023 business plan, we considered allocating capital and other resources to various aspects of our businesses, including well development, exploratory activities, corporate items, repayment of indebtedness and other alternatives. Notwithstanding the determinations made in the development of our 2023 plan, business opportunities not previously identified periodically come to our attention, including possible acquisitions and dispositions. If we fail to identify optimal business strategies, including the appropriate corporate structure or the appropriate rate of reserve development, or fail to optimize our capital investment and capital raising opportunities and to use our other resources to further our business strategies, our financial condition may be adversely affected. Moreover, economic or other circumstances may change from those contemplated by our 2023 plan, and our failure to recognize or respond to those changes may limit our ability to achieve our objectives.

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

The global or national outbreak of an infectious disease, such as COVID-19, may cause disruptions to our business and operational plans, which may include (i) shortages of employees, (ii) unavailability of contractors and subcontractors, (iii) interruption of supplies from third-parties upon which we rely, (iv) recommendations of, or restrictions imposed by, government and health authorities, including quarantines, to address the COVID-19 pandemic and (v) restrictions that we and our contractors and subcontractors impose, including facility shutdowns, to ensure the safety of employees and others. While it is not possible to predict their extent or duration, these disruptions may have a material adverse effect on our business, financial condition and results of operations.

Further, the effects of COVID-19 and concerns regarding its global spread negatively impacted global demand for crude oil and natural gas, which contributed to price volatility, impacted the price we receive for natural gas, NGLs and oil and materially and adversely affected the demand for and marketability of our production, as well as lead to temporary curtailment or shut-ins of production due to lack of downstream demand or storage capacity. Additionally, to the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks set forth in this “Item 1A. Risk Factors.”

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

Although we have written policies and procedures for monitoring cybersecurity risk and identifying and reporting incidents, there can be no guarantee they will be effective at preventing cyberattacks or ensuring incidents are timely identified or reported. In particular, our implementation of various procedures and controls to monitor and mitigate security threats and to increase security for our personnel, information, facilities and infrastructure may result in increased capital and operating costs. A cyberattack or security breach could result in liability under data privacy laws, regulatory penalties, damage to our reputation or loss of confidence in us, or additional costs for remediation and modification or enhancement of our information systems to prevent future occurrences, all of which could have a material and adverse effect on our business, financial condition or results of operations. To date we have not experienced any material losses relating to cyberattacks; however, there can be no assurance that we will not suffer such losses in the future. Consequently, it is possible that any of these occurrences, or a combination of them, could have a material adverse effect on our business, financial condition and results of operations.

Our producing properties are concentrated in the Appalachian Basin, making us vulnerable to risks associated with operating in one major geographic area.

Our producing properties are geographically concentrated in the Appalachian Basin in West Virginia and Ohio. As of December 31, 2022, all of our total estimated proved reserves were attributable to properties located in this area. As a result of this concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by, and costs associated with, governmental regulation, state and local political activities, processing or transportation capacity constraints, market limitations, availability of equipment and personnel, water shortages or other drought related conditions or interruption of the processing or transportation of natural gas, NGLs or oil.

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

Our principal exposures to credit risk are through receivables resulting from the sale of our natural gas, NGLs and oil production that we market to energy companies, end users, and refineries ($671 million as of December 31, 2022). We are also subject to credit risk due to concentration of receivables with several significant customers. The largest purchaser of our products during the year ended December 31, 2022 accounted for approximately 12% of our product revenues. We do not require all of our customers to post collateral. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.

Our hedging transactions may become more costly or unavailable to us and expose us to counterparty credit risk.

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

In addition, U.S. regulators adopted a final rule in November 2019 implementing a new approach for calculating the exposure amount of derivative contracts under the applicable agencies’ regulatory capital rules, referred to as the standardized approach for counterparty credit risk (“SA-CCR”). As adopted, certain financial institutions are required to comply with the new SA-CCR rules beginning on January 1, 2022. These rules could significantly increase the capital requirements for certain participants in the over-the-counter derivatives market in which we participate. These increased capital requirements could result in significant additional costs being passed through to end-users like us or reduce the number of participants or products available to us in the over-the-counter derivatives market. The effects of these regulations could reduce our hedging opportunities, or substantially increase the cost of hedging, which could adversely affect our business, financial condition and results of operations.

The use of derivatives may, in some cases, require the posting of cash collateral with counterparties. If we enter into derivative instruments that require cash collateral and commodity prices or interest rates change in a manner adverse to us, our cash otherwise available for use in our operations would be reduced, which could limit our ability to make future capital expenditures and make payments on our indebtedness, and which could also limit the size of our borrowing base. Future collateral requirements will depend on arrangements with our counterparties, highly volatile oil, NGLs and natural gas prices and interest rates.

As described above, we enter into certain derivative instruments in the ordinary course operations of our business. Derivative instruments expose us to the risk of financial loss in some circumstances, including when there is an increase in the differential between the underlying price in the derivative instrument and actual prices received or when there are issues with regard to legal enforceability of such instruments. As of December 31, 2022, the estimated fair value of our total derivative assets was $12 million, and we did not have any derivative assets with bank counterparties under our Credit Facility. Also, our hedging transactions expose us to risk of financial loss if a counterparty fails to perform under a derivative contract. Disruptions in the financial markets could lead to sudden decreases in a counterparty’s liquidity, which could make them unable to perform under the terms of the derivative contract and we may not be able to realize the benefit of the derivative contract.

Vendor Risks

We are required to pay fees to our service providers based on minimum volumes under long-term contracts regardless of actual volume throughput.

We have various firm transportation and gas processing, gathering and compression service agreements in place, each with minimum volume delivery commitments. Lower commodity prices may lead to reductions in our drilling and completion program, which may result in insufficient production to fully utilize our firm transportation and processing capacity. Our firm transportation agreements expire at various dates from 2023 to 2058 and our gas processing, gathering, and compression services agreements expire at various dates from 2023 to 2038. We are obligated to pay fees on minimum volumes to certain of our service providers regardless of actual volume throughput. In addition, FERC regulates interstate natural gas transportation rates, and terms and conditions of transportation service, which affects the marketing of the natural gas we produce, as well as the prices we receive for sales of our natural gas. Transportation rates on FERC-regulated pipelines are subject to change, and depending on the amount of any increase, such an increase in rates could have an adverse effect on our results of operations. As of December 31, 2022, our long-term contractual obligations under agreements with minimum volume commitments totaled approximately $11.1 billion over the term of the contracts. If we have insufficient production to meet the minimum volumes or are otherwise unable to fulfill all or a portion of our volume commitments, our cash flow from operations will be reduced, which may require us to reduce or delay our planned investments and capital expenditures or seek alternative means of financing, all of which may have a material adverse effect on our results of operations.

Assuming 2023 production is unchanged from 2022 production, we estimate that we will incur annual net marketing costs of $0.10 per Mcfe to $0.14 per Mcfe in 2023 for unutilized transportation capacity depending on the amount of unutilized capacity that can be marketed to third-parties or utilized to transport third-party gas and capture positive basis differentials. Additionally, our net marketing expense could increase depending on utilization of our transportation capacity based on future production and how much, if any, future excess transportation can be marketed to third-parties.

We may be limited in our ability to choose gathering operators, processing and fractionation services providers and water services providers in our areas of operations pursuant to our agreements with Antero Midstream.

Pursuant to our gathering and compression agreements with Antero Midstream, we have dedicated the gathering and compression of all of our current and future natural gas production in West Virginia, Ohio and Pennsylvania to Antero Midstream, so long as such production is not otherwise subject to a pre-existing dedication. Further, pursuant to the right of first offer agreement that we have entered into with Antero Midstream, Antero Midstream has a right to bid to provide certain processing and fractionation services in respect of all of our current and future gas production (as long as it is not subject to a pre-existing dedication) and will be entitled to provide such services if its bid matches or is more favorable to us than terms proposed by other parties. As a result, we will be limited in our ability to use other gathering and compression operators in West Virginia, Ohio and Pennsylvania, even if such operators can offer us more efficient service. We will also be limited in our ability to use other processing and fractionation services providers in any area to the extent Antero Midstream is able to offer a competitive bid.

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

The unavailability or high cost of additional drilling rigs, completion services, equipment, supplies, personnel and oilfield services could adversely affect our ability to execute our exploration and development plans within our budget and on a timely basis.

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

Interruptions in operations at facilities that process and fractionate our gas, or with pipelines or other facilities that transport or handle our gas, may adversely affect our business, financial condition and results of operations.

We have agreements with processing and fractionation facilities, including those owned by MPLX, LP and the Joint Venture, to accommodate our current operations as well as future development plans  In addition, we have gathering, compression, transportation and similar agreements with third-parties to accommodate our current operations as well as future development plans. Any significant interruptions at these facilities or pipelines could cause us to curtail our future development and production plans, which could adversely affect our business, financial condition and results of operations.

The operations of the processing facilities or pipelines could be partially or completely shut down, temporarily or permanently, as the result of circumstances not within the operator’s nor our control, such as:

●	unscheduled maintenance or catastrophic events, including damages to facilities, related equipment and surrounding properties caused by earthquakes, tornadoes, hurricanes, floods, fires, severe weather, explosions and other natural disasters;
●	restrictions imposed by governmental authorities or court proceedings;
●	labor difficulties that result in a work stoppage or slowdown;
●	disruption in the supply of power, water and other resources necessary to operate the facilities;
●	damage to the facilities resulting from NGLs that do not comply with applicable specifications;
●	inadequate fractionation capacity or market access to support production volumes, including lack of availability of rail cars, barges, trucks and pipeline capacity, or market constraints, including reduced demand or limited markets for certain NGL products; and
●	terrorist attacks or cyberattacks.

While such interruptions are outside of our control, we cannot predict if our counterparties will, in any such cases, attempt to recover certain damages, whether or not they are entitled to them, which could be substantial.

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

Certain provisions of our certificate of incorporation and bylaws could make it more difficult for a third-party to acquire control of us, even if the change of control would be beneficial to our stockholders. Among other things, our certificate of incorporation and bylaws:

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

Certain provisions of our 2026 Convertible Notes (as defined herein) and the indenture governing such notes could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a “Fundamental Change” (as defined in the indenture governing such notes), then holders of our 2026 Convertible Notes will have the right to require us to repurchase their 2026 Convertible Notes for cash. In addition, if a takeover constitutes a “Make-Whole Fundamental Change” (as defined in such indenture), then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the 2026 Convertible Notes and the indenture governing such notes could increase the cost of acquiring us or otherwise discourage a third-party from acquiring us, including in a transaction that holders of our 2026 Convertible Notes or holders of our common stock may view as favorable.

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

The oil and gas industry is capital intensive. We make, and expect to continue to make, substantial capital expenditures for the exploration, development, production, and acquisition of oil and gas reserves. Our cash flow used in investing activities related to drilling, completions and land expenditures was approximately $944 million in 2022. Our net capital budget for 2023 is $1.025 billion to $1.075 billion. Our budget includes: a range of $875 million to $925 million for drilling and completion and $150 million for leasehold expenditures. Our capital budget excludes acquisitions, except for leasehold acquisitions. We expect to fund these capital expenditures with cash generated by operations, and dividends from Antero Midstream, which we do not control the timing or amount of, if any; however, our financing needs may require us to alter or increase our capitalization substantially through the issuance of debt or equity securities or the sale of assets. The actual amount and timing of our future capital expenditures may differ materially from our capital budget as a result of, among other things, commodity prices, actual drilling results, the availability of drilling rigs and other services and equipment, and regulatory, technological, and competitive developments. A reduction in commodity prices from current levels may result in a decrease in our actual capital expenditures, which would negatively impact our ability to maintain production. For additional discussion of the risks regarding our ability to obtain funding, read “—The borrowing base under the Credit Facility may be reduced if commodity prices decline, which could hinder or prevent us from meeting our future capital needs. We may also be required to post additional collateral as financial assurance of our performance under certain contractual arrangements, which could adversely impact available liquidity under our Credit Facility.”

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

We may not be able to generate sufficient cash flows to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

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

The borrowing base under the Credit Facility is currently $3.5 billion, and lender commitments under the Credit Facility are $1.5 billion. Our borrowing base is redetermined semi-annually by the lenders each April and October based on certain factors, including our reserves and hedge position, with the next borrowing base redetermination scheduled to occur in April 2023. Our borrowing base may decrease as a result of a decline in natural gas, NGLs or oil prices, operating difficulties, declines in reserves, lending requirements or regulations, the issuance of new indebtedness or for any other reason. We cannot be certain that funding will be available if needed, and to the extent required, on acceptable terms. In the event of a decrease in our borrowing base due to declines in commodity prices or otherwise, we may be unable to meet our obligations as they come due and could be required to repay any indebtedness in excess of the redetermined borrowing base. In addition, we may be unable to access the equity or debt capital markets, including the market for senior unsecured notes, to meet our obligations. As a result, we may be unable to implement our drilling and development plan, make acquisitions or otherwise carry out our business plan, which could have a material adverse effect on our financial condition and results of operations and impair our ability to service our indebtedness.

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

Declines in commodity prices may cause the financial markets to exert downward pressure on stock prices and credit capacity for companies throughout the energy industry.  For example, for portions of 2020, the market for senior unsecured notes was unfavorable for high-yield issuers such as us.  Our development plan may require access to the capital and credit markets. Although the market for high-yield debt securities improved in 2021 and 2022, as compared to 2020, if the high-yield market deteriorates, or if we are unable to access alternative means of debt or equity financing on acceptable terms or at all, we may be unable to implement our development plan or otherwise carry out our business plan, which could have a material adverse effect on our financial condition and results of operations and impair our ability to service our indebtedness.

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

Our business and operating results can be harmed by factors such as the availability, terms of and cost of capital, increases in interest rates or a reduction in credit rating. These changes could cause our cost of doing business to increase, limit our ability to pursue acquisition opportunities, reduce cash flow used for drilling and place us at a competitive disadvantage. For example, during

2022, we had estimated average outstanding borrowings under the Credit Facility of approximately $238 million, and the impact of a 1.0% increase in interest rates on this amount of indebtedness would result in increased interest expense for that period of approximately $2 million and a corresponding decrease in our cash flows and net income before the effects of income taxes. Furthermore, a downgrade to our credit rating would trigger certain obligations to deliver letters of credit to certain transactional counterparties, which would adversely impact our available liquidity. Disruptions and volatility in the global financial markets may lead to a contraction in credit availability impacting our ability to finance our operations. A significant reduction in net cash provided by operating activities or the availability of credit could materially and adversely affect our ability to achieve our development plan and operating results.

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

Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from low permeability subsurface rock formations. The hydraulic fracturing process involves the injection of water, sand and chemicals under pressure through a cased and cemented wellbore into targeted subsurface formations to fracture the surrounding rock and stimulate production. We regularly use hydraulic fracturing as part of our operations, as does most of the domestic oil and natural gas industry. Hydraulic fracturing typically is regulated by state oil and natural gas commissions, but the EPA has asserted federal regulatory authority pursuant to the SDWA over certain hydraulic fracturing activities involving the use of diesel fuels and issued permitting guidance in February 2014 regarding such activities. In addition, the EPA finalized rules in June 2016 that prohibit the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants.

In addition, Congress has from time to time considered legislation to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process. New legislation regulating hydraulic fracturing may be considered again in future, though we cannot predict when or the scope of any such legislation at this time. At the state level, several states have adopted or are considering legal requirements that could impose more stringent permitting, disclosure and well construction requirements on hydraulic fracturing activities. For example, the Ohio legislature has adopted a law requiring oil and natural gas operators to disclose chemical ingredients used to hydraulically fracture wells and to conduct pre-drill baseline water quality sampling of certain water wells near a proposed horizontal well. Local governments also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. Some states and municipalities have banned and others seek to ban hydraulic fracturing altogether. If new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development or production activities, and perhaps even be precluded from drilling wells.

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

Under the EPAct of 2005, FERC has civil penalty authority under the NGA to impose penalties for current violations of up to approximately $1,496,035 per day for each violation and disgorgement of profits associated with any violation. While our systems have not been regulated by FERC under the NGA, FERC has adopted regulations that may subject certain of our otherwise non-FERC jurisdictional facilities to FERC annual reporting requirements. Additional rules and legislation pertaining to those and other matters may be considered or adopted by FERC from time to time. Failure to comply with those regulations in the future could subject us to civil penalty liability, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The Inflation Reduction Act could accelerate the transition to a low carbon economy and could impose new costs on our operations.

In August 2022, President Biden signed the IRA 2022 into law. The IRA 2022 contains hundreds of billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles and supporting infrastructure and carbon capture and sequestration, amongst other provisions. In addition, the IRA 2022 imposes the first ever federal fee on the emission of greenhouse gases through a methane emissions charge. The IRA 2022 amends the federal Clean Air Act to impose a fee on the emission of methane from sources required to report their GHG emissions to the EPA, including those sources in the onshore petroleum and natural gas production and gathering and boosting source categories. The methane emissions charge would start in calendar year 2024 at $900 per ton of methane, increase to $1,200 in 2025, and be set at $1,500 for 2026 and each year after. Calculation of the fee is based on certain thresholds established in the IRA 2022. The methane charge and the incentives for renewable energy infrastructure development could impose additional costs on our operations and further accelerate the transition of the economy away from the use of oil and natural gas towards lower- or zero-carbon emissions alternatives. This could decrease demand for oil and gas and consequently adversely affect our business and results of operations.

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

The federal regulation of methane from oil and gas facilities has been subject to substantial uncertainty in recent years. In June 2016, the EPA finalized NSPS, known as Subpart OOOOa, that establish emission standards for methane and VOCs from new and modified oil and natural gas production and natural gas processing and transmission facilities. In September 2020, the EPA finalized amendments to the 2016 standards that removed the transmission and storage segment from the oil and natural gas source category and rescinded the methane-specific requirements for production and processing facilities. However, President Biden signed an executive order on his first day in office calling for the suspension, revision, or rescission of the September 2020 rule and the reinstatement or issuance of methane emission standards for new, modified and existing oil and gas facilities. Subsequently, the U.S. Congress approved, and President Biden has signed into law, a resolution under the Congressional Review Act to repeal the September 2020 revisions to the methane standards, effectively reinstating the prior standards. In response to President Biden’s executive order, in November 2021, the EPA issued a proposed rule that, if finalized, would establish Quad Ob new source and Quad Oc first-time existing source standards of performance for methane and VOC emissions for the crude oil and natural gas source category. Owners or operators of affected emission units or processes would have to comply with specific standards of performance that may include leak detecting using optical gas imaging and subsequent repair requirements, reduction of regulated emissions through capture and control systems, zero-emission requirements for certain equipment or processes and operations and maintenance requirements. In November 2022, the EPA published a supplemental proposal which, among other items, would impose expanded inspection, monitoring and emissions control requirement on oil and gas sites, as well as strengthen requirements related to emissions from equipment and routine flaring. The proposal would also establish a “Super Emitter Response Program” that would require operator response to emissions events exceeding 200 pounds per hour, as detected by regulatory authorities or qualified third-parties. The proposal is currently subject to public comment and is expected to be finalized in 2023. Separately, certain provisions of the IRA 2022 address methane regulation by imposing the first federal fee on excess methane emissions. As a result, we cannot predict the scope of any final methane regulatory requirements or the cost to comply with such requirements. Given the long-term trend toward increasing regulation, future federal GHG regulations of the oil and gas industry remain a possibility, and several states, including West Virginia and Ohio, have separately imposed or are considering imposing their own regulations on methane emissions from oil and gas production activities.

Internationally, the United Nations-sponsored “Paris Agreement” requires member states to individually determine and submit non-binding emissions reduction targets every five years after 2020. President Biden has recommitted the United States to the Paris Agreement and, in April 2021, announced a goal of reducing the United States’ emissions by 50-52% below 2005 levels by 2030. In November 2021, the international community gathered again in Glasgow at the 26th Conference to the Parties on the UN Framework Convention on Climate Change (“COP26”), during which multiple announcements were made, including a call for parties to eliminate certain oil and natural gas subsidies and pursue further action on non-CO2 GHGs. These goals were reaffirmed at COP27 in November 2022. Relatedly, the United States and European Union jointly announced the launch of the “Global Methane Pledge,” which aims to cut global methane pollution at least 30% by 2030 relative to 2020 levels, including “all feasible reductions” in the energy sector. The impacts of these orders, pledges, agreements and any legislation or regulation promulgated to fulfill the United States’ commitments under the Paris Agreement, COP26 or other international conventions cannot be predicted at this time. Concern over the threat of climate change has also resulted in increasing political risks in the United States, including climate-change related pledges made by President Biden and other public office representatives. On January 27, 2021, President Biden signed an executive order calling for substantial action on climate change, including, among other things, the increased use of zero-emissions vehicles by the federal government, the elimination of subsidies provided to the oil and natural gas industry and increased emphasis on climate-related risks across agencies and economic sectors. Additionally, in November 2021, the Biden Administration released “The Long-Term Strategy of the United States: Pathways to Net-Zero Greenhouse Gas Emissions by 2050,” which establishes a roadmap to net zero emissions in the United States by 2050 through, among other things, improving energy efficiency; decarbonizing energy sources via electricity, hydrogen, and sustainable biofuels; and reducing non-CO2 GHG emissions, such as methane and nitrous oxide. Other actions that could be pursued include more restrictive requirements for the development of pipeline infrastructure or LNG export facilities, as well as more restrictive GHG emissions limitations for oil and gas facilities.

Increasingly, oil and natural gas companies are exposed to litigation risks associated with the threat of climate change. A number of parties have brought suits against oil and natural gas companies in state or federal court for alleged contributions to, or failures to disclose the impacts of, climate change. We are not currently party to any such litigation, but could be named in future actions making similar claims of liability. To the extent that societal pressures or political or other factors are involved, it is possible that such liability could be imposed without regard to our causation of or contribution to the asserted damage, or to other mitigating factors.

Additionally, in response to concerns related to climate change, companies in the oil and natural gas industry may be exposed to increasing financial risks. Financial institutions, including investment advisors and certain sovereign wealth, pension and endowment funds, may elect in the future to shift some or all of their investment into non-oil and natural gas related sectors. Institutional lenders who provide financing to fossil-fuel energy companies have also become more attentive to sustainable lending practices, and some of them may elect in future not to provide funding for oil and natural gas companies. Many of the largest U.S. banks have made net zero commitments and have announced that they will be assessing financed emissions across their portfolios and taking steps quantify and reduce those emissions. In addition, at COP26, the GFANZ announced that commitments from over 450 firms across 45 countries had resulted in over $130 trillion in capital committed to net zero goals. The various sub-alliances of GFANZ generally require participants to set short-term, sector-specific targets to transition their financing, investing and/or underwriting activities to net zero emissions by 2050. These and other developments in the financial sector could lead to some lenders restricting access to capital for or divesting from certain industries or companies, including the oil and natural gas sector, or requiring that borrowers take additional steps to reduce their GHG emissions. There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the oil and natural gas industry. For example, the Federal Reserve has joined the Network for Greening the Financial System, a consortium of financial regulators focused on addressing climate-related risks in the financial sector and, in November 2021, issued a statement in support of the efforts of the NGFS to identify key issues and potential solutions for the climate-related challenges most relevant to central banks and supervisory authorities. A material reduction in the capital available to the oil and natural gas industry could make it more difficult to secure funding for exploration, development, production, transportation and processing activities, which could result in decreased demand for our products or otherwise adversely impact our financial performance. In addition, the SEC has proposed a rule requiring registrants to include certain climate-related disclosures, including Scope 1, 2 and 3 GHG emissions, climate-related targets and goals, and certain climate-related financial statement metrics, in registration statements and periodic reports. The final rule is expected in 2023, and we cannot predict the final form and substance of the rule. To the extent the rules impose additional reporting obligations, we could face increased costs, or restrictions or limitations on our access to capital. Separately, the SEC has also announced that is scrutinizing existing climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege an issuer’s existing climate disclosures misleading or deficient.

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

Regulations related to the protection of wildlife could adversely affect our ability to conduct drilling activities in some of the areas where we operate.

Oil and gas operations in our operating areas can be adversely affected by regulations designed to protect various wildlife. For example, following a 2020 court order to reconsider its decision to list the northern long-eared bat as threatened instead of endangered, the USFWS redesignated the bat as endangered in November 2022. The designation of previously unprotected species as threatened or endangered, or redesignation of a threatened species as endangered, in areas where underlying property operations are conducted could cause us to incur increased costs arising from species protection measures or could result in constraints on our exploration and production activities. This limits our ability to operate in those areas and can intensify competition during those months for drilling rigs, oilfield equipment, services, supplies and qualified personnel, which may lead to periodic shortages. These constraints and the resulting shortages or high costs could delay our operations and materially increase our operating and capital costs.

Our sand mine is subject to the Federal Mine Safety and Health Act of 1977 and amending legislation, which impose stringent health and safety standards.

We currently own one sand mine that is operated by a third-party and is subject to the Federal Mine Safety and Health Act of 1977, as amended by the Mine Improvement and New Emergency Response Act of 2006, which imposes stringent health and safety standards on numerous aspects of mineral extraction and processing operations, including the training of personnel, operating procedures, operating equipment and other matters. This act, as amended, is a strict liability statute and any failure to comply with such existing or any future standards, or any more stringent interpretation or enforcement thereof, could have a material adverse effect on sand mining operations or otherwise significantly restrict mineral extraction and processing operations.

Human Capital

The loss of senior management or technical personnel could adversely affect operations.

We depend on the services of our senior management and technical personnel. We do not maintain, nor do we plan to obtain, any insurance against the loss of any of these individuals. The loss of the services of our senior management or technical personnel, including Paul M. Rady, our Chairman, Chief Executive Officer and President, could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2022, we have U.S. federal and state NOL carryforwards of $1.0 billion and $1.9 billion, respectively. Some of the U.S. federal NOL carryforwards expire in 2037 while others have no expiration date. If commodity prices in 2023 are similar to those experienced in 2022, we would expect to fully utilize our U.S. federal NOL carryforwards in 2023. The state NOL carryforwards expire at various dates from 2024 to 2041. We do not expect to be able to utilize certain of these NOL carryforwards due to changes in state tax law. Therefore, the Company has placed a valuation allowance against $1.5 billion of these state NOL carryforwards. These expectations are based upon assumptions we have made regarding, among other things, our income, capital expenditures and net working capital, and upon our NOL carryforwards not becoming subject to future limitation under Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), or otherwise.

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

Furthermore, any significant variance in our interpretation of current income tax laws, including as result of the release of final Treasury Regulations or other interpretive guidance implementing the Tax Cuts and Jobs Act or the IRA 2022, or a challenge of one or more of our tax positions by the IRS or other tax authorities, could affect our tax position. While we expect to be able to (i) utilize all of our U.S. federal NOL carryforwards, (ii) utilize a portion of our state NOL carryforwards and (iii) generate deductions to offset a portion of our future taxable income, in the event that deductions are not generated as expected, one or more of our tax positions are successfully challenged by the IRS (in a tax audit or otherwise), or our NOL carryforwards are subject to future limitation (including due to an ownership change under Section 382), our future tax liability may be greater than expected.

Changes in tax laws or the interpretation thereof or the imposition of new or increased taxes or fees may increase our future tax liability and adversely affect our operations and cash flows.

From time to time, U.S. federal and state level legislation has been proposed that would, if enacted into law, make significant changes to tax laws, including to certain key U.S. federal and state income tax provisions currently available to natural gas and oil exploration and development companies. Such proposed legislative changes include, but are not limited to, (i) the elimination of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) an extension of the amortization period for certain geological and geophysical expenditures, (iv) the elimination of certain other tax deductions and relief previously available to oil and natural gas companies and (v) an increase in the U.S. federal income tax rate applicable to corporations. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could take effect. Additionally, states in which we operate or own assets may impose new or increased taxes or fees on natural gas and oil extraction. The passage of any legislation as a result of these proposals and other similar changes in U.S. federal income tax laws or the imposition of new or increased taxes or fees on natural gas and oil extraction could increase our future tax liability and adversely affect our operations and cash flows.

In addition, the IRA 2022 includes, among other things, a corporate alternative minimum tax (the “CAMT”). Under the CAMT, a 15% minimum tax will be imposed on certain financial statement income of “applicable corporations” in taxable years beginning after December 31, 2022. A corporation is generally an applicable corporation subject to CAMT in any taxable year following a taxable year in which the “average annual adjusted financial statement income” of the corporation and certain of its subsidiaries and affiliates exceeds $1 billion for a specified three taxable year period. We will not be an applicable corporation subject to CAMT in 2023. Based on current commodity pricing, our interpretation of the CAMT and the IRA 2022 and a number of operational, economic, accounting and regulatory assumptions, we could become an applicable corporation subject to CAMT in 2025. If we become an applicable corporation and our CAMT liability is greater than our regular U.S. federal income tax liability for any particular tax year, the CAMT liability would effectively accelerate our future U.S. federal income tax obligations, reducing our cash flows in that year, but provide an offsetting credit against our regular U.S. federal income tax liability in future tax years.  As a result, our current expectation is that the impact of the CAMT is limited to potential timing differences in future tax years.

The IRA 2022 also imposes a 1% non-deductible excise tax on the fair market value of any stock repurchased by a publicly traded domestic corporation during any taxable year, with the fair market value of such repurchased stock reduced by the fair market value of certain stock issued by such corporation during such taxable year (such excise tax, the “Stock Buyback Tax”). The Stock Buyback Tax will apply to our share repurchase program beginning in 2023.

The U.S. Department of the Treasury and the Internal Revenue Service are expected to release regulations and interpretive guidance relating to the CAMT and the Stock Buyback Tax, and any significant variance from our current interpretation could result in a change in our analysis of the application of the CAMT and the Stock Buyback Tax to us and its impact on our operations and cash flows.

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

        We are not restricted from issuing additional shares of our common stock out of our authorized capital. In the future, we may issue shares of our common stock to raise cash for future activities, acquisitions or other purposes. We may also acquire interests in other companies by using a combination of cash and shares of our common stock or only shares. We have issued or may issue securities convertible into, or exchangeable for, or that represent the right to receive, shares of our common stock. For example, as of December 31, 2022, the 2026 Convertible Notes are convertible at the option of holders. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the 2026 Convertible Notes may encourage short selling by market participants because the conversion of the 2026 Convertible Notes could be used to satisfy short positions, or anticipated conversion of the 2026 Convertible Notes into shares of our common stock could depress the price of our common stock. Any of these events may dilute the ownership interests of our stockholders, reduce our earnings per share or have an adverse effect on the price of shares of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 3. LEGAL PROCEEDINGS

The information required by this item is included in Note 15—Contingencies to the consolidated financial statements and is incorporated herein.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

We have one class of common equity outstanding, our common stock, par value $0.01 per share. Our common stock is listed on the New York Stock Exchange and traded under the symbol “AR.” On February 10, 2023, our common stock was held by 122 holders of record. The number of holders does not include the shareholders for whom shares of our common stock are held in a “nominee” or “street” name.

Issuer Purchases of Equity Securities

The following table sets forth our share purchase activity for each period presented:

			Total Number	Approximate
			of Shares	Dollar Value
			Repurchased	of Shares
			as Part of	that May
	Total Number		Publicly	Yet be Purchased
	of Shares	Average Price	Announced	Under the Plan (2)
Period	Purchased (1)	Paid Per Share	Plans	($ in thousands)
October 1, 2022 - October 31, 2022	4,296,283	$33.72	4,265,221	$1,364,818
November 1, 2022 - November 30, 2022	833,083	36.21	833,083	1,334,649
December 1, 2022 - December 31, 2022	728,339	33.45	728,339	1,310,284
Total	5,857,705	$34.04	5,826,643
(1)	The total number of shares purchased includes shares of our common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of equity awards held by our employees in October 2022.
(2)	On October 25, 2022, our Board of Directors authorized a $1.0 billion increase to our share repurchase program to allow us to repurchase up to $2.0 billion of our outstanding common stock.

Share Repurchase Program

On February 15, 2022, our Board of Directors authorized a share repurchase program to opportunistically repurchase up to $1.0 billion of shares of our outstanding common stock. On October 25, 2022, our Board of Directors authorized a $1.0 billion increase to our share repurchase program to allow us to repurchase up to an aggregate of $2.0 billion of our outstanding common stock. Through December 31, 2022, we have repurchased 25 million shares of our common stock through our share repurchase program at a total cost of $874 million. The shares may be repurchased from time to time in open market transactions, through privately negotiated transactions or by other means in accordance with federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will be determined by us at our discretion and will depend on a variety of factors, including the market price of our common stock, general market and economic conditions and applicable legal requirements. Our share repurchase program will be subject to the new 1% excise tax on stock repurchases imposed under the IRA 2022 for all repurchases on or after January 1, 2023.

Dividend Restrictions

Our ability to pay dividends is governed by (i) the provisions of Delaware general corporation law, (ii) our Certificate of Incorporation and Bylaws, (iii) the indentures relating to our 8.375% senior notes due 2026, 7.625% senior notes due 2029, 5.375% senior notes due 2030 and 4.25% convertible senior notes due 2026 and (iv) the Credit Facility. We have not paid or declared any dividends on our common stock. The amount and timing of future payment of cash dividends on our common stock, if any, is within the discretion of the Board of Directors and will depend on our earnings, capital requirements, financial condition and other relevant factors. There is no assurance that we will pay any cash dividends on our common stock.

Stock Performance Graph

The graph below shows the cumulative total shareholder return assuming the investment of $100 on December 31, 2017 in each of our common stock, the Standard & Poor’s 500 (“S&P 500”) Index, and the Dow Jones U.S. Oil & Gas Index. We believe the Dow Jones U.S. Oil & Gas Index is meaningful because it is an independent, objective view of the performance of similarly-sized energy companies.

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

We have assembled a portfolio of long-lived properties that are characterized by what we believe to be low geologic risk and repeatability. Our drilling opportunities are focused in the Appalachian Basin. As of December 31, 2022, we held approximately 504,000 net acres in the Appalachian Basin. In addition, we estimate that approximately 174,000 net acres of our leasehold may be prospective for the slightly shallower Upper Devonian Shale.

As of December 31, 2022, our estimated proved reserves were 17.8 Tcfe, consisting of 10.3 Tcf of natural gas, 712 MMBbl of assumed recovered ethane, 505 MMBbl of C3+ NGLs and 31 MMBbl of oil. This represents a 0.2% increase in estimated proved reserves from December 31, 2021. These reserve estimates have been prepared by our internal reserve engineers and management and audited by our independent reserve engineers. As of December 31, 2022, we had approximately 1,819 potential horizontal well locations on our existing leasehold acreage that were classified as proved, probable and possible.

We operate in the following reportable segments: (i) the exploration, development and production of natural gas, NGLs and oil; (ii) marketing of excess firm transportation capacity; and (iii) midstream services through our equity method investment in Antero Midstream Corporation (“Antero Midstream”). All of our operations are conducted in the United States.

Financing Highlights

Debt Repurchase Program

During the year ended December 31, 2022, we redeemed or repurchased through our previously disclosed tender offer and open market transactions (i) the remaining $585 million of our outstanding 5.00% senior notes due March 1, 2025 (the “2025 Notes”) at a redemption price of 101.25% of the principal amount thereof, plus accrued and unpaid interest, (ii) $228 million aggregate principal amount of our 8.375% senior notes due July 15, 2026 (the “2026 Notes”) at a weighted average price of 109% of the principal amount thereof, plus accrued and unpaid interest, and (iii) $177 million aggregate principal amount of our 7.625% senior notes due February 1, 2029 (the “2029 Notes”) at a weighted average price of 106% of the principal amount thereof, plus accrued and unpaid interest. See Note 7—Long-Term Debt to the consolidated financial statements for more information.

Share Repurchase Program

On February 15, 2022, our Board of Directors authorized a share repurchase program that allows the Company to repurchase up to $1.0 billion of outstanding common stock. On October 25, 2022, our Board of Directors authorized a $1.0 billion increase to our share repurchase program to allow us to repurchase up to $2.0 billion of outstanding common stock. Through December 31, 2022, we have repurchased 25 million shares of our common stock through our share repurchase program at a total cost of $874 million. The shares may be repurchased from time to time in open market transactions, through privately negotiated transactions or by other means in accordance with federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will be determined by us at our discretion and will depend on a variety of factors, including the market price of our common stock, general market and economic conditions and applicable legal requirements. Beginning in 2023, our share repurchase program will be subject to the new 1% excise tax imposed under the IRA 2022.

2026 Convertible Notes Conversions

During the year ended December 31, 2022, $20 million in aggregate principal amount of the 4.25% convertible senior notes due 2026 (the “2026 Convertible Notes”) were converted pursuant to their terms, and an additional $5 million in aggregate principal amount of the 2026 Convertible Notes were induced into conversion. We elected to settle these conversions by issuing approximately 6 million shares of common stock to the noteholders together with a cash inducement premium of $0.2 million. See Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements for more information.

Drilling Partnership

On February 17, 2021, we announced the formation of a drilling partnership with QL Capital Partners (“QL”), an affiliate of Quantum Energy Partners, for our 2021 through 2024 drilling program. Under the terms of the arrangement, each year in which QL participates represents an annual tranche, and QL will be conveyed a working interest in any wells spud by us during such tranche year. For 2021, 2022 and 2023, we agreed to the estimated internal rate of return (“IRR”) or our capital budget for each annual tranche, and QL agreed to participate in the 2021, 2022 and 2023 tranches. For 2024, we will propose a capital budget and estimated IRR for all wells to be spud during such year and, subject to the mutual agreement of the parties that the estimated IRR for the year exceeds a specified return, QL will be obligated to participate in such tranche. We develop and manage the drilling program associated with each tranche, including the selection of wells. Additionally, for each annual tranche in which QL participates, together with QL, we will enter into assignments, bills of sale and conveyances pursuant to which QL will be conveyed a proportionate working interest percentage in each well spud in that year, which conveyances will not be subject to any reversion.

Under the terms of the arrangement, QL funded 20% and 15% of development capital for wells spud in 2021 and 2022, respectively, and will fund development capital of (i) 15% for wells spud in 2023 and (ii) if they participate in 2024, between 15% and 20% for wells spud in 2024, which funding amounts represent QL’s proportionate working interest in such wells. Additionally, we may receive a carry in the form of a one-time payment from QL for each annual tranche if the IRR for such tranche exceeds certain specified returns, which will be determined no earlier than October 31 and no later than December 1 following the end of each tranche year. During the year ended December 31, 2022, we received a carry of $29 million attributable to the 2021 tranche. Capital costs in excess of, and cost savings below, a specified percentage of budgeted amounts for each annual tranche will be for our account. Subject to the preceding sentence, for any wells included in a tranche, QL is obligated and responsible for its working interest share of costs and liabilities, and is entitled to its working interest share of revenues, associated with such wells for the life of such wells. See Note 3—Transactions to the consolidated financial statements for more information.

Market Conditions and Business Trends

Commodity Markets

Prices for natural gas, NGLs and oil that we produce significantly impact our revenues and cash flows. Natural gas, NGL and oil benchmark prices increased significantly during the year ended December 31, 2022 as compared to the year ended December 31, 2021. As a result, we experienced a significant increase in price realizations during the year ended December 31, 2022. We monitor the economic factors that impact natural gas, NGL and oil prices, including domestic and foreign supply and demand indicators, domestic and foreign commodity inventories, the actions of Organization of Petroleum Exporting Countries and other large producing nations and the current Russia-Ukraine conflict, among others. In the current economic environment, we expect that commodity prices for some or all of the commodities we produce could remain volatile. This volatility is beyond our control and may adversely impact our business, financial condition, results of operations and future cash flows.

The following table details the average benchmark natural gas and oil prices:

	Year Ended December 31,
	2021	2022
Henry Hub (1) ($/Mcf)	$3.84	6.64
West Texas Intermediate (2) ($/Bbl)	67.96	94.23
(1)	New York Mercantile Exchange first of month average natural gas price.
(2)	Energy Information Administration calendar month average settled futures price.

Hedge Position

Antero Resources (Excluding Martica)

We are exposed to certain commodity price risks relating to our ongoing business operations, and we use derivative instruments as we deem necessary to manage such risks. In addition, we periodically enter into contracts that contain embedded features that are required to be bifurcated and accounted for separately as derivatives. Due to our improved liquidity and leverage position as compared to past levels, the percentage of our expected production that we hedge has decreased. For the years ended December 31, 2021 and 2022, approximately 70% and 33%, respectively, of our production was hedged through fixed price commodity swaps. Assuming our 2023 production is the same as our production in 2022, approximately 1% of our production for 2023 will be hedged through fixed price commodity swaps. The tables and narrative below excludes derivative instruments attributable to Martica, our consolidated VIE, since all gains or losses from such contracts are fully attributable to the noncontrolling interests in Martica.

As of December 31, 2022, our fixed price natural gas swap positions excluding Martica were as follows:

				Weighted
				Average
Commodity / Settlement Period	Index	Contracted Volume		Price
Natural Gas
January-December 2023	Henry Hub	16	Bcf	$2.37	/MMBtu

As of December 31, 2022, our natural gas basis swap positions settle on the pricing index to basis differential of the Columbia Gas Transmission pipeline (“TCO”) to the NYMEX Henry Hub natural gas price were as follows:

				Weighted Average
Commodity / Settlement Period	Index to Basis Differential	Contracted Volume		Hedged Differential
Natural Gas
January-December 2023	NYMEX to TCO	18	Bcf	$0.525	/MMBtu
January-December 2024	NYMEX to TCO	18	Bcf	0.530	/MMBtu
		36	Bcf	0.528	/MMBtu

We have a call option and an embedded put option tied to NYMEX pricing for the production volumes associated with the Company’s retained interest in the VPP properties. As of December 31, 2022, our call option and embedded put option arrangements were as follows:

						Embedded
				Call Option		Put Option
Commodity / Settlement Period	Index	Contracted Volume		Strike Price		Strike Price
Natural Gas
January-December 2023	Henry Hub	20	Bcf	$2.466	/MMBtu	$2.466	/MMBtu
January-December 2024	Henry Hub	19	Bcf	2.477	/MMBtu	2.527	/MMBtu
January-December 2025	Henry Hub	16	Bcf	2.564	/MMBtu	2.614	/MMBtu
January-December 2026	Henry Hub	12	Bcf	2.629	/MMBtu	2.679	/MMBtu
		67	Bcf	2.521	/MMBtu	2.556	/MMBtu

In addition, we had a swaption agreement, which entitled the counterparty the right, but not the obligation, to enter into a fixed price swap agreement for approximately 156 Bcf at a price of $2.77 per MMBtu for the year ending December 31, 2024. In

January 2023, we executed an early settlement of this swaption agreement and made a cash payment of $202 million, which was funded by borrowings under our Credit Facility.

As of December 31, 2022, the estimated fair value of our commodity derivative contracts, excluding Martica, was a net liability of $384 million, which includes a liability of $248 million for the swaption agreement. See Note 11—Derivative Instruments to the unaudited condensed consolidated financial statements for more information.

Martica

Our consolidated VIE, Martica, also maintains a portfolio of fixed swap natural gas, NGL and oil derivatives for the benefit of the noncontrolling interests in Martica. As such, all gains and losses attributable to Martica’s derivative portfolio are fully attributable to the noncontrolling interests in Martica. As of December 31, 2022, Martica’s fixed price natural gas, NGL and oil swap positions were as follows:

				Weighted
				Average
Commodity / Settlement Period	Index	Contracted Volume		Price
Natural Gas
January-December 2023	Henry Hub	13	Bcf	$2.35	/MMBtu
January-December 2024	Henry Hub	9	Bcf	2.33	/MMBtu
January-March 2025	Henry Hub	2	Bcf	2.53	/MMBtu
		24	Bcf	2.35	/MMBtu

Natural Gasoline
January-December 2023	Mont Belvieu Natural Gasoline-OPIS Non-TET	90,002	Bbl	40.74	/Bbl

Oil
January-December 2023	West Texas Intermediate	36,000	Bbl	44.88	/Bbl
January-December 2024	West Texas Intermediate	15,699	Bbl	44.02	/Bbl
January-March 2025	West Texas Intermediate	3,535	Bbl	45.06	/Bbl
		55,234	Bbl	44.65	/Bbl

As of December 31, 2022, the estimated fair value of Martica’s commodity derivative contracts was a net liability of $47 million. See Note 11—Derivative Instruments to the unaudited condensed consolidated financial statements for more information.

Economic Indicators

The economy is experiencing elevated inflation levels as a result of global supply and demand imbalances, where global demand continues to outpace current supplies. For example, the BLS Consumer Price Index (“CPI”) for all urban consumers increased 8% from December 2021 to December 2022 as compared to the Federal Reserve’s stated goal of 2%. In order to manage the inflation risk currently present in the United States’ economy, the Federal Reserve has utilized monetary policy in the form of interest rate increases in an effort to bring the inflation rate in line with its stated goal of 2% on a long-term basis.

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

Inflationary pressures, particularly as they relate to certain of our long-term contracts with CPI-based adjustments, and supply chain disruptions have and could continue to result in increases to our operating and capital costs that are not fixed. For example, our 2023 capital budget reflects an approximate 10% increase in service cost inflation as compared to the year ended December 31, 2022. Additionally, these economic variables could lead to a renegotiation of contracts and/or supply agreements, among others. These economic variables are beyond our control and may adversely impact our business, financial condition, results of operations and future cash flows.

COVID-19 Pandemic

We continue to operate throughout the COVID-19 pandemic, in some cases subject to federal, state and local regulations, and we have taken and continue to take steps to protect the health and safety of our workers. We have implemented protocols to reduce the risk of an outbreak within our field operations and offices, and these protocols have not impacted our production, throughput or business activities. During 2022, we transitioned from a hybrid working arrangement for non-field employees, which involved a combination of in-office and remote work-from-home arrangements, to an in-office working arrangement for all non-field employees. We have been able to maintain a consistent level of effectiveness through these arrangements, including maintaining our day-to-day operations, our financial reporting systems and our internal control over financial reporting. We continue to monitor the COVID-19 environment in order to protect the health and safety of our employees.

Sources of Our Revenues

●	Natural gas, NGL and oil sale revenues. Our revenues are primarily derived from the sale of natural gas and oil production, as well as the sale of NGLs that are extracted from our natural gas during processing. Our production is entirely from within the continental United States; however, some of our production revenues are attributable to customers who export our products. During 2022, our production revenues were comprised of approximately 67% from the sale of natural gas and 33% from the sale of NGLs and oil. Natural gas, NGLs and oil prices are inherently volatile and are influenced by many factors outside of our control. All of our production is derived from natural gas wells, some of which also produce NGLs which are extracted through processing, and oil.
●	Commodity derivatives. To achieve more predictable cash flows and to reduce our exposure to downward price fluctuations for a portion of our production, we utilize derivative instruments to hedge future sales prices on such production. We have entered into fixed price contracts for natural gas in which we receive or pay the difference between a fixed price and the variable market price received, as well as basis swap contracts that hedge the difference between the NYMEX index price and a local index price. Additionally, we also utilize swaptions, call and put options, which may be embedded in other contracts, from time to time. Due to our improved liquidity and leverage position as compared to past levels, the percentage of our expected production that we hedge has decreased. Assuming our 2023 production is the same as our production in 2022, approximately 1% of our production for 2023 will be hedged through fixed price commodity swaps. See Note 11—Derivative Instruments to the unaudited condensed consolidated financial statements for more information. At the end of each accounting period, we estimate the fair value of these derivative instruments, because we have not elected hedge accounting, we recognize changes in the fair value of these derivative instruments in earnings. We expect continued volatility in the prices we receive for our production and the fair value of our derivative instruments.
●	Marketing revenues. Marketing revenues are primarily derived from activities to purchase and sell third-party natural gas and NGLs and to market excess firm transportation capacity to third-parties.
●	Gathering, compression and water handling revenues. Gathering, compression and water handling revenues are derived from our ownership interest in Antero Midstream.

Principal Components of Our Cost Structure

●	Lease operating expenses. These are the operating costs incurred to maintain our production. Such costs include produced water hauling, water handling, water disposal, and labor-related costs to monitor producing wells, maintenance, repairs and workover expenses. Cost levels for these expenses can vary based on the volume of water produced, supply and demand for oilfield services, activity levels, and other factors.
●	Gathering, compression, processing and transportation. These costs include the fees paid to Antero Midstream and other third-parties who operate low- and high-pressure gathering and compression systems that transport our gas. They also include costs to process and extract NGLs from our liquids-rich gas and to transport our natural gas, NGLs and oil to market. We often enter into fixed price long-term contracts that secure transportation and processing capacity, which may include minimum volume commitments, the cost for which is included in these expenses to the extent that they are not associated with excess capacity. Costs associated with excess capacity are included in marketing expenses.
●	Water handling. Water handling expenses relate to the direct operating costs attributable to fresh water and other fluid handling services.
●	Production and ad valorem taxes. Production and ad valorem taxes consist of severance and ad valorem taxes. Severance taxes are paid on produced natural gas and oil based on a percentage of sales prices (not hedged prices) or at fixed per-unit rates established by state authorities. Ad valorem taxes are paid based on the value of our reserves as well as the value of property and equipment.
●	Marketing expenses. We purchase and sell third-party natural gas and NGLs and market our excess capacity under long-term contracts. Marketing costs include the cost of purchased third-party natural gas and NGLs. We also classify firm transportation costs related to capacity contracted for in advance of having sufficient production and infrastructure to fully utilize this excess capacity as marketing expenses, because we market this excess capacity to third-parties. We enter into long-term firm transportation agreements for a significant portion of our current and expected future production in order to secure capacity on major pipelines.
●	Exploration and mine expenses. These are primarily costs related to unsuccessful leasing efforts, as well as geological and geophysical costs, including seismic costs, costs of unsuccessful exploratory dry holes and costs of other exploratory activities, including costs associated with our sand mine.
●	Impairment of property and equipment. These costs include impairment and costs associated with leases expirations, impairment of design and initial costs related to pads that are no longer planned to be placed into service and impairment of proved properties due to lower future commodity prices. We charge impairment expense for expired or soon-to-be expired leases when we determine they are impaired based on factors such as remaining lease terms, reservoir performance, commodity price outlooks and future plans to develop the acreage. We record impairment charges for proved properties on a geological reservoir basis when events or changes in circumstances indicate that a property’s carrying amount may not be recoverable. We also record impairment charges for other property and equipment when events or changes in circumstances indicate that the carrying amount of such property and/or equipment may not be recoverable.
●	Depletion, depreciation and amortization. DD&A includes the systematic expensing of the capitalized costs incurred to acquire, explore and develop natural gas, NGLs and oil. As a successful efforts company, we capitalize all costs associated with our acquisition and development efforts and all successful exploration efforts and allocate these costs using the units of production method. Depreciation is computed over an asset’s estimated useful life using the straight-line basis.
●	General and administrative expense. These costs include overhead, including payroll and benefits for our staff, costs of maintaining our headquarters, costs of managing our production and development operations, audit and other professional fees, insurance, legal expenses and other administrative expenses. General and administrative expense also includes noncash equity-based compensation expense. See Note 9—Equity-Based Compensation and Cash Awards to the consolidated financial statements for more information.
●	Interest expense. We finance a portion of our capital expenditures, working capital requirements and acquisitions with borrowings under our Credit Facility, which until October 26, 2021 had a variable rate of interest based on LIBOR or the Alternate Base Rate and on and after October 26, 2021 has a variable rate of interest based on SOFR (defined below in “—Capital Resources and Liquidity—Debt Agreements—Credit Facility”) or the Alternate Base Rate (each term as defined in the Credit Facility). As a result, we incur substantial interest expense that is affected by both fluctuations in interest rates and our financing decisions. As of December 31, 2022, we had fixed interest rates of (i) 8.375% on our 2026 Notes having a principal balance of $97 million, (ii) 7.625% on our 2029 Notes having a principal balance of $407 million, (iii) 5.375% on our 2030 Notes having a principal balance of $600 million and (iv) 4.25% on our 2026 Convertible Notes having a principal balance of $57 million. See Note 7—Long-Term Debt to the consolidated financial statements for more information.
●	Income tax expense. We are subject to state and U.S. federal income taxes, but we are currently not in a cash tax paying position with respect to U.S. federal income taxes. The difference between our financial statement income tax expense and our current U.S. federal income tax liability is primarily due to the differences in the tax and financial statement treatment of oil and gas properties, the effects of noncontrolling interests and the deferral of unsettled commodity derivative gains and losses for tax purposes until they are settled. We have recorded deferred income tax expense to the extent our deferred tax liabilities exceed our deferred tax assets. See Note 13—Income Taxes to the consolidated financial statements for more information.

Results of Operations

We have three operating segments: (i) the exploration, development and production of natural gas, NGLs and oil; (ii) marketing and utilization of excess firm transportation capacity; and (iii) midstream services through our equity method investment in Antero Midstream. Revenues from Antero Midstream’s operations were primarily derived from intersegment transactions for services provided to our exploration and production operations by Antero Midstream. All intersegment transactions were eliminated upon consolidation, including revenues from water handling services provided by Antero Midstream, which we capitalized as proved property development costs. Marketing revenues are primarily derived from activities to purchase and sell third-party natural gas and NGLs and to market and utilize excess firm transportation capacity. See Note 17—Reportable Segments to the consolidated financial statements for more information.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2022

The operating results of our reportable segments were as follows (in thousands):

	Year Ended December 31, 2021
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream	Affiliates	Total
Revenue and other:
Natural gas sales	$3,442,028	—	—	—	3,442,028
Natural gas liquids sales	2,147,499	—	—	—	2,147,499
Oil sales	201,232	—	—	—	201,232
Commodity derivative fair value losses	(1,936,509)	—	—	—	(1,936,509)
Gathering, compression and water handling	—	—	968,874	(968,874)	—
Marketing	—	718,921	—	—	718,921
Amortization of deferred revenue, VPP	45,236	—	—	—	45,236
Other income (loss)	1,025	—	(70,672)	70,672	1,025
Total revenue	3,900,511	718,921	898,202	(898,202)	4,619,432

Operating expenses:
Lease operating	96,793	—	—	—	96,793
Gathering and compression	874,023	—	65,983	(65,983)	874,023
Processing	791,978	—	—	—	791,978
Transportation	833,173	—	—	—	833,173
Water handling	—	—	91,137	(91,137)	—
Production and ad valorem taxes	197,910	—	—	—	197,910
Marketing	—	811,698	—	—	811,698
Exploration and mine expenses	6,566	—	—	—	6,566
General and administrative (excluding equity-based compensation)	124,569	—	50,299	(50,299)	124,569
Equity-based compensation	20,437	—	13,539	(13,539)	20,437
Depletion, depreciation and amortization	742,009	—	108,790	(108,790)	742,009
Impairment of property and equipment	90,523	—	5,042	(5,042)	90,523
Accretion of asset retirement obligations	3,820	—	460	(460)	3,820
Contract termination and other expenses	4,305	—	3,997	(3,997)	4,305
Loss (gain) on sale of assets	(2,232)	—	3,628	(3,628)	(2,232)
Total operating expenses	3,783,874	811,698	342,875	(342,875)	4,595,572
Operating income (loss)	$116,637	(92,777)	555,327	(555,327)	23,860

Equity in earnings of unconsolidated affiliates	$77,085	—	90,451	(90,451)	77,085

	Year Ended December 31, 2022
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream	Affiliates	Total
Revenue and other:
Natural gas sales	$5,520,419	—	—	—	5,520,419
Natural gas liquids sales	2,498,657	—	—	—	2,498,657
Oil sales	275,673	—	—	—	275,673
Commodity derivative fair value losses	(1,615,836)	—	—	—	(1,615,836)
Gathering, compression and water handling	—	—	990,657	(990,657)	—
Marketing	—	416,758	—	—	416,758
Amortization of deferred revenue, VPP	37,603	—	—	—	37,603
Other income (loss)	5,162	—	(70,672)	70,672	5,162
Total revenue	6,721,678	416,758	919,985	(919,985)	7,138,436

Operating expenses:
Lease operating	99,595	—	—	—	99,595
Gathering and compression	892,533	—	75,889	(75,889)	892,533
Processing	869,744	—	—	—	869,744
Transportation	843,103	—	—	—	843,103
Water handling	—	—	104,365	(104,365)	—
Production and ad valorem taxes	287,406	—	—	—	287,406
Marketing	—	531,304	—	—	531,304
Exploration and mine expenses	7,409	—	—	—	7,409
General and administrative (excluding equity-based compensation)	137,466	—	42,471	(42,471)	137,466
Equity-based compensation	35,443	—	19,654	(19,654)	35,443
Depletion, depreciation and amortization	680,600	—	131,762	(131,762)	680,600
Impairment of property and equipment	149,731	—	3,702	(3,702)	149,731
Accretion of asset retirement obligations	4,627	—	222	(222)	4,627
Loss (gain) on sale of assets	471	—	(2,251)	2,251	471
Contract termination and other expenses	25,099	—	4,705	(4,705)	25,099
Total operating expenses	4,033,227	531,304	380,519	(380,519)	4,564,531
Operating income (loss)	$2,688,451	(114,546)	539,466	(539,466)	2,573,905

Equity in earnings of unconsolidated affiliates	$72,327	—	94,218	(94,218)	72,327

Exploration and Production Segment

The following table sets forth selected operating data of the exploration and production segment:

			Amount of
	Year Ended December 31,		Increase	Percent
	2021	2022	(Decrease)	Change
Production data (1) (2):
Natural gas (Bcf)	826	798	(28)	(3)%
C2 Ethane (MBbl)	17,262	18,818	1,556	9%
C3+ NGLs (MBbl)	40,496	39,914	(582)	(1)%
Oil (MBbl)	3,521	3,223	(298)	(8)%
Combined (Bcfe)	1,194	1,170	(24)	(2)%
Daily combined production (MMcfe/d)	3,271	3,204	(67)	(2)%
Average prices before effects of derivative settlements (3):
Natural gas (per Mcf) (4)	$4.17	6.92	2.75	66%
C2 Ethane (per Bbl) (5)	$11.99	20.41	8.42	70%
C3+ NGLs (per Bbl)	$47.92	52.98	5.06	11%
Oil (per Bbl)	$57.15	85.53	28.38	50%
Weighted Average Combined (per Mcfe)	$4.85	7.09	2.24	46%
Average realized prices after effects of derivative settlements (3):
Natural gas (per Mcf)	$3.08	4.54	1.46	47%
C2 Ethane (per Bbl)	$11.81	20.38	8.57	73%
C3+ NGLs (per Bbl)	$41.32	52.63	11.31	27%
Oil (per Bbl)	$52.80	84.88	32.08	61%
Weighted Average Combined (per Mcfe)	$3.88	5.46	1.58	41%
Average costs (per Mcfe):
Lease operating	$0.08	0.09	0.01	13%
Gathering and compression	$0.73	0.76	0.03	4%
Processing	$0.66	0.74	0.08	12%
Transportation	$0.70	0.72	0.02	3%
Production and ad valorem taxes	$0.17	0.25	0.08	47%
Marketing expense, net	$0.08	0.10	0.02	25%
Depletion, depreciation, amortization and accretion	$0.62	0.59	(0.03)	(5)%
General and administrative (excluding equity-based compensation)	$0.10	0.12	0.02	20%
(1)	Production data excludes volumes related to the VPP.
(2)	Oil and NGLs production was converted at 6 Mcf per Bbl to calculate total Bcfe production and per Mcfe amounts. This ratio is an estimate of the equivalent energy content of the products and may not reflect their relative economic value.
(3)	Average prices reflect the before and after effects of our settled commodity derivatives. Our calculation of such after effects includes gains (losses) on settlements of commodity derivatives (but does not include proceeds from the derivative monetizations in 2021), which do not qualify for hedge accounting because we do not designate or document them as hedges for accounting purposes.
(4)	The average realized price for the year ended December 31, 2021 includes $85 million of net litigation proceeds related to a favorable litigation judgment. See Note 15—Contingencies to the consolidated financial statements for further discussion on the litigation proceeds. Excluding the effect of the litigation proceeds received, the average realized price for natural gas would have been $4.06 per Mcf.
(5)	The average realized price for the year ended December 31, 2022 includes $10 million of proceeds related to a take-or-pay contract. Excluding the effect of these proceeds, the average realized price for ethane would have been $19.88 per Bbl.

Natural gas sales. Revenues from sales of natural gas increased from $3.4 billion, which included litigation proceeds of $85 million, for the year ended December 31, 2021 to $5.5 billion for the year ended December 31, 2022, an increase of $2.1 billion, or 60%. See Note 15—Contingencies to the consolidated financial statements for more information on the litigation proceeds. Excluding the litigation proceeds, higher commodity prices (excluding the effects of derivative settlements) during the year ended December 31, 2022 accounted for an approximate $2.3 billion increase in year-over-year natural gas sales revenue (calculated as the change in the year-to-year average price excluding the net proceeds from the litigation times current year production volumes). Lower natural gas production volumes accounted for an approximate $118 million decrease in year-over-year natural gas sales revenue (calculated as the change in year-to-year volumes times the prior year average price).

NGLs sales. Revenues from sales of NGLs increased from $2.1 billion for the year ended December 31, 2021 to $2.5 billion for the year ended December 31, 2022, an increase of $351 million, or 16%. Higher commodity prices (excluding the effects of derivative settlements) during the year ended December 31, 2022 accounted for an approximate $360 million increase in year-over-year revenues (calculated as the change in the year-to-year average price times current year production volumes). Lower NGLs production volumes during the year ended December 31, 2022 accounted for an approximate $9 million decrease in year-over-year NGL revenues (calculated as the change in year-to-year volumes times the prior year average price).

Oil sales. Revenues from sale of oil increased from $201 million for the year ended December 31, 2021 to $276 million for the year ended December 31, 2022, an increase of $75 million, or 37%. Higher oil prices for the year ended December 31, 2022 excluding the effects of derivative settlements) accounted for an approximate $92 million increase in year-over-year oil revenues (calculated as the change in the year-to-year average price times current year production volumes). Lower oil production volumes during the year ended December 31, 2022 accounted for an approximate $17 million decrease in year-over-year oil revenues (calculated as the change in year-to-year volumes times the prior year average price).

Commodity derivative fair value losses. Our commodity derivatives include variable price swap contracts, swaptions, basis swap contracts, call options and embedded put options. Because we do not designate these derivatives as accounting hedges, they do not receive hedge accounting treatment. Consequently, all mark-to-market gains or losses, as well as cash receipts or payments on settled derivative instruments, are recognized in our statements of operations. For the years ended December 31, 2021 and 2022, our commodity hedges resulted in derivative fair value losses of $1.9 billion and $1.6 billion, respectively. For the year ended December 31, 2021, commodity derivative fair value losses included $1.2 billion of net cash payments for settled derivative losses, as well as $5 million for payments on derivatives that were settled prior to their contractual settlement dates. For the year ended December 31, 2022, commodity derivative fair value losses included $1.9 billion of net cash payments for settled commodity derivative losses.

Commodity derivative fair value gains or losses vary based on future commodity prices and have no cash flow impact until the derivative contracts are settled or monetized prior to settlement. Derivative asset or liability positions at the end of any accounting period may reverse to the extent future commodity prices increase or decrease from their levels at the end of the accounting period, or as gains or losses are realized through settlement. Additionally, substantially all of our production is currently unhedged for 2023 and beyond after giving effect to the early termination of our swaption in January 2023, which limits our exposure to volatility in the fair value of our derivative instruments in the future. See “—Capital Resources and Liquidity—Overview” for more information.

Amortization of deferred revenue, VPP. Amortization of deferred revenues associated with the VPP decreased from $45 million for the year ended December 31, 2021 to $38 million for the year ended December 31, 2022 , a decrease of $7 million or 17%, due to lower production volumes between periods. Under the terms of the agreement, the production volumes are delivered at approximately $1.61 per MMBtu over the contractual term. See Note 3—Transactions to the consolidated financial statements for more information on this transaction.

Lease operating expense. Lease operating expense increased from $97 million, or $0.08 per Mcfe, for the year ended December 31, 2021 to $100 million, or $0.09 per Mcfe, for the year ended December 31, 2022, an increase of $3 million or $0.01 per Mcfe, primarily due to higher oilfield service and produced water handling costs.

Gathering, compression, processing and transportation expense. Gathering, compression, processing and transportation expense increased from $2.5 billion for the year ended December 31, 2021 to $2.6 billion for the year ended December 31, 2022, an increase of $106 million or 4%. This fluctuation primarily resulted from the following:

●	Gathering and compression costs increased from $0.73 per Mcfe for the year ended December 31, 2021 to $0.76 per Mcfe for the year ended December 31, 2022, primarily due to increased compressor fuel costs as a result of higher commodity prices and an annual CPI-based adjustment between periods, partially offset by $48 million in incentive fee rebates from Antero Midstream earned during the year ended December 31, 2022 compared to $12 million in incentive fee rebates from Antero Midstream earned during the year ended December 31, 2021.
●	Processing costs increased from $0.66 per Mcfe for the year ended December 31, 2021 to $0.74 per Mcfe for the year ended December 31, 2022, primarily due to increased costs for (i) ethane transportation, (ii) NGL processing, which includes an annual CPI-based adjustment in 2022, and (iii) electricity, primarily as a result of higher commodity prices, as well as increased NGL production volumes between periods.
●	Transportation costs increased from $0.70 per Mcfe for the year ended December 31, 2021 to $0.72 per Mcfe and for the year ended December 31, 2022, primarily due to higher fuel costs as a result of higher commodity prices and demand fees between periods.

Production and ad valorem tax expense. Total production and ad valorem taxes increased from $198 million for the year ended December 31, 2021 to $287 million for the year ended December 31, 2022, an increase of $89 million or 45%, primarily due to higher commodity prices between periods. Production and ad valorem taxes as a percentage of natural gas revenues remained relatively consistent at 5.7% and 5.2% for the years ended December 31, 2021 and 2022, respectively.

General and administrative expense. General and administrative expense (excluding equity-based compensation expense) increased from $125 million for the year ended December 31, 2021 to $137 million for the year ended December 31, 2022, an increase of $12 million or 10%, primarily due to higher salary and wage expense, professional service fees, office operating costs and software license costs between periods. We had 519 and 586 employees as of December 31, 2021 and 2022, respectively. This higher general and administrative expense, excluding equity-based compensation together with lower production volumes between periods resulted in an increase in per unit costs from $0.10 per Mcfe during the year ended December 31, 2021 to $0.12 per Mcfe during the year ended December 31, 2022.

Equity-based compensation expense. Equity-based compensation expense increased from $20 million for the year ended December 31, 2021 to $35 million for the year ended December 31, 2022, an increase of $15 million or 73%, primarily due to an increase in the annual equity awards granted during the second quarter of 2022 as compared to prior years, which were temporarily and significantly reduced during 2020 and supplemented by our cash awards program. Our equity awards vest over three or four year service periods, and our equity incentive program began returning to normal levels in 2021. See Note 9—Equity-Based Compensation and Cash Awards to the consolidated financial statements for more information.

Depletion, depreciation and amortization expense. DD&A expense decreased from $742 million, or $0.62 per Mcfe for the year ended December 31, 2021 to $681 million, or $0.59 per Mcfe for the year ended December 31, 2022, a decrease of $61 million, or $0.03 per Mcfe, primarily as a result of increased proved reserve volumes due to higher commodity prices and lower production volumes between periods.

Impairment of property and equipment. Impairment of property and equipment increased from $91 million for the year ended December 31, 2021 to $150 million for the year ended December 31, 2022, an increase of $59 million, or 65%, primarily related to the impairment of our sand mine of $48 million during the year ended December 31, 2022. During both periods, we recognized impairments primarily related to expiring leases as well as design and initial costs related to pads we no longer plan to place into service.

Contract termination expense. Contract termination expense increased from $4 million for the year ended December 31, 2021 to $25 million for the year ended December 31, 2022, an increase of $19 million primarily due to a $12 million payment for the cancellation of the Smithburg 2 gas processing plant and a $5 million payment for the cancellation of a gas gathering agreement during the year ended December 31, 2022.

Marketing Segment

Where feasible, we purchase and sell third-party natural gas and NGLs and market our excess firm transportation capacity, or engage third-parties to conduct these activities on our behalf, in order to optimize the revenues from these transportation agreements. We have entered into long-term firm transportation agreements for a significant portion of our current and expected future production in order to secure guaranteed capacity to favorable markets.

Net marketing expense increased from $93 million, or $0.08 per Mcfe, for the year ended December 31, 2021 to $115 million, or $0.10 per Mcfe, for the year ended December 31, 2022, primarily due to higher marketing losses, partially offset by lower firm transportation commitments between periods.

Marketing revenue. Marketing revenue decreased from $719 million for the year ended December 31, 2021 to $417 million for the year ended December 31, 2022, a decrease of $302 million, or 42%, primarily due to lower marketing volumes between periods, partially offset by increased commodity prices between periods. Lower natural gas marketing volumes accounted for a $735 million decrease in year-over-year marketing revenues (calculated as the change in year-to-year volumes times the prior year average price), and higher natural gas prices accounted for an approximate $416 million increase in year-over-year marketing revenues (calculated as the change in the year-to-year average price times current year marketing volumes). Higher oil marketing volumes accounted for a $10 million increase in year-over-year marketing revenues (calculated as the change in year-to-year volumes times the prior year average price), and higher oil prices accounted for an approximate $18 million increase in year-over-year marketing revenues (calculated as the change in the year-to-year average price times current year marketing volumes). Lower ethane marketing volumes accounted for a $31 million decrease in year-over-year marketing revenues (calculated as the change in year-to-year volumes times the prior year average price), and higher ethane prices accounted for an approximate $26 million increase in year-over-year marketing revenues (calculated as the change in the year-to-year average price times current year marketing volumes).

Marketing expense. Marketing expense decreased from $812 million for the year ended December 31, 2021 to $531 million for the year ended December 31, 2022, a decrease of $281 million, or 35%. Marketing expense includes the cost of third-party purchased natural gas, NGLs and oil as well as firm transportation costs, including costs related to current excess firm capacity. The cost of third-party natural gas decreased approximately $254 million, which was partially offset by increased oil and NGL purchases of approximately $29 million and $3 million, respectively, between periods. The total costs decreased primarily due to lower marketing volumes between periods, partially offset by increased commodity prices. Firm transportation costs were $208 million for the year ended December 31, 2021 and $149 million for the year ended December 31, 2022, a decrease of $59 million due to the reduction in firm transportation commitments and third-party marketed volumes between periods.

Antero Midstream Segment

Antero Midstream revenue.  Revenue from the Antero Midstream segment increased from $898 million for the year ended December 31, 2021 to $920 million for the year ended December 31, 2022, an increase of $22 million, or 2%. primarily due to increased throughput, fresh water delivery volumes and other fluid handling volumes between periods as well as higher low pressure, compression, high pressure and water handling fees as a result of an annual CPI-based adjustments, partially offset by higher low pressure gathering fee rebates earned by us between periods.

Antero Midstream operating expense. Total operating expense related to the Antero Midstream segment increased from $343 million for the year ended December 31, 2021 to $381 million for the year ended December 31, 2022 primarily due to increased direct operating costs and depreciation expense between periods. Direct operating costs increased between periods primarily as a result of higher throughput volumes, 12 acquired compressor stations coming online in 2022, higher chemical, fuel, labor and heavy maintenance expense and higher fresh water deliveries to us in the Utica Shale. The increase in depreciation expense is primarily a result of a phased early retirement of an underutilized compressor station, which allows Antero Midstream to relocate and reuse the compressor units and equipment to (i) expand an existing compressor station and/or (ii) contribute to a new compressor station. There are certain costs associated with the underutilized compressor station that cannot be relocated or reused, and such costs will be fully depreciated during the first half of 2023.

Items Not Allocated to Segments

Interest expense. Interest expense decreased from $182 million for the year ended December 31, 2021 to $125 million for the year ended December 31, 2022, a decrease of $57 million, or 31%, primarily due to a $1.0 billion reduction in the principal amount of our senior unsecured notes debt as a result of our debt repurchase program and lower borrowings on our Credit Facility between periods, partially offset by decreased interest income and increased interest rates on our Credit Facility due to higher benchmark rates.

Loss on early extinguishment of debt. During the year ended December 31, 2021, we equitized $206 million aggregate principal amount of our 2026 Convertible Notes in privately negotiated exchange transactions, and as a result, we recognized a loss of $62 million, which represents the difference between the fair value of the liability component of the 2026 Convertible Notes and the carrying value of such notes. Additionally, during the year ended December 31, 2021, we redeemed or repurchased through open market transactions (i) the remaining balance of $661 million of our 5.125% senior notes due December 1, 2022 at par, plus accrued and unpaid interest; (ii) the remaining balance of $574 million of our 5.625% senior notes due June 1, 2023 at par, plus accrued and unpaid interest; (iii) $5 million aggregate principal amount of our 2025 Notes at a weighted average redemption price of 102% of the principal amount thereof, plus accrued and unpaid interest, (iv) $175 million of our 2026 Notes at a redemption price of 108.375% of par, plus accrued and unpaid interest; and (v) $116 million of our 2029 Notes at a redemption price of 107.625% of par, plus accrued and unpaid interest. For such redemptions and repurchases, we recognized a $31 million loss on early extinguishment of debt. During the year ended December 31, 2022, we redeemed or repurchased through our previously disclosed tender offer and open market transactions (i) the remaining $585 million aggregate principal amount of our 2025 Notes at a redemption price of 101.25% of the principal amount thereof, plus accrued and unpaid interest, (ii) $228 million of our 2026 Notes at a weighted average redemption price of 109% of the principal amount thereof, plus accrued and unpaid interest and (iii) $177 million of our 2029 Notes at a weighted average redemption price of 106% of the principal amount thereof, plus accrued and unpaid interest. For such redemptions and repurchases, we recognized a $46 million loss on early extinguishment of debt. See Note 7—Long-Term Debt to the consolidated financial statements for more information.

Loss on convertible note inducement and equitization. During the year ended December 31, 2021, we recognized a loss of $51 million for the January Equitization Transactions and the May Equitization Transactions, which represents the consideration paid in excess of the original terms of the 2026 Convertible Notes. During the year ended December 31, 2022, we recognized a $0.2 million loss for the inducement of $5 million in aggregate principal amount of the 2026 Convertible Notes. See Note 7—Long-Term Debt to the consolidated financial statements for more information.

Income tax benefit (expense). For the year ended December 31, 2021, we had an income tax benefit of $74 million, with an effective tax rate of 32%, due to a loss before income taxes of $228 million. For the year ended December 31, 2022, we had income tax expense of $449 million, with an effective tax rate of 18%, due to income before income taxes of $2.5 billion. For years ended December 31, 2021 and 2022, our overall effective tax rate was different than the statutory rate of 21% primarily due to the effects of state income taxes, the dividends received deduction, equity-based compensation expenses, noncontrolling interests, the effects of a West Virginia apportionment tax law change enacted in 2021 and changes in Pennsylvania’s corporate income tax rate. See Note

13—Income Taxes to our consolidated financial statements more for information.

As of December 31, 2021 and 2022, we had U.S. federal and state NOL carryforwards of $2.3 billion and $1.0 billion, respectively. Many of these NOL carryforwards expire at various dates between 2024 and 2041 while others have no expiration date. Potential future legislation or the imposition of new or increased taxes may have a significant effect on our future taxable position. The impact of any such change would be recorded in the period in which such interpretation is received or legislation is enacted.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2021

Refer to “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of the results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2021.

Capital Resources and Liquidity

Overview

Our primary sources of liquidity have been through net cash provided by operating activities, borrowings under our Credit Facility, issuances of debt and equity securities and additional contributions from our asset sales, including our drilling partnership. Our primary use of cash has been for the exploration, development and acquisition of oil and natural gas properties. As we develop our reserves, we continually monitor what capital resources, including equity and debt financings, are available to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. Our future success in developing our proved reserves and production will be highly dependent on net cash provided by operating activities and the capital resources available to us.

The Credit Facility has a borrowing base of $3.5 billion and current lender commitments of $1.5 billion. The borrowing base is redetermined semi-annually based on certain factors including our reserves, natural gas, NGLs and oil commodity prices, and the value of our hedge portfolio. The next redetermination of the borrowing base is scheduled to occur in April 2023. For a discussion of the risks of a decrease in the borrowing base under the Credit Facility, see “Item 1A. Risk Factors—The borrowing base under the Credit Facility may be reduced if commodity prices decline, which could hinder or prevent us from meeting our future capital needs. We may also be required to post additional collateral as financial assurance of our performance under certain contractual arrangements, which could adversely impact available liquidity under our Credit Facility.”

Our commodity hedge position provides us with liquidity for a portion of our production because it provides us with the relative certainty of receiving a portion of our future expected revenues from operations despite potential declines in the price of natural gas. Due to our improved liquidity and leverage position as compared to past levels, the percentage of our expected production that we hedge has decreased. For the years ended December 31, 2021 and 2022, approximately 70% and 33%, respectively, of our production was hedged through fixed price commodity swaps. Assuming our 2023 production is the same as our production in 2022, approximately 1% of our production for 2023 will be hedged through fixed price commodity swaps. Our ability to make significant acquisitions for cash would require us to utilize borrowings on the Credit Facility or obtain additional equity or debt financing, which we may not be able to obtain on terms acceptable to us, or at all. The Credit Facility is funded by a syndicate of 15 banks. We believe that the participants in the syndicate have the capability to fund up to their current commitment. If one or more banks should not be able to do so, we may not have the full availability of the Credit Facility.

2022 Capital Spending and 2023 Capital Budget

For the year ended December 31, 2022, our total consolidated capital expenditures were approximately $986 million, including drilling and completion expenditures of $821 million, leasehold additions of $150 million and other capital expenditures of $15 million. Our net capital budget for 2023 is $1.025 billion to $1.075 billion. Our budget includes: a range of $875 million to $925 million for drilling and completion and $150 million for leasehold expenditures. We do not budget for acquisitions. During 2023, we plan to complete 60 to 65 net horizontal wells in the Appalachian Basin. We periodically review our capital expenditures and adjust our budget and its allocation based on liquidity, drilling results, leasehold acquisition opportunities and commodity prices.

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

Based on strip prices as of December 31, 2022, we believe that net cash provided from operating activities and available borrowings under the Credit Facility will be sufficient to meet our cash requirements, including normal operating needs, debt service obligations, capital expenditures, and commitments and contingencies for at least the next 12 months. For more information on our outstanding indebtedness, see “—Debt Agreements.”

As of December 31, 2022, we did not have any off-balance sheet arrangements other than contractual commitments for firm transportation, gas processing and fractionation, gathering and compression services and land payment obligations.

Cash Flows

The following table summarizes our cash flows (in thousands):

	Year Ended December 31,
	2021	2022
Net cash provided by operating activities	$1,660,116	3,051,342
Net cash used in investing activities	(710,784)	(943,612)
Net cash used in financing activities	(949,332)	(2,107,730)
Net increase in cash and cash equivalents	$—	—

Year Ended December 31, 2021 Compared to Year Ended December 31, 2022

Operating Activities. Net cash provided by operating activities was $1.7 billion and $3.1 billion for the years ended December 31, 2021 and 2022, respectively. Net cash provided by operating activities increased primarily due to increases in commodity prices both before and after the effects of settled commodity derivatives, partially offset by decreased production and increased ad valorem taxes, gathering, compression, processing and transportation expenses, general and administrative expenses and losses on marketing activities between periods.

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

Investing Activities. Net cash used in investing activities increased from $711 million for the year ended December 31, 2021 to $944 million for the year ended December 31, 2022, primarily due to an increase in capital expenditures of $228 million between periods. Total additions to unproved properties and drilling and completion costs increased from $680 million during the year ended December 31, 2021 to $930 million during the year ended December 31, 2022 primarily due to increased service cost inflation, drilling and completion activity and leasing activity between periods.

Financing Activities. Net cash flows used in financing activities increased from $949 million for the year ended December 31, 2020 to $2.1 billion for the year ended December 31, 2022. During the year ended December 31, 2021, we issued $500 million aggregate principal amount of 2026 Notes, $700 million aggregate principal amount of 2029 Notes and $600 million aggregate principal amount of 2030 Notes (net of $31 million of aggregate debt issuance costs), of which proceeds were used to (i) redeem $661 million aggregate principal amount of our 5.125% senior notes due December 1, 2022, which were fully retired, (ii) redeem $574 million aggregate principal amount of our 5.625% senior notes due June 1, 2023, which were fully retired, (iii) repurchase $5 million aggregate principal amount of our 2025 Notes, (iv) redeem $175 million aggregate principal amount of our 2026 Notes, (v) redeem $116 million aggregate principal of our 2029 Notes and (vi) repay all outstanding borrowings on our Credit Facility. Also, during the year ended December 31, 2021, we completed the January Share Offering and the May Share Offering and used the proceeds and approximately $89 million of borrowings under the senior secured revolving credit facility agreement in effect prior to October 26, 2021 to repurchase $206 million aggregate principal amount of the 2026 Convertible Notes in privately negotiated transactions. Additionally, during the year ended December 31, 2021, we received a $51 million payment from Martica and distributed $97 million to the noncontrolling interests in Martica. See Note 3—Transactions and Note 7—Long-Term Debt for more information on these transactions, respectively.

During the year ended December 31, 2022, we (i) redeemed $585 million aggregate principal amount of our 2025 Notes and repurchased $228 million of our 2026 Notes and $177 million of our 2029 Notes, (ii) repurchased 25 million shares of our common stock at a total cost of approximately $874 million, (iii) distributed $174 million to the noncontrolling interests in Martica and (iv) paid $66 million in employee withholding taxes for vested equity-based awards. Additionally, we borrowed $35 million, net, on our Credit Facility during the year ended December 31, 2022.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2021

Refer to “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity” in our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of the cash flows for the year ended December 31, 2020 compared to the year ended December 31, 2021.

Debt Agreements

Credit Facility

We have a senior secured revolving credit facility with a consortium of bank lenders. On October 26, 2021, we entered into an amended and restated senior secured revolving credit facility, the Credit Facility. Borrowings under the Credit Facility are subject to borrowing base limitations based on the collateral value of our assets and are subject to regular semi-annual redeterminations. As of December 31, 2022, the borrowing base was $3.5 billion and lender commitments were $1.5 billion. The next redetermination of the borrowing base is scheduled to occur in April 2023. The maturity date of the Credit Facility is the earlier of (i) October 26, 2026 and (ii) the date that is 180 days prior to the earliest stated redemption date of any series of Antero’s then outstanding senior notes.

As of December 31, 2022, we had an outstanding balance under the Credit Facility of $35 million and outstanding letters of credit of $504 million.

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

The Credit Facility also requires us to maintain the following financial ratios (subject to certain exceptions). The current ratio and the leverage ratio are tested quarterly.

●	a minimum consolidated current ratio of 1.00 to 1.00 at the end of each fiscal quarter; and
●	a maximum leverage ratio of total debt to EBITDAX for the trailing four quarter period of 4.00 to 1.00 at the end of each fiscal quarter.

As of December 31, 2021 and 2022, we were in compliance with the applicable covenants and ratios under the Credit Facility.

See Note 7—Long Term Debt to the consolidated financial statements included in this Annual Report on Form 10-K for more information on our Credit Facility.

Senior Unsecured Notes

The following table summarizes certain material terms of our senior unsecured notes and convertible notes outstanding as of December 31, 2022:

				2026
				Convertible
	2026 Notes	2029 Notes	2030 Notes	Notes
Outstanding principal (in thousands)	$96,870	$407,115	$600,000	$56,932
Interest rate	8.375%	7.625%	5.735%	4.25%
Maturity date	July 15, 2026	February 1, 2029	March 1, 2030	September 1, 2026
Interest payment dates	Jan. 15, July 15	Feb. 1, Aug. 1	Mar. 1, Sept. 1	Mar. 1, Sept. 1
Make-whole redemption date (1)	January 15, 2026	February 1, 2027	March 1, 2028	N/A (2)
(1)	On or after these dates, we may redeem the applicable series of notes, in whole or in part, at a redemption price equal to 100% of the principal amount redeemed, together with accrued and unpaid interest up to the redemption date. At any time prior to these dates, we may redeem the notes at a redemption price that includes an applicable premium as defined in the indentures to such notes.
(2)	The indenture governing the 2026 Convertible Notes does not allow us to optionally redeem the 2026 Convertible Notes prior to the maturity date.

See Note 7—Long-Term Debt to the consolidated financial statements for more information.

We may, from time to time, seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, open market purchases, privately negotiated transactions or otherwise. Any such repurchases will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved could be material. During the year ended December 31, 2022, we repurchased or redeemed $1.0 billion aggregate principal amount of our senior unsecured notes, including all of our 2025 Notes and portions of our 2026 Notes and 2029 Notes. In addition, $25 million aggregate principal amount of our 2026 Convertible Notes were converted into approximately 6 million shares of common stock during the year ended December 31, 2022.

The senior notes indentures each contain restrictive covenants and restrict our ability to incur additional debt unless a pro forma minimum interest coverage ratio requirement of 2.25:1 is maintained. We were in compliance with such covenants as of December 31, 2021 and 2022.

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

Successful Efforts Method

The Company accounts for its natural gas, NGLs and oil exploration and development activities under the successful efforts method of accounting. Under the successful efforts method, the costs incurred to acquire, drill, and complete productive wells, development wells and undeveloped leases are capitalized. Oil and gas lease acquisition costs are also capitalized. Exploration costs, including personnel and other internal costs, geological and geophysical expenses, delay rentals for gas and oil leases and costs associated with unsuccessful lease acquisitions are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when we determine that the well does not contain reserves in commercially viable quantities. The Company reviews exploration costs related to wells in progress at the end of each quarter and makes a determination, based on known results of drilling at that time, whether the costs should continue to be capitalized pending further well testing and results, or charged to expense. We have not incurred any such charges in the years ended December 31, 2020, 2021 and 2022. The sale of a partial interest in a proved property is accounted for as a normal retirement, and no gain or loss is recognized as long as this treatment does not significantly affect the units of production amortization rate. A gain or loss is recognized for all other sales of producing properties.

Unproved properties with significant acquisition costs are assessed for impairment on a property by property basis, and any impairment in value is charged to expense. Impairment is assessed based on remaining lease terms, drilling results, reservoir performance, commodity price outlooks and future plans to develop acreage. Unproved properties and the related costs are transferred to proved properties when reserves are discovered on, or otherwise attributed to, the property. Proceeds from sales of partial interests in unproved properties are accounted for as a recovery of cost without recognition of any gain or loss until the cost has been recovered. Impairment of oil and gas properties related to unproved properties for leases that have expired, or are expected to expire, was $224 million, $91 million and $98 million for the years ended December 31, 2020, 2021 and 2022, respectively.

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

Impairment of Proved Properties

We evaluate the carrying amount of our proved natural gas, NGLs and oil properties for impairment on a geological reservoir basis whenever events or changes in circumstances indicate that a property’s carrying amount may not be recoverable.  Under GAAP for successful efforts accounting, if the carrying amount exceeds the estimated undiscounted future net cash flows (measured using futures prices at the end of a quarter), we further evaluate our proved properties and record an impairment charge if the carrying amount of our proved properties exceeded the estimated fair value of the properties. We did not record any impairments for proved properties during the years ended December 31, 2020, 2021 and 2022.

Based on current future commodity prices, we currently do not anticipate having to record any impairment charge for our proved properties in the near future. Estimated undiscounted future net cash flows are sensitive to commodity price swings and a decline in prices could result in the carrying amount exceeding the estimated undiscounted future net cash flows at the end of a future reporting period, which would require us to further evaluate if an impairment charge would be necessary. For our Utica and Marcellus properties, strip pricing would have to decline by more than 30% and 40%, respectively, from year-end 2022 levels before further evaluation of those properties would be required in order to determine if an impairment charge would be necessary under GAAP. If future prices decline from December 31, 2022, the fair value of our properties may be below their carrying amounts and an impairment charge may be necessary. However, we are unable to predict commodity prices with any greater precision than the futures market.

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

We account for our investment in Antero Midstream under the equity method of accounting. We evaluate our equity method investment for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such investment may have experienced an other-than-temporary decline in value. When evidence of loss in value has occurred, management compares the fair value of the investment to the carrying value of the investment to determine whether potential impairment has occurred. If the fair value is less than the carrying value and management considers the decline in value to be other-than-temporary, the excess of the carrying value over the fair value is recognized in the financial statements as an impairment loss. See Note 5—Equity-Method Investment to the consolidated financial statements for further discussion on our equity method investments.

As of March 31, 2020, we determined that events and circumstances indicated that the carrying value had experienced an other-than-temporary decline and we recorded impairment expense of $611 million. The fair value of the equity method investment in Antero Midstream was based on the quoted market common stock price of Antero Midstream as of March 31, 2020 (Level 1). There were no impairments of the equity method investment in Antero Midstream during the years ended December 31, 2021 and 2022.

Income Taxes

Income taxes are accounted for using the asset and liability approach. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax basis. We record deferred income tax expense to the extent our deferred tax liabilities exceed our deferred tax assets. We record a deferred income tax benefit to the extent our deferred tax assets exceed our deferred tax liabilities. We are subject to state and federal income taxes, but are currently not in a cash tax paying position with respect to federal income taxes.

We record a valuation allowance when we believe all or a portion of our deferred tax assets will not be realized. In assessing the realizability of our deferred tax assets, management considers whether some portion or all of the deferred tax assets will be realized based on a more-likely-than-not standard of judgment. The ultimate realization of deferred tax assets is dependent upon our ability to generate future taxable income during the periods in which our deferred tax assets are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment, estimates of which may be imprecise due to unforeseen future events or conditions outside of our control, including changes in commodity prices or changes to tax laws and regulations. The amount of deferred tax assets considered realizable could change based upon the amounts of taxable income actually generated, or as estimates of future taxable income change. As of December 31, 2022, we have recognized a valuation allowance of $57 million related to Colorado, Oklahoma and West Virginia state NOL carryforwards that we do not expect to realize due to expected future reduced income tax apportionment in those states.

The calculation of deferred tax assets and liabilities involves uncertainties in the application of complex tax laws and regulations. We recognize in our financial statements those tax positions which we believe are more-likely-than-not to be sustained upon examination by the Internal Revenue Service or state revenue authorities.

New Accounting Pronouncements

See Note 2—Summary of Significant Accounting Policies to our consolidated financial statements for information on new accounting pronouncements.

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

Our financial hedging activities are intended to support natural gas, NGLs and oil prices at targeted levels and to manage our exposure to natural gas, NGLs and oil price fluctuations. These contracts may include commodity price swaps whereby we will receive a fixed price and pay a variable market price to the contract counterparty, collars that set a floor and ceiling price for the hedged production, basis differential swaps, call options or embedded put options. These contracts are financial instruments and do not require or allow for physical delivery of the hedged commodity. As of December 31, 2022, our commodity derivatives included fixed price swaps, swaptions, basis differential swaps, call options and embedded put options at index-based pricing for a portion of our production. See Note 11—Derivative Instruments to our consolidated financial statements for more information.

Under the Credit Facility, we are permitted to hedge up to 75% of our projected production for the next 60 months. We may enter into hedge contracts with a term greater than 60 months, and for no longer than 72 months, for up to 65% of our estimated production. Based on our production and our fixed price swap contracts, call option and embedded put option that settled during the year ended December 31, 2022, our revenues would have decreased by approximately $81 million for each $0.10 decrease per MMBtu in natural gas prices and $1.00 decrease per Bbl in oil and NGLs prices, excluding the effects of changes in the fair value of our derivative positions which remain open as of December 31, 2022.

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

Mark-to-market adjustments of derivative instruments cause earnings volatility but have no cash flow impact relative to changes in market prices until the derivative contracts are settled or monetized prior to settlement. We expect continued volatility in the fair value of our derivative instruments. Our cash flows are impacted when the associated derivative contracts are settled or monetized by making or receiving payments to or from the counterparty. As of December 31, 2021 and 2022, the estimated fair value of our commodity derivative instruments was a net liability of $727 million, and $431 million, respectively, comprised of current and noncurrent assets and current liabilities.

By removing price volatility from a portion of our production, we have mitigated, but not eliminated, the potential negative effects of changing prices on our operating cash flows for those periods. While mitigating the negative effects of falling commodity prices, these derivative contracts also limited the benefits we received from increased commodity prices above the fixed hedge prices. Due to our improved liquidity and leverage position as compared to past levels, the percentage of our expected production that we hedge has decreased. For the years ended December 31, 2021 and 2022, approximately 70% and 33%, respectively, of our production was hedged through fixed price commodity swaps. Assuming our 2023 production is the same as our production in 2022, approximately 1% of our production for 2023 will be hedged through fixed price commodity swaps.

Counterparty and Customer Credit Risk

Our principal exposures to credit risk are through receivables resulting from the following: the sale of our natural gas, NGLs and oil production ($671 million as of December 31, 2022), which we market to energy companies, end users and refineries, and commodity derivative contracts ($12 million as of December 31, 2022).

We are subject to credit risk due to the concentration of our receivables from several significant customers for sales of natural gas, NGLs and oil. We generally do not require our customers to post collateral. The inability or failure of our significant customers to meet their obligations to us, or their insolvency or liquidation, may adversely affect our financial results.

In addition, by using derivative instruments that are not traded on an exchange to hedge exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties. Credit risk is the potential failure of a counterparty to perform under the terms of a derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions that management deems to be competent and competitive market makers. The creditworthiness of our counterparties is subject to periodic review. We have commodity hedges in place with four different counterparties, two of which are lenders under the Credit Facility. As of December 31, 2022, we did not have any derivative assets with bank counterparties under our Credit Facility. The estimated fair value of our commodity derivative assets has been risk adjusted using a discount rate based upon the counterparties’ respective published credit default swap rates (if available, or if not available, a discount rate based on the applicable Reuters bond rating) as of December 31, 2022. We believe that all of our counterparties currently are acceptable credit risks. Other than as provided by the Credit Facility, we are not required to provide credit support or collateral to any of our counterparties under our derivative contracts, nor are they required to provide credit support to us. As of December 31, 2022, we did not have any past-due receivables from, or payables to, any of the counterparties to our derivative contracts.

Interest Rate Risks

Our primary exposure to interest rate risk results from outstanding borrowings under the Credit Facility, which has a floating interest rate. The average annualized interest rate incurred on the Credit Facility for borrowings during the year ended December 31, 2022 was approximately 3.9%. We estimate that a 1.0% increase in the applicable average interest rates for the year ended December 31, 2022 would have resulted in an estimated $2 million increase in interest expense.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures and is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2022 at a level of reasonable assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision of, and with the participation of, our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework in 2013, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management of Antero Resources Corporation concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears beginning on page F-2 in this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

Second Amended and Restated Bylaws

On February 14, 2023, the Board approved an amendment and restatement of the Company's bylaws (as amended and restated, the “A&R Bylaws”), effective as of such date. Among other matters, the A&R Bylaws:

●	revise procedures and disclosure requirements for the nomination of directors to address new Rule 14a-19 of the Exchange Act;

●	clarify the advance notice procedures and requirements for a stockholder’s notice; and

●	make other minor administrative, modernizing, clarifying and conforming changes, including to better conform the A&R Bylaws to the DGCL.

The foregoing summary of the amendments to the Company’s bylaws does not purport to be complete and is qualified in its entirety by reference to the complete text of the A&R Bylaws, a copy of which is filed as Exhibit 3.2 to this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2023 Annual Meeting of Stockholders.

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

ITEM 11. EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2023 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2023 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2023 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered accounting firm is KPMG LLP, Denver, CO, Auditor Firm ID: 185.

Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2023 Annual Meeting of Stockholders.

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

3.2*	Second Amended and Restated Bylaws of Antero Resources Corporation, dated February 14, 2023.
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

Exhibit Number	Description of Exhibit
by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-36120) filed on February 1, 2021).
4.12	Form of 7.625% Senior Note due 2029 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (Commission File No. 001-36120) filed on February 1, 2021).
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

10.11

Sixth Amended and Restated Credit Facility, dated as of October 26, 2021, by and among Antero Resources Corporation, as Borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-36120) filed on October 27, 2021).

10.12†	Form of Amended and Restated Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-36120) filed on April 17, 2018).
10.13†

Antero Resources Corporation Long-Term Incentive Plan, effective as of October 1, 2013 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Commission File No. 001-36120) filed on October 11, 2013).

10.14†

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Antero Resources Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K (Commission File No. 001-36120) filed on February 25, 2015).

10.15†

Global Amendment to Grant Notices and Award Agreements Under the Antero Resources Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q

Exhibit Number	Description of Exhibit
(Commission File No. 001-36120) filed on October 26, 2016).
10.16†

Form of Performance Share Unit Grant Notice and Performance Share Unit Agreement under the Antero Resources Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-36120) filed on July 31, 2019).

10.17†

Form of Stock Award Grant Notice and Stock Award Agreement (Form for Non-Employee Directors) under the Antero Resources Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form S-8 (Commission File No. 001-36120) filed on July 9, 2020).

10.18†

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

10.19†

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

10.20†

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Form for Special Retention Awards) under the Antero Resources Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-36120) filed on April 29, 2020).

10.21†

Form of Retention Award Grant Notice and Retention Award Agreement under the Antero Resources Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-36120) filed on April 29, 2020).

10.22†

Antero Resources Corporation 2020 Long-Term Incentive Plan, effective June 17, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-36120) filed on June 23, 2020).

10.23†

Form of Retention Award Grant Notice and Retention Award Agreement under the Antero Resources Corporation 2020 Long-Term Incentive Plan (Employees) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-36120) filed on October 28, 2020).

10.24†

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Antero Resources Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-36120) filed on October 28, 2020).

10.25†

Form of Performance Share Unit Grant Notice and Performance Share Unit Agreement under the Antero Resources Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-36120) filed on October 28, 2020).

10.26†

Form of Performance Share Unit Grant Notice and Performance Share Unit Agreement under the Antero Resources Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-36120) filed on July 28, 2021).

10.27†

Form of Performance Share Unit Grant Notice and Performance Share Unit Agreement under the Antero Resources Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-36120) filed on July 27, 2022).

21.1*	Subsidiaries of Antero Resources Corporation.
22.1*	List of Guarantor Subsidiaries.
23.1*	Consent of KPMG LLP.
23.2*	Consent of DeGolyer and MacNaughton.
31.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350).
95.1*	Federal Mine Safety and Health Act Information.
99.1*	Report of DeGolyer and MacNaughton, dated as of January 17, 2023, for proved reserves as of December 31, 2022.
99.2

Report of DeGolyer and MacNaughton, dated as of January 21, 2022, for proved reserves as of December 31, 2021 (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K (Commission File No. 001-

Exhibit Number	Description of Exhibit
36120) filed on February 16, 2022).
99.3

Report of DeGolyer and MacNaughton, dated as of January 29, 2021, for proved reserves as of December 31, 2020 (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K (Commission File No. 001-36120) filed on February 17, 2021).

101*

The following financial information from this Form 10-K of Antero Resources Corporation for the year ended December 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

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

ANTERO RESOURCES CORPORATION

By:	/s/ MICHAEL N. KENNEDY
Michael N. Kennedy
Chief Financial Officer and Senior Vice President–Finance

Date:	February 15, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL M. RADY	Chairman of the Board, Director, Chief Executive Officer and President	February 15, 2023
Paul M. Rady	(principal executive officer)

/s/ MICHAEL N. KENNEDY	Chief Financial Officer and Senior Vice President–Finance	February 15, 2023
Michael N. Kennedy	(principal financial officer)

/s/ SHERI L. PEARCE	Senior Vice President–Accounting and Chief Accounting Officer	February 15, 2023
Sheri L. Pearce	(principal accounting officer)
/s/ ROBERT J. CLARK	Director	February 15, 2023
Robert J. Clark
/s/ BENJAMIN A. HARDESTY	Director	February 15, 2023
Benjamin A. Hardesty
/s/ W. HOWARD KEENAN, JR.	Director	February 15, 2023
W. Howard Keenan, Jr.
/s/ JACQUELINE C. MUTSCHLER	Director	February 15, 2023
Jacqueline C. Mutschler
/s/ BRENDA R. SCHROER	Director	February 15, 2023
Brenda R. Schroer
/s/ VICKY SUTIL	Director	February 15, 2023
Vicky Sutil
/s/ THOMAS B. TYREE, JR.	Director	February 15, 2023
Thomas B. Tyree, Jr.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Antero Resources Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Antero Resources Corporation and subsidiaries (the Company) as of December 31, 2021 and 2022, the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control –Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control –Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Estimated oil and gas reserves on depletion expense related to proved oil and gas properties

As discussed in Note 2 to the consolidated financial statements, the Company calculates depletion expense related to proved oil and gas properties using the units-of-production method. Under such method, capitalized costs are amortized over total estimated proved oil and gas reserves. For the year ended December 31, 2022, the Company recorded depletion expense related to proved oil and gas properties of $738 million. Estimating proved oil and gas reserves requires the expertise of professional petroleum reservoir engineers, who take into consideration forecasted production, operating cost assumptions and estimated proved oil and gas reserves, and the Company engages external reservoir engineering specialists to perform an independent evaluation of those proved oil and gas reserve estimates.

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

Denver, Colorado
February 15, 2023

ANTERO RESOURCES CORPORATION

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,
	2021	2022
Assets
Current assets:
Accounts receivable	$78,998	35,488
Accrued revenue	591,442	707,685
Derivative instruments	757	1,900
Prepaid expenses and other current assets	14,922	42,452
Total current assets	686,119	787,525
Property and equipment:
Oil and gas properties, at cost (successful efforts method):
Unproved properties	1,042,118	997,715
Proved properties	12,646,303	13,234,777
Gathering systems and facilities	5,802	5,802
Other property and equipment	116,522	83,909
	13,810,745	14,322,203
Less accumulated depletion, depreciation and amortization	(4,283,700)	(4,683,399)
Property and equipment, net	9,527,045	9,638,804
Operating leases right-of-use assets	3,419,912	3,444,331
Derivative instruments	14,369	9,844
Investment in unconsolidated affiliate	232,399	220,429
Other assets	16,684	17,106
Total assets	$13,896,528	14,118,039
Liabilities and Equity
Current liabilities:
Accounts payable	$24,819	77,543
Accounts payable, related parties	76,240	80,708
Accrued liabilities	457,244	461,788
Revenue distributions payable	444,873	468,210
Derivative instruments	559,851	97,765
Short-term lease liabilities	456,347	556,636
Deferred revenue, VPP	37,603	30,552
Other current liabilities	11,140	1,707
Total current liabilities	2,068,117	1,774,909
Long-term liabilities:
Long-term debt	2,125,444	1,183,476
Deferred income tax liability, net	318,126	759,861
Derivative instruments	181,806	345,280
Long-term lease liabilities	2,964,115	2,889,854
Deferred revenue, VPP	118,366	87,813
Other liabilities	54,462	59,692
Total liabilities	7,830,436	7,100,885
Commitments and contingencies
Equity:
Stockholders' equity:
Preferred stock, $0.01 par value; authorized - 50,000 shares; none issued	—	—
Common stock, $0.01 par value; authorized - 1,000,000 shares; 313,930 shares issued and outstanding as of December 31, 2021, and 297,393 shares issued and 297,359 shares outstanding as of December 31, 2022	3,139	2,974
Additional paid-in capital	6,371,398	5,838,848
Retained earnings (accumulated deficit)	(617,377)	913,896
Treasury stock, at cost; zero shares and 34 shares as of December 31, 2021and 2022, respectively	—	(1,160)
Total stockholders' equity	5,757,160	6,754,558
Noncontrolling interests	308,932	262,596
Total equity	6,066,092	7,017,154
Total liabilities and equity	$13,896,528	14,118,039

See accompanying notes to consolidated financial statements.

ANTERO RESOURCES CORPORATION

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share amounts)

	Year Ended December 31,
	2020	2021	2022
Revenue and other:
Natural gas sales	$1,809,952	3,442,028	5,520,419
Natural gas liquids sales	1,161,683	2,147,499	2,498,657
Oil sales	112,270	201,232	275,673
Commodity derivative fair value gains (losses)	79,918	(1,936,509)	(1,615,836)
Marketing	310,572	718,921	416,758
Amortization of deferred revenue, VPP	14,507	45,236	37,603
Other income	2,797	1,025	5,162
Total revenue	3,491,699	4,619,432	7,138,436
Operating expenses:
Lease operating	98,865	96,793	99,595
Gathering, compression, processing and transportation	2,530,838	2,499,174	2,605,380
Production and ad valorem taxes	106,775	197,910	287,406
Marketing	469,404	811,698	531,304
Exploration	1,083	6,566	7,409
General and administrative (including equity-based compensation expense of $23,317, $20,437 and $35,443 in 2020, 2021 and 2022, respectively)	134,482	145,006	172,909
Depletion, depreciation and amortization	861,870	742,009	680,600
Impairment of property and equipment	223,770	90,523	149,731
Accretion of asset retirement obligations	3,421	3,820	4,627
Contract termination	14,290	4,305	25,099
Loss (gain) on sale of assets	348	(2,232)	471
Total operating expenses	4,445,146	4,595,572	4,564,531
Operating income (loss)	(953,447)	23,860	2,573,905
Other income (expense):
Interest expense, net	(199,872)	(181,868)	(125,372)
Equity in earnings (loss) of unconsolidated affiliate	(62,660)	77,085	72,327
Gain (loss) on early extinguishment of debt	175,962	(93,191)	(46,027)
Loss on convertible note inducement and equitizations	—	(50,777)	(169)
Impairment of equity method investment	(610,632)	—	—
Transaction expense	(7,244)	(3,295)	—
Total other expense	(704,446)	(252,046)	(99,241)
Income (loss) before income taxes	(1,657,893)	(228,186)	2,474,664
Income tax benefit (expense)	397,482	74,077	(448,692)
Net income (loss) and comprehensive income (loss) including noncontrolling interests	(1,260,411)	(154,109)	2,025,972
Less: net income and comprehensive income attributable to noncontrolling interests	7,486	32,790	127,201
Net income (loss) and comprehensive income (loss) attributable to Antero Resources Corporation	$(1,267,897)	(186,899)	1,898,771

Income (loss) per share—basic	$(4.65)	(0.61)	6.18
Income (loss) per share—diluted	$(4.65)	(0.61)	5.78

Weighted average number of shares outstanding:
Basic	272,433	308,146	307,202
Diluted	272,433	308,146	329,223

See accompanying notes to consolidated financial statements.

ANTERO RESOURCES CORPORATION

Consolidated Statements of Equity

(In thousands)

			Additional	Retained Earnings
	Common Stock		Paid-in	(Accumulated	Treasury Stock		Noncontrolling	Total
	Shares	Amount	Capital	Deficit)	Shares	Amount	Interests	Equity
Balances, December 31, 2019	295,941	$2,959	6,130,365	837,419	—	$—	—	6,970,743
Issuance of common units in Martica Holdings, LLC	—	—	—	—	—	—	351,000	351,000
Equity component of 2026 Convertible Notes, net	—	—	85,407	—	—	—	—	85,407
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	924	9	(431)	—	—	—	—	(422)
Distributions to noncontrolling interests	—	—	—	—	—	—	(35,920)	(35,920)
Repurchases and retirements of common stock	(28,193)	(282)	(43,161)	—	—	—	—	(43,443)
Equity-based compensation	—	—	23,317	—	—	—	—	23,317
Net income (loss) and comprehensive income (loss)	—	—	—	(1,267,897)	—	—	7,486	(1,260,411)
Balances, December 31, 2020	268,672	2,686	6,195,497	(430,478)	—	—	322,566	6,090,271
Issuance of common shares	42,976	430	363,813	—	—	—	—	364,243
Issuance of common units in Martica Holdings, LLC	—	—	—	—	—	—	51,000	51,000
Equity component of 2026 Convertible Notes, net	—	—	(195,056)	—	—	—	—	(195,056)
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	2,282	23	(13,293)	—	—	—	—	(13,270)
Equity-based compensation	—	—	20,437	—	—	—	—	20,437
Distributions to noncontrolling interests	—	—	—	—	—	—	(97,424)	(97,424)
Net income (loss) and comprehensive income (loss)	—	—	—	(186,899)			32,790	(154,109)
Balances, December 31, 2021	313,930	3,139	6,371,398	(617,377)	—	—	308,932	6,066,092
Equity component of 2026 Convertible Notes, net	—	—	(24,411)	3,229	—	—	—	(21,182)
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	2,971	30	(66,162)	—	—	—	—	(66,132)
Conversion of 2026 Convertible Notes	5,672	57	24,185	—				24,242
Repurchases and retirements of common stock	(25,180)	(252)	(501,605)	(370,727)	(34)	(1,160)	—	(873,744)
Equity-based compensation	—	—	35,443	—	—	—	—	35,443
Distributions to noncontrolling interests	—	—	—	—	—	—	(173,537)	(173,537)
Net income and comprehensive income	—	—	—	1,898,771		—	127,201	2,025,972
Balances, December 31, 2022	297,393	$2,974	5,838,848	913,896	(34)	$(1,160)	262,596	7,017,154

See accompanying notes to consolidated financial statements.

ANTERO RESOURCES CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2020	2021	2022
Cash flows provided by (used in) operating activities:
Net income (loss) including noncontrolling interests	$(1,260,411)	(154,109)	2,025,972
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, amortization and accretion	865,291	745,829	685,227
Impairments	834,402	90,523	149,731
Commodity derivative fair value losses (gains)	(79,918)	1,936,509	1,615,836
Settled commodity derivative gains (losses)	794,684	(1,183,400)	(1,911,065)
Proceeds from (payments for) derivative monetizations	9,007	(4,569)	—
Deferred income tax expense (benefit)	(397,273)	(74,293)	447,845
Equity-based compensation expense	23,317	20,437	35,443
Equity in (earnings) loss of unconsolidated affiliate	62,660	(77,085)	(72,327)
Dividends of earnings from unconsolidated affiliate	171,022	136,609	125,138
Amortization of deferred revenue	(14,507)	(45,236)	(37,603)
Amortization of debt issuance costs, debt discount, debt premium and other	12,027	12,492	4,336
Settlement of asset retirement obligations	—	—	(1,050)
Loss (gain) on sale of assets	348	(2,232)	471
(Gain) loss on early extinguishment of debt	(175,962)	93,191	46,027
Loss on convertible note inducement and equitizations	—	50,777	169
Changes in current assets and liabilities:
Accounts receivable	(9,492)	(55,567)	43,510
Accrued revenue	(107,428)	(166,128)	(116,243)
Prepaids and other current assets	(5,507)	316	(27,530)
Accounts payable including related parties	(19,282)	(1,184)	32,374
Accrued liabilities	37,954	77,584	(5,620)
Revenue distributions payable	(5,203)	246,757	23,337
Other current liabilities	(89)	12,895	(12,636)
Net cash provided by operating activities	735,640	1,660,116	3,051,342
Cash flows provided by (used in) investing activities:
Additions to unproved properties	(45,129)	(79,138)	(149,009)
Drilling and completion costs	(826,265)	(601,175)	(780,649)
Additions to other property and equipment	(2,963)	(35,623)	(14,313)
Settlement of water earnout	125,000	—	—
Proceeds from asset sales	701	3,192	2,747
Proceeds from VPP sale, net	215,789	—	—
Change in other assets	—	2,632	(2,388)
Change in other liabilities	2,806	(672)	—
Net cash used in investing activities	(530,061)	(710,784)	(943,612)
Cash flows provided by (used in) financing activities:
Repurchases of common stock	(43,443)	—	(873,744)
Issuance of senior notes	—	1,800,000	—
Issuance of convertible notes	287,500	—	—
Repayment of senior notes	(1,219,019)	(1,554,657)	(1,027,559)
Borrowings (repayments) on bank credit facilities, net	465,000	(1,017,000)	34,800
Payment of debt issuance costs	(8,984)	(31,474)	(814)
Sale of noncontrolling interest	351,000	51,000	—
Distributions to noncontrolling interests	(35,920)	(97,424)	(173,537)
Employee tax withholding for settlement of equity compensation awards	(422)	(13,270)	(66,132)
Convertible note inducement and equitizations	—	(85,648)	(169)
Other	(1,291)	(859)	(575)
Net cash used in financing activities	(205,579)	(949,332)	(2,107,730)
Net increase in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of period	—	—	—
Cash and cash equivalents, end of period	$—	—	—

\\\\\\\\\\\

	Year Ended December 31,
	2020	2021	2022
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$192,302	141,930	155,006
Increase (decrease) in accounts payable and accrued liabilities for additions to property and equipment	(94,619)	37,049	38,035

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

The accompanying consolidated financial statements of the Company have been prepared in accordance with GAAP. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of December 31, 2021 and 2022, and its results of operations and cash flows for the years ended December 31, 2020, 2021 and 2022. The Company has no items of other comprehensive income or loss; therefore, its net income or loss is equal to its comprehensive income or loss.

(b)	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Antero Resources Corporation, its wholly owned subsidiaries and its VIE, Martica, for which the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in the Company’s consolidated financial statements.

For the years ended December 31, 2020, 2021 and 2022, the Company determined that Martica is a VIE for which Antero is the primary beneficiary.  Therefore, Martica’s accounts are consolidated in the Company’s consolidated financial statements.  Antero is the primary beneficiary of Martica based on its power to direct the activities that most significantly impact Martica’s economic performance, and its obligation to absorb losses of, or right to receive benefits from, Martica that could be significant to Martica.  In reaching such determination that Antero is the primary beneficiary of Martica, the Company considered the following:

●	Martica was formed to hold certain overriding royalty interests across the Company’s existing asset base;
●	substantially all of Martica’s revenues are derived from production from the Company’s natural gas, NGLs and oil properties in the Appalachian Basin in West Virginia and Ohio;
●	Antero owns the Class B Units in Martica, which entitle Antero to receive distributions in respect of the Incremental Override (as defined in Note 3—Transactions); and
●	Antero provides accounting, administrative and other services to Martica under a Management Services Agreement.

The Company accounts for its interest in Antero Midstream Corporation (“Antero Midstream”) using the equity method of accounting. As of December 31, 2021 and 2022, the Company had a 29.1% interest in Antero Midstream. Investments in entities for which the Company exercises significant influence, but not control, are accounted for under the equity method. The Company’s judgment regarding the level of influence over its equity method investments includes considering key factors such as Antero’s ownership interest, representation on the board of directors and participation in the policy-making decisions of equity method investees. Such investments are included in Investment in unconsolidated affiliate on the Company’s consolidated balance sheets. Income (loss) from investees that are accounted for under the equity method is included in Equity in earnings (loss) of unconsolidated affiliate on the Company’s consolidated statements of operations and cash flows. When Antero records its proportionate share of net income or net loss, it is recorded in equity in earnings (loss) of unconsolidated affiliate in the statements of operations and the carrying value of that investment on the Company’s balance sheet. When a distribution is received, it is recorded as a reduction to the carrying value of that investment on the Company’s balance sheet. The Company’s equity in earnings of unconsolidated affiliates is adjusted for intercompany transactions and the basis differences recognized due to the difference between the cost of the equity method investment in Antero Midstream and the amount of underlying equity in the net assets of Antero Midstream Partners LP (“Antero Midstream Partners”) as of March 12, 2019, on such date, the Company deconsolidated Antero Midstream Partners. See Note 5—Equity Method Investments to the consolidated financial statements for further discussion on equity method investments.

The Company accounts for distributions received from equity method investees under the “nature of the distribution”

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

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

The Company considers all liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to the short term nature of these instruments. From time to time, the Company may be in the position of a “book overdraft” in which outstanding checks exceed cash and cash equivalents. The Company classifies book overdrafts in accounts payable and revenue distributions payable within its consolidated balance sheets, and classifies the change in accounts payable associated with book overdrafts as an operating activity within its consolidated statements of cash flows. As of December 31, 2021, the book overdrafts included within accounts payable and revenue distributions payable were $5 million and $52 million, respectively. As of December 31, 2022, the book overdrafts included within accounts payable and revenue distributions payable were $28 million and $43 million, respectively.

(f)	Oil and Gas Properties

The Company accounts for its natural gas, NGLs and oil exploration and development activities under the successful efforts method of accounting. Under the successful efforts method, the costs incurred to acquire, drill and complete productive wells, development wells and undeveloped leases are capitalized. Oil and gas lease acquisition costs are also capitalized. Exploration costs, including personnel and other internal costs, geological and geophysical expenses, delay rentals for gas and oil leases, and costs associated with unsuccessful lease acquisitions are expensed as incurred. Exploratory drilling costs are initially capitalized, but expensed if the Company determines that the well does not contain reserves in commercially viable quantities. The Company reviews exploration costs related to wells-in-progress at the end of each quarter and determines, based on known results of drilling at that time, whether the costs should continue to be capitalized pending further well testing and results, or expensed. The sale of a partial interest in a proved property is accounted for as a normal retirement, and no gain or loss is recognized as long as this treatment does not significantly affect the units-of-production amortization rate. A gain or loss is recognized for all other sales of producing properties.

Unproved properties are assessed for impairment on a property-by-property basis, and any impairment in value is charged to expense. Impairment is assessed based on remaining lease terms, commodity price outlooks, future plans to develop acreage, drilling results and reservoir performance of wells in the area. Unproved properties and the related costs are transferred to proved properties when reserves are discovered on, or otherwise attributed to, the property. Proceeds from sales of partial interests in unproved properties are accounted for as a cost recovery without recognition of any gain or loss until the cost has been recovered. Impairment of unproved properties was $224 million, $91 million and $98 million for the years ended December 31, 2020, 2021 and 2022, respectively.

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

The Company evaluates the carrying amount of its proved natural gas, NGLs and oil properties for impairment on a geological reservoir basis whenever events or changes in circumstances indicate that a property’s carrying amount may not be recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company would estimate the fair value of its properties and record an impairment expense for any excess of the carrying amount of the properties over the estimated fair value of the properties. Factors used to estimate fair value may include estimates of proved reserves, estimated future commodity prices, future production estimates and anticipated capital expenditures, using a commensurate discount rate. The Company did not incur any impairment expenses associated with its proved properties during the years ended December 31, 2020, 2021 and 2022.

As of December 31, 2022, the Company did not have capitalized costs related to exploratory wells-in-progress that have been deferred for longer than one year pending determination of proved reserves.

Depletion of oil and gas properties is calculated on a geological reservoir basis using the units-of-production method. Depletion expense for oil and gas properties was $854 million, $736 million, and $738 million for the years ended December 31, 2020, 2021 and 2022, respectively.

(g)	Impairment of Long-Lived Assets Other than Oil and Gas Properties

The Company evaluates its long-lived assets other than oil and gas properties for impairment when events or changes in circumstances indicate that the related carrying values of the assets may not be recoverable. Generally, the basis for making such assessments is undiscounted future cash flow projections for the assets being assessed. If the carrying values of the assets are deemed not recoverable, the carrying values are reduced to the estimated fair values, which are based on discounted future cash flows using assumptions as to revenues, costs and discount rates typical of third-party market participants, which is a Level 3 fair value measurement. In December 2022, the Company commenced a strategic evaluation of the sand mine at which time, such mine was idled. Accordingly , the Company performed an impairment analysis as of December 31, 2022, and recorded impairment expense of $48 million. There were no such impairments for the years ended December 31, 2020 and 2021.

(h)	Other Property and Equipment

Other property and equipment assets are depreciated using the straight-line method over their estimated useful lives, which range from two to 20 years. Depreciation expense for other property and equipment was $8 million, $6 million and $4 million for the years ended December 31, 2020, 2021 and 2022, respectively. A gain or loss is recognized upon the sale or disposal of other property and equipment.

(i)	Debt Issuance Costs

Debt issuance costs represent loan origination fees and other initial borrowing costs. Such costs are capitalized and included in Other assets on the consolidated balance sheets if related to the Company’s Credit Facility, and are included as a reduction to Long-term debt on the consolidated balance sheets if related to the issuance of the Company’s senior notes and 2026 Convertible Notes (as defined below in Note 7—Long-Term Debt). These costs are amortized over the term of the related debt instrument. The Company charges expense for unamortized debt issuance costs if the credit facility is retired prior to its maturity date. As of December 31, 2021, the Company had $8 million of unamortized debt issuance costs included in other long term assets and $22 million of unamortized debt issuance costs included as a reduction to long-term debt. As of December 31, 2022, the Company had $6 million of unamortized debt issuance costs included in other long-term assets, and $12 million of unamortized debt issuance costs included as a reduction to long-term debt. The amortization and write-off related to deferred debt issuance costs was $8 million, $7 million, and $4 million for the years ended December 31, 2020, 2021 and 2022, respectively.

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

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

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

Environmental expenditures that relate to an existing condition caused by past operations, and that do not contribute to current or future revenue generation, are expensed as incurred. Liabilities are accrued when environmental assessments and/or clean-up is probable and the costs can be reasonably estimated. These liabilities are adjusted as additional information becomes available or circumstances change. As of December 31, 2021 and 2022, the Company did not have a material amount accrued for any environmental liabilities, nor has the Company been cited for any environmental violations that it believes are likely to have a material adverse effect on its financial position, results of operations or cash flows.

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

Under the Company’s natural gas sales contracts, it delivers natural gas to the purchaser at an agreed upon delivery point. Natural gas is transported from the wellheads to delivery points specified under sales contracts. To deliver natural gas to these points, Antero Midstream or other third-parties gather, compress, process and transport the Company’s natural gas. The Company maintains control of the natural gas during gathering, compression, processing and transportation. The Company’s sales contracts provide that it receives a specific index price adjusted for pricing differentials. The Company transfers control of the product at the delivery point and recognizes revenue based on the contract price. The costs incurred to gather, compress, process and transport natural gas are recorded as Gathering, compression, processing and transportation expense on the Company’s consolidated statements of operations.

NGLs, which are extracted from natural gas through processing, are either sold by the Company directly or by the processor under processing contracts. For NGLs sold by the Company directly, the sales contracts primarily provide that the Company delivers the product to the purchaser at an agreed upon delivery point and that it receives a specific index price adjusted for pricing differentials. The Company transfers control of the product to the purchaser at the delivery point and recognizes revenue based on the contract price. The costs incurred to process and transport NGLs are recorded as Gathering, compression, processing and transportation expense. For NGLs sold by the processor, the Company’s processing contracts provide that the Company transfers control to the processor at the tailgate of the processing plant and it recognizes revenue based on the price received from the processor.

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

Marketing revenues are derived from activities to purchase and sell third-party natural gas and NGLs and to market excess firm transportation capacity to third-parties. The Company retains control of the purchased natural gas and NGLs prior to delivery to the purchaser. The Company has concluded that it is the principal in these arrangements and therefore, the Company recognizes revenue on a gross basis, with costs to purchase and transport natural gas and NGLs presented as marketing expenses. Contracts to sell third-party gas and NGLs are generally subject to similar terms as contracts to sell the Company’s produced natural gas and

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

NGLs. The Company satisfies performance obligations to the purchaser by transferring control of the product at the delivery point and recognizes revenue based on the contract price received from the purchaser. Fees generated from the sale of excess firm transportation marketed to third-parties are included in Marketing revenue on the Company’s consolidated statements of operations.

Marketing expenses include the cost of purchased third-party natural gas and NGLs. The Company classifies firm transportation costs related to capacity contracted for in advance of having sufficient production and infrastructure to fully utilize the capacity (excess capacity) as marketing expenses since it is marketing this excess capacity to third-parties. Firm transportation for which the Company has sufficient production capacity (even though it may not use the transportation capacity because of alternative delivery points with more favorable pricing) is considered unutilized capacity and is charged to transportation expense on the Company’s consolidated statements of operations.

(o)	Deferred Revenue

Under the terms of the VPP (as defined below in Note 3—Transactions), the Company is obligated to deliver certain natural gas volumes from specified wells to an overriding royalty interest owner over the term of the arrangement. The Company has accounted for the VPP as a conveyance under FASB ASC Topic 932, Extractive Industries—Oil and Gas (“ASC 932”), which requires the net proceeds to be recorded as deferred revenue due to the Company’s future performance obligations. Revenue is recognized as volumes are delivered using the units-of-production method over the term of the VPP in Amortization of deferred revenue on the Company’s consolidated statements of operations. See Note 3—Transactions to the consolidated financial statements for further discussion of the VPP.

(p)	Concentrations of Credit Risk

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

The Company’s sales to major customers (purchases in excess of 10% of total sales) are as follows:

	Year Ended December 31,
	2020	2021	2022
Six One Commodities LLC (1)	11%	10%	12%
Sabine Pass Liquefaction LLC	11%	*	*
(1)	Six One Commodities LLC acquired WGL Midstream during the year ended December 31, 2021. WGL Midstream was the Company's major customer during the year ended December 31, 2020.
*	Sabine Pass Liquefaction LLC was not a major customer during the years ended December 31, 2021 and 2022.

The Company is also exposed to credit risk on its commodity derivative portfolio. Any default by the counterparties to these derivative contracts when they become due could have a material adverse effect on the Company’s financial condition and results of operations. The Company has economic hedges in place with four different counterparties. As of December 31, 2022, the Company did not have any commodity derivative assets with bank counterparties under our Credit Facility (as defined below in Note 7—Long-Term Debt). The estimated fair value of commodity derivative assets has been risk-adjusted using a discount rate based upon the respective published credit default swap rates (if available, or if not available, a discount rate based on the applicable Reuters bond rating) as of December 31, 2022 for the counterparty. The Company believes that the counterparty currently is an acceptable credit risk.

The Company, at times, may have cash in banks in excess of federally insured amounts.

(q)	Income Taxes

The Company recognizes deferred tax assets and liabilities for temporary differences resulting from NOL carryforwards for income tax purposes and the differences between the financial statement and tax basis of assets and liabilities. The effect of changes in tax laws or tax rates is recognized in income during the period such changes are enacted. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. On July 8, 2022, Pennsylvania enacted new tax laws that are effective January 1, 2023 on a prospective basis that

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

reduce the state’s corporate income tax rate. As a result of this tax law change together with changes in the Company’s apportionment to Pennsylvania, the Company’s net deferred income tax liability was reduced by $41 million with a corresponding income tax benefit during the year ended December 31, 2022.

Unrecognized tax benefits represent potential future tax obligations for uncertain tax positions taken on previously filed tax returns that may not ultimately be sustained. The Company recognizes interest expense related to unrecognized tax benefits in interest expense and fines and penalties for tax-related matters as income tax expense.

(r)	Fair Value Measurements

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

(s)	Reportable Segments and Geographic Information

Management has evaluated how the Company is organized and managed and has identified the following segments: (i) the exploration, development and production of natural gas, NGLs and oil; (ii) marketing and utilization of excess firm transportation capacity; and (iii) midstream services through the Company’s equity method investment in Antero Midstream. See Note 17—Reportable Segments to the consolidated financial statements for more information.

All of the Company’s assets are located in the United States and substantially all of its production revenues are attributable to customers located in the United States; however, some of the Company’s production revenues are attributable to customers who then transport the Company’s production to foreign countries for resale or consumption.

(t)	Earnings (Loss) Per Common Share

Earnings (loss) per common share—basic for each period is computed by dividing net income (loss) attributable to Antero by the basic weighted average number of shares outstanding during the period. Earnings (loss) per common share—diluted for each period is computed after giving consideration to the potential dilution from (i) outstanding equity awards using the treasury stock method and (ii) shares of common stock issuable upon conversion of the 2026 Convertible Notes (as defined below in Note 7—Long-Term Debt) using the if-converted method. The Company includes restricted stock unit (“RSU”) awards, performance share unit (“PSU”) awards and stock options in the calculation of diluted weighted average shares outstanding based on the number of common shares that would be issuable if the end of the period was also the end of the performance period required for the vesting of the awards. The potential dilutive effect of the 2026 Convertible Notes is calculated using the (i) treasury stock method for the year ended December 31, 2020 as a result of the Company’s intent to settle the principal amount of such convertible notes in cash upon conversion during the year ended December 31, 2020, and (ii) if-converted method for the years ended December 31, 2021 and 2022, as a result of the partial equitizations of the 2026 Convertible Notes during the year ended December 31, 2021 and the adoption of ASU No. 2020-06 (as defined below) on January 1, 2022. See Note 7—Long-Term Debt for further discussion on the equitization transactions. During periods in which the Company incurs a net loss, diluted weighted average shares outstanding are equal to basic weighted average shares outstanding because the effects of all equity awards and the 2026 Convertible Notes are anti-dilutive.

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

The following is a reconciliation of the Company’s earnings (loss) attributable to common stockholders for basic and diluted earnings (loss) per share (in thousands):

	Year Ended December 31,
	2020	2021	2022
Net income (loss) attributable to Antero Resources Corporation—common shareholders	$(1,267,897)	(186,899)	1,898,771
Add: Interest expense for 2026 Convertible Notes	—	—	3,369
Less: Tax-effect of interest expense for 2026 Convertible Notes	—	—	(724)
Net income (loss) attributable to Antero Resources Corporation—common shareholders and assumed conversions	$(1,267,897)	(186,899)	1,901,416

Income (loss) per share—basic	$(4.65)	(0.61)	6.18
Income (loss) per share—diluted	$(4.65)	(0.61)	5.78

Weighted average common shares outstanding—basic	272,433	308,146	307,202
Weighted average common shares outstanding—diluted	272,433	308,146	329,223

The following is a reconciliation of the Company’s basic weighted average shares outstanding to diluted weighted average shares outstanding during the periods presented (in thousands):

	Year Ended December 31,
	2020	2021	2022
Basic weighted average number of shares outstanding	272,433	308,146	307,202
Add: Dilutive effect of RSUs	—	—	3,341
Add: Dilutive effect of PSUs	—	—	2,005
Add: Dilutive effect of 2026 Convertible Notes	—	—	16,675
Diluted weighted average number of shares outstanding	272,433	308,146	329,223

Weighted average number of outstanding securities excluded from calculation of diluted earnings per common share (1):
RSUs	6,810	6,407	111
PSUs	432	2,832	101
Stock options	327	379	346
2026 Convertible Notes (2)	31,388	18,778	—
(1)	The potential dilutive effects of these awards were excluded from the computation of earnings (loss) per common share—diluted because the inclusion of these awards would have been anti-dilutive.
(2)	Under the treasury stock method, only the amount by which the conversion value exceeds the aggregate principal amount of the 2026 Convertible Notes is considered in the diluted earnings per share computation. As of December 31, 2020, the conversion value did not exceed the principal amount of the notes. On January 12, 2021, the Company completed the January Equitization Transactions (defined below in Note 7—Long-Term Debt) whereby the Company issued 31.4 million shares and repurchased $150 million aggregate principal amount of the 2026 Convertible Notes. See Note 7—Long-Term Debt to the consolidated financial statements for further discussion on this transaction.
(u)	Treasury Stock and Share Retirement

Treasury stock purchases are recorded at cost. The Company retires treasury shares acquired through share repurchases and returns those shares to the status of authorized but unissued. When treasury shares are retired, the Company’s policy is to allocate the excess of the repurchase price over the par value of shares acquired first to additional paid-in capital and then to retained earnings (accumulated deficit) thereafter. The portion allocable to additional paid-in capital is determined by applying a percentage, determined by dividing the number of shares to be retired by the number of shares outstanding, to the balance of additional paid-in capital as of retirement.

(v)	Equity-Based Compensation

The Company recognizes compensation cost related to all equity-based awards in the financial statements based on their estimated grant date fair value. The Company is authorized to grant various types of equity-based compensation awards including

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

stock options, stock appreciation rights, restricted stock awards, restricted share unit awards, performance share unit awards, dividend equivalent awards and other types of awards. The grant date fair values are determined based on the type of award and may utilize market prices on the date of grant, Black-Scholes option-pricing model, Monte Carlo simulations or other acceptable valuation methodologies, as appropriate for the type of equity-based award. Compensation cost is recognized ratably over the applicable vesting or service period. Forfeitures are accounted for as they occur by reversing the expense previously recognized for awards that were forfeited during the period. See Note 9—Equity-Based Compensation and Cash Awards to the consolidated financial statements for more information regarding the Company’s equity-based compensation.

(w)	Recently Issued Accounting Standards

Convertible Debt Instruments

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, (“ASU 2020-06”) which eliminates the cash conversion model in ASC 470-20, Debt with Conversion and Other Options, that require separate accounting for conversion features, and instead, allows the debt instrument and conversion features to be accounted for as a single debt instrument. It is effective for interim and annual reporting periods beginning after December 31, 2021. The Company adopted the standard effective January 1, 2022 under the modified retrospective transition method, which impacts only the debt instruments outstanding on the adoption date.

Upon adoption of this new standard, the Company reclassified $24 million, net of deferred income taxes and equity issuance costs, from additional paid-in capital and increased long-term debt by $27 million, reduced deferred income tax liability by $6 million and reduced accumulated deficit by $3 million as of January 1, 2022. Additionally, annual interest expense for the 2026 Convertible Notes beginning January 1, 2022 is based on an effective interest rate of 4.9% as compared to 15.3% for the years ended December 31, 2020 and 2021.

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

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

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

Contemporaneously with the VPP, the Company executed a call option related to the production volumes associated with its retained interest in the VPP Properties, which is collateralized by a mortgage on the VPP Properties. Additionally, the production and marketing agreement contains an embedded put option related to the production volumes for the Company’s retained interest in the VPP Properties, which has been bifurcated from the production and marketing arrangement and accounted for as a derivative instrument recorded at fair value. See Note 11—Derivative Instruments to the consolidated financial statements for more information on the Company’s derivative instruments.

(c)	Drilling Partnership

On February 17, 2021, Antero Resources announced the formation of a drilling partnership with QL, an affiliate of Quantum Energy Partners, for the Company’s 2021 through 2024 drilling program. Under the terms of the arrangement, each year in which QL participates represents an annual tranche, and QL will be conveyed a working interest in any wells spud by Antero Resources during such tranche year. For 2021, 2022 and 2023, Antero Resources and QL agreed to the estimated IRR of the Company’s capital budget for each annual tranche, and QL agreed to participate in the 2021, 2022 and 2023 tranches. For 2024, Antero Resources will propose a capital budget and estimated IRR for all wells to be spud during such year, and subject to the mutual agreement of the parties that the estimated IRR for the year exceeds a specified return, QL will be obligated to participate in such tranche. Antero Resources develops and manages the drilling program associated with each tranche, including the selection of wells. Additionally, for each annual tranche in which QL participates, Antero Resources and QL will enter into assignments, bills of sale and conveyances pursuant to which QL will be conveyed a proportionate working interest percentage in each well spud in that year, which conveyances will not be subject to any reversion.

Under the terms of the arrangement, QL funded 20% and 15% of development capital for wells spud in 2021 and 2022, respectively, will fund development capital of (i) 15% in for wells spud in 2023 and (ii) if they participate in 2024, between 15% and 20% for wells spud in 2024, which funding amounts represent QL’s proportionate working interest in such wells. Additionally, Antero Resources may receive a carry in the form of a one-time payment from QL for each annual tranche if the IRR for such tranche exceeds certain specified returns, which will be determined no earlier than October 31 and no later than December 1 following the end of each tranche year. During the year ended December 31, 2022, the Company received a carry of $29 million attributable to the 2021

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

tranche. All of the wells spud during each calendar year period will be a separate annual tranche. Capital costs in excess of, and cost savings below, a specified percentage of budgeted amounts for each annual tranche will be for Antero Resources’ account. Subject to the preceding sentence, for any wells included in a tranche, QL is obligated and responsible for its working interest share of costs and liabilities, and is entitled to its working interest share of revenues, associated with such wells for the life of such wells.

The Company has accounted for the drilling partnership as a conveyance under ASC 932 and such conveyances are recorded in the consolidated financial statements as QL obtains its proportionate working interest in each well. No gain or loss was recognized for the interests conveyed during the years ended December 31, 2021 and 2022.

(4) Revenue

(a)	Disaggregation of Revenue

The table set forth below presents revenue disaggregated by type and reportable segment to which it relates (in thousands). See Note 17—Reportable Segments to the consolidated financial statements for more information on reportable segments.

	Year Ended December 31,
	2020	2021	2022	Reportable Segment
Revenues from contracts with customers:
Natural gas sales	$1,809,952	3,442,028	5,520,419	Exploration and production
Natural gas liquids sales (ethane)	113,811	206,889	384,079	Exploration and production
Natural gas liquids sales (C3+ NGLs)	1,047,872	1,940,610	2,114,578	Exploration and production
Oil sales	112,270	201,232	275,673	Exploration and production
Marketing	310,572	718,921	416,758	Marketing
Total revenue from contracts with customers	3,394,477	6,509,680	8,711,507
Income (loss) from derivatives, deferred revenue and other sources, net	97,222	(1,890,248)	(1,573,071)
Total revenue	$3,491,699	4,619,432	7,138,436

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

Under the Company’s sales contracts, the Company invoices customers after its performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company’s contracts do not give rise to contract assets or liabilities. As of December 31, 2021 and 2022, the Company’s receivables from contracts with customers were $591 million and $708 million, respectively.

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(5) Equity Method Investment

(a)	Summary of Equity Method Investment

As of December 31, 2021 and 2022, Antero owned approximately 29.1% of Antero Midstream’s common stock, which is reflected in Antero’s consolidated financial statements using the equity method of accounting.

The following table sets forth a reconciliation of Antero’s investment in unconsolidated affiliate (in thousands):

Balance as of December 31, 2020	$255,082
Equity in earnings of unconsolidated affiliate	77,085
Dividends from unconsolidated affiliate	(136,609)
Elimination of intercompany profit	36,841
Balance as of December 31, 2021 (1)	$232,399
Equity in earnings of unconsolidated affiliate	72,327
Dividends from unconsolidated affiliate	(125,138)
Elimination of intercompany profit	40,841
Balance as of December 31, 2022 (1)	$220,429
(1)	The fair value of the Company’s investment in Antero Midstream as of December 31, 2021 and 2022 was $1.3 billion and $1.5 billion, respectively, based on the quoted market share price of Antero Midstream.

(b)	Summarized Financial Information of Antero Midstream

The tables set forth below present summarized financial information of Antero Midstream (in thousands):

Balance Sheet

	December 31,
	2021	2022
Current assets	$83,804	88,993
Noncurrent assets	5,460,197	5,702,327
Total assets	$5,544,001	5,791,320

Current liabilities	$114,009	102,077
Noncurrent liabilities	3,143,294	3,496,925
Stockholders' equity	2,286,698	2,192,318
Total liabilities and stockholders' equity	$5,544,001	5,791,320

Statement of Operations

	Year Ended December 31,
	2020	2021	2022
Revenues	$900,719	898,202	919,985
Operating expenses	1,018,357	342,875	380,519
Income (loss) from operations	(117,638)	555,327	539,466
Net income (loss)	$(122,527)	331,617	326,242

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(6) Accrued Liabilities

Accrued liabilities consisted of the following items (in thousands):

	December 31,
	2021	2022
Capital expenditures	$46,983	57,361
Gathering, compression, processing and transportation expenses	164,900	162,783
Marketing expenses	50,589	61,118
Interest expense, net	65,093	31,892
Production and ad valorem taxes	44,298	32,536
General and administrative expense	27,740	32,477
Derivative settlements payable	35,202	53,732
Other	22,439	29,889
Total accrued liabilities	$457,244	461,788

(7) Long-Term Debt

Long-term debt consisted of the following items (in thousands):

	December 31,
	2021	2022
Credit Facility (a)	$—	34,800
5.00% senior notes due 2025 (d)	584,635	—
8.375% senior notes due 2026 (e)	325,000	96,870
7.625% senior notes due 2029 (f)	584,000	407,115
5.375% senior notes due 2030 (g)	600,000	600,000
4.25% convertible senior notes due 2026 (h)	81,570	56,932
Total principal	2,175,205	1,195,717
Unamortized discount, net	(27,772)	—
Unamortized debt issuance costs	(21,989)	(12,241)
Long-term debt	$2,125,444	1,183,476

(a)	Senior Secured Revolving Credit Facility

Antero Resources has a senior secured revolving credit facility with a consortium of bank lenders. On October 26, 2021, Antero Resources entered into an amended and restated senior secured revolving credit facility (the “Credit Facility”). Borrowings under the Credit Facility are subject to borrowing base limitations based on the collateral value of Antero Resources’ assets and are subject to regular semi-annual redeterminations. As of December 31, 2022, the borrowing base under the Credit Facility was $3.5 billion and lender commitments were $1.5 billion. The borrowing base was re-affirmed in the semi-annual redetermination in October 2022 and the next redetermination of the borrowing base is scheduled to occur in April 2023. The maturity date of the Credit Facility is the earlier of (i) October 26, 2026 and (ii) the date that is 180 days prior to the earliest stated redemption date of any series of the Company’s then outstanding senior notes. As of December 31, 2022, the Credit Facility had an available borrowing capacity of $961 million.

The Credit Facility contains requirements with respect to leverage and current ratios, and certain covenants, including restrictions on our ability to incur debt and limitations on our ability to pay dividends unless certain customary conditions are met, in each case, subject to customary carve-outs and exceptions. Antero Resources was in compliance with all of the financial covenants under the Credit Facility as of December 31, 2021 and 2022.

The Credit Facility in effect prior to October 26, 2021 provided for borrowing under either an Alternate Base Rate or as a Eurodollar Loan (as each term is defined in the agreement), and the Credit Facility in effect on and after October 26, 2021 provides for borrowing at either an Adjusted Term SOFR, an Adjusted Daily Simple SOFR or an Alternate Base Rate (each as defined in the Credit Facility). The Credit Facility provides for interest only payments until maturity at which time all outstanding borrowings are due. Interest was payable at a variable rate based on LIBOR or the Alternative Base Rate (as defined in the agreement), determined

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

by election at the time of borrowing, plus an applicable margin rate under the Credit Facility in effect prior to October 26, 2021. Interest is payable at a variable rate based on SOFR or the Alternate Base Rate, determined by election at the time of borrowing, plus an applicable margin rate under the Credit Facility on or after October 26, 2021. Interest at the time of borrowing is determined with reference to the Antero Resources’ then-current leverage ratio subject to certain exceptions. Commitment fees on the unused portion of the Credit Facility are due quarterly at rates ranging from 0.375% to 0.500% with respect to the Credit Facility, determined with reference to borrowing base utilization subject to certain exceptions based on the leverage ratio then in effect. The Credit Facility includes fall away covenants, lower interest rates and reduced collateral requirements that Antero Resources may elect if Antero Resources is assigned an Investment Grade Rating (as defined in the Credit Facility).

As of December 31, 2021, Antero Resources had no borrowings under the Credit Facility and had outstanding letters of credit of $531 million. As of December 31, 2022, Antero Resources had an outstanding balance under the Credit Facility of $35 million, with a weighted average interest rate of 6.42%, and outstanding letters of credit of $504 million.

(b)	5.125% Senior Notes Due 2022

On May 6, 2014, Antero Resources issued $600 million of 5.125% senior notes due December 1, 2022 (the “2022 Notes”) at par. On September 18, 2014, Antero Resources issued an additional $500 million of the 2022 Notes at 100.5% of par. The Company repurchased or otherwise fully redeemed all of the 2022 Notes between 2019 and the first quarter of 2021, and the 2022 Notes were fully retired as of February 10, 2021. Interest on the 2022 Notes was payable on June 1 and December 1 of each year. See “—Debt Repurchase Program” below for more information.

(c)	5.625% Senior Notes Due 2023

On March 17, 2015, Antero Resources issued $750 million of 5.625% senior notes due June 1, 2023 (the “2023 Notes”) at par. The Company repurchased or otherwise fully redeemed all of the 2023 Notes between 2020 and the second quarter of 2021, and the 2023 Notes were fully retired as of June 1, 2021. Interest on the 2023 Notes was payable on June 1 and December 1 of each year. See “—Debt Repurchase Program” below for more information.

(d)	5.00% Senior Notes Due 2025

On December 21, 2016, Antero Resources issued $600 million of 5.00% senior notes due March 1, 2025 (the “2025 Notes”) at par. The Company repurchased or otherwise redeemed all of the 2025 Notes between 2020 and the first quarter of 2022, and the 2025 Notes were fully retired as of March 1, 2022. Interest on the 2025 Notes was payable on March 1 and September 1 of each year. See “—Debt Repurchase Program” below for more information.

(e)	8.375% Senior Notes Due 2026

On January 4, 2021, Antero Resources issued $500 million of 8.375% senior notes due July 15, 2026 (the “2026 Notes”) at par. The Company redeemed $175 million principal amount of the 2026 Notes on July 1, 2021 and redeemed or repurchased $228 million principal amount of the 2026 Notes during the year ended December 31, 2022, and as of December 31, 2022, $97 million principal amount of the 2026 Notes remained outstanding. See “—Debt Repurchase Program” below for more information. The 2026 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2026 Notes rank pari passu to Antero Resources’ other outstanding senior notes. The 2026 Notes are guaranteed on a full and unconditional and joint and several senior unsecured basis by Antero Resources’ existing subsidiaries that guarantee the Credit Facility and certain of its future restricted subsidiaries. Interest on the 2026 Notes is payable on January 15 and July 15 of each year. Antero Resources may redeem all or part of the 2026 Notes at any time on or after January 15, 2024 at redemption prices ranging from 104.188% on or after January 15, 2024 to 100.00% on or after January 15, 2026. At any time prior to January 15, 2024, Antero Resources may also redeem the 2026 Notes, in whole or in part, at a price equal to 100% of the principal amount of the 2026 Notes plus a “make-whole” premium and accrued and unpaid interest. If Antero Resources undergoes a change of control followed by a rating decline, the holders of the 2026 Notes will have the right to require Antero Resources to repurchase all or a portion of the notes at a price equal to 101% of the principal amount of the 2026 Notes, plus accrued and unpaid interest.

(f)	7.625% Senior Notes Due 2029

On January 26, 2021, Antero Resources issued $700 million of 7.625% senior notes due February 1, 2029 (the “2029 Notes”) at par. The Company redeemed $116 million of the 2029 Notes during the year ended December 31, 2021 and repurchased $177 million of the 2029 Notes during the year ended December 31, 2022, and as of December 31, 2022, $407 million principal amount of

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

the 2029 Notes remained outstanding. See “—Debt Repurchase Program” below for more information. The 2029 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2029 Notes rank pari passu to Antero Resources’ other outstanding senior notes. The 2029 Notes are guaranteed on a full and unconditional and joint and several senior unsecured basis by Antero Resources’ existing subsidiaries that guarantee the Credit Facility and certain of its future restricted subsidiaries. Interest on the 2029 Notes is payable on February 1 and August 1 of each year. Antero Resources may redeem all or part of the 2029 Notes at any time on or after February 1, 2024 at redemption prices ranging from 103.813% on or after February 1, 2024 to 100.00% on or after February 1, 2027. In addition, on or before February 1, 2024, Antero Resources may redeem up to 35% of the aggregate principal amount of the 2029 Notes, but in an amount not greater than the net cash proceeds of certain equity offerings, if certain conditions are met, at a redemption price of 107.625% of the principal amount of the 2029 Notes, plus accrued and unpaid interest, which option the Company partially exercised on October 18, 2021 with its notice to redeem $116 million aggregate principal amount of outstanding 2029 Notes. At any time prior to February 1, 2024, Antero Resources may also redeem the 2029 Notes, in whole or in part, at a price equal to 100% of the principal amount of the 2029 Notes plus a “make-whole” premium and accrued and unpaid interest. If Antero Resources undergoes a change of control followed by a rating decline, the holders of the 2029 Notes will have the right to require Antero Resources to repurchase all or a portion of the notes at a price equal to 101% of the principal amount of the 2029 Notes, plus accrued and unpaid interest.

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

On August 21, 2020, Antero Resources issued $250 million in aggregate principal amount of 4.25% convertible senior notes due September 1, 2026 (the “2026 Convertible Notes”). On September 2, 2020, Antero Resources issued an additional $37.5 million of the 2026 Convertible Notes. During the year ended December 31, 2021, the Company completed the equitization transactions described below under “—Partial Equitizations of 2026 Convertible Notes,” that extinguished $206 million principal amount of the 2026 Convertible Notes. During the year ended December 31, 2022, $20 million aggregate principal amount of the 2026 Convertible Notes were converted pursuant to their terms, and an additional $5 million aggregate principal amount of the 2026 Convertible Notes were induced into conversion by the Company. The Company elected to settle these conversions by issuing approximately 6 million shares of common stock to the noteholders together with a cash inducement premium of $0.2 million. As of December 31, 2022, $57 million principal amount of the 2026 Convertible Notes remained outstanding. The 2026 Convertible Notes were issued pursuant to an indenture and are senior, unsecured obligations of Antero Resources. The 2026 Convertible Notes bear interest at a fixed rate of 4.25% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on March 1, 2021. Proceeds from the issuance of the 2026 Convertible Notes totaled $278.5 million, net of initial purchasers’ fees and issuance cost of $9 million. Each capitalized term used in this subsection but not otherwise defined in this Annual Report on Form 10-K has the meaning as set forth in the indenture governing the 2026 Convertible Notes.

The initial conversion rate is 230.2026 shares of Antero Resources’ common stock per $1,000 principal amount of 2026 Convertible Notes, subject to adjustment upon the occurrence of specified events. As of December 31, 2022, the if-converted value of the 2026 Convertible Notes was $406 million, which exceeded the principal amount of the 2026 Convertible Notes by $349 million. The 2026 Convertible Notes will mature on September 1, 2026, unless earlier repurchased, redeemed or converted. Before May 1, 2026, noteholders will have the right to convert their 2026 Convertible Notes only upon the occurrence of the following events:

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

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

Upon conversion, Antero Resources may satisfy its conversion obligation by paying and/or delivering, as the case may be, cash, shares of Antero Resources’ common stock or a combination of cash and shares of Antero Resources’ common stock, at Antero Resources’ election, in the manner and subject to the terms and conditions provided in the indenture governing the 2026 Convertible Notes. The 2026 Convertible Notes have met the Stock Price Condition allowing holders of the 2026 Convertible Notes to exercise their conversion right as of December 31, 2022.

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

Upon issuance, the Company separately accounted for the liability and equity components of the 2026 Convertible Notes.  The liability component was recorded at the estimated fair value of a similar debt instrument without the conversion feature.  The difference between the principal amount of the 2026 Convertible Notes and the estimated fair value of the liability component was recorded as a debt discount and was amortized to interest expense, together with debt issuance costs, over the term of the 2026 Convertible Notes using the effective interest method, with an effective interest rate of 15.3% per annum.  As of the issuance date, the fair value of the 2026 Convertible Notes was estimated at $172 million, resulting in a debt discount at inception of $116 million.  The equity component, representing the value of the conversion option, was computed by deducting the fair value of the liability component from the initial proceeds of the 2026 Convertible Notes issuance.  This equity component was recorded, net of deferred taxes and issuance costs, in additional paid-in capital within the consolidated balance sheet and statement of stockholders’ equity.

Transaction costs related to the 2026 Convertible Notes issuance were allocated to the liability and equity components based on their relative fair values.  Issuance costs attributable to the liability component were recorded within debt issuance costs on the consolidated balance sheet and were amortized over the term of the 2026 Convertible Notes using the effective interest method.  Issuance costs attributable to the equity component were recorded as a charge to additional paid-in capital within the consolidated balance sheet and statement of stockholders’ equity.

Effective January 1, 2022, the Company adopted ASU 2020-06 whereby the Company reclassified the equity component of the 2026 Convertible Notes outstanding on such date, net of deferred income taxes and equity issuance costs, from additional paid-in

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

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

The 2026 Convertible Notes consist of the following (in thousands):

	December 31,
	2021	2022
Liability component:
Principal	$81,570	56,932
Less: unamortized note discount (1)	(27,772)	—
Less: unamortized debt issuance costs	(1,592)	(1,159)
Net carrying value	$52,206	55,773
Equity component (1)	$32,799	—
(1)	As of December 31, 2021, the equity component attributable to the outstanding 2026 Convertible Notes was recorded in additional paid-in capital net of $1 million of issuance costs and $8 million of deferred taxes. Upon adoption of ASU 2020-06 on January 1, 2022, the equity component was reclassified from additional paid-in capital to long-term debt and fully offset the remaining discount on the 2026 Convertible Notes. See Note 2—Summary of Significant Accounting Policies to the consolidated financial statements.

Interest expense recognized on the 2026 Convertible Notes related to the stated interest rate, amortization of the debt discount and debt issuance costs totaled $8 million, $11 million and $3 million for the years ended December 31, 2020, 2021 and 2022, respectively.

(i)	Debt Repurchase Program

During the year ended December 31, 2020, Antero Resources repurchased $1.4 billion aggregate principal amount of debt at a weighted average discount of 13%, which purchases included a portion of the 2021 Notes, 2022 Notes, 2023 Notes and 2025 Notes. The Company recognized a gain of approximately $176 million for the year ended December 31, 2020 on the early extinguishment of

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

the debt repurchased. Repurchases of the principal amount of debt during year ended December 31, 2020 include repurchases of $367 million aggregate principal amount of the 2021 Notes, 2022 Notes and 2023 Notes through previously disclosed tender offers at a weighted average discount of 10%.

During the year ended December 31, 2021, the Company redeemed or repurchased through open market transactions (i) the remaining $661 million aggregate principal amount of its 2022 Notes at par, plus accrued and unpaid interest, (ii) the remaining $574 million aggregate principal amount of the 2023 Notes at par, plus accrued and unpaid interest, (iii) $5 million aggregate principal amount of its 2025 Notes at a weighted average redemption price of 102% of the principal amount thereof, plus accrued and unpaid interest, (iv) $175 million aggregate principal amount of its 2026 Notes at a redemption price of 108.375% of the principal amount thereof, plus accrued and unpaid interest and (v) $116 million aggregate principal amount of its 2029 Notes at a redemption price of 107.625% of the principal amount thereof, plus accrued and unpaid interest. For such redemptions and repurchases, the Company recognized a $31 million loss on early extinguishment of debt.

During the year ended December 31, 2022, the Company redeemed or repurchased through its previously disclosed tender offer and open market transactions (i) the remaining $585 million aggregate principal amount of its 2025 Notes at a redemption price of 101.25% of the principal amount thereof, plus accrued and unpaid interest, (ii) $228 million aggregate principal amount of its 2026 Notes at a weighted average redemption price of 109% of the principal amount thereof, plus accrued and unpaid interest and (iii) $177 million aggregate principal amount of its 2029 Notes at a weighted average redemption price of 106% of the principal amount thereof, plus accrued and unpaid interest. For such redemptions and repurchases, the Company recognized a $46 million loss on early extinguishment of debt.

(8) Asset Retirement Obligations

The following table presents a reconciliation of the Company’s asset retirement obligations (in thousands):

	December 31,
	2021	2022
Beginning balance	$54,452	53,952
Obligations incurred	3,208	3,456
Accretion expense	3,820	4,906
Settlement of obligations	(40)	(1,050)
Obligations on sold properties	—	(42)
Revisions to prior estimates	(7,488)	(1,737)
Ending balance	$53,952	59,485

Revisions to prior estimates in 2021 and 2022 are primarily due to increases in estimated well lives. Asset retirement obligations are included in Other liabilities on the Company’s consolidated balance sheets.

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

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

A total of 7,601,417 shares were available for future grant under the 2020 Plan as of December 31, 2022.

Antero Midstream Partners’ general partner was authorized to grant up to 10,000,000 common units representing limited partner interests in Antero Midstream Partners under the Antero Midstream Partners LP Long-Term Incentive Plan (the “AMP Plan”) to non-employee directors of its general partner and certain officers, employees, and consultants of Antero Midstream Partners and its affiliates (which includes Antero Resources). Antero Resources deconsolidated Antero Midstream Partners on March 12, 2019, and on such date, each outstanding phantom unit award under the AMP Plan, was assumed by Antero Midstream and converted into 1.8926 RSUs (all such RSUs, the “Converted AM RSU Awards”) under the Antero Midstream Corporation Long Term Incentive Plan (the “AM Plan”). Each RSU award under the AM Plan represents a right to receive one share of Antero Midstream common stock.

The Company’s equity-based compensation expense, by type of award, is as follows (in thousands):

	Year Ended December 31,
	2020	2021	2022
RSU awards	$12,510	13,232	18,915
PSU awards	7,219	4,662	14,920
Converted AM RSU Awards (1)	2,519	1,160	209
Equity awards issued to directors	1,069	1,383	1,399
Total expense	$23,317	20,437	35,443
(1)	Antero Resources recognized compensation expense for equity awards granted under both the 2013 Plan and the AMP Plan because the awards under the AMP Plan are accounted for as if they are distributed by Antero Midstream Partners to Antero Resources. Antero Resources allocates a portion of equity-based compensation expense related to grants prior March 13, 2019 (date of deconsolidation) to Antero Midstream Partners based on its proportionate share of Antero Resources’ labor costs.

The total fair value of the Company’s vested equity awards for the years ended December 31, 2020, 2021 and 2022 were $2 million, $34 million and $158 million, respectively.

(a)	Restricted Stock Unit Awards

RSU awards vest subject to the satisfaction of service requirements. Expense related to each RSU award is recognized on a straight-line basis over the requisite service period of the entire award. Forfeitures are accounted for as they occur by reversing the expense previously recognized for awards that were forfeited during the period. The grant date fair values of these awards are determined based on the closing price of Antero Resources’ common stock on the date of the grant. The weighted average grant date fair value per share for RSUs granted during the years ended December 31, 2020, 2021 and 2022 were $2.57, $9.63 and $35.64, respectively.

A summary of RSU award activity is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Total awarded and unvested—December 31, 2021	5,930,607	$5.15
Granted	1,559,781	35.64
Vested	(2,640,380)	4.79
Forfeited	(173,789)	11.24
Total awarded and unvested—December 31, 2022	4,676,219	$15.29

As of December 31, 2022, there was approximately $55 million of unamortized equity-based compensation expense related to unvested RSUs. That expense is expected to be recognized over a weighted average period of approximately 2.4 years.

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(b)	Performance Share Unit Awards

Performance Share Unit Awards Based on Total Shareholder Return

In 2017, the Company granted PSUs to certain of its employees and executive officers that would vest based on the total shareholder return (“TSR”) of Antero Resources’ common stock relative to the TSR of a peer group of companies over a three-year performance period. The number of shares of common stock that were available to be earned ranged from zero to 200% of the PSUs granted. Expense related to these PSUs was recognized on a straight-line basis over three years. Forfeitures were accounted for as they occurred by reversing the expense previously recognized for awards that were forfeited during the period. The performance conditions for the 2017 PSUs were not met, and no vesting was achieved.

In 2018, the Company granted PSUs to certain of its employees and executive officers, a portion of which would vest based on the Company’s absolute TSR, with target payout achieved if the price per share of Antero Resources’ common stock reaches 125% of the beginning price (as defined in the award agreement) at the end of a three-year performance period (“2018 TSR PSUs”). The number of awards actually earned with respect to the 2018 TSR PSUs were subject to further adjustment based on the TSR of Antero Resources’ common stock relative to the TSR of a peer group of companies over the same period. The number of shares of common stock that could ultimately be earned with respect to the 2018 TSR PSUs ranged from zero to 200% of the target number of 2018 TSR PSUs originally granted. Expense related to the 2018 TSR PSUs was recognized on a straight-line basis over three years. Forfeitures were accounted for as they occurred by reversing the expense previously recognized for awards that were forfeited during the period. The performance conditions for the 2018 TSR PSUs were not met, and no vesting for these awards was achieved.

In 2019, the Company granted PSUs to certain of its employees and executive officers that vest based on Antero Resources’ absolute TSR, with target payout achieved if the price per share of Antero Resources’ common stock reaches 125% of the beginning price (as defined in the award agreement) at the end of a three-year performance period. The number of shares of common stock which may ultimately be earned ranges from zero to 200% of the PSUs granted. Expense related to these PSUs is recognized on a straight-line basis over three years. Forfeitures are accounted for as they occur by reversing the expense previously recognized for awards that were forfeited during the period. During 2022, the market-based performance condition for the 2019 Absolute TSR PSUs was met at 200% of target and the 2019 Absolute TSR PSUs were converted into approximately 2 million shares of common stock.

In 2020, the Company granted PSU awards to certain of its executive officers that vest based on Antero Resources’ absolute TSR determined as of the last day of each of three one-year performance periods ending on April 15, 2021, April 15, 2022 and April 15, 2023, and one cumulative three-year performance period ending on April 15, 2023, in each case, subject to the executive officer’s continued employment through April 15, 2023. The number of shares of common stock that may ultimately be earned following the end of the cumulative three-year performance period ranges from zero to 150% of the target number of PSUs granted. Expense related to these PSUs is recognized on a graded-vested basis over approximately three years. Forfeitures are accounted for as they occur by reversing the expense previously recognized for awards that were forfeited during the period. The performance conditions for the performance periods ending April 15, 2021 and April 15, 2022 were met, and 150% vesting was achieved for these award tranches.

Additionally, in 2020, the Company granted PSUs to certain of its executive officers that vest based on Antero Resources’ TSR relative to the TSR of certain peer companies determined as of the last day of each of three one-year performance periods ending on April 15, 2021, April 15, 2022, and April 15, 2023, and one cumulative three-year performance period ending on April 15, 2023, in each case, subject to the executive officer’s continued employment through April 15, 2023. The number of shares of common stock that may ultimately be earned following the end of the cumulative three-year performance period ranges from zero to 150% of the target number of PSUs granted. Expense related to these PSUs is recognized on a graded-vested basis over approximately three years. Forfeitures are accounted for as they occur by reversing the expense previously recognized for awards that were forfeited during the period. The performance condition for the performance periods ending April 15, 2021 and April 15, 2022 were met, and 150% vesting was achieved for these award tranches.

In 2021, the Company granted PSU awards to certain of its executive officers that vest based on Antero Resources’ absolute TSR determined as of the last day of each of three one-year performance periods ending on April 15, 2022, April 15, 2023, and April 15, 2024, and one cumulative three-year performance period ending on April 15, 2024, in each case, subject to the executive officer’s continued employment through April 15, 2024. The number of shares of common stock that may ultimately be earned following the end of the cumulative three-year performance period with respect to the TSR PSUs ranges from zero to 200% of the target number of TSR PSUs originally granted. Expense related to these PSUs is recognized on a graded-vested basis over the term of each performance period. Forfeitures are accounted for as they occur by reversing the expense previously recognized for awards that were

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

forfeited during the period. The performance condition for the performance period ending April 15, 2022 was met, and 200% vesting was achieved for this award tranche.

In 2022, the Company granted PSU awards to certain of its senior management and executive officers that vest based on Antero Resources’ absolute TSR determined as of the last day of each of three one-year performance periods ending on April 15, 2023, April 15, 2024 and April 15, 2025, and one cumulative three-year performance period ending on April 15, 2025, in each case, subject to certain continued employment criteria (“2022 Absolute TSR PSUs”). The number of shares of common stock that may ultimately be earned following the end of the cumulative three-year performance period with respect to the 2022 Absolute TSR PSUs ranges from zero to 200% of the target number of 2022 Absolute TSR PSUs originally granted. Expense related to these PSUs is recognized on a graded-vested basis over the term of each performance period. Forfeitures are accounted for as they occur by reversing the expense previously recognized for awards that were forfeited during the period.

Additionally, in 2022, the Company granted PSU awards to certain of its senior management and executive officers that vest based on Antero Resources’ absolute TSR determined as of the last day of each of three one-year performance periods ending on December 31, 2023, December 31, 2024 and December 31, 2025, and one cumulative three-year performance period ending on December 31, 2025, in each case, subject to certain continued employment criteria (“2023 Absolute TSR PSUs”). The number of shares of common stock that may ultimately be earned following the end of the cumulative three-year performance period with respect to the 2023 Absolute TSR PSUs ranges from zero to 200% of the target number of 2023 Absolute TSR PSUs originally granted. Expense related to these PSUs is recognized on a graded-vested basis over the term of each performance period. Forfeitures are accounted for as they occur by reversing the expense previously recognized for awards that were forfeited during the period.

Performance Share Unit Awards Based on Leverage Ratio

In 2021, the Company granted PSUs to certain of its executive officers that vest based on the Company’s total debt less cash and cash equivalents divided by the Company’s Adjusted EBITDAX (as defined in the award agreement) determined as of the last day of each of three one-year performance periods ending on December 31, 2021, December 31, 2022, and December 31, 2023, in each case, subject to the executive officer’s continued employment through December 31, 2023 (“2021 Leverage Ratio PSUs”). The number of shares of common stock that may ultimately be earned following the end of the third performance period with respect to the 2021 Leverage Ratio PSUs ranges from zero to 200% of the target number of 2021 Leverage Ratio PSUs originally granted. Expense related to the 2021 Leverage Ratio PSUs is recognized on a graded-vested basis over the term of each performance period that reflects the number of shares of common stock that are expected to be issued at the end of each measurement period, and such expense is reversed if the likelihood of achieving the performance condition becomes improbable. The performance conditions for the performance periods ending December 31, 2021 and December 31, 2022 were met, and 200% vesting was achieved for these award tranches. As of December 31, 2022, the likelihood of achieving the performance conditions related to the Leverage Ratio PSUs was probable.

In 2022, the Company granted PSUs to certain of its senior management and executive officers that vest based on the Company’s total debt less cash and cash equivalents divided by the Company’s Adjusted EBITDAX (as defined in the award agreement) determined as of the last day of each of three one-year performance periods ending on December 31, 2022, December 31, 2023 and December 31, 2024, in each case, subject to certain continued employment criteria (“2022 Leverage Ratio PSUs”). The number of shares of common stock that may ultimately be earned following the end of the third performance period with respect to the 2022 Leverage Ratio PSUs ranges from zero to 200% of the target number of 2022 Leverage Ratio PSUs originally granted. Expense related to the 2022 Leverage Ratio PSUs is recognized on a graded-vested basis over the term of each performance period that reflects the number of shares of common stock that are expected to be issued at the end of each measurement period, and such expense is reversed if the likelihood of achieving the performance condition becomes improbable. The performance condition for the performance period ending December 31, 2022 was met, and 200% vesting was achieved for this award tranche. As of December 31, 2022, the likelihood of achieving the performance conditions related to the 2022 Leverage Ratio PSUs was probable.

Additionally, in 2022, the Company granted PSUs to certain of its senior management and executive officers that vest based on the Company’s total debt less cash and cash equivalents divided by the Company’s Adjusted EBITDAX (as defined in the award agreement) determined as of the last day of each of three one-year performance periods ending on December 31, 2023, December 31, 2024 and December 31, 2025, in each case, subject to certain continued employment criteria (“2023 Leverage Ratio PSUs”). The number of shares of common stock that may ultimately be earned following the end of the third performance period with respect to the 2023 Leverage Ratio PSUs ranges from zero to 200% of the target number of 2023 Leverage Ratio PSUs originally granted. Expense related to the 2023 Leverage Ratio PSUs is recognized on a graded-vested basis over the term of each performance period that reflects the number of shares of common stock that are expected to be issued at the end of each measurement period, and such expense is

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

reversed if the likelihood of achieving the performance condition becomes improbable. As of December 31, 2022, the likelihood of achieving the performance conditions related to the 2023 Leverage Ratio PSUs was probable.

Summary Information for Performance Share Unit Awards

A summary of PSU activity is as follows:

		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Total awarded and unvested—December 31, 2021	1,847,279	$8.31
Granted	693,158	37.96
Vested	(1,210,712)	9.26
Total awarded and unvested—December 31, 2022	1,329,725	$23.18

The grant-date fair values of market-based PSUs were determined using Monte Carlo simulations, which use a probabilistic approach for estimating the fair values of the awards. Expected volatilities were derived from the volatility of the historical stock prices of a peer group of similar publicly-traded companies. The risk-free interest rate was determined using the yield available for zero-coupon U.S. government issues with remaining terms corresponding to the service periods of the PSUs. A dividend yield of zero was assumed. The grant-date fair value for the ROCE-based and Adjusted EBITDAX-based PSUs was based on the closing price of Antero Resources’ common stock on the date of the grant, assuming target achievement of the performance condition. The weighted average grant date fair value per share for PSUs granted during the years ended December 31, 2020, 2021 and 2022 were $2.97, $9.71 and $37.96, respectively.

The following table presents information regarding the weighted average fair values for market-based PSUs, and the assumptions used to determine the fair values:

	Year Ended December 31,
	2020	2021	2022
Dividend yield	—%	—%	—%
Volatility	80%	85%	87 - 88%
Risk-free interest rate	0.17%	0.32%	2.65 - 4.49%
Weighted average fair value of awards granted—Absolute TSR	$2.63	11.99	49.32
Weighted average fair value of awards granted—Relative TSR	$3.30	—	—

As of December 31, 2022, there was $28 million of unamortized equity-based compensation expense related to unvested PSUs. That expense is expected to be recognized over a weighted average period of approximately 1.9 years.

(c)	Converted AM RSU Awards

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

On March 12, 2019, the Board of Directors of Antero Midstream adopted the AM Plan, and as a result, each outstanding phantom unit under the AMP Plan was assumed by Antero Midstream and converted into 1.8926 restricted stock units under the AM Plan.

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

A summary of the Converted AM RSU Awards is as follows:

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value
Total awarded and unvested—December 31, 2021	81,707	$13.46
Vested	(78,880)	13.50
Total awarded and unvested—December 31, 2022	2,827	$12.38

As of December 31, 2022, there was less than $0.1 million of unamortized equity-based compensation expense related to unvested Converted AM RSU Awards. That expense is expected to be recognized during the first quarter of 2023, and the Company’s proportionate share will be allocated to it as it is recognized.

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

A summary of stock option activity is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Intrinsic
	Stock	Exercise	Contractual	Value
	Options	Price	Life	(in thousands) (1)
Outstanding—December 31, 2021	351,794	$50.79	3.0	$—
Expired	(27,834)	50.00	—	—
Outstanding—December 31, 2022	323,960	$50.86	2.0	$—
Vested—December 31, 2022	323,960	$50.86	2.0	$—
Exercisable—December 31, 2022	323,960	$50.86	2.0	$—
(1)	Intrinsic values are based on the exercise price of the options and the closing price of Antero Resources’ common stock on the referenced dates.

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

In January 2020, the Company granted cash awards of approximately $3 million to certain executives under the 2013 Plan, and compensation expense for these awards is recognized ratably over the vesting period for each of three tranches through January 20, 2023. In July 2020, the Company granted additional cash awards on the aggregate of $3 million to certain non-executive employees under the 2020 Plan that vest ratably over four years. As of December 31, 2021 and 2022, the Company has recorded approximately $2 million and $1 million, respectively, in Other liabilities in the consolidated balance sheets related to unvested cash awards.

(10) Fair Value

The carrying values of accounts receivable and accounts payable as of December 31, 2021 and 2022 approximated market values because of their short-term nature. The carrying values of the amounts outstanding under the Credit Facility as of December 31, 2021 and 2022 approximated fair value because the variable interest rates are reflective of current market conditions.

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

The following table sets forth the fair value and carrying value of the senior notes and 2026 Convertible Notes (in thousands):

	December 31,
	2021		2022
	Fair	Carrying	Fair	Carrying
	Value (1)	Value (2)	Value (1)	Value (2)
2025 Notes	$594,866	581,117	—	—
2026 Notes	370,013	321,738	100,987	96,123
2029 Notes	654,080	577,149	410,860	402,872
2030 Notes	641,400	593,234	556,260	593,908
2026 Convertible Notes	331,655	52,206	406,039	55,773
Total	$2,592,014	2,125,444	1,474,146	1,148,676
(1)	Fair values are based on Level 2 market data inputs.
(2)	Carrying values are presented net of unamortized debt issuance costs and debt discounts or premiums.

See Note 9—Equity-Based Compensation and Cash Awards to the consolidated financial statements for information regarding the fair value of derivative financial instruments. See Note 11—Derivative Instruments to the consolidated financial statements for information regarding the fair value of derivative financial instruments.

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

The Company was party to various fixed price commodity swap contracts that settled during the years ended December 31, 2020, 2021 and 2022. The Company enters into these swap contracts when management believes that favorable future sales prices for the Company’s production can be secured. Under these swap agreements, when actual commodity prices upon settlement exceed the fixed price provided by the swap contracts, the Company pays the difference to the counterparty. When actual commodity prices upon settlement are less than the contractually provided fixed price, the Company receives the difference from the counterparty. In addition, the Company has entered into basis swap contracts in order to hedge the difference between the NYMEX index price and a local index price. Under these basis swap agreements, when actual commodity prices upon settlement exceed the fixed price provided by the swap contracts, the Company receives the difference from the counterparty. When actual commodity prices upon settlement are less than the contractually provided fixed price, the Company pays the difference to the counterparty.

The Company’s derivative contracts have not been designated as hedges for accounting purposes; therefore, all gains and losses are recognized in the Company’s statements of operations.

As of December 31, 2022, the Company’s fixed price swap positions excluding Martica, the Company’s consolidated VIE were as follows:

				Weighted
				Average
Commodity / Settlement Period	Index	Contracted Volume		Price
Natural Gas
January-December 2023		43,000	MMBtu/day	$2.37	/MMBtu

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

The Company has a call option and an embedded put option tied to NYMEX pricing for the production volumes associated with the Company’s retained interest in the VPP Properties. The put option was embedded within another contract, and since the embedded put option was not clearly and closely related to its host contract, the Company bifurcated this derivative instrument and reflects it at fair value in the unaudited condensed consolidated financial statements. As of December 31, 2022, the Company’s call option and embedded put option arrangements were as follows:

						Embedded
				Call Option		Put Option
Commodity / Settlement Period	Index	Contracted Volume		Strike Price		Strike Price
Natural Gas
January-December 2023	Henry Hub	55,000	MMBtu/day	$2.466	/MMBtu	$2.466	/MMBtu
January-December 2024	Henry Hub	53,000	MMBtu/day	2.477	/MMBtu	2.527	/MMBtu
January-December 2025	Henry Hub	44,000	MMBtu/day	2.564	/MMBtu	2.614	/MMBtu
January-December 2026	Henry Hub	32,000	MMBtu/day	2.629	/MMBtu	2.679	/MMBtu

As of December 31, 2022, the Company’s natural gas basis swap positions, which settle on the pricing index to basis differential of the Columbia Gas Transmission pipeline (“TCO”) to the NYMEX Henry Hub natural gas price were as follows:

				Weighted Average
Commodity / Settlement Period	Index to Basis Differential	Contracted Volume		Hedged Differential
Natural Gas
January-December 2023	NYMEX to TCO	50,000	MMBtu/day	$0.525	/MMBtu
January-December 2024	NYMEX to TCO	50,000	MMBtu/day	0.530	/MMBtu

In addition, the Company had a swaption agreement, which entitled the counterparty the right, but not the obligation, to enter into a fixed price swap agreement on December 21, 2023 to purchase 427,500 MMBtu per day at a price of $2.77 per MMBtu for the year ending December 31, 2024. In January 2023, the Company executed an early settlement of this swaption agreement and made a cash payment of $202 million.

As of December 31, 2022, the Company’s fixed price swap positions for Martica, the Company’s consolidated VIE, were as follows:

				Weighted
				Average
Commodity / Settlement Period	Index	Contracted Volume		Price
Natural Gas
January-December 2023	Henry Hub	35,616	MMBtu/day	$2.35	/MMBtu
January-December 2024	Henry Hub	23,885	MMBtu/day	2.33	/MMBtu
January-March 2025	Henry Hub	18,021	MMBtu/day	2.53	/MMBtu

Natural Gasoline
January-December 2023	Mont Belvieu Natural Gasoline-OPIS Non-TET	247	Bbl/day	40.74	/Bbl

Oil
January-December 2023	West Texas Intermediate	99	Bbl/day	44.88	/Bbl
January-December 2024	West Texas Intermediate	43	Bbl/day	44.02	/Bbl
January-March 2025	West Texas Intermediate	39	Bbl/day	45.06	/Bbl

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(b)	Summary

The table below presents a summary of the fair values of the Company’s derivative instruments and where such values are recorded in the consolidated balance sheets (in thousands):

	Balance Sheet	December 31,
	Location	2021	2022
Asset derivatives not designated as hedges for accounting purposes:
Embedded derivatives—current	Derivative instruments	$757	1,900
Embedded derivatives—noncurrent	Derivative instruments	14,369	9,844

Total asset derivatives (1)		15,126	11,744

Liability derivatives not designated as hedges for accounting purposes:
Commodity derivatives—current (2)	Derivative instruments	559,851	97,765
Commodity derivatives—noncurrent (2)	Derivative instruments	181,806	345,280

Total liability derivatives (1)		741,657	443,045

Net derivatives liability (1)		$(726,531)	(431,301)
(1)	The fair value of derivative instruments was determined using Level 2 inputs.
(2)	As of December 31, 2021, approximately $55 million of commodity derivative liabilities, including $31 million of current commodity derivatives and $24 million of noncurrent commodity derivatives, are attributable to the Company’s consolidated VIE, Martica. As of December 31, 2022, approximately $47 million of commodity derivative liabilities, including $28 million of current commodity derivatives and $19 million of noncurrent commodity derivatives, are attributable to the Company’s consolidated VIE, Martica.

The following table sets forth the gross values of recognized derivative assets and liabilities, the amounts offset under master netting arrangements with counterparties, and the resulting net amounts presented in the consolidated balance sheets as of the dates presented, all at fair value (in thousands):

	December 31, 2021
			Net Amounts of
	Gross	Gross	Assets
	Amounts	Amounts Offset	(Liabilities) on
	Recognized	Recognized	Balance Sheet
Commodity derivative assets	$2,177	(2,177)	—
Embedded derivative assets	15,126	—	15,126
Commodity derivative liabilities	(743,834)	2,177	(741,657)

	December 31, 2022
			Net Amounts of
	Gross	Gross	Assets
	Amounts	Amounts Offset	(Liabilities) on
	Recognized	Recognized	Balance Sheet
Commodity derivative assets	$276	(276)	—
Embedded derivative assets	11,744	—	11,744
Commodity derivative liabilities	(443,321)	276	(443,045)

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

The following table sets forth a summary of derivative fair value gains and losses and where such values are recorded in the consolidated statements of operations (in thousands):

	Statement of
	Operations	Year Ended December 31,
	Location	2020	2021	2022
Commodity derivative fair value gains (losses) (1)	Revenue	$40,565	(1,886,551)	(1,524,250)
Embedded derivative fair value gains (losses) (1)	Revenue	39,353	(49,958)	(91,586)
(1)	The fair value of derivative instruments was determined using Level 2 inputs.

Commodity derivative fair value gains (losses) for the years ended December 31, 2020 and 2021, include a gain of $9 million and a loss of $5 million, respectively, related to certain natural gas derivatives that were monetized prior to their contractual settlement dates. Proceeds received from and payments for the monetizations are classified as operating cash flows on the Company’s consolidated statement of cash flows for the years ended December 31, 2020 and 2021. There were no commodity derivatives monetizations during the year ended December 31, 2022.

The Company’s commodity derivative position presented in Note 11(a) above reflects the volume and adjusted fixed price indices after the 2020 and 2021 monetizations.

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

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(a)	Supplemental Balance Sheet Information Related to Leases

The Company’s lease assets and liabilities consisted of the following items (in thousands):

		December 31,
Leases	Balance Sheet Classification	2021	2022
Operating Leases
Operating lease right-of-use assets:
Processing plants	Operating lease right-of-use assets	$1,739,550	1,849,116
Drilling rigs and completion services	Operating lease right-of-use assets	9,860	85,405
Gas gathering lines and compressor stations (1)	Operating lease right-of-use assets	1,634,928	1,463,756
Office space	Operating lease right-of-use assets	33,083	41,822
Vehicles	Operating lease right-of-use assets	2,009	756
Other office and field equipment	Operating lease right-of-use assets	482	3,476
Total operating lease right-of-use assets		$3,419,912	3,444,331

Short-term operating lease obligation	Short-term lease liabilities	$455,950	556,137
Long-term operating lease obligation	Long-term lease liabilities	2,963,962	2,888,194
Total operating lease obligation		$3,419,912	3,444,331

Finance Leases
Finance lease right-of-use assets:
Vehicles	Other property and equipment	$550	2,159
Total finance lease right-of-use assets (2)		$550	2,159

Short-term finance lease obligation	Short-term lease liabilities	$397	499
Long-term finance lease obligation	Long-term lease liabilities	153	1,660
Total finance lease obligation		$550	2,159
(1)	Gas gathering lines and compressor stations includes $1.5 billion and $1.4 billion of leases related to Antero Midstream as of December 31, 2021 and 2022, respectively. See “—Related party lease disclosure” for additional discussion.
(2)	Financing lease assets are recorded net of accumulated amortization of approximately $2 million and $1 million as of 2021 and 2022, respectively.

The processing plants, gathering lines and compressor stations that are classified as lease liabilities are classified as such under ASC 842, Leases, because Antero (i) is the sole customer of the assets and (ii) makes the decisions that most impact the economic performance of the assets.

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(b)	Supplemental Information Related to Leases

Costs associated with operating and finance leases were included in the consolidated statement of operations and comprehensive loss (in thousands):

			Year Ended December 31,
Cost	Classification	Location	2020	2021	2022
Operating lease cost	Statement of operations	Gathering, compression, processing and transportation	$1,498,221	1,518,305	1,481,022
Operating lease cost	Statement of operations	General and administrative	11,530	10,901	11,472
Operating lease cost	Statement of operations	Contract termination	8,528	4,213	12,000
Operating lease cost	Statement of operations	Lease operating	—	142	177
Operating lease cost	Balance sheet	Proved properties (1)	104,146	103,741	123,756
Total operating lease cost			$1,622,425	1,637,302	1,628,427

Finance lease cost:
Amortization of right-of-use assets	Statement of operations	Depletion, depreciation and amortization	$872	522	351
Interest on lease liabilities	Statement of operations	Interest expense	208	352	193
Total finance lease cost			$1,080	874	544

Short-term lease payments			$122,577	86,039	141,470
(1)	Capitalized costs related to drilling and completion activities.

(c)	Supplemental Cash Flow Information Related to Leases

The following table presents the Company’s supplemental cash flow information related to leases (in thousands):

	Year Ended December 31,
	2020	2021	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,576,984	1,352,941	1,380,968
Operating cash flows from finance leases	208	352	193
Investing cash flows from operating leases	106,867	88,910	103,244
Financing cash flows from finance leases	1,291	859	575

Noncash activities:
Right-of-use assets obtained in exchange for new operating lease obligations	$202,125	437,045	366,194
Increase (decrease) to existing right-of-use assets and lease obligations from operating lease modifications, net (1)	$(173,563)	702,512	154,101

(1)	During the year ended December 31, 2020, the weighted average discount rate for remeasured operating leases increased from 10.0% as of December 31, 2019 to 14.4% as of December 31, 2020. During the year ended December 31, 2021, the weighted average discount rate for remeasured operating leases decreased from 14.4% as of December 31, 2020 to 5.0% as of December 31, 2021. During the year ended December 31, 2022, the weighted average discount rate for remeasured operating leases decreased from 5.6% as of December 31, 2021 to 5.2% as of December 31, 2022.

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(d)    Maturities of Lease Liabilities

The table below is a schedule of future minimum payments for operating and financing lease liabilities as of December 31, 2022 (in thousands):

	Operating Leases	Financing Leases	Total
2023	$725,926	815	726,741
2024	661,987	807	662,794
2025	587,393	764	588,157
2026	534,508	429	534,937
2027	442,252	—	442,252
Thereafter	1,203,662	—	1,203,662
Total lease payments	4,155,728	2,815	4,158,543
Less: imputed interest	(711,397)	(656)	(712,053)
Total	$3,444,331	2,159	3,446,490

(e)    Lease Term and Discount Rate

The following table sets forth the Company’s weighted-average remaining lease term and discount rate:

	December 31, 2021		December 31, 2022
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term	7.6 years	1.9 years	7.2 years	3.5 years
Weighted average discount rate	5.5%	5.6%	5.3%	7.4%

(f)   Related Party Lease Disclosure

The Company has gathering and compression service agreements with Antero Midstream that include: (i) the second amended and restated gathering and compression agreement dated December 8, 2019 (the “2019 gathering and compression agreement”), (ii) gathering and compression agreements from Antero Midstream’s acquisition of certain Marcellus gathering and compression assets (the “Marcellus gathering and compression agreements”) and (iii) a compression agreement from Antero Midstream’s acquisition of certain Utica compressors (the “Utica compression agreement” and, together with the 2019 gathering and compression agreement and the Marcellus gathering and compression agreements, the “gathering and compression agreements”). Pursuant to the gathering and compression agreements with Antero Midstream, the Company has dedicated substantially all of its current and future acreage in West Virginia, Ohio and Pennsylvania to Antero Midstream for gathering and compression services. The 2019 gathering and compression agreement has an initial term through 2038, the Marcellus gathering and compression agreements expire between 2024 and 2031, and the Utica compression agreement has two dedicated areas that expire in 2024 and 2030. Upon expiration of each of the Marcellus gathering and compression service agreements and the Utica compression agreement, Antero Midstream will continue to provide gathering and compression services under the 2019 gathering and compression agreement.

Under the gathering and compression agreements, Antero Midstream receives a low-pressure gathering fee per Mcf, a high-pressure gathering fee per Mcf and a compression fee per Mcf, as applicable, subject to annual adjustments based on the consumer price index. If and to the extent the Company requests that Antero Midstream construct new low pressure lines, high pressure lines and compressor stations, the gathering and compression agreement contains options at Antero Midstream’s election for either (i) minimum volume commitments that require Antero Resources to utilize or pay for 75% of the high pressure gathering capacity and 70% of the compression capacity of the requested capacity of such new construction for 10 years or (ii) a cost of service fee that allows the Antero Midstream to earn a 13% rate of return on such new construction over seven years.

The 2019 gathering and compression agreement includes a growth incentive fee program whereby low-pressure gathering fees will be reduced from 2020 through 2023 to the extent the Company achieves certain quarterly volumetric targets. The Company’s throughput on acquired assets is not considered in low pressure gathering volume targets. Upon completion of the initial contract term, the 2019 gathering and compression agreement will continue in effect from year to year until such time as the agreement is terminated, effective upon an anniversary of the effective date of the agreement, by either the Company or Antero Midstream on or before the 180th day prior to the anniversary of such effective date. The Company earned fee rebates for the years

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

ended December 31, 2020, 2021 and 2022 of $48 million, $12 million and $48 million, respectively.

For the years ended December 31, 2020, 2021 and 2022, gathering and compression fees paid by Antero related to these agreements were $679 million, $705 million and $660 million, respectively. As of December 31, 2021 and 2022, $54 million and $59 million, respectively was included within Accounts payable, related parties, on the consolidated balance sheet as due to Antero Midstream related to these agreements.

(13) Income Taxes

The Company’s income tax expense (benefit) consisted of the following (in thousands):

	Year Ended December 31,
	2020	2021	2022
Current income tax expense (benefit)	$(209)	216	847
Deferred income tax expense (benefit)	(397,273)	(74,293)	447,845
Total income tax expense (benefit)	$(397,482)	(74,077)	448,692

Income tax expense (benefit) differs from the amount that would be computed by applying the U.S. statutory federal income tax rate of 21% to income or loss before taxes as a result of the following (in thousands):

	Year Ended December 31,
	2020	2021	2022
Federal income tax expense (benefit)	$(348,158)	(47,919)	519,679
State income tax expense (benefit), net of federal effect	(50,584)	(6,576)	12,461
Change in state tax rate, net of federal effect	2,291	(30,910)	(52,747)
Equity-based compensation	4,490	1,117	(9,717)
Dividends received deduction	(4,013)	(3,832)	(1,749)
Noncontrolling interests	(1,801)	(7,862)	(27,347)
Change in valuation allowance	789	4,606	7,070
Nondeductible loss on 2026 Convertible Notes equitizations and inducement	—	12,174	36
Other	(496)	5,125	1,006
Total income tax expense (benefit)	$(397,482)	(74,077)	448,692

Deferred income taxes reflect the impact of temporary differences between assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The tax effect of the temporary differences giving rise to net deferred tax assets and liabilities is as follows (in thousands):

	December 31,
	2021	2022
Deferred tax assets:
NOL carryforwards	$569,523	282,829
Equity-based compensation	2,462	3,362
Investment in Antero Midstream	297,893	254,164
Unrealized losses on derivative instruments	158,779	83,269
Asset retirement obligations and other	15,051	15,859
Total deferred tax assets	1,043,708	639,483
Valuation allowance	(50,304)	(57,375)
Net deferred tax assets	993,404	582,108
Deferred tax liabilities:
Oil and gas properties	1,254,182	1,295,847
Investment in Martica	51,166	45,507
2026 Convertible Notes and other	6,182	615
Total deferred tax liabilities	1,311,530	1,341,969
Net deferred tax liabilities	$(318,126)	(759,861)

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

In assessing the realizability of deferred tax assets, management considers whether some portion or all of the deferred tax assets will be realized based on a more-likely-than-not standard of judgment. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the Company’s temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the projections of future taxable income over the periods in which the deferred tax assets are deductible, management believes that the Company will not realize the benefits of certain of these deductible differences and has recorded a valuation allowance of approximately $50 million and $57 million as of December 31, 2021 and 2022, respectively. The valuation allowance as of December 31, 2021 and 2022, relates to Colorado, Oklahoma and West Virginia state NOL carryforwards and is primarily the result of expected future reduced income tax apportionment in those states. The amount of the deferred tax asset considered realizable could be further reduced in the near term if estimates of future taxable income during the carryforward period are revised.

The calculation of the Company’s tax liabilities involves uncertainties in the application of complex tax laws and regulations. The Company gives financial statement recognition to those tax positions that it believes are more-likely-than-not to be sustained upon examination by the Internal Revenue Service or state revenue authorities. The Company monitors potential uncertain tax positions but does not anticipate any changes in 2023. The Company has no unrecognized tax benefit balances through December 31, 2022.

As of December 31, 2022, the Company has U.S. federal and state NOL carryforwards of $1.0 billion and $1.9 billion, respectively, exclusive of the valuation allowances discussed above. The U.S. federal and West Virginia NOL carryforwards generated in tax years prior to 2018 expire between 2036 and 2037. The Colorado NOL carryforwards generated in tax years prior to 2018 expire between 2024 and 2041. For tax years 2018 and thereafter, NOL carryforwards generated in these jurisdictions have no expiration date. The Pennsylvania NOL carryforwards expire between 2038 and 2041.

Tax years 2019 through 2022 remain open to examination by the U.S. Internal Revenue Service. The Company and its subsidiaries file tax returns with various state taxing authorities and those returns remain open to examination for tax years 2018 through 2022.

(14) Commitments

The following table sets forth a schedule of future minimum payments for the Company’s contractual obligations, which include leases that have a lease term in excess of one year as of December 31, 2022 (in thousands):

		Processing,
		Gathering,
	Firm	Compression	Operating and	Imputed Interest
	Transportation	and Water Service	Financing Leases	for Leases	Other
	(a)	(b)	(c)	(c)	(d)	Total
2023	$1,173,987	71,650	556,571	170,170	975	1,973,353
2024	1,142,088	62,773	521,185	141,609	—	1,867,655
2025	1,118,820	51,471	473,411	114,746	—	1,758,448
2026	1,113,188	18,294	444,681	90,256	—	1,666,419
2027	1,108,603	17,006	374,088	68,164	—	1,567,861
Thereafter	5,438,753	85,038	1,076,554	127,108	—	6,727,453
Total	$11,095,439	306,232	3,446,490	712,053	975	15,561,189

(a)	Firm Transportation

The Company has entered into firm transportation agreements with various pipelines in order to facilitate the delivery of its production to market. These contracts commit the Company to transport minimum daily natural gas or NGLs volumes at negotiated rates, or pay for any deficiencies at specified reservation fee rates. The amounts in this table are based on the Company’s minimum daily volumes at the reservation fee rate. The values in the table represent the gross amounts that the Company is committed to pay; however, the Company will record in the consolidated financial statements its proportionate share of costs based on its working interest. In January 2023, the Company executed an early termination of its firm transportation commitment of 200,000 MMBtu per day on the Equitrans pipeline and made a cash payment of $24 million.

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

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

(c)	Operating and Finance Leases, including Imputed Interest

The Company has obligations under contracts for services provided by drilling rigs and completion fleets, processing, gathering, and compression services agreements, and office and equipment leases. The values in the table represent the gross amounts that Antero Resources is committed to pay; however, the Company will record in its financial statements its proportionate share of costs based on its working interests. See Note 12—Leases to the consolidated financial statements for more information on the Company’s operating and finance leases.

(d)	Other

The Company has entered into various land acquisition and sand supply agreements. Certain of these agreements contain minimum payment obligations over various terms. The values in the table represent the minimum payments due under these arrangements. None of these agreements were determined to be leases.

(e) Contract Terminations

The Company incurs costs associated with the delay or cancellation of certain contracts with third-parties. These costs are recorded in Contract termination and included in the statement of operations and comprehensive income (loss). There are no remaining payment obligations related to these delayed or cancelled contracts as of December 31, 2022.

(15) Contingencies

Environmental

In June 2018, the Company received a Notice of Violation (“NOV”) from the EPA Region III for alleged violations of the federal Clean Air Act and the West Virginia State Implementation Plan. The NOV alleges that combustion devices at these facilities did not meet applicable air permitting requirements. Separately, in June 2018, the Company received an information request from the EPA Region III pursuant to Section 114(a) of the Clean Air Act relating to the facilities that were inspected in September 2017 as well as additional Antero Resources facilities for the purpose of determining if the additional facilities have the same alleged compliance issues that were identified during the September 2017 inspections. Subsequently, the West Virginia Department of Environmental Protection (“WVDEP”) and the EPA Region V (covering Ohio facilities) each conducted its own inspections, and the Company has separately received NOVs from WVDEP and EPA Region V related to similar issues being investigated by the EPA Region III. The Company continues to negotiate with the EPA and WVDEP to resolve the issues alleged in the NOVs and the information request. The Company’s operations at these facilities are not suspended, and management does not expect these matters to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

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

In addition, pending litigation against operators in the Appalachian Basin, including the Company, could have an impact on the methods for determining the amount of permitted post-production costs and types of costs that may be deducted from royalty payments, among other things. A ruling was recently received in an immaterial case to which the Company is a party, and the Company continues to analyze how this decision may impact other cases to which the Company is a party. The Company cannot predict how these issues may ultimately be resolved, and therefore is also unable to estimate any potential damages, if any, that may result.

(16) Related Parties

Substantially all of Antero Midstream’s revenues were and are derived from transactions with Antero Resources. See Note 17—Reportable Segments to the consolidated financial statements for the operating results of the Company’s reportable segments.

(17) Reportable Segments

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

Marketing

Where feasible, the Company purchases and sells third-party natural gas and NGLs and markets its excess firm transportation capacity, or engages third-parties to conduct these activities on the Company’s behalf, in order to optimize the revenues from these transportation agreements. The Company has entered into long-term firm transportation agreements for a significant portion of its

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

current and expected future production in order to secure guaranteed capacity to favorable markets.

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

(b)	Reportable Segments Financial Information

The operating results and assets of the Company’s reportable segments were as follows (in thousands):

	Year Ended December 31, 2020
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream	Affiliates	Total
Sales and revenues:
Third-party	$3,178,330	310,572	—	—	3,488,902
Intersegment	2,797	—	900,669	(900,669)	2,797
Total revenue	3,181,127	310,572	900,669	(900,669)	3,491,699

Operating expenses:
Lease operating	98,865	—	—	—	98,865
Gathering, compression, processing, transportation and water handling	2,530,838	—	165,386	(165,386)	2,530,838
General and administrative	134,482	—	52,213	(52,213)	134,482
Depletion, depreciation and amortization	861,870	—	108,790	(108,790)	861,870
Impairment of property and equipment	223,770	—	98,179	(98,179)	223,770
Impairment of goodwill	—	—	575,461	(575,461)	—
Other	125,917	469,404	18,328	(18,328)	595,321
Total operating expenses	3,975,742	469,404	1,018,357	(1,018,357)	4,445,146
Operating loss	$(794,615)	(158,832)	(117,688)	117,688	(953,447)
Equity in earnings (loss) of unconsolidated affiliates	$(62,660)	—	86,430	(86,430)	(62,660)
Capital expenditures for segment assets	$874,357	—	196,724	(196,724)	874,357

	Year Ended December 31, 2021
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream	Affiliates	Total
Sales and revenues:
Third-party	$3,899,486	718,921	516	(516)	4,618,407
Intersegment	1,025	—	897,686	(897,686)	1,025
Total revenue	3,900,511	718,921	898,202	(898,202)	4,619,432

Operating expenses:
Lease operating	96,793	—	—	—	96,793
Gathering, compression, processing, transportation and water handling	2,499,174	—	157,120	(157,120)	2,499,174
General and administrative	145,006	—	63,838	(63,838)	145,006
Depletion, depreciation and amortization	742,009	—	108,790	(108,790)	742,009
Impairment of property and equipment	90,523	—	5,042	(5,042)	90,523
Other	210,369	811,698	8,085	(8,085)	1,022,067
Total operating expenses	3,783,874	811,698	342,875	(342,875)	4,595,572
Operating income (loss)	$116,637	(92,777)	555,327	(555,327)	23,860
Equity in earnings of unconsolidated affiliates	$77,085	—	90,451	(90,451)	77,085
Capital expenditures for segment assets	$715,936	—	232,825	(232,825)	715,936

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2022
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream	Affiliates	Total
Sales and revenues:
Third-party	$6,720,212	416,758	2,622	(2,622)	7,136,970
Intersegment	1,466	—	917,363	(917,363)	1,466
Total revenue	6,721,678	416,758	919,985	(919,985)	7,138,436

Operating expenses:
Lease operating	99,595	—	—	—	99,595
Gathering, compression, processing, transportation and water handling	2,605,380	—	180,254	(180,254)	2,605,380
General and administrative	172,909	—	62,125	(62,125)	172,909
Depletion, depreciation and amortization	680,600	—	131,762	(131,762)	680,600
Impairment of property and equipment	149,731	—	3,702	(3,702)	149,731
Other	325,012	531,304	2,676	(2,676)	856,316
Total operating expenses	4,033,227	531,304	380,519	(380,519)	4,564,531
Operating income (loss)	$2,688,451	(114,546)	539,466	(539,466)	2,573,905
Equity in earnings of unconsolidated affiliates	$72,327	—	94,218	(94,218)	72,327
Capital expenditures for segment assets	$943,971	—	298,924	(298,924)	943,971

	As of December 31, 2021
				Elimination of
			Equity Method	Intersegment
	Exploration		Investment in	Transactions and
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream	Affiliates	Total
Investments in unconsolidated affiliates	$232,399	—	696,009	(696,009)	232,399
Total assets	13,864,402	32,126	5,544,001	(5,544,001)	13,896,528

	As of December 31, 2022
				Elimination of
			Equity Method	Intersegment
	Exploration		Investment in	Transactions and
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream	Affiliates	Total
Investments in unconsolidated affiliates	$220,429	—	652,767	(652,767)	220,429
Total assets	14,081,077	36,962	5,791,320	(5,791,320)	14,118,039

(18) Subsidiary Guarantors

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

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

Balance Sheet
December 31, 2022
Current assets	$739,104
Noncurrent assets	12,663,911
Total assets	$13,403,015

Accounts payable, related parties	$80,708
Other current liabilities	1,668,426
Total current liabilities	1,749,134
Noncurrent liabilities	5,306,539
Total liabilities	$7,055,673

Statement of Operations

Year Ended
December 31, 2022
Revenues	$6,965,098
Operating expenses	4,518,394
Income from operations	2,446,704
Net income and comprehensive income including noncontrolling interests	1,898,771
Net income and comprehensive income attributable to Antero Resources Corporation	$1,898,771

(19) Supplemental Information on Oil and Gas Producing Activities (Unaudited)

The following tables set forth supplemental information regarding the Company’s consolidated oil and gas producing activities (in thousands). The amounts shown include the Company’s net working interests in all of its oil and gas properties.

(a)	Capitalized Costs Relating to Oil and Gas Producing Activities

	Year Ended December 31,
	2021	2022
Proved properties	$12,646,303	13,234,777
Unproved properties	1,042,118	997,715
Total oil and gas properties	13,688,421	14,232,492
Accumulated depletion	(4,229,300)	(4,624,674)
Net capitalized costs	$9,459,121	9,607,818

(b)	Costs Incurred in Certain Oil and Gas Activities

	Year Ended December 31,
	2020	2021	2022
Acquisition costs:
Unproved property	$45,129	79,138	149,009
Development costs	823,271	581,352	775,106
Exploration costs	2,993	19,822	5,543
Total costs incurred	$871,393	680,312	929,658

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(c)	Results of Operations for Oil and Gas Producing Activities

	Year Ended December 31,
	2020	2021	2022
Revenues	$3,083,905	5,790,759	8,294,749
Operating expenses:
Production expenses	2,736,478	2,793,877	2,992,381
Exploration expenses	1,083	1,164	3,651
Depletion	854,331	735,687	737,504
Impairment of unproved properties	223,770	90,523	98,324
Results of operations before income tax (expense) benefit	(731,757)	2,169,508	4,462,889
Income tax (expense) benefit	(176,061)	520,168	959,477
Results of operations	$(907,818)	2,689,676	5,422,366

(d)	Oil and Gas Reserves

Net proved oil and gas reserves for the years ended December 31, 2020, 2021 and 2022 were prepared by the Company’s reserve engineers and audited by DeGolyer and MacNaughton (“D&M”) utilizing data compiled by the Company. There are many uncertainties inherent in estimating proved reserve quantities, and projecting future production rates and timing of future development costs. In addition, reserve estimates of new discoveries are more imprecise than those of properties with a production history. Accordingly, these estimates are subject to change as additional information becomes available. All reserves are located in the United States.

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

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

			Oil and
	Natural Gas	NGLs	Condensate	Equivalents
	(Bcf)	(MMBbl)	(MMBbl)	(Bcfe)
Proved reserves:
December 31, 2019	11,494	1,191	42	18,893
Revisions	(1,280)	65	(8)	(940)
Extensions, discoveries and other additions	799	48	3	1,105
Production	(875)	(68)	(4)	(1,310)
Sales	(113)	—	—	(113)
December 31, 2020 (1)	10,025	1,236	33	17,635
Revisions	993	77	6	1,486
Extensions, discoveries and other additions	349	18	2	472
Production	(826)	(58)	(4)	(1,194)
Sales	(337)	(54)	(1)	(670)
December 31, 2021 (1)	10,204	1,219	36	17,729
Revisions	427	32	(4)	596
Extensions, discoveries and other additions	437	25	2	604
Production	(798)	(59)	(3)	(1,170)
December 31, 2022 (1)	10,270	1,217	31	17,759
(1)	Proved reserves for the noncontrolling interests in Martica as of December 31, 2020 were 254 Bcfe, which consisted of 159 Bcf of natural gas, 15 MMBbl of NGLs and 0.5 MMBbl of oil and condensate. Proved reserves for the noncontrolling interests in Martica as of December 31, 2021 were 167 Bcfe, which consisted of 101 Bcf of natural gas, 11 MMBbl of NGLs and 0.4 MMBbl of oil and condensate. Proved reserves for the noncontrolling interests in Martica as of December 31, 2022 were 92 Bcfe, which consisted of 71 Bcf of natural gas, 3 MMBbl of NGLs and 0.2 MMBbl of oil and condensate.

			Oil and
	Natural Gas	NGLs	Condensate	Equivalents
	(Bcf)	(MMBbl)	(MMBbl)	(Bcfe)
Proved developed reserves:
December 31, 2020 (1)	6,901	810	19	11,873
December 31, 2021 (1)	7,395	876	17	12,753
December 31, 2022 (1)	7,699	930	16	13,373
Proved undeveloped reserves:
December 31, 2020 (2)	3,124	426	14	5,762
December 31, 2021 (2)	2,809	343	19	4,976
December 31, 2022 (2)	2,571	287	15	4,386
(1)	Proved developed reserves for the noncontrolling interests in Martica as of December 31, 2020 were 181 Bcfe, which consisted of 110 Bcf of natural gas, 11 MMBbl of NGLs and 0.3 MMBbl of oil and condensate. Proved developed reserves for the noncontrolling interests in Martica as of December 31, 2021 were 133 Bcfe, which consisted of 78 Bcf of natural gas, 9 MMBbl of NGLs and 0.2 MMBbl of oil and condensate. Proved developed reserves for the noncontrolling interests in Martica as of December 31, 2022 were 91 Bcfe, which consisted of 70 Bcf of natural gas, 3 MMBbl of NGLs and 0.2 MMBbl of oil and condensate.
(2)	Proved undeveloped reserves for the noncontrolling interests in Martica as of December 31, 2020 were 73 Bcfe, which consisted of 49 Bcf of natural gas, 4 MMBbl of NGLs and 0.2 MMBbl of oil and condensate. Proved undeveloped reserves for the noncontrolling interests in Martica as of December 31, 2021 were 34 Bcfe, which consisted of 23 Bcf of natural gas, 2 MMBbl of NGLs and 0.2 MMBbl of oil and condensate. Proved undeveloped reserves for the noncontrolling interests in Martica as of December 31, 2022 were 1 Bcfe, which consisted entirely of natural gas.

Significant changes in proved reserves for the years ended December 31, 2020, 2021 and 2022 include the following:

2020 Proved Reserve Changes

●	Extensions, discoveries, and other additions of 1,105 Bcfe resulted from delineation and development drilling in the Appalachian Basin.
●	Net downward revisions of 940 Bcfe include:
o	Net downward revision of 1,126 Bcfe due to decreases in prices for natural gas, NGLs and oil.

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

o	Net downward revision of 922 Bcfe for locations that were not developed within five years of initial booking as proved reserves.
o	Net upward performance revisions of 491 Bcfe.
o	Upward revisions of 485 Bcfe are due to an increase in the Company’s assumed future ethane recovery.
o	Net upward revision of 132 Bcfe due to schedule optimization primarily driven by previously proved undeveloped properties reclassified from non-proved to proved undeveloped.
●	Sales of reserves of 113 Bcfe related to the VPP.

2021 Proved Reserve Changes

●	Extensions, discoveries, and other additions of 472 Bcfe resulted from delineation and development drilling in the Appalachian Basin.
●	Net upward revisions of 1,486 Bcfe include:
o	Net upward revision of 651 Bcfe related to optimization to the Company’s five-year development plan. This figure includes upward revisions of 1,475 Bcfe for previously proved undeveloped properties reclassified from non-proved properties due to their addition to the Company’s five-year development plan, and downward revisions of 824 Bcfe for locations that were not developed within five years of initial booking as proved reserves.
o	Net upward performance revisions of 565 Bcfe.
o	Upward revisions of 149 Bcfe due to increases in prices for natural gas, NGLs and oil.
o	Upward revisions of 121 Bcfe are due to an increase in the Company’s assumed future ethane recovery.
●	Sales of reserves of 670 Bcfe related to the drilling partnership.

2022 Proved Reserve Changes

●	Extensions, discoveries, and other additions of 604 Bcfe resulted from delineation and development drilling in the Appalachian Basin.
●	Net upward revisions of 596 Bcfe include:
o	Net upward revisions of previous estimates of 414 Bcfe primarily due to changes in ownership interests.
o	Net upward revision of 92 Bcfe related to optimization to the Company’s five-year development plan. This figure includes upward revisions of 692 Bcfe for previously proved undeveloped properties reclassified from non-proved properties due to their addition to the Company’s five-year development plan, and downward revisions of 600 Bcfe for locations that were not developed within five years of initial booking as proved reserves.
o	Upward revisions of 88 Bcfe are due to an increase in the Company’s assumed future ethane recovery.
o	Upward revisions of 2 Bcfe due to increases in prices for natural gas, NGLs and oil.
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

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

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

The following table sets forth the Standardized Measure of the discounted future net cash flows attributable to the Company’s proved reserves (in millions):

	Year Ended December 31,
	2020	2021	2022
Future cash inflows	$37,845	74,622	109,052
Future production costs	(32,202)	(34,665)	(39,378)
Future development costs	(1,685)	(1,704)	(2,073)
Future net cash flows before income tax	3,958	38,253	67,601
Future income tax expense (1)	—	(7,813)	(13,692)
Future net cash flows	3,958	30,440	53,909
10% annual discount for estimated timing of cash flows	(2,748)	(17,007)	(30,345)
Standardized measure of discounted future net cash flows (2)	$1,210	13,433	23,564
(1)	Based on the 12-month average of the first-day-of-the-month prices used in the computation of PV-10 as of December 31, 2020, the future taxable net income generated over the life of the Company’s proved reserves was expected to be less than its NOL carryforward deductions and therefore, under the standardized measure, there was no deduction for federal or state income taxes.
(2)	The standardized measure of discounted future net cash flows for the noncontrolling interests in Martica were $359 million, $501 million and $458 million for the years ended December 31, 2020, 2021 and 2022, respectively.

The Company used the following 12-month weighted average prices to estimate its total equivalent reserves (per Mcfe):

	Year Ended December 31,
	2020	2021	2022
12-month weighted average price	$2.15	4.21	6.14

(f)	Changes in Standardized Measure of Discounted Future Net Cash Flow

The changes in the Standardized Measure relating to proved oil and natural gas reserves, which were prepared in accordance with the provisions of ASC 932, are as follows (in millions):

	Year Ended December 31,
	2020	2021	2022
Sales of oil and gas, net of productions costs	$(347)	(2,917)	(5,302)
Net changes in prices and production costs	(5,455)	14,099	13,793
Development costs incurred during the period	704	454	448
Net changes in future development costs	249	(117)	(289)
Extensions, discoveries and other additions	31	504	1,068
Divestitures	(174)	(125)	—
Revisions of previous quantity estimates	(379)	2,543	1,475
Accretion of discount	607	121	1,655
Net change in income taxes	598	(3,115)	(2,787)
Changes in timing and other	(93)	776	70
Net increase (decrease)	(4,259)	12,223	10,131
Beginning of year	5,469	1,210	13,433
End of year (1)	$1,210	13,433	23,564
(1)	The standardized measure for the noncontrolling interests in Martica were $359 million, $501 million and $458 million for the years ended December 31, 2020, 2021 and 2022, respectively.