Form 10-Q
period 2023-03-31
ANTERO RESOURCES Corp
filed 2023-04-26
CIK 1433270

Fee

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The registrant had 300,135,248 shares of common stock outstanding as of April 21, 2023.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements, although not all forward-looking statements contain such identifying words. When considering these forward-looking statements, investors should keep in mind the risk factors and other cautionary statements in this Quarterly Report on Form 10-Q. These forward-looking statements are based on management’s current beliefs, based on currently available information, as to the outcome and timing of future events. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

●	our ability to execute our business strategy;
●	our production and oil and gas reserves;
●	our financial strategy, liquidity and capital required for our development program;
●	our ability to obtain debt or equity financing on satisfactory terms to fund acquisitions, expansion projects, working capital requirements and the repayment or refinancing of indebtedness;
●	our ability to execute our return of capital program;
●	natural gas, natural gas liquids (“NGLs”) and oil prices;
●	impacts of geopolitical events, including the Russia-Ukraine conflict, and world health events, including the coronavirus (“COVID-19”) pandemic;
●	timing and amount of future production of natural gas, NGLs and oil;
●	our hedging strategy and results;
●	our ability to meet minimum volume commitments and to utilize or monetize our firm transportation commitments;
●	our future drilling plans;
●	our projected well costs;
●	competition;
●	government regulations and changes in laws;
●	pending legal or environmental matters;
●	marketing of natural gas, NGLs and oil;
●	leasehold or business acquisitions;
●	costs of developing our properties;
●	operations of Antero Midstream Corporation (“Antero Midstream”);
●	our ability to achieve our greenhouse gas reduction targets and the costs associated therewith;
●	general economic conditions;
●	credit markets;

●	uncertainty regarding our future operating results; and
●	our other plans, objectives, expectations and intentions contained in this Quarterly Report on Form 10-Q.

We caution investors that these forward-looking statements are subject to all of the risks and uncertainties incidental to our business, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, commodity price volatility, inflation, supply chain or other disruption, availability and cost of drilling, completion and production equipment and services, environmental risks, drilling and completion and other operating risks, marketing and transportation risks, regulatory changes or changes in law, the uncertainty inherent in estimating natural gas, NGLs and oil reserves and in projecting future rates of production, cash flows and access to capital, the timing of development expenditures, conflicts of interest among our stockholders, impacts of geopolitical and world health events (including the COVID-19 pandemic), cybersecurity risks, the state of markets for, and availability of, verified quality carbon offsets and the other risks described or referenced under the heading “Item 1A. Risk Factors” herein, including the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”), which is on file with the Securities and Exchange Commission (“SEC”).

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

PART I—FINANCIAL INFORMATION

ANTERO RESOURCES CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

		(Unaudited)
	December 31,	March 31,
	2022	2023
Assets
Current assets:
Accounts receivable	$35,488	30,207
Accrued revenue	707,685	379,337
Derivative instruments	1,900	6,242
Prepaid expenses and other current assets	42,452	21,856
Total current assets	787,525	437,642
Property and equipment:
Oil and gas properties, at cost (successful efforts method):
Unproved properties	997,715	1,013,780
Proved properties	13,234,777	13,450,257
Gathering systems and facilities	5,802	5,882
Other property and equipment	83,909	87,091
	14,322,203	14,557,010
Less accumulated depletion, depreciation and amortization	(4,683,399)	(4,771,093)
Property and equipment, net	9,638,804	9,785,917
Operating leases right-of-use assets	3,444,331	3,401,994
Derivative instruments	9,844	9,825
Investment in unconsolidated affiliate	220,429	219,515
Other assets	17,106	16,253
Total assets	$14,118,039	13,871,146
Liabilities and Equity
Current liabilities:
Accounts payable	$77,543	83,685
Accounts payable, related parties	80,708	99,784
Accrued liabilities	461,788	318,084
Revenue distributions payable	468,210	381,880
Derivative instruments	97,765	28,716
Short-term lease liabilities	556,636	553,532
Deferred revenue, VPP	30,552	29,757
Other current liabilities	1,707	2,103
Total current liabilities	1,774,909	1,497,541
Long-term liabilities:
Long-term debt	1,183,476	1,312,046
Deferred income tax liability, net	759,861	822,010
Derivative instruments	345,280	75,854
Long-term lease liabilities	2,889,854	2,851,571
Deferred revenue, VPP	87,813	81,075
Other liabilities	59,692	60,657
Total liabilities	7,100,885	6,700,754
Commitments and contingencies
Equity:
Stockholders' equity:
Preferred stock, $0.01 par value; authorized - 50,000 shares; none issued	—	—
Common stock, $0.01 par value; authorized - 1,000,000 shares; 297,393 shares issued and 297,359 outstanding as of December 31, 2022, and 299,321 shares issued and outstanding as of March 31, 2023	2,974	2,993
Additional paid-in capital	5,838,848	5,806,031
Retained earnings	913,896	1,102,340
Treasury stock, at cost; 34 shares and zero shares as of December 31, 2022 and March 31, 2023, respectively	(1,160)	—
Total stockholders' equity	6,754,558	6,911,364
Noncontrolling interests	262,596	259,028
Total equity	7,017,154	7,170,392
Total liabilities and equity	$14,118,039	13,871,146

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2023
Revenue and other:
Natural gas sales	$995,792	668,315
Natural gas liquids sales	660,305	495,435
Oil sales	63,294	51,811
Commodity derivative fair value gains (losses)	(1,011,380)	126,192
Marketing	69,038	58,529
Amortization of deferred revenue, VPP	9,272	7,533
Other revenue and income	519	533
Total revenue	786,840	1,408,348
Operating expenses:
Lease operating	17,780	29,321
Gathering, compression, processing and transportation	590,278	645,172
Production and ad valorem taxes	52,808	49,276
Marketing	98,896	81,361
Exploration and mine expenses	898	763
General and administrative (including equity-based compensation expense of $4,649 and $13,018 in 2022 and 2023, respectively)	35,691	57,261
Depletion, depreciation and amortization	168,388	167,582
Impairment of property and equipment	22,462	15,560
Accretion of asset retirement obligations	2,444	878
Contract termination	8	29,550
Loss (gain) on sale of assets	1,786	(91)
Other operating expense	—	225
Total operating expenses	991,439	1,076,858
Operating income (loss)	(204,599)	331,490
Other income (expense):
Interest expense, net	(37,713)	(25,700)
Equity in earnings of unconsolidated affiliate	25,178	17,681
Loss on early extinguishment of debt	(10,654)	—
Loss on convertible note inducement	—	(86)
Total other expense	(23,189)	(8,105)
Income (loss) before income taxes	(227,788)	323,385
Income tax benefit (expense)	53,092	(62,183)
Net income (loss) and comprehensive income (loss) including noncontrolling interests	(174,696)	261,202
Less: net income (loss) and comprehensive income (loss) attributable to noncontrolling interests	(18,277)	47,771
Net income (loss) and comprehensive income (loss) attributable to Antero Resources Corporation	$(156,419)	213,431

Income (loss) per share—basic	$(0.50)	0.72
Income (loss) per share—diluted	$(0.50)	0.69

Weighted average number of shares outstanding:
Basic	314,081	296,763
Diluted	314,081	311,846

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands)

			Additional	Retained Earnings
	Common Stock		Paid-in	(Accumulated	Treasury Stock		Noncontrolling	Total
	Shares	Amount	Capital	Deficit)	Shares	Amount	Interests	Equity
Balances, December 31, 2021	313,930	$3,139	6,371,398	(617,377)	—	$—	308,932	6,066,092
Equity component of 2026 Convertible Notes, net	—	—	(24,411)	3,229	—	—	—	(21,182)
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	780	8	(10,385)	—	—	—	—	(10,377)
Repurchases and retirements of common stock	(3,690)	(37)	(74,745)	(25,263)	—	—		(100,045)
Equity-based compensation	—	—	4,649	—	—	—	—	4,649
Distributions to noncontrolling interests	—	—	—	—	—	—	(35,757)	(35,757)
Net loss and comprehensive loss	—	—	—	(156,419)		—	(18,277)	(174,696)
Balances, March 31, 2022	311,020	$3,110	6,266,506	(795,830)	—	$—	254,898	5,728,684

Balances, December 31, 2022	297,393	$2,974	5,838,848	913,896	(34)	$(1,160)	262,596	7,017,154
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	514	5	(11,464)	—	—	—	—	(11,459)
Conversion of 2026 Convertible Notes	4,030	40	17,132	—				17,172
Repurchases and retirements of common stock	(2,616)	(26)	(51,503)	(24,987)	34	1,160	—	(75,356)
Equity-based compensation	—	—	13,018	—	—	—	—	13,018
Distributions to noncontrolling interests	—	—	—	—	—	—	(51,339)	(51,339)
Net income and comprehensive income	—	—	—	213,431	—	—	47,771	261,202
Balances, March 31, 2023	299,321	$2,993	5,806,031	1,102,340	—	$—	259,028	7,170,392

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2022	2023
Cash flows provided by (used in) operating activities:
Net income (loss) including noncontrolling interests	$(174,696)	261,202
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, amortization and accretion	170,832	168,460
Impairments	22,462	15,560
Commodity derivative fair value losses (gains)	1,011,380	(126,192)
Losses on settled commodity derivatives	(285,386)	(14,268)
Payments for derivative monetizations	—	(202,339)
Deferred income tax expense (benefit)	(57,383)	62,149
Equity-based compensation expense	4,649	13,018
Equity in earnings of unconsolidated affiliate	(25,178)	(17,681)
Dividends of earnings from unconsolidated affiliate	31,285	31,285
Amortization of deferred revenue	(9,272)	(7,533)
Amortization of debt issuance costs, debt discount and debt premium	1,451	871
Settlement of asset retirement obligations	(886)	(308)
Loss (gain) on sale of assets	1,786	(91)
Loss on early extinguishment of debt	10,654	—
Loss on convertible note inducement	—	86
Changes in current assets and liabilities:
Accounts receivable	33,244	5,282
Accrued revenue	(69,442)	328,349
Other current assets	(2,952)	20,596
Accounts payable including related parties	37,664	34,604
Accrued liabilities	(94,456)	(143,346)
Revenue distributions payable	(36,526)	(86,331)
Other current liabilities	(3,557)	529
Net cash provided by operating activities	565,673	343,902
Cash flows provided by (used in) investing activities:
Additions to unproved properties	(23,789)	(73,527)
Drilling and completion costs	(184,557)	(273,154)
Additions to other property and equipment	(7,530)	(4,631)
Proceeds from asset sales	195	91
Change in other assets	564	417
Net cash used in investing activities	(215,117)	(350,804)
Cash flows provided by (used in) financing activities:
Repurchases of common stock	(100,045)	(75,356)
Repayment of senior notes	(591,943)	—
Borrowings on bank credit facilities, net	387,700	145,300
Convertible note inducement	—	(86)
Distributions to noncontrolling interests in Martica Holdings LLC	(35,757)	(51,339)
Employee tax withholding for settlement of equity compensation awards	(10,377)	(11,459)
Other	(134)	(158)
Net cash provided by (used in) financing activities	(350,556)	6,902
Net increase in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	—

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$80,454	43,239
Decrease in accounts payable and accrued liabilities for additions to property and equipment	$(14,449)	(9,918)

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

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial information and should be read in the context of the Company’s December 31, 2022 consolidated financial statements and notes thereto for a more complete understanding of the Company’s operations, financial position and accounting policies. The Company’s December 31, 2022 consolidated financial statements were included in Antero Resources’ 2022 Annual Report on Form 10-K, which was filed with the SEC.

These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, and, accordingly, do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of December 31, 2022 and March 31, 2023, results of operations and cash flows for the three months ended March 31, 2022 and 2023. The Company has no items of other comprehensive income or loss; therefore, its net income or loss is equal to its comprehensive income or loss. Operating results for the period ended March 31, 2023 are not necessarily indicative of the results that may be expected for the full year because of the impact of fluctuations in prices received for natural gas, NGLs and oil, natural production declines, the uncertainty of exploration and development drilling results, fluctuations in the fair value of derivative instruments and other factors.

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

The Company considers all liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these instruments. From time to time, the Company may be in the position of a “book overdraft” in which outstanding checks exceed cash and cash equivalents. The Company classifies book overdrafts in accounts payable and revenue distributions payable within its condensed consolidated balance sheets, and classifies the change in accounts payable associated with book overdrafts as an operating activity within its unaudited condensed consolidated statements of cash flows. As of December 31, 2022, the book overdrafts included within accounts payable and revenue distributions payable were $28 million and $43 million, respectively. As of March 31, 2023, the book overdrafts included within accounts payable and revenue distributions payable were $46 million and $31 million, respectively.

(d)	Income (Loss) Per Common Share

Income (loss) per common share—basic for each period is computed by dividing net income (loss) attributable to Antero by the basic weighted average number of shares outstanding during the period. Income (loss) per common share—diluted for each period is computed after giving consideration to the potential dilution from (i) outstanding equity awards using the treasury stock method and (ii) shares of common stock issuable upon conversion of the 2026 Convertible Notes (as defined below in Note 7—Long-Term Debt) using the if-converted method. The Company includes restricted stock unit (“RSU”)

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

awards, performance share unit (“PSU”) awards and stock options in the calculation of diluted weighted average shares outstanding based on the number of common shares that would be issuable if the end of the period was also the end of the performance period required for the vesting of the awards. During periods in which the Company incurs a net loss, diluted weighted average shares outstanding are equal to basic weighted average shares outstanding because the effects of all equity awards and the 2026 Convertible Notes are anti-dilutive.

The following is a reconciliation of the Company’s income (loss) attributable to common stockholders for basic and diluted income (loss) per share (in thousands):

	Three Months Ended March 31,
	2022	2023
Net income (loss) attributable to Antero Resources Corporation—common shareholders	$(156,419)	213,431
Add: Interest expense for 2026 Convertible Notes	—	616
Less: Tax-effect of interest expense for 2026 Convertible Notes	—	(132)
Net income (loss) attributable to Antero Resources Corporation—common shareholders and assumed conversions	$(156,419)	213,915

Income (loss) per share—basic	$(0.50)	0.72
Income (loss) per share—diluted	$(0.50)	0.69

Weighted average common shares outstanding—basic	314,081	296,763
Weighted average common shares outstanding—diluted	314,081	311,846

The following is a reconciliation of the Company’s basic weighted average shares outstanding to diluted weighted average shares outstanding during the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2023
Basic weighted average number of shares outstanding	314,081	296,763
Add: Dilutive effect of RSUs	—	2,150
Add: Dilutive effect of PSUs	—	1,060
Add: Dilutive effect of 2026 Convertible Notes	—	11,873
Diluted weighted average number of shares outstanding	314,081	311,846

Weighted average number of outstanding securities excluded from calculation of diluted income (loss) per common share (1):
RSUs	4,878	969
PSUs	3,443	414
Stock options	351	324
2026 Convertible Notes	18,778	—
(1)	The potential dilutive effects of these awards were excluded from the computation of income (loss) per common share—diluted because the inclusion of these awards would have been anti-dilutive.
(e)	Recently Issued Accounting Standard

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

2021. The Company adopted the standard effective January 1, 2022 under the modified retrospective transition method, which impacts only the debt instruments outstanding on the adoption date.

Upon adoption of this new standard, the Company reclassified $24 million, net of deferred income taxes and equity issuance costs, from additional paid-in capital and increased long-term debt by $27 million, reduced deferred income tax liability by $6 million and reduced accumulated deficit by $3 million as of January 1, 2022. Additionally, annual interest expense for the 2026 Convertible Notes beginning January 1, 2023 is based on an effective interest rate of 4.9% as compared to 15.1% prior to the adoption of this new standard.

(3) Transactions

(a)	Conveyance of Overriding Royalty Interest

On June 15, 2020, the Company announced the consummation of a transaction with an affiliate of Sixth Street Partners, LLC (“Sixth Street”) relating to certain overriding royalty interests across the Company’s existing asset base (the “ORRIs”).

The ORRIs include an overriding royalty interest of 1.25% in all of the Company’s operated proved developed properties in West Virginia and Ohio, subject to certain excluded wells (the “Initial PDP Override”) as of April 1, 2020, and an overriding royalty interest of 3.75% in all of the Company’s undeveloped properties in West Virginia and Ohio (the “Development Override”) as of April 1, 2020. Wells turned to sales after April 1, 2020 and prior to the later of (a) the date on which the Company turns to sales 2.2 million lateral feet (net to the Company’s interest) of horizontal wells burdened by the Development Override and (b) the earlier of (i) April 1, 2023 and (ii) the date on which the Company turns to sales 3.82 million lateral feet (net to the Company’s interest) of horizontal wells burdened by the Development Override, are subject to the Development Override. As of April 1, 2023, the Company had turned to sales over 2.2 million lateral feet and less than 3.82 million lateral feet. As a result, wells turned to sales on or after April 1, 2023 will not be subject to the ORRIs.

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

On February 17, 2021, Antero Resources announced the formation of a drilling partnership with QL Capital Partners (“QL”), an affiliate of Quantum Energy Partners, for the Company’s 2021 through 2024 drilling program. Under the terms of the arrangement, each year in which QL participates represents an annual tranche, and QL will be conveyed a working interest in any wells spud by Antero Resources during such tranche year. For 2021, 2022 and 2023, Antero Resources and QL agreed to the estimated internal rate of return (“IRR”) of the Company’s capital budget for each annual tranche, and QL agreed to participate in the 2021, 2022, and 2023 tranches. For 2024, Antero Resources will propose a capital budget and estimated IRR for all wells to be spud during such year and, subject to the mutual agreement of the parties that the estimated IRR for the year exceeds a specified return, QL will be obligated to participate in such tranche. Antero Resources develops and manages the drilling program associated with each tranche, including the selection of wells. Additionally, for each annual tranche in which QL participates, Antero Resources and QL will enter into assignments, bills of sale and conveyances pursuant to which QL will be conveyed a proportionate working interest percentage in each well spud in that year, which conveyances will not be subject to any reversion.

Under the terms of the arrangement, QL funded 20% and 15% of development capital for wells spud in 2021 and 2022, respectively, and will fund development capital of (i) 15% for wells spud in 2023 and (ii) if they participate in 2024,

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

between 15% and 20% for wells spud in 2024, which funding amounts represent QL’s proportionate working interest in such wells. Additionally, Antero Resources may receive a carry in the form of a one-time payment from QL for each annual tranche if the IRR for such tranche exceeds certain specified returns, which will be determined no earlier than October 31 and no later than December 1 following the end of each tranche year. During the year ended December 31, 2022, the Company received a carry of $29 million attributable to the 2021 tranche. All of the wells spud during each calendar year period will be a separate annual tranche. Capital costs in excess of, and cost savings below, a specified percentage of budgeted amounts for each annual tranche will be for Antero Resources’ account. Subject to the preceding sentence, for any wells included in a tranche, QL is obligated and responsible for its working interest share of costs and liabilities, and is entitled to its working interest share of revenues, associated with such wells for the life of such wells.

The Company has accounted for the drilling partnership as a conveyance under ASC 932, Extractive Activities—Oil and Gas, and such conveyances are recorded in the unaudited condensed consolidated financial statements as QL obtains its proportionate working interest in each well. No gain or loss was recognized for the interests conveyed during the three months ended March 31, 2022 and 2023.

(4) Revenue

(a)	Disaggregation of Revenue

The table set forth below presents revenue disaggregated by type and reportable segment to which it relates (in thousands). See Note 16—Reportable Segments to the unaudited condensed financial statements for more information on reportable segments.

	Three Months Ended March 31,
	2022	2023	Reportable Segment
Revenues from contracts with customers:
Natural gas sales	$995,792	668,315	Exploration and production
Natural gas liquids sales (ethane)	67,063	72,050	Exploration and production
Natural gas liquids sales (C3+ NGLs)	593,242	423,385	Exploration and production
Oil sales	63,294	51,811	Exploration and production
Marketing	69,038	58,529	Marketing
Other revenue	—	175	Exploration and production
Total revenue from contracts with customers	1,788,429	1,274,265
Income (loss) from derivatives, deferred revenue and other sources, net	(1,001,589)	134,083
Total revenue	$786,840	1,408,348

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

(c) Contract Balances

Under the Company’s sales contracts, the Company invoices customers after its performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company’s contracts do not give rise to contract assets or liabilities. As of December 31, 2022 and March 31, 2023, the Company’s receivables from contracts with customers were $708 million and $379 million, respectively.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(5) Equity Method Investment

(a)	Summary of Equity Method Investment

As of March 31, 2023, Antero owned 29.0% of Antero Midstream’s common stock, which is reflected in Antero’s unaudited condensed consolidated financial statements using the equity method of accounting.

The following table sets forth a reconciliation of Antero’s investment in unconsolidated affiliate (in thousands):

Balance as of December 31, 2022 (1)	$220,429
Equity in earnings of unconsolidated affiliate	17,681
Dividends from unconsolidated affiliate	(31,285)
Elimination of intercompany profit	12,690
Balance as of March 31, 2023 (1)	$219,515
(1)	The fair value of the Company’s investment in Antero Midstream as of December 31, 2022 and March 31, 2023 was $1.5 billion based on the quoted market share price of Antero Midstream.

(6) Accrued Liabilities

Accrued liabilities consisted of the following items (in thousands):

		(Unaudited)
	December 31,	March 31,
	2022	2023
Capital expenditures	$57,361	44,213
Gathering, compression, processing and transportation expenses	162,783	159,375
Marketing expenses	61,118	27,073
Interest expense, net	31,892	13,582
Production and ad valorem taxes	32,536	36,861
General and administrative expense	32,477	20,260
Derivative settlements payable	53,732	411
Other	29,889	16,309
Total accrued liabilities	$461,788	318,084

(7) Long-Term Debt

Long-term debt consisted of the following items (in thousands):

		(Unaudited)
	December 31,	March 31,
	2022	2023
Credit Facility (a)	$34,800	180,100
8.375% senior notes due 2026 (c)	96,870	96,870
7.625% senior notes due 2029 (d)	407,115	407,115
5.375% senior notes due 2030 (e)	600,000	600,000
4.25% convertible senior notes due 2026 (f)	56,932	39,426
Total principal	1,195,717	1,323,511
Unamortized debt issuance costs	(12,241)	(11,465)
Long-term debt	$1,183,476	1,312,046

(a)	Senior Secured Revolving Credit Facility

Antero Resources has a senior secured revolving credit facility (the “Credit Facility”) with a consortium of banks. Borrowings under the Credit Facility are subject to borrowing base limitations based on the collateral value of Antero Resources’ assets and are subject to regular semi-annual redeterminations. As of December 31, 2022 and March 31, 2023, the Credit Facility had a borrowing base of $3.5 billion and lender commitments of $1.5 billion. The borrowing base was re-

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

affirmed in the semi-annual redetermination in April 2023. The maturity date of the Credit Facility is the earlier of (i) October 26, 2026 and (ii) the date that is 180 days prior to the earliest stated redemption date of any series of the Company’s then outstanding senior notes. As of March 31, 2023, the Credit Facility had an available borrowing capacity of $816 million.

The Credit Facility contains requirements with respect to leverage and current ratios, and certain covenants, including restrictions on our ability to incur debt and limitations on our ability to pay dividends unless certain customary conditions are met, in each case, subject to customary carve-outs and exceptions. Antero Resources was in compliance with all of the financial covenants under the Credit Facility as of December 31, 2022 and March 31, 2023.

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

As of December 31, 2022, Antero Resources had an outstanding balance under the Credit Facility of $35 million, with a weighted average interest rate of 6.42%, and outstanding letters of credit of $504 million. As of March 31, 2023, Antero Resources had an outstanding balance under the Credit Facility of $180 million, with a weighted average interest rate of 6.91%, and outstanding letters of credit of $504 million.

(b)	5.00% Senior Notes Due 2025

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

(c)	8.375% Senior Notes Due 2026

On January 4, 2021, Antero Resources issued $500 million of 8.375% senior notes due July 15, 2026 (the “2026 Notes”) at par. The Company redeemed or otherwise repurchased $403 million principal amount of the 2026 Notes during 2021 and 2022, and as of March 31, 2023, $97 million principal amount of the 2026 Notes remained outstanding. See “—Debt Repurchase Program” below for more information. The 2026 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2026 Notes rank pari passu to Antero Resources’ other outstanding senior notes. The 2026 Notes are guaranteed on a full and unconditional and joint and several senior unsecured basis by Antero Resources’ existing subsidiaries that guarantee the Credit Facility and certain of its future restricted subsidiaries. Interest on the 2026 Notes is payable on January 15 and July 15 of each year. Antero Resources may redeem all or part of the 2026 Notes at any time on or after January 15, 2024 at redemption prices ranging from 104.188% on or after January 15, 2024 to 100.00% on or after January 15, 2026. At any time prior to January 15, 2024, Antero Resources may also redeem the 2026 Notes, in whole or in part, at a price equal to 100% of the principal amount of the 2026 Notes plus a “make-whole” premium and accrued and unpaid interest. If Antero Resources undergoes a change of control followed by a rating decline, the holders of the 2026 Notes will have the right to require Antero Resources to repurchase all or a portion of the notes at a price equal to 101% of the principal amount of the 2026 Notes, plus accrued and unpaid interest.

(d)	7.625% Senior Notes Due 2029

On January 26, 2021, Antero Resources issued $700 million of 7.625% senior notes due February 1, 2029 (the “2029 Notes”) at par. The Company redeemed or otherwise repurchased $293 million principal amount of the 2029 Notes during 2021 and 2022, and as of March 31, 2023, $407 million principal amount of the 2029 Notes remained outstanding. See “—Debt Repurchase Program” below for more information. The 2029 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2029 Notes rank pari passu to Antero Resources’ other outstanding senior notes. The 2029 Notes are guaranteed on a full and unconditional and joint and several senior unsecured basis by Antero Resources’ existing subsidiaries that guarantee the Credit Facility and certain of its

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

future restricted subsidiaries. Interest on the 2029 Notes is payable on February 1 and August 1 of each year. Antero Resources may redeem all or part of the 2029 Notes at any time on or after February 1, 2024 at redemption prices ranging from 103.813% on or after February 1, 2024 to 100.00% on or after February 1, 2027. In addition, on or before February 1, 2024, Antero Resources may redeem up to 35% of the aggregate principal amount of the 2029 Notes, but in an amount not greater than the net cash proceeds of certain equity offerings, if certain conditions are met, at a redemption price of 107.625% of the principal amount of the 2029 Notes, plus accrued and unpaid interest, which option the Company partially exercised on October 18, 2021 with its notice to redeem $116 million aggregate principal amount of outstanding 2029 Notes. At any time prior to February 1, 2024, Antero Resources may also redeem the 2029 Notes, in whole or in part, at a price equal to 100% of the principal amount of the 2029 Notes plus a “make-whole” premium and accrued and unpaid interest. If Antero Resources undergoes a change of control followed by a rating decline, the holders of the 2029 Notes will have the right to require Antero Resources to repurchase all or a portion of the notes at a price equal to 101% of the principal amount of the 2029 Notes, plus accrued and unpaid interest.

(e)	5.375% Senior Notes Due 2030

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

On August 21, 2020, Antero Resources issued $250 million in aggregate principal amount of 4.25% convertible senior notes due September 1, 2026 (the “2026 Convertible Notes”). On September 2, 2020, Antero Resources issued an additional $37.5 million of the 2026 Convertible Notes. Proceeds from the issuance of the 2026 Convertible Notes totaled $278.5 million, net of initial purchasers’ fees and issuance cost of $9 million. The Company extinguished $206 million principal amount of the 2026 Convertible Notes in 2021. In addition, between 2022 and the first quarter of 2023, $43 million aggregate principal amount of the 2026 Convertible Notes were converted pursuant to their terms or induced into conversion by the Company. See “—Conversions and Inducements,” for more information. As of March 31, 2023, $39 million principal amount of the 2026 Convertible Notes remained outstanding. The 2026 Convertible Notes were issued pursuant to an indenture and are senior, unsecured obligations of Antero Resources. The 2026 Convertible Notes bear interest at a fixed rate of 4.25% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on March 1, 2021. Each capitalized term used in this subsection but not otherwise defined in this Quarterly Report on Form 10-Q has the meaning as set forth in the indenture governing the 2026 Convertible Notes.

The initial conversion rate is 230.2026 shares of Antero Resources’ common stock per $1,000 principal amount of 2026 Convertible Notes, subject to adjustment upon the occurrence of specified events. As of March 31, 2023, the if-converted value of the 2026 Convertible Notes was $210 million, which exceeded the principal amount of the 2026 Convertible Notes by $170 million. The 2026 Convertible Notes will mature on September 1, 2026, unless earlier repurchased, redeemed or converted. Before May 1, 2026, noteholders will have the right to convert their 2026 Convertible Notes only upon the occurrence of the following events:

●	during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ending on September 30, 2020, if the Last Reported Sale Price per share of Antero Resources’ common stock exceeds 130% of the Conversion Price for each of at least 20 Trading Days (whether or not consecutive) during

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

the 30 consecutive Trading Days ending on, and including, the last Trading Day of the immediately preceding calendar quarter (the “Stock Price Condition”);
●	during the five consecutive Business Days immediately after any 10 consecutive Trading Day period (such 10 consecutive Trading Day period, the “Measurement Period”) if the Trading Price per $1,000 principal amount of 2026 Convertible Notes, as determined following a request by a noteholder in accordance with the procedures set forth below, for each Trading Day of the Measurement Period was less than 98% of the product of the Last Reported Sales Price per share of common stock on such Trading Day and the conversion rate on such Trading Day;
●	if Antero Resources calls any or all of the 2026 Convertible Notes for redemption, at any time prior to the close of business on the scheduled Trading Day immediately preceding the redemption date; or
●	upon the occurrence of certain specified corporate events as set forth in the indenture governing the 2026 Convertible Notes.

From and after May 1, 2026, noteholders may convert their 2026 Convertible Notes at any time at their election until the close of business on the second scheduled Trading Day immediately before the maturity date.

Upon conversion, Antero Resources may satisfy its conversion obligation by paying and/or delivering, as the case may be, cash, shares of Antero Resources’ common stock or a combination of cash and shares of Antero Resources’ common stock, at Antero Resources’ election, in the manner and subject to the terms and conditions provided in the indenture governing the 2026 Convertible Notes. The 2026 Convertible Notes have met the Stock Price Condition allowing holders of the 2026 Convertible Notes to exercise their conversion right as of March 31, 2023.

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Conversions and Inducements

During the three months ended March 31, 2023, $9 million aggregate principal amount of the 2026 Convertible Notes were converted pursuant to their terms, and an additional $9 million aggregate principal amount of the 2026 Convertible Notes were induced into conversion by the Company. The Company elected to settle these conversions by issuing 4 million shares of common stock to the noteholders together with a cash inducement premium of $0.1 million.

The 2026 Convertible Notes consist of the following (in thousands):

		(Unaudited)
	December 31,	March 31,
	2022	2023
Principal	$56,932	39,426
Less: unamortized debt issuance costs	(1,159)	(753)
Net carrying value	$55,773	38,673

Interest expense recognized on the 2026 Convertible Notes related to the stated interest rate, and amortization of debt issuance costs totaled $1 million for each of the three months ended March 31, 2022 and 2023.

(g)	Debt Repurchase Program

During the three months ended March 31, 2022, the Company redeemed the remaining $585 million aggregate principal amount of its 2025 Notes at a redemption price of 101.25% of the principal amount thereof, plus accrued and unpaid interest and recognized a loss on early debt extinguishment of $11 million.

(8) Asset Retirement Obligations

The following table presents a reconciliation of the Company’s asset retirement obligations (in thousands):

Asset retirement obligations—December 31, 2022	$59,485
Obligations incurred	248
Accretion expense	878
Settlement of obligations	(308)
Revisions to prior estimates	196
Asset retirement obligations—March 31, 2023	$60,499

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

outstanding under either the 2013 Plan as of June 17, 2020 or are granted under the 2020 Plan (other than stock options and stock appreciation rights), will again be available for new awards under the 2020 Plan.

A total of 6,196,477 shares were available for future grant under the 2020 Plan as of March 31, 2023.

Antero Midstream Partners LP’s (“Antero Midstream Partners”) general partner was authorized to grant up to 10,000,000 common units representing limited partner interests in Antero Midstream Partners under the Antero Midstream Partners LP Long-Term Incentive Plan (the “AMP Plan”) to non-employee directors of its general partner and certain officers, employees and consultants of Antero Midstream Partners and its affiliates (which includes Antero Resources). Antero Resources deconsolidated Antero Midstream Partners on March 12, 2019, and on such date, each outstanding phantom unit award under the AMP Plan was assumed by Antero Midstream and converted into 1.8926 RSUs (all such RSUs, the “Converted AM RSU Awards”) under the Antero Midstream Corporation Long Term Incentive Plan (the “AM Plan”). Each RSU award under the AM Plan represented a right to receive one share of Antero Midstream common stock. As of March 31, 2023, all Converted AM RSU Awards were fully vested.

The Company’s equity-based compensation expense, by type of award, is as follows (in thousands):

	Three Months Ended March 31,
	2022	2023
RSU awards	$2,720	7,262
PSU awards	1,419	5,405
Converted AM RSU Awards (1)	160	1
Equity awards issued to directors	350	350
Total expense	$4,649	13,018
(1)	Antero Resources recognized compensation expense for equity awards granted under both the 2013 Plan and the AMP Plan because the awards under the AMP Plan are accounted for as if they are distributed by Antero Midstream Partners to Antero Resources. Antero Resources allocates a portion of equity-based compensation expense related to grants prior to March 12, 2019 (date of deconsolidation) to Antero Midstream Partners based on its proportionate share of Antero Resources’ labor costs. As of March 31, 2023, all Converted AM RSU Awards were fully vested, and there is no remaining unamortized expense attributable to these awards.
(a)	Restricted Stock Unit Awards

A summary of RSU activity is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Total awarded and unvested—December 31, 2022	4,676,219	$15.29
Granted	1,425,619	25.98
Vested	(892,595)	3.20
Forfeited	(58,898)	22.46
Total awarded and unvested—March 31, 2023	5,150,345	$20.27

As of March 31, 2023, there was $84 million of unamortized equity-based compensation expense related to unvested RSUs. That expense is expected to be recognized over a weighted average period of 2.5 years.

(b)	Performance Share Unit Awards

Performance Share Unit Awards Based on Total Shareholder Return

In March 2023, the Company granted PSU awards to certain of its senior management and executive officers that vest based on Antero Resources’ absolute total shareholder return determined as of the last day of each of three one-year performance periods ending on March 7, 2024, March 7, 2025 and March 7, 2026, and one cumulative three-year performance period ending on March 7, 2026, in each case, subject to certain continued employment criteria (“2023 Absolute TSR PSUs”). The number of shares of common stock that may ultimately be earned following the end of the cumulative three-year performance period with respect to the 2023 Absolute TSR PSUs ranges from zero to 200% of the target number of 2023

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Absolute TSR PSUs originally granted. Expense related to these PSUs is recognized on a graded-vested basis over the term of each performance period. Forfeitures are accounted for as they occur by reversing the expense previously recognized for awards that were forfeited during the period.

The following table presents the assumptions used in the Monte Carlo valuation model and the grant date fair value information for the 2023 Absolute TSR PSUs:

Dividend yield	—%
Volatility	82%
Risk-free interest rate	4.61%
Weighted average fair value of awards granted—Absolute TSR	$33.96

Performance Share Unit Awards Based on Leverage Ratio

In March 2023, the Company granted PSUs to certain of its senior management and executive officers that vest based on the Company’s total debt less cash and cash equivalents divided by the Company’s Adjusted EBITDAX (as defined in the award agreement) determined as of the last day of each of three one-year performance periods ending on December 31, 2023, December 31, 2024 and December 31, 2025, in each case, subject to certain continued employment criteria (“2023 Leverage Ratio PSUs”). The number of shares of common stock that may ultimately be earned following the end of the third performance period with respect to the 2023 Leverage Ratio PSUs ranges from zero to 200% of the target number of 2023 Leverage Ratio PSUs originally granted. Expense related to the 2023 Leverage Ratio PSUs is recognized on a graded-vested basis over the term of each performance period that reflects the number of shares of common stock that are expected to be issued at the end of each measurement period, and such expense is reversed if the likelihood of achieving the performance condition becomes improbable. As of March 31, 2023, the likelihood of achieving the performance conditions related to the 2023 Leverage Ratio PSUs was probable.

Summary Information for Performance Share Unit Awards

A summary of PSU activity is as follows:

		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Total awarded and unvested—December 31, 2022	1,329,725	$23.18
Granted	417,466	28.51
Vested	—	—
Total awarded and unvested—March 31, 2023	1,747,191	$24.45

As of March 31, 2023, there was $41 million of unamortized equity-based compensation expense related to unvested PSUs. That expense is expected to be recognized over a weighted average period of 1.8 years.

(c)	Converted AM RSU Awards

A summary of the Converted AM RSU Awards is as follows:

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value
Total awarded and unvested—December 31, 2022	2,827	$12.38
Vested	(2,827)	12.38
Total awarded and unvested—March 31, 2023	—	$—

As of March 31, 2023, all Converted AM RSU Awards were fully vested resulting in no unamortized equity-based compensation expense.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(d)	Cash Awards

In January 2020, the Company granted cash awards of $3 million to certain executives under the 2013 Plan, and compensation expense for these awards was recognized ratably over the vesting period for each of three tranches through January 20, 2023. In July 2020, the Company granted additional cash awards in the aggregate of $3 million to certain non-executive employees under the 2020 Plan that vest ratably over four years. As of December 31, 2022 and March 31, 2023, the Company has recorded $1 million in Other liabilities in the condensed consolidated balance sheets related to unvested cash awards.

(10) Fair Value

The carrying values of accounts receivable and accounts payable as of December 31, 2022 and March 31, 2023 approximated market values because of their short-term nature. The carrying values of the amounts outstanding under the Credit Facility as of December 31, 2022 and March 31, 2023 approximated fair value because the variable interest rates are reflective of current market conditions.

The following table sets forth the fair value and carrying value of the senior notes and 2026 Convertible Notes (in thousands):

			(Unaudited)
	December 31, 2022		March 31, 2023
	Fair	Carrying	Fair	Carrying
	Value (1)	Value (2)	Value (1)	Value (2)
2026 Notes	$100,987	96,123	100,987	96,179
2029 Notes	410,860	402,872	415,257	403,011
2030 Notes	556,260	593,908	556,500	594,083
2026 Convertible Notes	406,039	55,773	209,135	38,673
Total	$1,474,146	1,148,676	1,281,879	1,131,946
(1)	Fair values are based on Level 2 market data inputs.
(2)	Carrying values are presented net of unamortized debt issuance costs and debt discounts or premiums.

See Note 9—Equity-Based Compensation and Cash Awards to the unaudited condensed consolidated financial statements for information regarding the fair value of equity-based awards. See Note 11—Derivative Instruments to the unaudited condensed consolidated financial statements for information regarding the fair value of derivative financial instruments.

(11) Derivative Instruments

The Company is exposed to certain risks relating to its ongoing business operations, and it may use derivative instruments to manage its commodity price risk.  In addition, the Company periodically enters into contracts that contain embedded features that are required to be bifurcated and accounted for separately as derivatives.

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

The Company was party to various fixed price commodity swap contracts that settled during the three months ended March 31, 2022 and 2023. The Company enters into these swap contracts when management believes that favorable future sales prices for the Company’s production can be secured. Under these swap agreements, when actual commodity prices upon settlement exceed the fixed price provided by the swap contracts, the Company pays the difference to the counterparty. When actual commodity prices upon settlement are less than the contractually provided fixed price, the Company receives the difference from the counterparty. In addition, the Company has entered into basis swap contracts in order to hedge the

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

difference between the New York Mercantile Exchange (“NYMEX”) index price and a local index price. Under these basis swap agreements, when actual commodity prices upon settlement exceed the fixed price provided by the swap contracts, the Company receives the difference from the counterparty. When actual commodity prices upon settlement are less than the contractually provided fixed price, the Company pays the difference to the counterparty.

The Company’s derivative contracts have not been designated as hedges for accounting purposes; therefore, all gains and losses are recognized in the Company’s statements of operations.

As of March 31, 2023, the Company’s fixed price swap positions excluding Martica, the Company’s consolidated VIE, were as follows:

				Weighted
				Average
Commodity / Settlement Period	Index	Contracted Volume		Price
Natural Gas
April-December 2023	Henry Hub	43,000	MMBtu/day	$2.37	/MMBtu

The Company has a call option and an embedded put option tied to NYMEX pricing for the production volumes associated with the Company’s retained interest in the volumetric production payment transaction (“VPP”) properties. The put option was embedded within another contract, and since the embedded put option was not clearly and closely related to its host contract, the Company bifurcated this derivative instrument and reflects it at fair value in the unaudited condensed consolidated financial statements. As of March 31, 2023, the Company’s call option and embedded put option arrangements were as follows:

						Embedded
				Call Option		Put Option
Commodity / Settlement Period	Index	Contracted Volume		Strike Price		Strike Price
Natural Gas
April-December 2023	Henry Hub	55,000	MMBtu/day	$2.466	/MMBtu	$2.466	/MMBtu
January-December 2024	Henry Hub	53,000	MMBtu/day	2.477	/MMBtu	2.527	/MMBtu
January-December 2025	Henry Hub	44,000	MMBtu/day	2.564	/MMBtu	2.614	/MMBtu
January-December 2026	Henry Hub	32,000	MMBtu/day	2.629	/MMBtu	2.679	/MMBtu

As of March 31, 2023, the Company’s natural gas basis swap positions, which settle on the pricing index to basis differential of the Columbia Gas Transmission pipeline (“TCO”) to the NYMEX Henry Hub natural gas price were as follows:

				Weighted Average
Commodity / Settlement Period	Index to Basis Differential	Contracted Volume		Hedged Differential
Natural Gas
April-December 2023	NYMEX to TCO	50,000	MMBtu/day	$0.525	/MMBtu
January-December 2024	NYMEX to TCO	50,000	MMBtu/day	0.530	/MMBtu

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

As of March 31, 2023, the Company’s fixed price swap positions for Martica, the Company’s consolidated VIE, were as follows:

				Weighted
				Average
Commodity / Settlement Period	Index	Contracted Volume		Price
Natural Gas
April-December 2023	Henry Hub	33,955	MMBtu/day	$2.35	/MMBtu
January-December 2024	Henry Hub	23,885	MMBtu/day	2.33	/MMBtu
January-March 2025	Henry Hub	18,021	MMBtu/day	2.53	/MMBtu

Natural Gasoline
April-December 2023	Mont Belvieu Natural Gasoline-OPIS Non-TET	240	Bbl/day	40.74	/Bbl

Oil
April-December 2023	West Texas Intermediate	88	Bbl/day	44.85	/Bbl
January-December 2024	West Texas Intermediate	43	Bbl/day	44.02	/Bbl
January-March 2025	West Texas Intermediate	39	Bbl/day	45.06	/Bbl

(b)	Summary

The table below presents a summary of the fair values of the Company’s derivative instruments and where such values are recorded in the condensed consolidated balance sheets (in thousands).

			(Unaudited)
	Balance Sheet	December 31,	March 31,
	Location	2022	2023
Asset derivatives not designated as hedges for accounting purposes:
Commodity derivatives—current	Derivative instruments	$—	397
Embedded derivatives—current	Derivative instruments	1,900	5,845
Embedded derivatives—noncurrent	Derivative instruments	9,844	9,825

Total asset derivatives (1)		11,744	16,067

Liability derivatives not designated as hedges for accounting purposes:
Commodity derivatives—current (2)	Derivative instruments	97,765	28,716
Commodity derivatives—noncurrent (2)	Derivative instruments	345,280	75,854

Total liability derivatives (1)		443,045	104,570

Net derivatives liability (1)		$(431,301)	(88,503)
(1)	The fair value of derivative instruments was determined using Level 2 inputs.
(2)	As of December 31, 2022, $47 million of commodity derivative liabilities, including $28 million of current commodity derivatives and $19 million of noncurrent commodity derivatives, are attributable to the Company’s consolidated VIE, Martica. As of March 31, 2023, $19 million of commodity derivative liabilities, including $9 million of current commodity derivatives and $10 million of noncurrent commodity derivatives, are attributable to the Company’s consolidated VIE, Martica.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

The following table sets forth the gross values of recognized derivative assets and liabilities, the amounts offset under master netting arrangements with counterparties, and the resulting net amounts presented in the condensed consolidated balance sheets as of the dates presented, all at fair value (in thousands):

				(Unaudited)
	December 31, 2022			March 31, 2023
			Net Amounts of			Net Amounts of
	Gross	Gross	Assets	Gross	Gross	Assets
	Amounts	Amounts Offset	(Liabilities) on	Amounts	Amounts Offset	(Liabilities) on
	Recognized	Recognized	Balance Sheet	Recognized	Recognized	Balance Sheet
Commodity derivative assets	$276	(276)	—	$3,043	(2,646)	397
Embedded derivative assets	11,744	—	11,744	15,670	—	15,670
Commodity derivative liabilities	(443,321)	276	(443,045)	(107,216)	2,646	(104,570)

The following table sets forth a summary of derivative fair value gains and losses and where such values are recorded in the unaudited condensed consolidated statements of operations (in thousands):

	Statement of
	Operations	Three Months Ended March 31,
	Location	2022	2023
Commodity derivative fair value gains (losses) (1)	Revenue	$(994,483)	127,080
Embedded derivative fair value gains (losses) (1)	Revenue	$(16,897)	(888)
(1)	The fair value of derivative instruments was determined using Level 2 inputs.

Commodity derivative fair value gains (losses) for the three months ended March 31, 2023, includes a loss of $202 million related to the early settlement of the Company’s natural gas swaption agreement.  The payment for this early settlement is classified as an operating cash flow on the Company’s condensed consolidated statement of cash flows.

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

(a)	Supplemental Balance Sheet Information Related to Leases

The Company’s lease assets and liabilities consisted of the following items (in thousands):

			(Unaudited)
		December 31,	March 31,
Leases	Balance Sheet Classification	2022	2023
Operating Leases
Operating lease right-of-use assets:
Processing plants	Operating lease right-of-use assets	$1,849,116	1,791,025
Drilling rigs and completion services	Operating lease right-of-use assets	85,405	68,932
Gas gathering lines and compressor stations (1)	Operating lease right-of-use assets	1,463,756	1,497,721
Office space	Operating lease right-of-use assets	41,822	40,790
Vehicles	Operating lease right-of-use assets	756	434
Other office and field equipment	Operating lease right-of-use assets	3,476	3,092
Total operating lease right-of-use assets		$3,444,331	3,401,994

Short-term operating lease obligation	Short-term lease liabilities	$556,137	552,806
Long-term operating lease obligation	Long-term lease liabilities	2,888,194	2,849,188
Total operating lease obligation		$3,444,331	3,401,994

Finance Leases
Finance lease right-of-use assets:
Vehicles	Other property and equipment	$2,159	3,109
Total finance lease right-of-use assets (2)		$2,159	3,109

Short-term finance lease obligation	Short-term lease liabilities	$499	726
Long-term finance lease obligation	Long-term lease liabilities	1,660	2,383
Total finance lease obligation		$2,159	3,109
(1)	Gas gathering lines and compressor stations includes $1.4 billion and $1.5 billon related to Antero Midstream as of December 31, 2022 and March 31, 2023, respectively. See “—Related party lease disclosure” for additional discussion.
(2)	Financing lease assets are recorded net of accumulated amortization of $1 million as of December 31, 2022 and March 31, 2023.

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(b)	Supplemental Information Related to Leases

Costs associated with operating and finance leases were included in the unaudited condensed consolidated statement of operations and comprehensive loss (in thousands):

			Three Months Ended March 31,
Cost	Classification	Location	2022	2023
Operating lease cost	Statement of operations	Gathering, compression, processing and transportation	$365,834	381,283
Operating lease cost	Statement of operations	General and administrative	2,867	2,937
Operating lease cost	Statement of operations	Contract termination	—	1,122
Operating lease cost	Statement of operations	Lease operating	45	21
Operating lease cost	Balance sheet	Proved properties (1)	7,759	39,770
Total operating lease cost			$376,505	425,133

Finance lease cost:
Amortization of right-of-use assets	Statement of operations	Depletion, depreciation and amortization	$118	92
Interest on lease liabilities	Statement of operations	Interest expense	14	114
Total finance lease cost			$132	206

Short-term lease payments			$48,760	37,701
(1)	Capitalized costs related to drilling and completion activities.

(c)	Supplemental Cash Flow Information Related to Leases

The following table presents the Company’s supplemental cash flow information related to leases (in thousands):

	Three Months Ended March 31,
	2022	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$305,841	315,665
Operating cash flows from finance leases	—	114
Investing cash flows from operating leases	6,037	32,880
Financing cash flows from finance leases	134	158

Noncash activities:
Right-of-use assets obtained in exchange for new operating lease obligations	$5,321	51,208
Increase (decrease) to existing right-of-use assets and lease obligations from operating lease modifications, net (1)	$(25,926)	40,130
(1)	During the three months ended March 31, 2022, the weighted average discount rate for remeasured operating leases decreased from 6.3% as of December 31, 2021 to 3.6% as of March 31, 2022. During the three months ended March 31, 2023, the weighted average discount rate for remeasured operating leases increased from 5.2% as of December 31, 2022 to 5.8% as of March 31, 2023.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(d)	Maturities of Lease Liabilities

The table below is a schedule of future minimum payments for operating and financing lease liabilities as of March 31, 2023 (in thousands):

	Operating Leases	Financing Leases	Total
2023	$561,359	891	562,250
2024	685,290	1,181	686,471
2025	609,654	1,139	610,793
2026	556,196	804	557,000
2027	457,972	38	458,010
Thereafter	1,252,713	—	1,252,713
Total lease payments	4,123,184	4,053	4,127,237
Less: imputed interest	(721,190)	(944)	(722,134)
Total	$3,401,994	3,109	3,405,103

(e)	Lease Term and Discount Rate

The following table sets forth the Company’s weighted average remaining lease term and discount rate:

	December 31, 2022		March 31, 2023
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term	7.2 years	3.5 years	7.0 years	3.5 years
Weighted average discount rate	5.3%	7.4%	5.6%	8.0%

(f)	Related Party Lease Disclosure

The Company has gathering and compression service agreements with Antero Midstream that include: (i) the second amended and restated gathering and compression agreement dated December 8, 2019 (the “2019 gathering and compression agreement”), (ii) gathering and compression agreements from Antero Midstream’s acquisition of certain Marcellus gathering and compression assets (the “Marcellus gathering and compression agreements”) and (iii) a compression agreement from Antero Midstream’s acquisition of certain Utica compressors (the “Utica compression agreement” and, together with the 2019 gathering and compression agreement and the Marcellus gathering and compression agreements, the “gathering and compression agreements”). Pursuant to the gathering and compression agreements with Antero Midstream, the Company has dedicated substantially all of its current and future acreage in West Virginia, Ohio and Pennsylvania to Antero Midstream for gathering and compression services. The 2019 gathering and compression agreement has an initial term through 2038, the Marcellus gathering and compression agreements expire between 2024 and 2031, and the Utica compression agreement has two dedicated areas that expire in 2024 and 2030. Upon expiration of each of the Marcellus gathering and compression agreements and the Utica compression agreement, Antero Midstream will continue to provide gathering and compression services under the 2019 gathering and compression agreement.

Under the gathering and compression agreements, Antero Midstream receives a low-pressure gathering fee per Mcf, a high-pressure gathering fee per Mcf and a compression fee per Mcf, as applicable, subject to annual adjustments based on the consumer price index. If and to the extent the Company requests that Antero Midstream construct new low pressure lines, high pressure lines and compressor stations, the 2019 gathering and compression agreement contains options at Antero Midstream’s election for either (i) minimum volume commitments that require Antero Resources to utilize or pay for 75% of the high pressure gathering capacity and 70% of the compression capacity of the requested capacity of such new construction for 10 years or (ii) a cost of service fee that allows the Antero Midstream to earn a 13% rate of return on such new construction over seven years. In addition, certain of the Marcellus gathering and compression agreements provide for a minimum volume commitment that requires the Company to utilize or pay for 25% of the capacity of new compressor station construction for 10 years.

The 2019 gathering and compression agreement includes a growth incentive fee program whereby low-pressure gathering fees will be reduced from 2020 through 2023 to the extent the Company achieves certain quarterly volumetric targets. The Company’s throughput gathered under the Marcellus gathering and compression agreements is not considered in low pressure gathering volume targets. Upon completion of the initial contract term, the 2019 gathering and compression agreement will continue in effect from year to year until such time as the agreement is terminated, effective upon an

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

anniversary of the effective date of the agreement, by either the Company or Antero Midstream on or before the 180th day prior to the anniversary of such effective date. The Company earned fee rebates for the three months ended March 31, 2022 and 2023 of $12 million.

Gathering and compression fees paid by Antero related to these agreements were $163 million and $176 million for the three months ended March 31, 2022 and 2023, respectively. As of December 31, 2022 and March 31, 2023, $59 million and $70 million, respectively, was included within Accounts payable, related parties on the condensed consolidated balance sheet as due to Antero Midstream related to these agreements.

(13) Commitments

The following table sets forth a schedule of future minimum payments for the Company’s contractual obligations, which include leases that have a lease term in excess of one year as of March 31, 2023 (in thousands):

		Processing,
		Gathering,
	Firm	Compression	Operating and	Imputed Interest
	Transportation	and Water Service	Financing Leases	for Leases	Other
	(a)	(b)	(c)	(c)	(d)	Total
Remainder of 2023	$886,835	53,618	426,736	135,514	641	1,503,344
2024	1,145,151	62,892	532,603	153,869	—	1,894,515
2025	1,131,583	51,545	486,033	124,760	—	1,793,921
2026	1,129,147	18,368	459,014	97,985	—	1,704,514
2027	1,124,462	17,080	384,371	73,639	—	1,599,552
Thereafter	5,465,800	85,209	1,116,346	136,367	—	6,803,722
Total	$10,882,978	288,712	3,405,103	722,134	641	15,299,568

(a)	Firm Transportation

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

The Company incurs costs associated with the delay or cancellation of certain contracts with third-parties. These costs are recorded in Contract termination and included in the statement of operations and comprehensive income (loss). During the three months ended March 31, 2023, the Company executed an early termination of its firm transportation commitment of 200,000 MMBtu per day on the Equitrans pipeline and made a cash payment of $24 million. There are no remaining payment obligations related to these delayed or cancelled contracts as of March 31, 2023.

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(b)	Reportable Segments Financial Information

The operating results and assets of the Company’s reportable segments were as follows (in thousands):

	Three Months Ended March 31, 2022
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream	Affiliate	Total
Sales and revenues:
Third-party	$717,283	69,038	395	(395)	786,321
Intersegment	519	—	218,096	(218,096)	519
Total revenue	717,802	69,038	218,491	(218,491)	786,840

Operating expenses:
Lease operating	17,780	—	—	—	17,780
Gathering, compression, processing, transportation and water handling	590,278	—	42,012	(42,012)	590,278
General and administrative	35,691	—	17,931	(17,931)	35,691
Depletion, depreciation and amortization	168,388	—	28,300	(28,300)	168,388
Impairment of property and equipment	22,462	—	—	—	22,462
Other	57,944	98,896	1,094	(1,094)	156,840
Total operating expenses	892,543	98,896	89,337	(89,337)	991,439
Operating income (loss)	$(174,741)	(29,858)	129,154	(129,154)	(204,599)
Equity in earnings of unconsolidated affiliates	$25,178	—	23,232	(23,232)	25,178
Capital expenditures for segment assets	$215,876	—	84,267	(84,267)	215,876

	Three Months Ended March 31, 2023
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream	Affiliate	Total
Sales and revenues:
Third-party	$1,349,476	58,529	272	(272)	1,408,005
Intersegment	343	—	259,203	(259,203)	343
Total revenue	1,349,819	58,529	259,475	(259,475)	1,408,348

Operating expenses:
Lease operating	29,321	—	—	—	29,321
Gathering, compression, processing, transportation and water handling	645,172	—	57,873	(57,873)	645,172
General and administrative	57,261	—	17,347	(17,347)	57,261
Depletion, depreciation and amortization	167,582	—	35,196	(35,196)	167,582
Impairment of property and equipment	15,560	—	—	—	15,560
Other	56,838	105,124	714	(714)	161,962
Total operating expenses	971,734	105,124	111,130	(111,130)	1,076,858
Operating income (loss)	$378,085	(46,595)	148,345	(148,345)	331,490
Equity in earnings of unconsolidated affiliates	$17,681	—	24,456	(24,456)	17,681
Capital expenditures for segment assets	$351,312	—	42,279	(42,279)	351,312

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

The summarized assets of the Company’s reportable segments are as follows (in thousands):

	As of December 31, 2022
				Elimination of
			Equity Method	Intersegment
	Exploration		Investment in	Transactions and
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream	Affiliate	Total
Investments in unconsolidated affiliates	$220,429	—	652,767	(652,767)	220,429
Total assets	14,081,077	36,962	5,791,320	(5,791,320)	14,118,039

	(Unaudited)
	As of March 31, 2023
				Elimination of
			Equity Method	Intersegment
	Exploration		Investment in	Transactions and
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream	Affiliate	Total
Investments in unconsolidated affiliates	$219,515	—	643,118	(643,118)	219,515
Total assets	13,855,955	15,191	5,779,728	(5,779,728)	13,871,146

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Balance Sheet
		(Unaudited)
	December 31, 2022	March 31, 2023
Current assets	$739,104	408,791
Noncurrent assets	12,663,911	12,782,007
Total assets	$13,403,015	13,190,798

Accounts payable, related parties	$80,708	99,784
Other current liabilities	1,668,426	1,386,904
Total current liabilities	1,749,134	1,486,688
Noncurrent liabilities	5,306,539	5,192,664
Total liabilities	$7,055,673	6,679,352

Statement of Operations

		Three Months Ended
		March 31, 2023
Revenues		$1,348,658
Operating expenses		1,064,939
Income from operations		283,719
Net income and comprehensive income including noncontrolling interests		213,431
Net income and comprehensive income attributable to Antero Resources Corporation		$213,431

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

We have assembled a portfolio of long-lived properties that are characterized by what we believe to be low geologic risk and repeatability. Our drilling opportunities are focused in the Appalachian Basin. As of March 31, 2023, we held approximately 512,000 net acres in the Appalachian Basin.

Market Conditions and Business Trends

Commodity Markets

Prices for natural gas, NGLs and oil that we produce significantly impact our revenues and cash flows. Natural gas, NGLs and oil benchmark prices decreased significantly during the three months ended March 31, 2023 as compared to the same period of 2022. As a result, we experienced a decrease in price realizations during the three months ended March 31, 2023. We monitor the economic factors that impact natural gas, NGLs and oil prices, including domestic and foreign supply and demand indicators, domestic and foreign commodity inventories, the actions of Organization of Petroleum Exporting Countries and other large producing nations and the current Russia-Ukraine conflict, among others. In the current economic environment, we expect that commodity prices for some or all of the commodities we produce could remain volatile. This volatility is beyond our control and may adversely impact our business, financial condition, results of operations and future cash flows.

The following table details the average benchmark natural gas and oil prices:

	Three Months Ended March 31,
	2022	2023
Henry Hub (1) ($/Mcf)	$4.95	3.42
West Texas Intermediate (2) ($/Bbl)	94.29	76.13
(1)	NYMEX first of month average natural gas price.
(2)	Energy Information Administration calendar month average settled futures price.

Hedge Position

Antero Resources (Excluding Martica)

We are exposed to certain commodity price risks relating to our ongoing business operations, and we use derivative instruments as we deem necessary to manage such risks.  In addition, we periodically enter into contracts that contain embedded features that are required to be bifurcated and accounted for separately as derivatives. Due to our improved liquidity and leverage position as compared to past levels, the percentage of our expected production that we hedge has decreased. For the three months ended March 31, 2022 and 2023, 36% and 2%, respectively, of our production was hedged through fixed price commodity swaps. Assuming our 2023 production is the same as our production in 2022, 1% of our production for 2023 will be hedged through fixed price commodity swaps. The tables and narrative below exclude derivative instruments attributable to Martica, our consolidated VIE, since all gains or losses from such contracts are fully attributable to the noncontrolling interests in Martica.

As of March 31, 2023, our fixed price natural gas swap positions excluding Martica were as follows:

				Weighted
				Average
Commodity / Settlement Period	Index	Contracted Volume		Price
Natural Gas
April-December 2023	Henry Hub	12	Bcf	$2.37	/MMBtu

As of March 31, 2023, our natural gas basis swap positions settle on the pricing index to basis differential of the Columbia Gas Transmission pipeline (“TCO”) to the NYMEX Henry Hub natural gas price were as follows:

				Weighted Average
Commodity / Settlement Period	Index to Basis Differential	Contracted Volume		Hedged Differential
Natural Gas
April-December 2023	NYMEX to TCO	14	Bcf	$0.525	/MMBtu
January-December 2024	NYMEX to TCO	18	Bcf	0.530	/MMBtu
		32	Bcf	0.53	/MMBtu

We have a call option and an embedded put option tied to NYMEX pricing for the production volumes associated with the Company’s retained interest in the VPP properties. As of March 31, 2023, our call option and embedded put option arrangements were as follows:

						Embedded
				Call Option		Put Option
Commodity / Settlement Period	Index	Contracted Volume		Strike Price		Strike Price
Natural Gas
April-December 2023	Henry Hub	15	Bcf	$2.466	/MMBtu	$2.466	/MMBtu
January-December 2024	Henry Hub	19	Bcf	2.477	/MMBtu	2.527	/MMBtu
January-December 2025	Henry Hub	16	Bcf	2.564	/MMBtu	2.614	/MMBtu
January-December 2026	Henry Hub	12	Bcf	2.629	/MMBtu	2.679	/MMBtu
		62	Bcf	2.525	/MMBtu	2.563	/MMBtu

In addition, we had a swaption agreement, which entitled the counterparty the right, but not the obligation, to enter into a fixed price swap agreement for 156 Bcf at a price of $2.77 per MMBtu for the year ending December 31, 2024. In January 2023, we executed an early settlement of this swaption agreement and made a cash payment of $202 million, which was funded by cash flows from operations and borrowings under our Credit Facility.

As of March 31, 2023, the estimated fair value of our commodity derivative contracts, excluding Martica, was a net liability of $70 million. See Note 11—Derivative Instruments to the unaudited condensed consolidated financial statements for more information.

Martica

Our consolidated VIE, Martica, also maintains a portfolio of fixed swap natural gas, NGLs and oil derivatives for the benefit of the noncontrolling interests in Martica. As such, all gains and losses attributable to Martica’s derivative portfolio are fully attributable to the noncontrolling interests in Martica. As of March 31, 2023, Martica’s fixed price natural gas, NGLs and oil swap positions were as follows:

				Weighted
				Average
Commodity / Settlement Period	Index	Contracted Volume		Price
Natural Gas
April-December 2023	Henry Hub	9	Bcf	$2.35	/MMBtu
January-December 2024	Henry Hub	9	Bcf	2.33	/MMBtu
January-March 2025	Henry Hub	2	Bcf	2.53	/MMBtu
		20	Bcf	2.35	/MMBtu

Natural Gasoline
April-December 2023	Mont Belvieu Natural Gasoline-OPIS Non-TET	66,080	Bbl	40.74	/Bbl

Oil
April-December 2023	West Texas Intermediate	24,102	Bbl	44.85	/Bbl
January-December 2024	West Texas Intermediate	15,699	Bbl	44.02	/Bbl
January-March 2025	West Texas Intermediate	3,535	Bbl	45.06	/Bbl
		43,336	Bbl	44.57	/Bbl

As of March 31, 2023, the estimated fair value of Martica’s commodity derivative contracts was a net liability of $19 million. See Note 11—Derivative Instruments to the unaudited condensed consolidated financial statements for more information.

Economic Indicators

The economy is experiencing elevated inflation levels as a result of global supply and demand imbalances, where global demand continues to outpace current supplies. For example, the BLS Consumer Price Index (“CPI”) for all urban consumers increased 5% from March 2022 to March 2023 as compared to the Federal Reserve’s stated goal of 2%. In order to manage the inflation risk currently present in the United States’ economy, the Federal Reserve has utilized monetary policy in the form of interest rate increases in an effort to bring the inflation rate in line with its stated goal of 2% on a long-term basis.

The economy also continues to be impacted by the effects of global events and the aftermath of the COVID-19 pandemic, among other factors. These events have often caused global supply chain disruptions with additional pressure due to trade sanctions on Russia and other global trade restrictions, among others. However, our supply chain has not experienced any significant interruptions as a result of such events.

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

Results of Operations

We have three operating segments: (i) the exploration, development and production of natural gas, NGLs and oil; (ii) marketing and utilization of excess firm transportation capacity; and (iii) midstream services through our equity method investment in Antero Midstream. Revenues from Antero Midstream’s operations were primarily derived from intersegment transactions for services provided to our exploration and production operations by Antero Midstream. All intersegment transactions were eliminated upon consolidation, including revenues from water handling services provided by Antero Midstream, which we capitalized as proved property development costs. Marketing revenues are primarily derived from activities to purchase and sell third-party natural gas and NGLs and to market and utilize excess firm transportation capacity. See Note 16—Reportable Segments to the unaudited condensed consolidated financial statements for more information.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2023

The operating results of our reportable segments were as follows (in thousands):

	Three Months Ended March 31, 2022
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream	Affiliate	Total
Revenue and other:
Natural gas sales	$995,792	—	—	—	995,792
Natural gas liquids sales	660,305	—	—	—	660,305
Oil sales	63,294	—	—	—	63,294
Commodity derivative fair value losses	(1,011,380)	—	—	—	(1,011,380)
Gathering, compression and water handling	—	—	218,491	(218,491)	—
Marketing	—	69,038	—	—	69,038
Amortization of deferred revenue, VPP	9,272	—	—	—	9,272
Other revenue and income	519	—	—	—	519
Total revenue	717,802	69,038	218,491	(218,491)	786,840

Operating expenses:
Lease operating	17,780	—	—	—	17,780
Gathering and compression	201,462	—	17,182	(17,182)	201,462
Processing	190,601	—	—	—	190,601
Transportation	198,215	—	—	—	198,215
Water handling	—	—	24,830	(24,830)	—
Production and ad valorem taxes	52,808	—	—	—	52,808
Marketing	—	98,896	—	—	98,896
Exploration and mine expenses	898	—	—	—	898
General and administrative (excluding equity-based compensation)	31,042	—	15,099	(15,099)	31,042
Equity-based compensation	4,649	—	2,832	(2,832)	4,649
Depletion, depreciation and amortization	168,388	—	28,300	(28,300)	168,388
Impairment of property and equipment	22,462	—		—	22,462
Accretion of asset retirement obligations	2,444	—	64	(64)	2,444
Contract termination and other operating expenses	8	—	1,148	(1,148)	8
Loss (gain) on sale of assets	1,786	—	(118)	118	1,786
Total operating expenses	892,543	98,896	89,337	(89,337)	991,439
Operating income (loss)	$(174,741)	(29,858)	129,154	(129,154)	(204,599)

Equity in earnings of unconsolidated affiliates	$25,178	—	23,232	(23,232)	25,178

	Three Months Ended March 31, 2023
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream	Affiliate	Total
Revenue and other:
Natural gas sales	$668,315	—	—	—	668,315
Natural gas liquids sales	495,435	—	—	—	495,435
Oil sales	51,811	—	—	—	51,811
Commodity derivative fair value gains	126,192	—	—	—	126,192
Gathering, compression and water handling	—	—	259,475	(259,475)	—
Marketing	—	58,529	—	—	58,529
Amortization of deferred revenue, VPP	7,533	—	—	—	7,533
Other revenue and income	533	—	—	—	533
Total revenue	1,349,819	58,529	259,475	(259,475)	1,408,348

Operating expenses:
Lease operating	29,321	—	—	—	29,321
Gathering and compression	212,604	—	24,118	(24,118)	212,604
Processing	237,268	—	.	—	237,268
Transportation	195,300	—	—	—	195,300
Water handling	—	—	33,755	(33,755)	—
Production and ad valorem taxes	49,276	—	—	—	49,276
Marketing	—	81,361	—	—	81,361
Exploration and mine expenses	763	—	—	—	763
General and administrative (excluding equity-based compensation)	44,243	—	11,020	(11,020)	44,243
Equity-based compensation	13,018	—	6,327	(6,327)	13,018
Depletion, depreciation and amortization	167,582	—	35,196	(35,196)	167,582
Impairment of property and equipment	15,560	—	—	—	15,560
Accretion of asset retirement obligations	878	—	44	(44)	878
Gain on sale of assets	(91)	—	(245)	245	(91)
Contract termination and other operating expenses	6,012	23,763	915	(915)	29,775
Total operating expenses	971,734	105,124	111,130	(111,130)	1,076,858
Operating income (loss)	$378,085	(46,595)	148,345	(148,345)	331,490

Equity in earnings of unconsolidated affiliates	$17,681	—	24,456	(24,456)	17,681

Exploration and Production Segment

The following table sets forth selected operating data of the exploration and production segment:

			Amount of
	Three Months Ended March 31,		Increase	Percent
	2022	2023	(Decrease)	Change
Production data (1) (2):
Natural gas (Bcf)	199	194	(5)	(3)%
C2 Ethane (MBbl)	4,005	6,141	2,136	53%
C3+ NGLs (MBbl)	9,638	9,857	219	2%
Oil (MBbl)	724	831	107	15%
Combined (Bcfe)	285	295	10	4%
Daily combined production (MMcfe/d)	3,165	3,274	109	3%
Average prices before effects of derivative settlements (3):
Natural gas (per Mcf)	$5.01	3.45	(1.56)	(31)%
C2 Ethane (per Bbl) (4)	$16.74	11.73	(5.01)	(30)%
C3+ NGLs (per Bbl)	$61.55	42.95	(18.60)	(30)%
Oil (per Bbl)	$87.45	62.35	(25.10)	(29)%
Weighted Average Combined (per Mcfe)	$6.04	4.13	(1.91)	(32)%
Average realized prices after effects of derivative settlements (3):
Natural gas (per Mcf)	$3.60	3.38	(0.22)	(6)%
C2 Ethane (per Bbl) (4)	$16.63	11.73	(4.90)	(29)%
C3+ NGLs (per Bbl)	$61.14	42.89	(18.25)	(30)%
Oil (per Bbl)	$86.76	61.90	(24.86)	(29)%
Weighted Average Combined (per Mcfe)	$5.03	4.08	(0.95)	(19)%
Average costs (per Mcfe):
Lease operating	$0.06	0.10	0.04	67%
Gathering and compression	$0.71	0.72	0.01	1%
Processing	$0.67	0.81	0.14	21%
Transportation	$0.70	0.66	(0.04)	(6)%
Production and ad valorem taxes	$0.19	0.17	(0.02)	(11)%
Marketing expense, net	$0.10	0.08	(0.02)	(20)%
Depletion, depreciation, amortization and accretion	$0.60	0.57	(0.03)	(5)%
General and administrative (excluding equity-based compensation)	$0.11	0.15	0.04	36%
(1)	Production data excludes volumes related to the VPP.
(2)	Oil and NGLs production was converted at 6 Mcf per Bbl to calculate total Bcfe production and per Mcfe amounts. This ratio is an estimate of the equivalent energy content of the products and may not reflect their relative economic value.
(3)	Average prices reflect the before and after effects of our settled commodity derivatives. Our calculation of such after effects includes gains (losses) on settlements of commodity derivatives, which do not qualify for hedge accounting because we do not designate or document them as hedges for accounting purposes.
(4)	The average realized price for the three months ended March 31, 2023 includes $6 million of proceeds related to a take-or-pay contract. Excluding the effect of these proceeds, the average realized price for ethane before and after the effects of derivatives would have been $10.76 per Bbl.

Natural gas sales. Revenues from sales of natural gas decreased from $996 million for the three months ended March 31, 2022 to $668 million for the three months ended March 31, 2023, a decrease of $328 million, or 33%. Lower commodity prices (excluding the effects of derivative settlements) during the three months ended March 31, 2023 accounted for an approximate $303 million decrease in year-over-year natural gas sales revenue (calculated as the change in the year-to-year average price times current year production volumes). Lower natural gas production volumes accounted for an approximate $25 million decrease in year-over-year natural gas sales revenue (calculated as the change in year-to-year volumes times the prior year average price).

NGLs sales. Revenues from sales of NGLs decreased from $660 million for the three months ended March 31, 2022 to $495 million for the three months ended March 31, 2023, a decrease of $165 million, or 25%. Lower commodity prices (excluding the effects of derivative settlements) during the three months ended March 31, 2023 accounted for an approximate $214 million decrease in year-over-year revenues (calculated as the change in the year-to-year average price times current year production volumes). Higher NGLs production volumes accounted for an approximate $49 million increase in year-over-year NGLs revenues (calculated as the change in year-to-year volumes times the prior year average price).

Oil sales. Revenues from sales of oil decreased from $63 million for the three months ended March 31, 2022 to $52 million for the three months ended March 31, 2023, a decrease of $11 million, or 18%. Lower oil prices, excluding the effects of derivative settlements, accounted for an approximate $21 million decrease in year-over-year oil revenues (calculated as the change in the year-to-year average price times current year production volumes). Higher oil production volumes during the three months ended March 31, 2023 accounted for an approximate $10 million increase in year-over-year oil revenues (calculated as the change in year-to-year volumes times the prior year average price).

Commodity derivative fair value gains (losses). Our commodity derivatives included variable price swap contracts, swaptions, basis swap contracts, call options and embedded put options. Because we do not designate these derivatives as accounting hedges, they do not receive hedge accounting treatment. Consequently, all mark-to-market gains or losses, as well as cash receipts or payments on settled derivative instruments, are recognized in our statements of operations. For the three months ended March 31, 2022 and 2023, our commodity hedges resulted in derivative fair value losses of $1.0 billion and fair value gains of $126 million, respectively. For the three months ended March 31, 2022, commodity derivative fair value losses included $285 million of cash payments on commodity settled derivatives losses. For the three months ended March 31, 2023, commodity derivative fair value gains included $14 million of cash payments on commodity derivative losses and $202 million cash payment for the early settlement of our swaption.

Commodity derivative fair value gains or losses vary based on future commodity prices and have no cash flow impact until the derivative contracts are settled or monetized prior to settlement. Derivative asset or liability positions at the end of any accounting period may reverse to the extent future commodity prices increase or decrease from their levels at the end of the accounting period, or as gains or losses are realized through settlement. Additionally, substantially all of our production is currently unhedged for 2023 and beyond, which limits our exposure to volatility in the fair value of our derivative instruments related to commodity price changes in the future.

Amortization of deferred revenue, VPP. Amortization of deferred revenues associated with the VPP decreased from $9 million for the three months ended March 31, 2022 to $8 million for the three months ended March 31, 2023, a decrease of $1 million or 19%, primarily due to lower production volumes attributable to the VPP properties between periods. Under the terms of the agreement, the production volumes are delivered at $1.61 per MMBtu over the contractual term.

Lease operating expense. Lease operating expense increased from $18 million, or $0.06 per Mcfe, for the three months ended March 31, 2022 to $29 million, or $0.10 per Mcfe for the three months ended March 31, 2023, an increase of $11 million or $0.04 per Mcfe, primarily due to higher oilfield service and produced water handling costs.

Gathering, compression, processing and transportation expense. Gathering, compression, processing and transportation expense increased from $590 million for the three months ended March 31, 2022 to $645 million for three months ended March 31, 2023, an increase of $55 million, or 9%. This fluctuation primarily resulted from the following:

●	Gathering and compression costs on a per unit basis remained relatively consistent at $0.71 and $0.72 per Mcfe for the three months ended March 31, 2022 and 2023, respectively.
●	Processing costs on a per unit basis increased from $0.67 per Mcfe for the three months ended March 31, 2022 to $0.81 per Mcfe for the three months ended March 31, 2023, primarily due to increased costs for NGLs processing and transportation, which include annual CPI-based and commodity based adjustments, as well as higher terminal fees and ethane transportation.
●	Transportation costs on a per unit basis decreased from $0.70 per Mcfe for the three months ended March 31, 2022 to $0.66 per Mcfe for the three months ended March 31, 2023 primarily due to lower fuel costs as a result of lower commodity prices between periods.

Production and ad valorem tax expense.  Production and ad valorem taxes decreased from $53 million for the three months ended March 31, 2022 to $49 million for the three months ended March 31, 2023, a decrease of $4 million, or 7%, primarily due to lower commodity prices between periods, partially offset by higher production volumes between periods. Production and ad valorem taxes as a percentage of natural gas revenues increased from 5.3% for the three months ended March 31, 2022 to 7.4% for the three months ended March 31, 2023 primarily as a result of higher ad valorem taxes, which 2023 ad valorem taxes are based on commodity prices during 2022.

General and administrative expense. General and administrative expense (excluding equity-based compensation expense) increased from $31 million for the three months ended March 31, 2022 to $44 million for the three months ended March 31, 2023, an increase of $13 million, or 43%, primarily due to higher salary and wage expense, professional service fees, office operating costs and software license costs between periods. We had 521 and 599 employees as of three months ended March 31, 2022 and 2023, respectively. General and administrative expense on a per unit basis (excluding equity-based compensation) increased from $0.11 per Mcfe for the three months ended March 31, 2022 to $0.15 per Mcfe for the three months ended March 31, 2023 as a result of our higher overall general and administrative costs, partially offset by increased production volumes between periods.

Equity-based compensation expense. Noncash equity-based compensation expense increased from $5 million for the three months ended March 31, 2022 to $13 million for the three months ended March 31, 2023, an increase of $8 million, primarily due to an increase in the annual equity awards granted during the fourth quarter of 2022 and first quarter of 2023 as compared to prior years, which were temporarily and significantly reduced during 2020 and supplemented by our cash awards program. Our equity awards vest over three or four year service periods, and our equity incentive program began returning to normal levels in 2021. See Note 9—Equity Based Compensation and Cash Awards to the unaudited condensed consolidated financial statements for more information on equity-based compensation awards.

Depletion, depreciation and amortization expense (“DD&A expense”). DD&A expense remained relatively consistent at $168 million, or $0.60 per Mcfe, and $168 million, or $0.57 per Mcfe, for the three months ended March 31, 2022 and 2023, respectively. This decrease in DD&A expense per Mcfe between periods was primarily due to higher reserve volumes during the three months ended March 31, 2023.

Impairment of oil and gas properties. Impairment of oil and gas properties decreased from $22 million for the three months ended March 31, 2022 to $16 million for the three months ended March 31, 2023, a decrease of $6 million, or 31%, primarily related to lower impairments of expiring leases between periods. During both periods, we recognized impairments primarily related to expiring leases as well as design and initial costs related to pads we no longer plan to place into service.

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

Net marketing expense (calculated as marketing revenues less marketing expense) decreased from $30 million, or $0.10 per Mcfe, for the three months ended March 31, 2022 to $23 million, or $0.08 per Mcfe, for the three months ended March 31, 2023, primarily due to lower firm transportation commitments between periods.

Marketing revenue. Marketing revenue decreased from $69 million for the three months ended March 31, 2022 to $59 million for the three months ended March 31, 2023, a decrease of $10 million, or 15%, primarily due to decreased commodity prices and ethane marketing volumes between periods, partially offset by higher natural gas and oil marketing volumes. Lower ethane marketing volumes accounted for a $13 million decrease in year-over-year marketing revenues (calculated as the change in year-to-year volumes times the prior year average price), partially offset by increased oil marketing revenues of $3 million. Higher oil marketing volumes accounted for a $8 million increase in year-over-year marketing revenues (calculated as the change in year-to-year volumes times the prior year average price), and lower oil prices accounted for an approximate $5 million decrease in year-over-year marketing revenues (calculated as the change in the year-to-year average price times current year marketing volumes). Natural gas marketing revenue remained relatively consistent between periods with higher marketing volumes during the three months ended March 31, 2023 being fully offset by lower commodity prices during the same period.

Marketing expense. Marketing expense decreased from $99 million for the three months ended March 31, 2022 to $81 million for the three months ended March 31, 2023, a decrease of $18 million, or 18%. Marketing expense includes the cost of third-party purchased natural gas, NGLs and oil as well as firm transportation costs, including costs related to current excess firm capacity. The cost of third-party purchases decreased $6 million primarily due to lower commodity prices between periods, partially offset by higher natural gas and oil marketing volumes. Firm transportation costs were $32 million for the three months ended March 31, 2022 and $20 million for the three months ended March 31, 2023, a decrease of $12 million due to the reduction in firm transportation commitments and higher third-party marketed volumes between periods.

Contract termination expense. Our marketing segment did not incur any contract termination expense for the three months ended March 31, 2022. Contract termination expense attributable to our marketing segment for the three months ended

March 31, 2023, is due to a $24 million payment for the early termination of our firm transportation commitment of 200,000 MMBtu per day on the Equitrans pipeline.

Antero Midstream Segment

Antero Midstream revenue. Revenue from the Antero Midstream segment increased from $218 million for the three months ended March 31, 2022 to $259 million for the three months ended March 31, 2023, an increase of $41 million, primarily due to increased throughput, fresh water delivery volumes and other fluid handling volumes between periods as well as higher low pressure, compression, high pressure and water handling fees primarily as a result of an annual CPI-based adjustments.

Antero Midstream operating expense. Total operating expense related to the Antero Midstream segment increased from $89 million for the three months ended March 31, 2022 to $111 million for the three months ended March 31, 2023, an increase of $22 million, primarily due to increased direct operating costs and depreciation expense during the three months ended March 31, 2023, partially offset by lower general and administrative costs between periods Direct operating costs increased between periods primarily as a result of 12 compressors that were acquired during the fourth quarter of 2022 and higher water trucking expense between periods. The increase in depreciation expense is primarily a result of a phased early retirement of an underutilized compressor station, which allows Antero Midstream to relocate and reuse the compressor units and equipment to (i) expand an existing compressor station and/or (ii) contribute to a new compressor station. There are certain costs associated with the underutilized compressor station that cannot be relocated or reused that will be depreciated over the first half of 2023. Antero Midstream also had incremental depreciation expense related to asset acquisitions completed during the fourth quarter of 2022 and gathering, compression and water handling assets placed in service between periods.

Items Not Allocated to Segments

Interest expense. Interest expense decreased from $38 million for the three months ended March 31, 2022 to $26 million for the three months ended March 31, 2023, a decrease of $12 million or 32%, primarily due to the reduction in debt as a result of the repurchase of certain of our unsecured senior notes between periods, partially offset by higher Credit Facility borrowings and benchmark interest rates during the three months ended March 31, 2023.

Loss on early extinguishment of debt. During the three months ended March 31, 2022, we redeemed the remaining $585 million aggregate principal amount of our 2025 Notes at a redemption price of 101.25% of par, plus accrued and unpaid interest, which resulted in a loss on early debt extinguishment of $11 million. There were no debt redemptions or repurchases during the three months ended March 31, 2023. See Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements for more information.

Income tax benefit (expense). For the three months ended March 31, 2022, we had an income tax benefit of $53 million, with an effective tax rate of 23%, due to a loss before income taxes of $230 million. For the three months ended March 31, 2023, we had income tax expense of $62 million, with an effective tax rate of 19%, due to income before income taxes of $323 million. The decrease in the effective tax rate between periods was primarily due the impact of changes in state apportionment and a reduction to Pennsylvania’s corporate income tax rate enacted in the third quarter of 2022.

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

Based on strip prices as of March 31, 2023, we believe that net cash provided by operating activities and available borrowings under the Credit Facility will be sufficient to meet our cash requirements, including normal operating needs, debt service obligations, capital expenditures and commitments and contingencies for at least the next 12 months.

Cash Flows

The following table summarizes our cash flows (in thousands):

	Three Months Ended March 31,
	2022	2023
Net cash provided by operating activities	$565,673	343,902
Net cash used in investing activities	(215,117)	(350,804)
Net cash provided by (used in) financing activities	(350,556)	6,902
Net increase in cash and cash equivalents	$—	—

Operating activities. Net cash provided by operating activities was $566 million and $344 million for the three months ended March 31, 2022 and 2023, respectively. Net cash provided by operating activities decreased primarily due to lower commodity prices, a $202 million payment for early settlement of our swaption agreement and increased gathering compression, processing and transportation expenses, lease operating expenses, general and administrative expenses (excluding equity-based compensation expense) and contract termination expense, partially offset by increased production and decreased net marketing expense and production and ad valorem taxes between periods.

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

Investing activities. Net cash used in investing activities increased from $215 million for the three months ended March 31, 2022 to $351 million for the three months ended March 31, 2023, primarily due to an increase in capital expenditures of $135 million between periods. The increase in capital expenditures between periods is primarily due to increased completions activity, higher fresh water delivery and drilling costs and increased land purchases between periods.

Financing activities. Net cash flows used in financing activities for the three months ended March 31, 2022 were $351 million, as compared to $7 million in net cash flows provided by financing activities for the three months ended March 31, 2023. During the three months ended March 31, 2022, we (i) redeemed $585 million aggregate principal amount of our 2025 Notes at 101.25% of the principal amount thereof, (ii) repurchased 4 million shares of our common stock at a total cost of $100 million, (iii) distributed $36 million to the noncontrolling interests in Martica and (iv) paid $10 million in employee withholding taxes for vested equity-based awards. Additionally, we borrowed $388 million, net, on our Credit Facility during the three months ended March 31, 2022. During the three months ended March 31, 2023, we borrowed $145 million, net, on our Credit Facility, partially offset by the repurchase of 3 million shares of our common stock at a total cost of $75 million, distributions to the noncontrolling interests in Martica of $51 million and payments for employee withholding taxes for vested equity-based awards of $11 million.

2023 Capital Budget and Capital Spending

On February 15, 2023, we announced a net capital budget for 2023 of $1.025 billion to $1.075 billion. Our budget includes: a range of $875 million to $925 million for drilling and completion and $150 million for leasehold expenditures. We do not budget for acquisitions. During 2023, we plan to complete 60 to 65 net horizontal wells in the Appalachian Basin. We periodically review our capital expenditures and adjust our budget and its allocation based on liquidity, drilling results, leasehold acquisition opportunities and commodity prices.

For the three months ended March 31, 2023, our total consolidated capital expenditures were $342 million, including drilling and completion costs of $267 million, leasehold acquisitions of $72 million, and other capital expenditures of $3 million.

Debt Agreements

See Note 7—Long Term Debt to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2022 Form 10-K for information on our senior notes.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our unaudited condensed consolidated financial statements. Our more significant accounting policies and estimates include the successful efforts method of accounting for our production activities, estimates of natural gas, NGLs and oil reserve quantities and standardized measure of future cash flows and impairment of proved properties. We provide an expanded discussion of our more significant accounting policies, estimates and judgments in the 2022 Form 10-K. We believe these accounting policies reflect our more significant estimates and assumptions used in the preparation of our unaudited condensed consolidated financial statements. Also, see Note 2—Summary of Significant Accounting Policies to the consolidated financial statements, included in the 2022 Form 10-K, for a discussion of additional accounting policies and estimates made by management.

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

Based on future prices as of March 31, 2023, the estimated undiscounted future net cash flows exceeded the carrying amount and no further evaluation was required. We have not recorded any impairment expenses associated with our proved properties during the three months ended March 31, 2022 and 2023.

Estimated undiscounted future net cash flows are sensitive to commodity price swings and a decline in prices could result in the carrying amount exceeding the estimated undiscounted future net cash flows at the end of a future reporting period, which would require us to further evaluate if an impairment charge would be necessary. If future prices decline from March 31, 2023, the fair value of our properties may be below their carrying amounts and an impairment charge may be necessary. We are unable, however, to predict future commodity prices with any reasonable certainty.

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

To mitigate some of the potential negative impact on our cash flows caused by changes in commodity prices, we may enter into financial derivative instruments for a portion of our natural gas, NGLs and oil production when management believes that favorable future prices can be secured.

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

As of March 31, 2023, we had in place natural gas swaps and basis swaps, as well as a call option and embedded put option covering portions of our projected production. Substantially all of our derivative arrangements terminate by December 31, 2023. Our commodity hedge position as of March 31, 2023 is summarized in Note 11—Derivative Instruments to our unaudited condensed consolidated financial statements. Under the Credit Facility, we are permitted to hedge up to 75% of our projected production for the next 60 months. We may enter into hedge contracts with a term greater than 60 months, and for no longer than 72 months, for up to 65% of our estimated production. Based on our production and our fixed price swap contracts, call option and embedded put option that settled during the three months ended March 31, 2023, our revenues would have decreased by $36 million for each $0.10 decrease per MMBtu in natural gas prices and $1.00 decrease per Bbl in oil and NGLs prices, excluding the effects of changes in the fair value of our derivative positions which remain open as of March 31, 2023.

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

Mark-to-market adjustments of derivative instruments cause earnings volatility but have no cash flow impact relative to changes in market prices until the derivative contracts are settled or monetized prior to settlement. We expect continued volatility in the fair value of our derivative instruments. Our cash flows are impacted when the associated derivative contracts are settled or monetized by making or receiving payments to or from the counterparty. As of December 31, 2022 and March 31, 2023, the estimated fair value of our commodity derivative instruments was a net liability$431 million and $89 million, respectively, comprised of current and noncurrent assets and liabilities.

Due to our improved liquidity and leverage position as compared to past levels, the percentage of our expected production that we hedge has decreased. For the three months ended March 31, 2022 and 2023, 36% and 2%, respectively, of our production was hedged through fixed price commodity swaps. Assuming our 2023 production is the same as our production in 2022, 1% of our production for 2023 will be hedged through fixed price commodity swaps.

Counterparty and Customer Credit Risk

Our principal exposures to credit risk are through receivables resulting from the following: the sale of our natural gas, NGLs and oil production ($364 million as of March 31, 2023), which we market to energy companies, end users and refineries, and commodity derivative contracts ($16 million as of March 31, 2023).

We are subject to credit risk due to the concentration of our receivables from several significant customers for sales of natural gas, NGLs and oil. We generally do not require our customers to post collateral. The inability or failure of our significant customers to meet their obligations to us, or their insolvency or liquidation, may adversely affect our financial results.

In addition, by using derivative instruments that are not traded on an exchange to hedge exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties. Credit risk is the potential failure of a counterparty to perform under the terms of a derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions that management deems to be competent and competitive market makers. The creditworthiness of our counterparties is subject to periodic review. We have commodity hedges in place with three different counterparties, one of which are lenders under the Credit Facility. As of March 31, 2023, substantially all of our derivative assets were with one counterparty that is not affiliated with our Credit Facility. The estimated fair value of our commodity derivative assets has been risk-adjusted using a discount rate based upon the counterparties’ respective published credit default swap rates (if available, or if not available, a discount rate based on the applicable Reuters bond rating) as of March 31, 2023 for each of the European and American banks. We believe that all of our counterparties currently are acceptable credit risks. Other than as provided by the Credit Facility, we are not required to provide credit support or collateral to any of our counterparties under our derivative contracts, nor are they required to provide credit support to us. As of March 31, 2023, we did not have any past-due receivables from, or payables to, any of the counterparties to our derivative contracts.

Interest Rate Risks

Our primary exposure to interest rate risk results from outstanding borrowings under the Credit Facility, which has a floating interest rate. The average annualized interest rate incurred on the Credit Facility for borrowings during the three months ended March 31, 2023 was 6.78%. We estimate that a 1.0% increase in the applicable average interest rates for the three months ended March 31, 2023 would have resulted in an estimated $0.4 million increase in interest expense.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2023 at a level of reasonable assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this item is included in Note 14—Contingencies to our unaudited condensed consolidated financial statements and is incorporated herein.

Item 1A. Risk Factors

We are subject to certain risks and hazards due to the nature of the business activities we conduct. For a discussion of these risks, see “Item 1A.  Risk Factors” in the 2022 Form 10-K. There have been no material changes to the risks described in such report. We may experience additional risks and uncertainties not currently known to us. Furthermore, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect us.

Item 2. Unregistered Sales of Equity Securities

Issuer Purchases of Equity Securities

The following table sets forth our share purchase activity for each period presented:

			Total Number	Approximate
			of Shares	Dollar Value
			Repurchased	of Shares
			as Part of	that May
	Total Number		Publicly	Yet be Purchased
	of Shares	Average Price	Announced	Under the Plan
Period	Purchased (1)	Paid Per Share	Plans	($ in thousands)
January 1, 2023 - January 31, 2023	2,940,407	$29.21	2,581,827	1,234,929
February 1, 2023 - February 28, 2023	32,735	27.92	—	1,234,929
March 1, 2023 - March 31, 2023	—	—	—	1,234,929
Total	2,973,142	$29.20	2,581,827
(1)	The total number of shares purchased includes shares of our common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of equity awards held by our employees.

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

3.2

Second Amended and Restated Bylaws of Antero Resources Corporation, dated February 14, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 10-K (Commission File No. 001-36120) filed on February 15, 2023).

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
101*

The following financial information from this Quarterly Report on Form 10-Q of Antero Resources Corporation for the quarter ended March 31, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

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

ANTERO RESOURCES CORPORATION

By:	/s/ MICHAEL N. KENNEDY
Michael N. Kennedy
Chief Financial Officer and Senior Vice President–Finance

Date:	April 26, 2023