Form 10-Q
period 2023-06-30
ANTERO RESOURCES Corp
filed 2023-07-26
CIK 1433270

Fee

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The registrant had 300,383,794 shares of common stock outstanding as of July 21, 2023.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements, although not all forward-looking statements contain such identifying words. When considering these forward-looking statements, investors should keep in mind the risk factors and other cautionary statements in this Quarterly Report on Form 10-Q. These forward-looking statements are based on management’s current beliefs, based on currently available information, as to the outcome and timing of future events. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

●	our ability to execute our business strategy;
●	our production and oil and gas reserves;
●	our financial strategy, liquidity and capital required for our development program;
●	our ability to obtain debt or equity financing on satisfactory terms to fund acquisitions, expansion projects, working capital requirements and the repayment or refinancing of indebtedness;
●	our ability to execute our return of capital program;
●	natural gas, natural gas liquids (“NGLs”) and oil prices;
●	impacts of geopolitical events, including the Russia-Ukraine conflict, and world health events;
●	timing and amount of future production of natural gas, NGLs and oil;
●	our hedging strategy and results;
●	our ability to meet minimum volume commitments and to utilize or monetize our firm transportation commitments;
●	our future drilling plans;
●	our projected well costs;
●	competition;
●	government regulations and changes in laws;
●	pending legal or environmental matters;
●	marketing of natural gas, NGLs and oil;
●	leasehold or business acquisitions;
●	costs of developing our properties;
●	operations of Antero Midstream Corporation (“Antero Midstream”);
●	our ability to achieve our greenhouse gas reduction targets and the costs associated therewith;
●	general economic conditions;
●	credit markets;

●	uncertainty regarding our future operating results; and
●	our other plans, objectives, expectations and intentions contained in this Quarterly Report on Form 10-Q.

We caution investors that these forward-looking statements are subject to all of the risks and uncertainties incidental to our business, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, commodity price volatility, inflation, supply chain or other disruption, availability and cost of drilling, completion and production equipment and services, environmental risks, drilling and completion and other operating risks, marketing and transportation risks, regulatory changes or changes in law, the uncertainty inherent in estimating natural gas, NGLs and oil reserves and in projecting future rates of production, cash flows and access to capital, the timing of development expenditures, conflicts of interest among our stockholders, impacts of geopolitical and world health events, cybersecurity risks, the state of markets for, and availability of, verified quality carbon offsets and the other risks described or referenced under the heading “Item 1A. Risk Factors” herein, including the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”), which is on file with the Securities and Exchange Commission (“SEC”).

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

PART I—FINANCIAL INFORMATION

ANTERO RESOURCES CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

		(Unaudited)
	December 31,	June 30,
	2022	2023
Assets
Current assets:
Accounts receivable	$35,488	36,887
Accrued revenue	707,685	323,440
Derivative instruments	1,900	3,099
Prepaid expenses and other current assets	42,452	21,302
Total current assets	787,525	384,728
Property and equipment:
Oil and gas properties, at cost (successful efforts method):
Unproved properties	997,715	1,017,828
Proved properties	13,234,777	13,615,891
Gathering systems and facilities	5,802	5,802
Other property and equipment	83,909	91,255
	14,322,203	14,730,776
Less accumulated depletion, depreciation and amortization	(4,683,399)	(4,854,565)
Property and equipment, net	9,638,804	9,876,211
Operating leases right-of-use assets	3,444,331	3,262,253
Derivative instruments	9,844	7,934
Investment in unconsolidated affiliate	220,429	218,196
Other assets	17,106	17,488
Total assets	$14,118,039	13,766,810
Liabilities and Equity
Current liabilities:
Accounts payable	$77,543	60,911
Accounts payable, related parties	80,708	95,360
Accrued liabilities	461,788	366,038
Revenue distributions payable	468,210	359,487
Derivative instruments	97,765	35,509
Short-term lease liabilities	556,636	553,953
Deferred revenue, VPP	30,552	28,878
Other current liabilities	1,707	6,728
Total current liabilities	1,774,909	1,506,864
Long-term liabilities:
Long-term debt	1,183,476	1,492,270
Deferred income tax liability, net	759,861	792,149
Derivative instruments	345,280	59,224
Long-term lease liabilities	2,889,854	2,711,735
Deferred revenue, VPP	87,813	74,337
Other liabilities	59,692	61,903
Total liabilities	7,100,885	6,698,482
Commitments and contingencies
Equity:
Stockholders' equity:
Preferred stock, $0.01 par value; authorized - 50,000 shares; none issued	—	—
Common stock, $0.01 par value; authorized - 1,000,000 shares; 297,393 shares issued and 297,359 outstanding as of December 31, 2022, and 300,359 shares issued and outstanding as of June 30, 2023	2,974	3,004
Additional paid-in capital	5,838,848	5,803,634
Retained earnings	913,896	1,019,256
Treasury stock, at cost; 34 shares and zero shares as of December 31, 2022 and June 30, 2023, respectively	(1,160)	—
Total stockholders' equity	6,754,558	6,825,894
Noncontrolling interests	262,596	242,434
Total equity	7,017,154	7,068,328
Total liabilities and equity	$14,118,039	13,766,810

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,
	2022	2023
Revenue and other:
Natural gas sales	$1,558,994	437,130
Natural gas liquids sales	702,388	397,733
Oil sales	89,185	57,962
Commodity derivative fair value gains (losses)	(265,662)	8,284
Marketing	106,150	43,793
Amortization of deferred revenue, VPP	9,375	7,618
Other revenue and income	1,255	785
Total revenue	2,201,685	953,305
Operating expenses:
Lease operating	25,253	28,748
Gathering, compression, processing and transportation	656,212	663,975
Production and ad valorem taxes	81,842	36,158
Marketing	131,298	66,175
Exploration and mine expenses	1,394	743
General and administrative (including equity-based compensation expense of $8,171 and $13,512 in 2022 and 2023, respectively)	44,439	53,901
Depletion, depreciation and amortization	173,395	171,406
Impairment of property and equipment	23,363	15,710
Accretion of asset retirement obligations	804	1,204
Contract termination	2,096	4,441
Loss (gain) on sale of assets	71	(220)
Total operating expenses	1,140,167	1,042,241
Operating income (loss)	1,061,518	(88,936)
Other income (expense):
Interest expense, net	(34,213)	(27,928)
Equity in earnings of unconsolidated affiliate	14,713	19,098
Loss on early extinguishment of debt	(4,414)	—
Total other expense	(23,914)	(8,830)
Income (loss) before income taxes	1,037,604	(97,766)
Income tax benefit (expense)	(225,571)	29,833
Net income (loss) and comprehensive income (loss) including noncontrolling interests	812,033	(67,933)
Less: net income and comprehensive income attributable to noncontrolling interests	46,898	15,151
Net income (loss) and comprehensive income (loss) attributable to Antero Resources Corporation	$765,135	(83,084)

Income (loss) per share—basic	$2.46	(0.28)
Income (loss) per share—diluted	$2.29	(0.28)

Weighted average number of shares outstanding:
Basic	310,535	300,141
Diluted	334,561	300,141

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In thousands, except per share amounts)

	Six Months Ended June 30,
	2022	2023
Revenue and other:
Natural gas sales	$2,554,786	1,105,445
Natural gas liquids sales	1,362,693	893,168
Oil sales	152,479	109,773
Commodity derivative fair value gains (losses)	(1,277,042)	134,476
Marketing	175,188	102,322
Amortization of deferred revenue, VPP	18,647	15,151
Other revenue and income	1,774	1,318
Total revenue	2,988,525	2,361,653
Operating expenses:
Lease operating	43,033	58,069
Gathering, compression, processing and transportation	1,246,490	1,309,147
Production and ad valorem taxes	134,650	85,434
Marketing	230,194	147,536
Exploration and mine expenses	2,292	1,506
General and administrative (including equity-based compensation expense of $12,820 and $26,530 in 2022 and 2023, respectively)	80,130	111,162
Depletion, depreciation and amortization	341,783	338,988
Impairment of property and equipment	45,825	31,270
Accretion of asset retirement obligations	3,248	2,082
Contract termination	2,104	33,991
Loss (gain) on sale of assets	1,857	(311)
Other operating expense	—	225
Total operating expenses	2,131,606	2,119,099
Operating income	856,919	242,554
Other income (expense):
Interest expense, net	(71,926)	(53,628)
Equity in earnings of unconsolidated affiliate	39,891	36,779
Loss on early extinguishment of debt	(15,068)	—
Loss on convertible note inducement	—	(86)
Total other expense	(47,103)	(16,935)
Income before income taxes	809,816	225,619
Income tax expense	(172,479)	(32,350)
Net income and comprehensive income including noncontrolling interests	637,337	193,269
Less: net income and comprehensive income attributable to noncontrolling interests	28,621	62,922
Net income and comprehensive income attributable to Antero Resources Corporation	$608,716	130,347

Income per share—basic	$1.95	0.44
Income per share—diluted	$1.81	0.42

Weighted average number of shares outstanding:
Basic	312,300	298,461
Diluted	337,589	311,488

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands)

			Additional	Retained Earnings
	Common Stock		Paid-in	(Accumulated	Treasury Stock		Noncontrolling	Total
	Shares	Amount	Capital	Deficit)	Shares	Amount	Interests	Equity
Balances, December 31, 2021	313,930	$3,139	6,371,398	(617,377)	—	$—	308,932	6,066,092
Equity component of 2026 Convertible Notes, net	—	—	(24,411)	3,229	—	—	—	(21,182)
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	780	8	(10,385)	—	—	—	—	(10,377)
Repurchases and retirements of common stock	(3,690)	(37)	(74,745)	(25,263)	—	—		(100,045)
Equity-based compensation	—	—	4,649	—	—	—	—	4,649
Distributions to noncontrolling interests	—	—	—	—	—	—	(35,757)	(35,757)
Net loss and comprehensive loss	—	—	—	(156,419)		—	(18,277)	(174,696)
Balances, March 31, 2022	311,020	3,110	6,266,506	(795,830)	—	—	254,898	5,728,684
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	2,112	21	(54,463)	—	—	—	—	(54,442)
Conversion of 2026 Convertible Notes	921	9	3,955	—	—	—	—	3,964
Repurchases and retirements of common stock	(5,241)	(52)	(104,524)	(88,430)	—	—	—	(193,006)
Equity-based compensation	—	—	8,171	—	—	—	—	8,171
Distributions to noncontrolling interests	—	—	—	—	—	—	(31,541)	(31,541)
Net income and comprehensive income	—	—	—	765,135	—	—	46,898	812,033
Balances, June 30, 2022	308,812	$3,088	6,119,645	(119,125)	—	$—	270,255	6,273,863

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands)

			Additional
	Common Stock		Paid-in	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Interests	Equity
Balances, December 31, 2022	297,393	$2,974	5,838,848	913,896	(34)	$(1,160)	262,596	7,017,154
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	514	5	(11,464)	—	—	—	—	(11,459)
Conversion of 2026 Convertible Notes	4,030	40	17,132	—				17,172
Repurchases and retirements of common stock	(2,616)	(26)	(51,503)	(24,987)	34	1,160	—	(75,356)
Equity-based compensation	—	—	13,018	—	—	—	—	13,018
Distributions to noncontrolling interests	—	—	—	—	—	—	(51,339)	(51,339)
Net income and comprehensive income	—	—	—	213,431	—	—	47,771	261,202
Balances, March 31, 2023	299,321	2,993	5,806,031	1,102,340	—	—	259,028	7,170,392
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	1,038	11	(15,909)	—	—	—	—	(15,898)
Equity-based compensation	—	—	13,512	—	—	—	—	13,512
Distributions to noncontrolling interests	—	—	—	—	—	—	(31,745)	(31,745)
Net income (loss) and comprehensive income (loss)	—	—	—	(83,084)	—	—	15,151	(67,933)
Balances, June 30, 2023	300,359	$3,004	5,803,634	1,019,256	—	$—	242,434	7,068,328

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2022	2023
Cash flows provided by (used in) operating activities:
Net income including noncontrolling interests	$637,337	193,269
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, amortization and accretion	345,031	341,070
Impairments	45,825	31,270
Commodity derivative fair value losses (gains)	1,277,042	(134,476)
Losses on settled commodity derivatives	(844,713)	(10,787)
Payments for derivative monetizations	—	(202,339)
Deferred income tax expense	171,707	32,288
Equity-based compensation expense	12,820	26,530
Equity in earnings of unconsolidated affiliate	(39,891)	(36,779)
Dividends of earnings from unconsolidated affiliate	62,569	62,569
Amortization of deferred revenue	(18,647)	(15,151)
Amortization of debt issuance costs, debt discount and debt premium	2,515	1,732
Settlement of asset retirement obligations	(886)	(633)
Loss (gain) on sale of assets	1,857	(311)
Loss on early extinguishment of debt	15,068	—
Loss on convertible note inducement	—	86
Changes in current assets and liabilities:
Accounts receivable	53,623	(1,399)
Accrued revenue	(360,612)	384,245
Other current assets	(22,566)	21,294
Accounts payable including related parties	50,378	12,701
Accrued liabilities	37,203	(102,668)
Revenue distributions payable	40,166	(108,723)
Other current liabilities	22,559	5,377
Net cash provided by operating activities	1,488,385	499,165
Cash flows provided by (used in) investing activities:
Additions to unproved properties	(72,072)	(110,447)
Drilling and completion costs	(393,506)	(517,591)
Additions to other property and equipment	(11,162)	(9,058)
Proceeds from asset sales	195	311
Change in other assets	1,711	(1,255)
Net cash used in investing activities	(474,834)	(638,040)
Cash flows provided by (used in) financing activities:
Repurchases of common stock	(293,051)	(75,356)
Repayment of senior notes	(658,906)	—
Borrowings on bank credit facilities, net	70,800	325,100
Convertible note inducement	—	(86)
Distributions to noncontrolling interests in Martica Holdings LLC	(67,298)	(83,084)
Employee tax withholding for settlement of equity compensation awards	(64,819)	(27,357)
Other	(277)	(342)
Net cash provided by (used in) financing activities	(1,013,551)	138,875
Net increase in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	—

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$89,326	51,927
Decrease in accounts payable and accrued liabilities for additions to property and equipment	$(3,504)	(8,353)

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

These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, and, accordingly, do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of December 31, 2022 and June 30, 2023, results of operations for the three and six months ended June 30, 2022 and 2023 and cash flows for the six months ended June 30, 2022 and 2023. The Company has no items of other comprehensive income or loss; therefore, its net income or loss is equal to its comprehensive income or loss. Operating results for the period ended June 30, 2023 are not necessarily indicative of the results that may be expected for the full year because of the impact of fluctuations in prices received for natural gas, NGLs and oil, natural production declines, the uncertainty of exploration and development drilling results, fluctuations in the fair value of derivative instruments and other factors.

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

The Company considers all liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these instruments. From time to time, the Company may be in the position of a “book overdraft” in which outstanding checks exceed cash and cash equivalents. The Company classifies book overdrafts in accounts payable and revenue distributions payable within its condensed consolidated balance sheets, and classifies the change in accounts payable associated with book overdrafts as an operating activity within its unaudited condensed consolidated statements of cash flows. As of December 31, 2022, the book overdrafts included within accounts payable and revenue distributions payable were $28 million and $43 million, respectively. As of June 30, 2023, the book overdrafts included within accounts payable and revenue distributions payable were $33 million and $16 million, respectively.

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

The following is a reconciliation of the Company’s income (loss) attributable to common stockholders for basic and diluted income (loss) per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Net income (loss) attributable to Antero Resources Corporation—common shareholders	$765,135	(83,084)	608,716	130,347
Add: Interest expense for 2026 Convertible Notes	967	—	1,934	1,085
Less: Tax-effect of interest expense for 2026 Convertible Notes	(224)	—	(449)	(233)
Net income (loss) attributable to Antero Resources Corporation—common shareholders and assumed conversions	$765,878	(83,084)	610,201	131,199

Income (loss) per share—basic	$2.46	(0.28)	1.95	0.44
Income (loss) per share—diluted	$2.29	(0.28)	1.81	0.42

Weighted average common shares outstanding—basic	310,535	300,141	312,300	298,461
Weighted average common shares outstanding—diluted	334,561	300,141	337,589	311,488

The following is a reconciliation of the Company’s basic weighted average shares outstanding to diluted weighted average shares outstanding during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Basic weighted average number of shares outstanding	310,535	300,141	312,300	298,461
Add: Dilutive effect of RSUs	3,161	—	3,629	1,593
Add: Dilutive effect of PSUs	2,108	—	2,892	967
Add: Dilutive effect of 2026 Convertible Notes	18,757	—	18,768	10,467
Diluted weighted average number of shares outstanding	334,561	300,141	337,589	311,488

Weighted average number of outstanding securities excluded from calculation of diluted income (loss) per common share (1):
RSUs	—	4,070	—	2,260
PSUs	—	1,791	—	377
Stock options	351	324	351	324
2026 Convertible Notes	—	9,076	—	—
(1)	The potential dilutive effects of these awards were excluded from the computation of income (loss) per common share—diluted because the inclusion of these awards would have been anti-dilutive.
(e)	Recently Issued Accounting Standard

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

The ORRIs also include an additional overriding royalty interest of 2.00% of the Company’s working interest in the properties underlying the Initial PDP Override (the “Incremental Override”). The Incremental Override (or a portion thereof, as applicable) may be re-conveyed to the Company (at the Company’s election) if certain production targets attributable to the ORRIs are achieved through March 31, 2023. Any portion of the Incremental Override that may not be re-conveyed to the Company based on the Company failing to achieve such production volumes through March 31, 2023 will remain with Martica. As of March 31, 2023, the portion of the Incremental Override that may be re-conveyed to the Company as a result of achieving certain production targets was 76% and the portion that will remain with Martica was 24%.

Prior to Sixth Street achieving an internal rate of return of 13% and 1.5x cash-on-cash return (the “Hurdle”), Sixth Street will receive all distributions in respect of the Initial PDP Override and the Development Override, and 24% of all distributions in respect of the Incremental Override, and the Company will receive 76% of all distributions in respect of the Incremental Override. Following Sixth Street achieving the Hurdle, the Company will receive 85% of the distributions in respect of the ORRIs to which Sixth Street was entitled immediately prior to the Hurdle being achieved.

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

The Company has accounted for the drilling partnership as a conveyance under ASC 932, Extractive Activities—Oil and Gas, and such conveyances are recorded in the unaudited condensed consolidated financial statements as QL obtains its proportionate working interest in each well. No gain or loss was recognized for the interests conveyed during the three and six months ended June 30, 2022 and 2023.

(4) Revenue

(a)	Disaggregation of Revenue

The table set forth below presents revenue disaggregated by type and reportable segment to which it relates (in thousands). See Note 16—Reportable Segments to the unaudited condensed financial statements for more information on reportable segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023	Reportable Segment
Revenues from contracts with customers:
Natural gas sales	$1,558,994	437,130	2,554,786	1,105,445	Exploration and production
Natural gas liquids sales (ethane)	90,230	50,163	157,293	122,213	Exploration and production
Natural gas liquids sales (C3+ NGLs)	612,158	347,570	1,205,400	770,955	Exploration and production
Oil sales	89,185	57,962	152,479	109,773	Exploration and production
Marketing	106,150	43,793	175,188	102,322	Marketing
Other revenue	—	365	—	540	Exploration and production
Total revenue from contracts with customers	2,456,717	936,983	4,245,146	2,211,248
Income (loss) from derivatives, deferred revenue and other sources, net	(255,032)	16,322	(1,256,621)	150,405
Total revenue	$2,201,685	953,305	2,988,525	2,361,653

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

(c) Contract Balances

Under the Company’s sales contracts, the Company invoices customers after its performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company’s contracts do not give rise to contract assets or liabilities. As of December 31, 2022 and June 30, 2023, the Company’s receivables from contracts with customers were $708 million and $323 million, respectively.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(5) Equity Method Investment

(a)	Summary of Equity Method Investment

As of June 30, 2023, Antero owned 29.0% of Antero Midstream’s common stock, which is reflected in Antero’s unaudited condensed consolidated financial statements using the equity method of accounting.

The following table sets forth a reconciliation of Antero’s investment in unconsolidated affiliate (in thousands):

Balance as of December 31, 2022 (1)	$220,429
Equity in earnings of unconsolidated affiliate	36,779
Dividends from unconsolidated affiliate	(62,569)
Elimination of intercompany profit	23,557
Balance as of June 30, 2023 (1)	$218,196
(1)	The fair value of the Company’s investment in Antero Midstream as of December 31, 2022 and June 30, 2023 was $1.5 billion and $1.6 billion, respectively, based on the quoted market share price of Antero Midstream.

(6) Accrued Liabilities

Accrued liabilities consisted of the following items (in thousands):

		(Unaudited)
	December 31,	June 30,
	2022	2023
Capital expenditures	$57,361	51,364
Gathering, compression, processing and transportation expenses	162,783	159,685
Marketing expenses	61,118	30,823
Interest expense, net	31,892	32,454
Production and ad valorem taxes	32,536	55,073
General and administrative expense	32,477	24,558
Derivative settlements payable	53,732	183
Other	29,889	11,898
Total accrued liabilities	$461,788	366,038

(7) Long-Term Debt

Long-term debt consisted of the following items (in thousands):

		(Unaudited)
	December 31,	June 30,
	2022	2023
Credit Facility (a)	$34,800	359,900
8.375% senior notes due 2026 (c)	96,870	96,870
7.625% senior notes due 2029 (d)	407,115	407,115
5.375% senior notes due 2030 (e)	600,000	600,000
4.25% convertible senior notes due 2026 (f)	56,932	39,426
Total principal	1,195,717	1,503,311
Unamortized debt issuance costs	(12,241)	(11,041)
Long-term debt	$1,183,476	1,492,270

(a)	Senior Secured Revolving Credit Facility

Antero Resources has a senior secured revolving credit facility (the “Credit Facility”) with a consortium of banks. Borrowings under the Credit Facility are subject to borrowing base limitations based on the collateral value of Antero Resources’ assets and are subject to regular semi-annual redeterminations. As of December 31, 2022 and June 30, 2023, the Credit Facility had a borrowing base of $3.5 billion and lender commitments of $1.5 billion. The borrowing base was re-

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

affirmed in the semi-annual redetermination in April 2023. The maturity date of the Credit Facility is the earlier of (i) October 26, 2026 and (ii) the date that is 180 days prior to the earliest stated redemption date of any series of the Company’s then outstanding senior notes. As of June 30, 2023, the Credit Facility had an available borrowing capacity of $638 million.

The Credit Facility contains requirements with respect to leverage and current ratios, and certain covenants, including restrictions on our ability to incur debt and limitations on our ability to pay dividends unless certain customary conditions are met, in each case, subject to customary carve-outs and exceptions. Antero Resources was in compliance with all of the financial covenants under the Credit Facility as of December 31, 2022 and June 30, 2023.

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

As of December 31, 2022, Antero Resources had an outstanding balance under the Credit Facility of $35 million, with a weighted average interest rate of 6.42%, and outstanding letters of credit of $504 million. As of June 30, 2023, Antero Resources had an outstanding balance under the Credit Facility of $360 million, with a weighted average interest rate of 7.44%, and outstanding letters of credit of $502 million.

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

On January 4, 2021, Antero Resources issued $500 million of 8.375% senior notes due July 15, 2026 (the “2026 Notes”) at par. The Company redeemed or otherwise repurchased $403 million principal amount of the 2026 Notes during 2021 and 2022, and as of June 30, 2023, $97 million principal amount of the 2026 Notes remained outstanding. See “—Debt Repurchase Program” below for more information. The 2026 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2026 Notes rank pari passu to Antero Resources’ other outstanding senior notes. The 2026 Notes are guaranteed on a full and unconditional and joint and several senior unsecured basis by Antero Resources’ existing subsidiaries that guarantee the Credit Facility and certain of its future restricted subsidiaries. Interest on the 2026 Notes is payable on January 15 and July 15 of each year. Antero Resources may redeem all or part of the 2026 Notes at any time on or after January 15, 2024 at redemption prices ranging from 104.188% on or after January 15, 2024 to 100.00% on or after January 15, 2026. At any time prior to January 15, 2024, Antero Resources may also redeem the 2026 Notes, in whole or in part, at a price equal to 100% of the principal amount of the 2026 Notes plus a “make-whole” premium and accrued and unpaid interest. If Antero Resources undergoes a change of control followed by a rating decline, the holders of the 2026 Notes will have the right to require Antero Resources to repurchase all or a portion of the notes at a price equal to 101% of the principal amount of the 2026 Notes, plus accrued and unpaid interest.

(d)	7.625% Senior Notes Due 2029

On January 26, 2021, Antero Resources issued $700 million of 7.625% senior notes due February 1, 2029 (the “2029 Notes”) at par. The Company redeemed or otherwise repurchased $293 million principal amount of the 2029 Notes during 2021 and 2022, and as of June 30, 2023, $407 million principal amount of the 2029 Notes remained outstanding. See “—Debt Repurchase Program” below for more information. The 2029 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2029 Notes rank pari passu to Antero Resources’ other outstanding senior notes. The 2029 Notes are guaranteed on a full and unconditional and joint and several senior unsecured basis by Antero Resources’ existing subsidiaries that guarantee the Credit Facility and certain of its future

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

restricted subsidiaries. Interest on the 2029 Notes is payable on February 1 and August 1 of each year. Antero Resources may redeem all or part of the 2029 Notes at any time on or after February 1, 2024 at redemption prices ranging from 103.813% on or after February 1, 2024 to 100.00% on or after February 1, 2027. In addition, on or before February 1, 2024, Antero Resources may redeem up to 35% of the aggregate principal amount of the 2029 Notes, but in an amount not greater than the net cash proceeds of certain equity offerings, if certain conditions are met, at a redemption price of 107.625% of the principal amount of the 2029 Notes, plus accrued and unpaid interest, which option the Company partially exercised on October 18, 2021 with its notice to redeem $116 million aggregate principal amount of outstanding 2029 Notes. At any time prior to February 1, 2024, Antero Resources may also redeem the 2029 Notes, in whole or in part, at a price equal to 100% of the principal amount of the 2029 Notes plus a “make-whole” premium and accrued and unpaid interest. If Antero Resources undergoes a change of control followed by a rating decline, the holders of the 2029 Notes will have the right to require Antero Resources to repurchase all or a portion of the notes at a price equal to 101% of the principal amount of the 2029 Notes, plus accrued and unpaid interest.

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

On August 21, 2020, Antero Resources issued $250 million in aggregate principal amount of 4.25% convertible senior notes due September 1, 2026 (the “2026 Convertible Notes”). On September 2, 2020, Antero Resources issued an additional $37.5 million of the 2026 Convertible Notes. Proceeds from the issuance of the 2026 Convertible Notes totaled $278.5 million, net of initial purchasers’ fees and issuance cost of $9 million. The Company extinguished $206 million principal amount of the 2026 Convertible Notes in 2021. In addition, between 2022 and the second quarter of 2023, $43 million aggregate principal amount of the 2026 Convertible Notes were converted pursuant to their terms or induced into conversion by the Company. See “—Conversions and Inducements,” for more information. As of June 30, 2023, $39 million principal amount of the 2026 Convertible Notes remained outstanding. The 2026 Convertible Notes were issued pursuant to an indenture and are senior, unsecured obligations of Antero Resources. The 2026 Convertible Notes bear interest at a fixed rate of 4.25% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on March 1, 2021. Each capitalized term used in this subsection but not otherwise defined in this Quarterly Report on Form 10-Q has the meaning as set forth in the indenture governing the 2026 Convertible Notes.

The initial conversion rate is 230.2026 shares of Antero Resources’ common stock per $1,000 principal amount of 2026 Convertible Notes, subject to adjustment upon the occurrence of specified events. As of June 30, 2023, the if-converted value of the 2026 Convertible Notes was $209 million, which exceeded the principal amount of the 2026 Convertible Notes by $170 million. The 2026 Convertible Notes will mature on September 1, 2026, unless earlier repurchased, redeemed or converted. Before May 1, 2026, noteholders will have the right to convert their 2026 Convertible Notes only upon the occurrence of the following events:

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

Upon conversion, Antero Resources may satisfy its conversion obligation by paying and/or delivering, as the case may be, cash, shares of Antero Resources’ common stock or a combination of cash and shares of Antero Resources’ common stock, at Antero Resources’ election, in the manner and subject to the terms and conditions provided in the indenture governing the 2026 Convertible Notes. The 2026 Convertible Notes have met the Stock Price Condition allowing holders of the 2026 Convertible Notes to exercise their conversion right as of June 30, 2023.

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Conversions and Inducements

During the first quarter of 2023, $9 million aggregate principal amount of the 2026 Convertible Notes were converted pursuant to their terms, and an additional $9 million aggregate principal amount of the 2026 Convertible Notes were induced into conversion by the Company. The Company elected to settle these conversions by issuing 4 million shares of common stock to the noteholders together with a cash inducement premium of $0.1 million. There were no conversions of the 2026 Convertible Notes during the second quarter of 2023 or the first or second quarters of 2022.

The 2026 Convertible Notes consist of the following (in thousands):

		(Unaudited)
	December 31,	June 30,
	2022	2023
Principal	$56,932	39,426
Less: unamortized debt issuance costs	(1,159)	(702)
Net carrying value	$55,773	38,724

Interest expense recognized on the 2026 Convertible Notes related to the stated interest rate, amortization of the debt discount and debt issuance costs totaled $1 million and $0.5 million for the three months ended June 30, 2022 and 2023, respectively, and $2 million and $1 million for the six months ended June 30, 2022 and 2023, respectively.

(g)	Debt Repurchase Program

During the first quarter of 2022, the Company redeemed the remaining $585 million aggregate principal amount of its 2025 Notes at a redemption price of 101.25% of the principal amount thereof, plus accrued and unpaid interest and recognized a loss on early debt extinguishment of $11 million. During the second quarter of 2022, the Company repurchased $13 million of its 2026 Notes and $50 million of its 2029 Notes at a weighted average premium of 106% and recognized a loss on early debt extinguishment of $4 million. There were no debt repurchases or redemptions during the first or second quarters of 2023.

(8) Asset Retirement Obligations

The following table presents a reconciliation of the Company’s asset retirement obligations (in thousands):

Asset retirement obligations—December 31, 2022	$59,485
Obligations incurred	561
Accretion expense	2,082
Settlement of obligations	(633)
Revisions to prior estimates	301
Asset retirement obligations—June 30, 2023	$61,796

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

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

A total of 6,835,261 shares were available for future grant under the 2020 Plan as of June 30, 2023.

Antero Midstream Partners LP’s (“Antero Midstream Partners”) general partner was authorized to grant up to 10,000,000 common units representing limited partner interests in Antero Midstream Partners under the Antero Midstream Partners LP Long-Term Incentive Plan (the “AMP Plan”) to non-employee directors of its general partner and certain officers, employees and consultants of Antero Midstream Partners and its affiliates (which includes Antero Resources). Antero Resources deconsolidated Antero Midstream Partners on March 12, 2019, and on such date, each outstanding phantom unit award under the AMP Plan was assumed by Antero Midstream and converted into 1.8926 RSUs (all such RSUs, the “Converted AM RSU Awards”) under the Antero Midstream Corporation Long Term Incentive Plan (the “AM Plan”). Each RSU award under the AM Plan represented a right to receive one share of Antero Midstream common stock. As of June 30, 2023, all Converted AM RSU Awards were fully vested.

The Company’s equity-based compensation expense, by type of award, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
RSU awards	$4,774	8,720	7,494	15,982
PSU awards	3,012	4,442	4,431	9,847
Converted AM RSU Awards (1)	35	—	195	1
Equity awards issued to directors	350	350	700	700
Total expense	$8,171	13,512	12,820	26,530
(1)	Antero Resources recognized compensation expense for equity awards granted under both the 2013 Plan and the AMP Plan because the awards under the AMP Plan are accounted for as if they are distributed by Antero Midstream Partners to Antero Resources. Antero Resources allocates a portion of equity-based compensation expense related to grants prior to March 12, 2019 (date of deconsolidation) to Antero Midstream Partners based on its proportionate share of Antero Resources’ labor costs. As of June 30, 2023, all Converted AM RSU Awards were fully vested, and there is no remaining unamortized expense attributable to these awards.
(a)	Restricted Stock Unit Awards

A summary of RSU activity is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Total awarded and unvested—December 31, 2022	4,676,219	$15.29
Granted	1,458,594	25.87
Vested	(2,202,895)	9.02
Forfeited	(69,321)	22.57
Total awarded and unvested—June 30, 2023	3,862,597	$22.74

As of June 30, 2023, there was $76 million of unamortized equity-based compensation expense related to unvested RSUs. That expense is expected to be recognized over a weighted average period of 2.3 years.

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

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

Performance Share Unit Awards Based on Leverage Ratio

In March 2023, the Company granted PSUs to certain of its senior management and executive officers that vest based on the Company’s total debt less cash and cash equivalents divided by the Company’s Adjusted EBITDAX (as defined in the award agreement) determined as of the last day of each of three one-year performance periods ending on December 31, 2023, December 31, 2024 and December 31, 2025, in each case, subject to certain continued employment criteria (“2023 Leverage Ratio PSUs”). The number of shares of common stock that may ultimately be earned following the end of the third performance period with respect to the 2023 Leverage Ratio PSUs ranges from zero to 200% of the target number of 2023 Leverage Ratio PSUs originally granted. Expense related to the 2023 Leverage Ratio PSUs is recognized on a graded-vested basis over the term of each performance period that reflects the number of shares of common stock that are expected to be issued at the end of each measurement period, and such expense is reversed if the likelihood of achieving the performance condition becomes improbable. As of June 30, 2023, the likelihood of achieving the performance conditions related to the 2023 Leverage Ratio PSUs was probable.

Summary Information for Performance Share Unit Awards

A summary of PSU activity is as follows:

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value
Total awarded and unvested—December 31, 2022	1,329,725	$23.18
Granted	417,466	28.51
Vested (1)	(335,000)	2.97
Total awarded and unvested—June 30, 2023	1,412,191	$29.54
(1)	During the three months ended June 30, 2023, the PSUs granted in 2020 that were based on absolute TSR and relative TSR met the performance criteria to achieve vesting at 112% and 126% of target, respectively, and converted into approximately 0.4 million shares of the Company’s common stock.

As of June 30, 2023, there was $29 million of unamortized equity-based compensation expense related to unvested PSUs. That expense is expected to be recognized over a weighted average period of 1.7 years.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(c)	Converted AM RSU Awards

A summary of the Converted AM RSU Awards is as follows:

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value
Total awarded and unvested—December 31, 2022	2,827	$12.38
Vested	(2,827)	12.38
Total awarded and unvested—June 30, 2023	—	$—

As of June 30, 2023, all Converted AM RSU Awards were fully vested resulting in no unamortized equity-based compensation expense.

(d)	Cash Awards

In January 2020, the Company granted cash awards of $3 million to certain executives under the 2013 Plan, and compensation expense for these awards was recognized ratably over the vesting period for each of three tranches through January 20, 2023. In July 2020, the Company granted additional cash awards in the aggregate of $3 million to certain non-executive employees under the 2020 Plan that vest ratably over four years. As of December 31, 2022 and June 30, 2023, the Company has recorded $1 million and $0.4 million, respectively, in Accrued liabilities in the condensed consolidated balance sheets related to unvested cash awards.

(10) Fair Value

The carrying values of accounts receivable and accounts payable as of December 31, 2022 and June 30, 2023 approximated market values because of their short-term nature. The carrying values of the amounts outstanding under the Credit Facility as of December 31, 2022 and June 30, 2023 approximated fair value because the variable interest rates are reflective of current market conditions.

The following table sets forth the fair value and carrying value of the senior notes and 2026 Convertible Notes (in thousands):

			(Unaudited)
	December 31, 2022		June 30, 2023
	Fair	Carrying	Fair	Carrying
	Value (1)	Value (2)	Value (1)	Value (2)
2026 Notes	$100,987	96,123	100,076	96,235
2029 Notes	410,860	402,872	412,204	403,151
2030 Notes	556,260	593,908	548,220	594,260
2026 Convertible Notes	406,039	55,773	208,414	38,724
Total	$1,474,146	1,148,676	1,268,914	1,132,370
(1)	Fair values are based on Level 2 market data inputs.
(2)	Carrying values are presented net of unamortized debt issuance costs and debt discounts or premiums.

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

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

The Company was party to various fixed price commodity swap contracts that settled during the three and six months ended June 30, 2022 and 2023. The Company enters into these swap contracts when management believes that favorable future sales prices for the Company’s production can be secured. Under these swap agreements, when actual commodity prices upon settlement exceed the fixed price provided by the swap contracts, the Company pays the difference to the counterparty. When actual commodity prices upon settlement are less than the contractually provided fixed price, the Company receives the difference from the counterparty. In addition, the Company has entered into basis swap contracts in order to hedge the difference between the New York Mercantile Exchange (“NYMEX”) index price and a local index price. Under these basis swap agreements, when actual commodity prices upon settlement exceed the fixed price provided by the swap contracts, the Company receives the difference from the counterparty. When actual commodity prices upon settlement are less than the contractually provided fixed price, the Company pays the difference to the counterparty.

The Company’s derivative contracts have not been designated as hedges for accounting purposes; therefore, all gains and losses are recognized in the Company’s statements of operations.

As of June 30, 2023, the Company’s fixed price swap positions excluding Martica, the Company’s consolidated VIE, were as follows:

				Weighted
				Average
Commodity / Settlement Period	Index	Contracted Volume		Price
Natural Gas
July-December 2023	Henry Hub	43,000	MMBtu/day	$2.37	/MMBtu

The Company has a call option and an embedded put option tied to NYMEX pricing for the production volumes associated with the Company’s retained interest in the volumetric production payment transaction (“VPP”) properties. The put option was embedded within another contract, and since the embedded put option was not clearly and closely related to its host contract, the Company bifurcated this derivative instrument and reflects it at fair value in the unaudited condensed consolidated financial statements. As of June 30, 2023, the Company’s call option and embedded put option arrangements were as follows:

						Embedded
				Call Option		Put Option
Commodity / Settlement Period	Index	Contracted Volume		Strike Price		Strike Price
Natural Gas
July-December 2023	Henry Hub	55,000	MMBtu/day	$2.466	/MMBtu	$2.466	/MMBtu
January-December 2024	Henry Hub	53,000	MMBtu/day	2.477	/MMBtu	2.527	/MMBtu
January-December 2025	Henry Hub	44,000	MMBtu/day	2.564	/MMBtu	2.614	/MMBtu
January-December 2026	Henry Hub	32,000	MMBtu/day	2.629	/MMBtu	2.679	/MMBtu

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

As of June 30, 2023, the Company’s natural gas basis swap positions, which settle on the pricing index to basis differential of the Columbia Gas Transmission pipeline (“TCO”) to the NYMEX Henry Hub natural gas price were as follows:

				Weighted Average
Commodity / Settlement Period	Index to Basis Differential	Contracted Volume		Hedged Differential
Natural Gas
July-December 2023	NYMEX to TCO	50,000	MMBtu/day	$0.525	/MMBtu
January-December 2024	NYMEX to TCO	50,000	MMBtu/day	0.530	/MMBtu

As of June 30, 2023, the Company’s fixed price swap positions for Martica, the Company’s consolidated VIE, were as follows:

				Weighted
				Average
Commodity / Settlement Period	Index	Contracted Volume		Price
Natural Gas
July-December 2023	Henry Hub	32,496	MMBtu/day	$2.35	/MMBtu
January-December 2024	Henry Hub	23,885	MMBtu/day	2.33	/MMBtu
January-March 2025	Henry Hub	18,021	MMBtu/day	2.53	/MMBtu

Natural Gasoline
July-December 2023	Mont Belvieu Natural Gasoline-OPIS Non-TET	227	Bbl/day	40.74	/Bbl

Oil
July-December 2023	West Texas Intermediate	77	Bbl/day	44.72	/Bbl
January-December 2024	West Texas Intermediate	43	Bbl/day	44.02	/Bbl
January-March 2025	West Texas Intermediate	39	Bbl/day	45.06	/Bbl

(b)	Summary

The table below presents a summary of the fair values of the Company’s derivative instruments and where such values are recorded in the condensed consolidated balance sheets (in thousands).

			(Unaudited)
	Balance Sheet	December 31,	June 30,
	Location	2022	2023
Asset derivatives not designated as hedges for accounting purposes:
Embedded derivatives—current	Derivative instruments	1,900	3,099
Embedded derivatives—noncurrent	Derivative instruments	9,844	7,934

Total asset derivatives (1)		11,744	11,033

Liability derivatives not designated as hedges for accounting purposes:
Commodity derivatives—current (2)	Derivative instruments	97,765	35,509
Commodity derivatives—noncurrent (2)	Derivative instruments	345,280	59,224

Total liability derivatives (1)		443,045	94,733

Net derivatives liability (1)		$(431,301)	(83,700)
(1)	The fair value of derivative instruments was determined using Level 2 inputs.
(2)	As of December 31, 2022, $47 million of commodity derivative liabilities, including $28 million of current commodity derivatives and $19 million of noncurrent commodity derivatives, are attributable to the Company’s consolidated VIE, Martica. As of June 30, 2023, $17 million of commodity derivative liabilities, including $10 million of current commodity derivatives and $7 million of noncurrent commodity derivatives, are attributable to the Company’s consolidated VIE, Martica.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

The following table sets forth the gross values of recognized derivative assets and liabilities, the amounts offset under master netting arrangements with counterparties, and the resulting net amounts presented in the condensed consolidated balance sheets as of the dates presented, all at fair value (in thousands):

				(Unaudited)
	December 31, 2022			June 30, 2023
			Net Amounts of			Net Amounts of
	Gross	Gross	Assets	Gross	Gross	Assets
	Amounts	Amounts Offset	(Liabilities) on	Amounts	Amounts Offset	(Liabilities) on
	Recognized	Recognized	Balance Sheet	Recognized	Recognized	Balance Sheet
Commodity derivative assets	$276	(276)	—	$422	(422)	—
Embedded derivative assets	11,744	—	11,744	11,033	—	11,033
Commodity derivative liabilities	(443,321)	276	(443,045)	(95,155)	422	(94,733)

The following table sets forth a summary of derivative fair value gains and losses and where such values are recorded in the unaudited condensed consolidated statements of operations (in thousands):

	Statement of
	Operations	Three Months Ended June 30,		Six Months Ended June 30,
	Location	2022	2023	2022	2023
Commodity derivative fair value gains (losses) (1)	Revenue	$(237,680)	6,232	(1,232,163)	133,312
Embedded derivative fair value gains (losses) (1)	Revenue	$(27,982)	2,052	(44,879)	1,164
(1)	The fair value of derivative instruments was determined using Level 2 inputs.

Commodity derivative fair value gains (losses) for the six months ended June 30, 2023, includes a loss of $202 million related to the early settlement of the Company’s natural gas swaption agreement during the first quarter of 2023.  The payment for this early settlement is classified as an operating cash flow on the Company’s condensed consolidated statement of cash flows.

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

(a)	Supplemental Balance Sheet Information Related to Leases

The Company’s lease assets and liabilities consisted of the following items (in thousands):

			(Unaudited)
		December 31,	June 30,
Leases	Balance Sheet Classification	2022	2023
Operating Leases
Operating lease right-of-use assets:
Processing plants	Operating lease right-of-use assets	$1,849,116	1,732,132
Drilling rigs and completion services	Operating lease right-of-use assets	85,405	52,094
Gas gathering lines and compressor stations (1)	Operating lease right-of-use assets	1,463,756	1,435,070
Office space	Operating lease right-of-use assets	41,822	39,777
Vehicles	Operating lease right-of-use assets	756	109
Other office and field equipment	Operating lease right-of-use assets	3,476	3,071
Total operating lease right-of-use assets		$3,444,331	3,262,253
Operating lease liabilities:
Short-term operating lease liabilities	Short-term lease liabilities	$556,137	553,107
Long-term operating lease liabilities	Long-term lease liabilities	2,888,194	2,709,146
Total operating lease liabilities		$3,444,331	3,262,253

Finance Leases
Finance lease right-of-use assets:
Vehicles	Other property and equipment	$2,159	3,435
Total finance lease right-of-use assets (2)		$2,159	3,435
Finance lease liabilities:
Short-term finance lease liabilities	Short-term lease liabilities	$499	846
Long-term finance lease liabilities	Long-term lease liabilities	1,660	2,589
Total finance lease liabilities		$2,159	3,435
(1)	Gas gathering lines and compressor stations includes $1.4 billion related to Antero Midstream as of December 31, 2022 and June 30, 2023. See “—Related party lease disclosure” for additional discussion.
(2)	Financing lease assets are recorded net of accumulated amortization of $1 million as of December 31, 2022 and June 30, 2023.

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(b)	Supplemental Information Related to Leases

Costs associated with operating and finance leases were included in the unaudited condensed consolidated statement of operations and comprehensive loss (in thousands):

			Three Months Ended June 30,		Six Months Ended June 30,
Cost	Classification	Location	2022	2023	2022	2023
Operating lease cost	Statement of operations	Gathering, compression, processing and transportation	$365,343	407,445	731,177	788,728
Operating lease cost	Statement of operations	General and administrative	2,787	3,030	5,654	5,967
Operating lease cost	Statement of operations	Contract termination	—	2,808	—	3,930
Operating lease cost	Statement of operations	Lease operating	44	21	89	42
Operating lease cost	Balance sheet	Proved properties (1)	41,100	31,602	48,859	71,372
Total operating lease cost			$409,274	444,906	785,779	870,039

Finance lease cost:
Amortization of right-of-use assets	Statement of operations	Depletion, depreciation and amortization	$107	546	225	638
Interest on lease liabilities	Statement of operations	Interest expense	51	162	65	276
Total finance lease cost			$158	708	290	914

Short-term lease payments			$28,348	34,707	77,108	72,408
(1)	Capitalized costs related to drilling and completion activities.

(c)	Supplemental Cash Flow Information Related to Leases

The following table presents the Company’s supplemental cash flow information related to leases (in thousands):

	Six Months Ended June 30,
	2022	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$675,563	654,938
Operating cash flows from finance leases	66	276
Investing cash flows from operating leases	39,781	61,092
Financing cash flows from finance leases	277	343

Noncash activities:
Right-of-use assets obtained in exchange for new operating lease obligations	$215,157	51,737
Increase (decrease) to existing right-of-use assets and lease obligations from operating lease modifications, net (1)	$(47,728)	40,176
(1)	During the six months ended June 30, 2022, the weighted average discount rate for remeasured operating leases increased from 4.5% as of December 31, 2021 to 5.1% as of June 30, 2022. During the six months ended June 30, 2023, the weighted average discount rate for remeasured operating leases increased from 5.2% as of December 31, 2022 to 5.8% as of June 30, 2023.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(d)	Maturities of Lease Liabilities

The table below is a schedule of future minimum payments for operating and financing lease liabilities as of June 30, 2023 (in thousands):

	Operating Leases	Financing Leases	Total
2023	$374,215	669	374,884
2024	685,594	1,339	686,933
2025	609,747	1,297	611,044
2026	556,196	961	557,157
2027	457,972	112	458,084
Thereafter	1,252,713	33	1,252,746
Total lease payments	3,936,437	4,411	3,940,848
Less: imputed interest	(674,184)	(976)	(675,160)
Total	$3,262,253	3,435	3,265,688

(e)	Lease Term and Discount Rate

The following table sets forth the Company’s weighted average remaining lease term and discount rate:

	December 31, 2022		June 30, 2023
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term	7.2 years	3.5 years	6.9 years	3.4 years
Weighted average discount rate	5.3%	7.4%	5.6%	8.1%

(f)	Related Party Lease Disclosure

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

The 2019 gathering and compression agreement includes a growth incentive fee program whereby low-pressure gathering fees will be reduced from 2020 through 2023 to the extent the Company achieves certain quarterly volumetric targets. The Company’s throughput gathered under the Marcellus gathering and compression agreements is not considered in low pressure gathering volume targets. Upon completion of the initial contract term, the 2019 gathering and compression agreement will continue in effect from year to year until such time as the agreement is terminated, effective upon an

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

anniversary of the effective date of the agreement, by either the Company or Antero Midstream on or before the 180th day prior to the anniversary of such effective date. The Company achieved the volumetric targets during each of the first and second quarters of 2022 and 2023, and earned fee rebates of $12 million for the three months ended June 30, 2022 and 2023 and $24 million for the six months ended June 30, 2022 and 2023.

Gathering and compression fees paid by Antero related to these agreements were $164 million and $185 million for the three months ended June 30, 2022 and 2023, respectively. For the six months ended June 30, 2022 and 2023, gathering and compression fees paid by Antero related to this agreement were $327 million and $361 million, respectively. As of December 31, 2022 and June 30, 2023, $59 million and $69 million, respectively, was included within Accounts payable, related parties on the condensed consolidated balance sheet as due to Antero Midstream related to these agreements.

(13) Commitments

The following table sets forth a schedule of future minimum payments for the Company’s contractual obligations, which include leases that have a lease term in excess of one year as of June 30, 2023 (in thousands):

		Processing,
		Gathering,
	Firm	Compression	Operating and	Imputed Interest
	Transportation	and Water Service	Financing Leases	for Leases	Other
	(a)	(b)	(c)	(c)	(d)	Total
Remainder of 2023	$594,682	35,382	286,449	88,435	2,586	1,007,534
2024	1,147,772	63,212	533,031	153,902	6,009	1,903,926
2025	1,134,296	51,865	486,261	124,783	4,875	1,802,080
2026	1,131,882	18,688	459,146	98,011	2,250	1,709,977
2027	1,127,234	17,400	384,429	73,655	—	1,602,718
Thereafter	5,444,784	80,556	1,116,372	136,374	—	6,778,086
Total	$10,580,650	267,103	3,265,688	675,160	15,720	14,804,321

(a)	Firm Transportation

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

The Company incurs costs associated with the delay or cancellation of certain contracts with third-parties. These costs are recorded in Contract termination and included in the statement of operations and comprehensive income (loss). During the six months ended June 30, 2023, the Company executed an early termination of its firm transportation commitment of 200,000 MMBtu per day on the Equitrans pipeline and made a cash payment of $24 million. There are no remaining payment obligations related to these delayed or cancelled contracts as of June 30, 2023.

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

In addition, pending litigation against the Company and other similarly situated peer operators could have an impact on the methods for determining the amount of permitted post-production costs and types of costs that have been, and may be, deducted from royalty payments, among other things. A ruling was recently received in an immaterial case to which the Company is a party, and the Company continues to analyze how this decision may impact other cases to which the Company is a party. The Company cannot predict how these issues may ultimately be resolved, and therefore is also unable to estimate any potential damages, if any, that may result.

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(b)	Reportable Segments Financial Information

The operating results and assets of the Company’s reportable segments were as follows (in thousands):

	Three Months Ended June 30, 2022
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream	Affiliate	Total
Sales and revenues:
Third-party	$2,095,144	106,150	242	(242)	2,201,294
Intersegment	391	—	228,665	(228,665)	391
Total revenue	2,095,535	106,150	228,907	(228,907)	2,201,685

Operating expenses:
Lease operating	25,253	—	—	—	25,253
Gathering, compression, processing, transportation and water handling	656,212	—	43,299	(43,299)	656,212
General and administrative	44,439	—	16,079	(16,079)	44,439
Depletion, depreciation and amortization	173,395	—	35,675	(35,675)	173,395
Impairment of property and equipment	23,363	—	3,702	(3,702)	23,363
Other	86,207	131,298	1,756	(1,756)	217,505
Total operating expenses	1,008,869	131,298	100,511	(100,511)	1,140,167
Operating income (loss)	$1,086,666	(25,148)	128,396	(128,396)	1,061,518
Equity in earnings of unconsolidated affiliates	$14,713	—	22,824	(22,824)	14,713
Capital expenditures for segment assets	$260,864	—	77,767	(77,767)	260,864

	Three Months Ended June 30, 2023
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream	Affiliate	Total
Sales and revenues:
Third-party	$909,092	43,793	274	(274)	952,885
Intersegment	420	—	258,013	(258,013)	420
Total revenue	909,512	43,793	258,287	(258,287)	953,305

Operating expenses:
Lease operating	28,748	—	—	—	28,748
Gathering, compression, processing, transportation and water handling	663,975	—	52,595	(52,595)	663,975
General and administrative	53,901	—	18,162	(18,162)	53,901
Depletion, depreciation and amortization	171,406	—	35,233	(35,233)	171,406
Impairment of property and equipment	15,710	—	—	—	15,710
Other	42,326	66,175	6,774	(6,774)	108,501
Total operating expenses	976,066	66,175	112,764	(112,764)	1,042,241
Operating income (loss)	$(66,554)	(22,382)	145,523	(145,523)	(88,936)
Equity in earnings of unconsolidated affiliates	$19,098	—	25,972	(25,972)	19,098
Capital expenditures for segment assets	$637,096	—	41,782	(41,782)	637,096

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

	Six Months Ended June 30, 2022
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream	Affiliate	Total
Sales and revenues:
Third-party	$2,812,525	175,188	637	(637)	2,987,713
Intersegment	812	—	446,761	(446,761)	812
Total revenue	2,813,337	175,188	447,398	(447,398)	2,988,525

Operating expenses:
Lease operating	43,033	—	—	—	43,033
Gathering, compression, processing, transportation and water handling	1,246,490	—	85,311	(85,311)	1,246,490
General and administrative	80,130	—	34,010	(34,010)	80,130
Depletion, depreciation and amortization	341,783	—	63,975	(63,975)	341,783
Impairment of property and equipment	45,825	—	3,702	(3,702)	45,825
Other	144,151	230,194	2,850	(2,850)	374,345
Total operating expenses	1,901,412	230,194	189,848	(189,848)	2,131,606
Operating income (loss)	$911,925	(55,006)	257,550	(257,550)	856,919
Equity in earnings of unconsolidated affiliates	$39,891	—	46,056	(46,056)	39,891
Capital expenditures for segment assets	$476,740	—	162,034	(162,034)	476,740

	Six Months Ended June 30, 2023
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream	Affiliate	Total
Sales and revenues:
Third-party	$2,258,568	102,322	546	(546)	2,360,890
Intersegment	763	—	517,216	(517,216)	763
Total revenue	2,259,331	102,322	517,762	(517,762)	2,361,653

Operating expenses:
Lease operating	58,069	—	—	—	58,069
Gathering, compression, processing, transportation and water handling	1,309,147	—	110,468	(110,468)	1,309,147
General and administrative	111,162	—	35,509	(35,509)	111,162
Depletion, depreciation and amortization	338,988	—	70,429	(70,429)	338,988
Impairment of property and equipment	31,270	—	—	—	31,270
Other	99,164	171,299	7,488	(7,488)	270,463
Total operating expenses	1,947,800	171,299	223,894	(223,894)	2,119,099
Operating income (loss)	$311,531	(68,977)	293,868	(293,868)	242,554
Equity in earnings of unconsolidated affiliates	$36,779	—	50,428	(50,428)	36,779
Capital expenditures for segment assets	$637,096	—	84,739	(84,739)	637,096

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

The summarized assets of the Company’s reportable segments are as follows (in thousands):

	As of December 31, 2022
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream	Affiliate	Total
Investments in unconsolidated affiliates	$220,429	—	652,767	(652,767)	220,429
Total assets	14,081,077	36,962	5,791,320	(5,791,320)	14,118,039

	(Unaudited)
	As of June 30, 2023
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream	Affiliate	Total
Investments in unconsolidated affiliates	$218,196	—	639,887	(639,887)	218,196
Total assets	13,747,226	19,584	5,752,883	(5,752,883)	13,766,810

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Balance Sheet
		(Unaudited)
	December 31, 2022	June 30, 2023
Current assets	$739,104	363,698
Noncurrent assets	12,663,911	12,775,341
Total assets	$13,403,015	13,139,039

Accounts payable, related parties	$80,708	95,360
Other current liabilities	1,668,426	1,398,840
Total current liabilities	1,749,134	1,494,200
Noncurrent liabilities	5,306,539	5,184,049
Total liabilities	$7,055,673	6,678,249

Statement of Operations

		Six Months Ended
		June 30, 2023
Revenues		$2,275,190
Operating expenses		2,095,558
Income from operations		179,632
Net income and comprehensive income including noncontrolling interests		130,347
Net income and comprehensive income attributable to Antero Resources Corporation		$130,347

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results, and the differences can be material. Some of the key factors that could cause actual results to vary from our expectations include changes in natural gas, NGLs and oil prices, the timing of planned capital expenditures, our ability to fund our development programs, uncertainties in estimating proved reserves and forecasting production results, operational factors affecting the commencement or maintenance of producing wells, the condition of the capital markets generally, as well as our ability to access them, impacts of world health events and uncertainties regarding environmental regulations or litigation and other legal or regulatory developments affecting our business, as well as those factors discussed below, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. See “Cautionary Statement Regarding Forward-Looking Statements.” Also, see the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors.” We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

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

We have assembled a portfolio of long-lived properties that are characterized by what we believe to be low geologic risk and repeatability. Our drilling opportunities are focused in the Appalachian Basin. As of June 30, 2023, we held approximately 516,000 net acres in the Appalachian Basin.

Market Conditions and Business Trends

Commodity Markets

Prices for natural gas, NGLs and oil that we produce significantly impact our revenues and cash flows. Natural gas, NGLs and oil benchmark prices decreased significantly during the three and six months ended June 30, 2023 as compared to the same periods of 2022. As a result, we experienced a decrease in price realizations during the three and six months ended June 30, 2023. We monitor the economic factors that impact natural gas, NGLs and oil prices, including domestic and foreign supply and demand indicators, domestic and foreign commodity inventories, the actions of Organization of Petroleum Exporting Countries and other large producing nations and the current Russia-Ukraine conflict, among others. In the current economic environment, we expect that commodity prices for some or all of the commodities we produce could remain volatile. This volatility is beyond our control and may adversely impact our business, financial condition, results of operations and future cash flows.

The following table details the average benchmark natural gas and oil prices:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Henry Hub (1) ($/Mcf)	$7.17	2.10	$6.06	2.76
West Texas Intermediate (2) ($/Bbl)	108.41	73.78	101.35	74.95
(1)	NYMEX first of month average natural gas price.
(2)	Energy Information Administration calendar month average settled futures price.

Hedge Position

Antero Resources (Excluding Martica)

We are exposed to certain commodity price risks relating to our ongoing business operations, and we use derivative instruments as we deem necessary to manage such risks. In addition, we periodically enter into contracts that contain embedded features that are required to be bifurcated and accounted for separately as derivatives. Due to our improved liquidity and leverage position as compared to past levels, the percentage of our expected production that we hedge has decreased. For the three and six months ended June 30, 2022, 34% and 35%, respectively, of our production was hedged through fixed price commodity swaps as compared to 1% and 2% for the three and six months ended June 30, 2023, respectively. Assuming our 2023 production is the same as our production in 2022, 1% of our production for 2023 will be hedged through fixed price commodity swaps. The tables and narrative below exclude derivative instruments attributable to Martica, our consolidated VIE, since all gains or losses from such contracts are fully attributable to the noncontrolling interests in Martica.

As of June 30, 2023, our fixed price natural gas swap positions excluding Martica were as follows:

				Weighted
				Average
Commodity / Settlement Period	Index	Contracted Volume		Price
Natural Gas
July-December 2023	Henry Hub	8	Bcf	$2.37	/MMBtu

As of June 30, 2023, our natural gas basis swap positions settle on the pricing index to basis differential of the Columbia Gas Transmission pipeline (“TCO”) to the NYMEX Henry Hub natural gas price were as follows:

				Weighted Average
Commodity / Settlement Period	Index to Basis Differential	Contracted Volume		Hedged Differential
Natural Gas
July-December 2023	NYMEX to TCO	9	Bcf	$0.525	/MMBtu
January-December 2024	NYMEX to TCO	18	Bcf	0.530	/MMBtu
		27	Bcf	0.528	/MMBtu

We have a call option and an embedded put option tied to NYMEX pricing for the production volumes associated with the Company’s retained interest in the VPP properties. As of June 30, 2023, our call option and embedded put option arrangements were as follows:

						Embedded
				Call Option		Put Option
Commodity / Settlement Period	Index	Contracted Volume		Strike Price		Strike Price
Natural Gas
July-December 2023	Henry Hub	10	Bcf	$2.466	/MMBtu	$2.466	/MMBtu
January-December 2024	Henry Hub	19	Bcf	2.477	/MMBtu	2.527	/MMBtu
January-December 2025	Henry Hub	16	Bcf	2.564	/MMBtu	2.614	/MMBtu
January-December 2026	Henry Hub	12	Bcf	2.629	/MMBtu	2.679	/MMBtu
		57	Bcf	2.525	/MMBtu	2.563	/MMBtu

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

As of June 30, 2023, the estimated fair value of our commodity derivative contracts, excluding Martica, was a net liability of $67 million. See Note 11—Derivative Instruments to the unaudited condensed consolidated financial statements for more information.

Martica

Our consolidated VIE, Martica, also maintains a portfolio of fixed swap natural gas, NGLs and oil derivatives for the benefit of the noncontrolling interests in Martica. As such, all gains and losses attributable to Martica’s derivative portfolio are fully attributable to the noncontrolling interests in Martica. As of June 30, 2023, Martica’s fixed price natural gas, NGLs and oil swap positions were as follows:

				Weighted
				Average
Commodity / Settlement Period	Index	Contracted Volume		Price
Natural Gas
July-December 2023	Henry Hub	6	Bcf	$2.35	/MMBtu
January-December 2024	Henry Hub	9	Bcf	2.33	/MMBtu
January-March 2025	Henry Hub	1	Bcf	2.53	/MMBtu
		16	Bcf	2.35	/MMBtu

Natural Gasoline
July-December 2023	Mont Belvieu Natural Gasoline-OPIS Non-TET	42	MBbl	40.74	/Bbl

Oil
July-December 2023	West Texas Intermediate	14	MBbl	44.72	/Bbl
January-December 2024	West Texas Intermediate	16	MBbl	44.02	/Bbl
January-March 2025	West Texas Intermediate	3	MBbl	45.06	/Bbl
		33	MBbl	44.43	/Bbl

As of June 30, 2023, the estimated fair value of Martica’s commodity derivative contracts was a net liability of $17 million. See Note 11—Derivative Instruments to the unaudited condensed consolidated financial statements for more information.

Economic Indicators

The economy experienced elevated inflation levels as a result of global supply and demand imbalances, where global demand outpaced supplies beginning in 2021 and continuing through the first half of 2023. For example, the Consumer Price Index (“CPI”) for all urban consumers increased 9% from June 2021 to June 2022 and an additional 3% from June 2022 to June 2023 as compared to the Federal Reserve’s stated goal of 2%. In order to manage the inflation risk present in the United States’ economy, the Federal Reserve utilized monetary policy in the form of interest rate increases beginning in March 2022 in an effort to bring the inflation rate in line with its stated goal of 2% on a long-term basis. Between March 2022 and May 2023, the Federal Reserve increased the federal funds interest rate by 5.0%. While inflationary pressures in the United States’ economy have begun to subside, we continue to be impacted by the increased federal funds interest rate. See “—Results of Operations” for more information.

The economy also continues to be impacted by the effects of global events. These events have often caused global supply chain disruptions with additional pressure due to trade sanctions on Russia and other global trade restrictions, among others. However, our supply chain has not experienced any significant interruptions as a result of such events.

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

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2023

The operating results of our reportable segments were as follows (in thousands):

	Three Months Ended June 30, 2022
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream	Affiliate	Total
Revenue and other:
Natural gas sales	$1,558,994	—	—	—	1,558,994
Natural gas liquids sales	702,388	—	—	—	702,388
Oil sales	89,185	—	—	—	89,185
Commodity derivative fair value losses	(265,662)	—	—	—	(265,662)
Gathering, compression and water handling	—	—	228,907	(228,907)	—
Marketing	—	106,150	—	—	106,150
Amortization of deferred revenue, VPP	9,375	—	—	—	9,375
Other revenue and income	1,255	—	—	—	1,255
Total revenue	2,095,535	106,150	228,907	(228,907)	2,201,685

Operating expenses:
Lease operating	25,253	—	—	—	25,253
Gathering and compression	223,650	—	19,343	(19,343)	223,650
Processing	219,100	—	—	—	219,100
Transportation	213,462	—	—	—	213,462
Water handling	—	—	23,956	(23,956)	—
Production and ad valorem taxes	81,842	—	—	—	81,842
Marketing	—	131,298	—	—	131,298
Exploration and mine expenses	1,394	—	—	—	1,394
General and administrative (excluding equity-based compensation)	36,268	—	10,438	(10,438)	36,268
Equity-based compensation	8,171	—	5,641	(5,641)	8,171
Depletion, depreciation and amortization	173,395	—	35,675	(35,675)	173,395
Impairment of property and equipment	23,363	—	3,702	(3,702)	23,363
Accretion of asset retirement obligations	804	—	64	(64)	804
Contract termination and other operating expenses	2,096	—	1,724	(1,724)	2,096
Loss (gain) on sale of assets	71	—	(32)	32	71
Total operating expenses	1,008,869	131,298	100,511	(100,511)	1,140,167
Operating income (loss)	$1,086,666	(25,148)	128,396	(128,396)	1,061,518

Equity in earnings of unconsolidated affiliates	$14,713	—	22,824	(22,824)	14,713

	Three Months Ended June 30, 2023
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream	Affiliate	Total
Revenue and other:
Natural gas sales	$437,130	—	—	—	437,130
Natural gas liquids sales	397,733	—	—	—	397,733
Oil sales	57,962	—	—	—	57,962
Commodity derivative fair value gains	8,284	—	—	—	8,284
Gathering, compression and water handling	—	—	258,287	(258,287)	—
Marketing	—	43,793	—	—	43,793
Amortization of deferred revenue, VPP	7,618	—	—	—	7,618
Other revenue and income	785	—	—	—	785
Total revenue	909,512	43,793	258,287	(258,287)	953,305

Operating expenses:
Lease operating	28,748	—	—	—	28,748
Gathering and compression	211,691	—	25,154	(25,154)	211,691
Processing	262,642	—	.	—	262,642
Transportation	189,642	—	—	—	189,642
Water handling	—	—	27,441	(27,441)	—
Production and ad valorem taxes	36,158	—	—	—	36,158
Marketing	—	66,175	—	—	66,175
Exploration and mine expenses	743	—	—	—	743
General and administrative (excluding equity-based compensation)	40,389	—	9,663	(9,663)	40,389
Equity-based compensation	13,512	—	8,499	(8,499)	13,512
Depletion, depreciation and amortization	171,406	—	35,233	(35,233)	171,406
Impairment of property and equipment	15,710	—	—	—	15,710
Accretion of asset retirement obligations	1,204	—	44	(44)	1,204
Loss (gain) on sale of assets	(220)	—	5,814	(5,814)	(220)
Contract termination and other operating expenses	4,441	—	916	(916)	4,441
Total operating expenses	976,066	66,175	112,764	(112,764)	1,042,241
Operating income (loss)	$(66,554)	(22,382)	145,523	(145,523)	(88,936)

Equity in earnings of unconsolidated affiliates	$19,098	—	25,972	(25,972)	19,098

Exploration and Production Segment

The following table sets forth selected operating data of the exploration and production segment:

	Three Months Ended		Amount of
	June 30,		Increase	Percent
	2022	2023	(Decrease)	Change
Production data (1) (2):
Natural gas (Bcf)	203	204	1	*
C2 Ethane (MBbl)	4,025	6,414	2,389	59%
C3+ NGLs (MBbl)	10,156	10,175	19	*
Oil (MBbl)	906	971	65	7%
Combined (Bcfe)	294	309	15	5%
Daily combined production (MMcfe/d)	3,228	3,400	172	5%
Average prices before effects of derivative settlements (3):
Natural gas (per Mcf)	$7.67	2.14	(5.53)	(72)%
C2 Ethane (per Bbl) (4)	$22.42	7.82	(14.60)	(65)%
C3+ NGLs (per Bbl)	$60.28	34.16	(26.12)	(43)%
Oil (per Bbl)	$98.49	59.69	(38.80)	(39)%
Weighted Average Combined (per Mcfe)	$8.00	2.89	(5.11)	(64)%
Average realized prices after effects of derivative settlements (3):
Natural gas (per Mcf)	$4.94	2.16	(2.78)	(56)%
C2 Ethane (per Bbl) (4)	$22.42	7.82	(14.60)	(65)%
C3+ NGLs (per Bbl)	$59.84	34.11	(25.73)	(43)%
Oil (per Bbl)	$97.73	59.40	(38.33)	(39)%
Weighted Average Combined (per Mcfe)	$6.10	2.90	(3.20)	(52)%
Average costs (per Mcfe):
Lease operating	$0.09	0.09	—	*
Gathering and compression	$0.76	0.68	(0.08)	(11)%
Processing	$0.75	0.85	0.10	13%
Transportation	$0.73	0.61	(0.12)	(16)%
Production and ad valorem taxes	$0.28	0.12	(0.16)	(57)%
Marketing expense, net	$0.09	0.07	(0.02)	(22)%
General and administrative (excluding equity-based compensation)	$0.12	0.13	0.01	8%
Depletion, depreciation, amortization and accretion	$0.59	0.56	(0.03)	(5)%
*	Not meaningful.
(1)	Production data excludes volumes related to the VPP.
(2)	Oil and NGLs production was converted at 6 Mcf per Bbl to calculate total Bcfe production and per Mcfe amounts. This ratio is an estimate of the equivalent energy content of the products and may not reflect their relative economic value.
(3)	Average prices reflect the before and after effects of our settled commodity derivatives. Our calculation of such after effects includes gains (losses) on settlements of commodity derivatives, which do not qualify for hedge accounting because we do not designate or document them as hedges for accounting purposes.
(4)	The average realized price for the three months ended June 30, 2023 includes $1 million of proceeds related to a take-or-pay contract. Excluding the effect of these proceeds, the average realized price for ethane before and after the effects of derivatives would have been $7.65 per Bbl.

Natural gas sales. Revenues from sales of natural gas decreased from $1.6 billion for the three months ended June 30, 2022 to $437 million for the three months ended June 30, 2023, a decrease of $1.2 billion, or 72%. Lower commodity prices (excluding the effects of derivative settlements) during the three months ended June 30, 2023 accounted for an approximate $1.2 billion decrease in year-over-year natural gas sales revenue (calculated as the change in the year-to-year average price times current year production volumes). Higher natural gas production volumes accounted for an approximate $6 million increase in year-over-year natural gas sales revenue (calculated as the change in year-to-year volumes times the prior year average price).

NGLs sales. Revenues from sales of NGLs decreased from $702 million for the three months ended June 30, 2022 to $398 million for the three months ended June 30, 2023, a decrease of $304 million, or 43%. Lower commodity prices (excluding the effects of derivative settlements) during the three months ended June 30, 2023 accounted for an approximate $359 million decrease in year-over-year revenues (calculated as the change in the year-to-year average price times current year production volumes). Higher NGLs production volumes accounted for an approximate $55 million increase in year-over-year NGLs revenues (calculated as the change in year-to-year volumes times the prior year average price).

Oil sales. Revenues from sales of oil decreased from $89 million for the three months ended June 30, 2022 to $58 million for the three months ended June 30, 2023, a decrease of $31 million, or 35%. Lower oil prices, excluding the effects of derivative settlements, accounted for an approximate $38 million decrease in year-over-year oil revenues (calculated as the change in the year-to-year average price times current year production volumes). Higher oil production volumes during the three months ended June 30, 2023 accounted for an approximate $7 million increase in year-over-year oil revenues (calculated as the change in year-to-year volumes times the prior year average price).

Commodity derivative fair value gains (losses). Our commodity derivatives included variable price swap contracts, basis swap contracts, call options and embedded put options. Because we do not designate these derivatives as accounting hedges, they do not receive hedge accounting treatment. Consequently, all mark-to-market gains or losses, as well as cash receipts or payments on settled derivative instruments, are recognized in our statements of operations. For the three months ended June 30, 2022 and 2023, our commodity hedges resulted in derivative fair value losses of $266 million and fair value gains of $8 million, respectively. For the three months ended June 30, 2022, commodity derivative fair value losses included $559 million of cash payments on settled commodity derivatives losses. For the three months ended June 30, 2023, commodity derivative fair value gains included $3 million of cash proceeds on settled commodity derivative gains.

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

Amortization of deferred revenue, VPP. Amortization of deferred revenues associated with the VPP decreased from $9 million for the three months ended June 30, 2022 to $8 million for the three months ended June 30, 2023, a decrease of $1 million, or 19%, primarily due to lower production volumes attributable to the VPP properties between periods. Amortization of the deferred revenues associated with the VPP are recognized as the production volumes are delivered at $1.61 per MMBtu over the contractual term.

Lease operating expense. Lease operating expense increased from $25 million, or $0.09 per Mcfe, for the three months ended June 30, 2022 to $29 million, or $0.09 per Mcfe, for the three months ended June 30, 2023, an increase of $4 million, primarily due to higher water disposal costs and workover expense. On a per unit basis, our higher costs during the three months ended June 30, 2023 were fully offset by increased production volumes during the period.

Gathering, compression, processing and transportation expense. Gathering, compression, processing and transportation expense increased from $656 million for the three months ended June 30, 2022 to $664 million for the three months ended June 30, 2023, an increase of $8 million, or 1%. This fluctuation primarily resulted from the following:

●	Gathering and compression costs decreased from $0.76 per Mcfe for the three months ended June 30, 2022 to $0.68 per Mcfe for the three months ended June 30, 2023, primarily due to due to lower fuel costs as a result of decreased commodity prices, partially offset by annual CPI-based adjustments between periods.
●	Processing costs increased from $0.75 per Mcfe for the three months ended June 30, 2022 to $0.85 per Mcfe for the three months ended June 30, 2023, primarily due to increased costs for NGLs processing, which includes an annual CPI-based adjustment during the first quarter of 2023, and higher NGLs transportation fees.
●	Transportation costs decreased from $0.73 per Mcfe for the three months ended June 30, 2022 to $0.61 per Mcfe for the three months ended June 30, 2023 primarily due to lower fuel costs as a result of lower commodity prices and demand fees between periods.

Production and ad valorem tax expense.  Total production and ad valorem taxes decreased from $82 million for the three months ended June 30, 2022 to $36 million for the three months ended June 30, 2023, a decrease of $46 million, or 56%, primarily due to lower commodity prices between periods. Production and ad valorem taxes as a percentage of natural gas revenues increased from 5% for the three months ended June 30, 2022 to 8% for the three months ended June 30, 2023, primarily as a result of higher ad valorem taxes, which 2023 West Virginia ad valorem taxes are based on commodity prices during 2021.

General and administrative expense. General and administrative expense (excluding equity-based compensation expense) increased from $36 million for the three months ended June 30, 2022 to $40 million for the three months ended June 30, 2023, an increase of $4 million, or 11%, primarily due to higher salary and wage expense and software license costs between periods. We had 530 and 604 employees as of June 30, 2022 and 2023, respectively. General and administrative expense on a per unit basis (excluding equity-based compensation) increased from $0.12 per Mcfe for the three months ended June 30, 2022 to $0.13 per Mcfe for the three months ended June 30, 2023 as a result of our higher overall general and administrative costs, partially offset by increased production volumes between periods.

Equity-based compensation expense. Noncash equity-based compensation expense increased from $8 million for the three months ended June 30, 2022 to $14 million for the three months ended June 30, 2023, an increase of $6 million, or 65%, primarily due to an increase in the annual equity awards granted during the fourth quarter of 2022 and the first half of 2023 as compared to prior years, which were temporarily and significantly reduced during 2020 and supplemented by our cash awards program. Our equity awards vest over three or four year service periods, and our equity incentive program began returning to normal levels during 2021. See Note 9—Equity Based Compensation and Cash Awards to the unaudited condensed consolidated financial statements for more information.

Depletion, depreciation, and amortization expense. DD&A expense remained relatively consistent at $173 million, or $0.59 per Mcfe, and $171 million, or $0.56 per Mcfe, for the three months ended June 30, 2022 and 2023, respectively. This decrease in DD&A expense per Mcfe between periods was primarily due to higher reserve volumes during the three months ended June 30, 2023.

Impairment of property and equipment. Impairment of oil and gas properties decreased from $23 million for the three months ended June 30, 2022 to $16 million for the three months ended June 30, 2023, a decrease of $7 million, or 33%, primarily related to lower impairments of expiring leases between periods. During both periods, we recognized impairments primarily related to expiring leases as well as design and initial costs related to pads we no longer plan to place into service.

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

Net marketing expense decreased from $25 million, or $0.09 per Mcfe, for the three months ended June 30, 2022 to $22 million, or $0.07 per Mcfe, for the three months ended June 30, 2023, primarily due to lower firm transportation commitments, partially offset by lower marketing margins between periods.

Marketing revenue. Marketing revenue decreased from $106 million for the three months ended June 30, 2022 to $44 million for the three months ended June 30, 2023, a decrease of $62 million, or 59%. This fluctuation primarily resulted from the following:

●	Natural gas marketing revenue decreased by $41 million between periods primarily due to lower natural gas prices, partially offset by higher natural gas marketing volumes. Lower natural gas prices accounted for a $47 million decrease in year-over-year marketing revenues (calculated as the change in the year-to-year average price times current year marketing volumes), and higher natural gas marketing volumes accounted for an approximate $6 million increase in year-over-year marketing revenues (calculated as the change in year-to-year volumes times the prior year average price).
●	Oil marketing revenue decreased by $1 million between periods primarily due to lower oil prices, partially offset by higher oil marketing volumes. Lower oil prices accounted for an approximate $8 million decrease in year-over-year marketing revenues (calculated as the change in the year-to-year average price times current year marketing volumes), and higher oil marketing volumes accounted for a $7 million increase in year-over-year marketing revenues (calculated as the change in year-to-year volumes times the prior year average price).
●	Ethane marketing revenues were $20 million for the three months ended June 30, 2022. There were no ethane marketing revenues for the three months ended June 30, 2023.

Marketing expense. Marketing expense decreased from $131 million for the three months ended June 30, 2022 to $66 million for the three months ended June 30, 2023, a decrease of $65 million, or 50%. Marketing expense includes the cost of third-party purchased natural gas, NGLs and oil as well as firm transportation costs, including costs related to current excess firm capacity. The cost of third-party natural gas, ethane and oil purchases decreased $44 million, $12 million and $1 million, respectively, between periods. The total cost of third-party commodity purchases decreased primarily due to lower commodity prices, partially offset by higher marketing volumes between periods. Firm transportation costs were $35 million for the three months ended June 30, 2022 and $27 million for the three months ended June 30, 2023, a decrease of $8 million due to the reduction in firm transportation commitments and higher third-party marketing volumes between periods.

Antero Midstream Segment

Antero Midstream revenue.  Revenue from the Antero Midstream segment increased from $229 million for the three months ended June 30, 2022 to $258 million for the three months ended June 30, 2023, an increase of $29 million, primarily due to higher low pressure gathering, compression and high pressure gathering delivery revenues due to annual CPI-based adjustments and increased throughput between periods.

Antero Midstream operating expense. Total operating expense related to the Antero Midstream segment increased from $101 million for the three months ended June 30, 2022 to $113 million for the three months ended June 30, 2023, an increase of $12 million, primarily due to 12 compressor stations that were acquired during the fourth quarter of 2022 and higher wastewater trucking costs and equity-based compensation expense between periods.

Discussion of Items Not Allocated to Segments

Interest expense. Interest expense decreased from $34 million for the three months ended June 30, 2022 to $28 million for the three months ended June 30, 2023, a decrease of $6 million, or 18%, primarily due to the reduction in debt as a result of the repurchase of certain of our unsecured senior notes between periods and lower Credit Facility borrowings between periods, partially offset by higher benchmark interest rates during the three months ended June 30, 2023.

Loss on early extinguishment of debt. During the three months ended June 30, 2022, we repurchased $50 million of our 2029 Notes and $13 million of our 2026 Notes, which resulted in a loss on early debt extinguishment of $4 million. There were no debt redemptions or repurchases during the three months ended June 30, 2023. See Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements for more information.

Income tax benefit (expense). For the three months ended June 30, 2022, we had an income tax expense of $226 million, with an effective tax rate of 22%, due to income before income taxes of $1.0 billion. For the three months ended June 30, 2023, we had an income tax benefit of $30 million, with an effective tax rate of 31%, due to a loss before income taxes of $98 million. The increase in the effective tax rate between periods was primarily due to the net loss before income taxes during the three months ended June 30, 2023 that when taken together with net income before taxes during the three months ended March 31, 2023 results in a 14% effective tax rate for the six months ended June 30, 2023.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2023

The operating results of our reportable segments were as follows (in thousands):

	Six Months Ended June 30, 2022
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream	Affiliate	Total
Revenue and other:
Natural gas sales	$2,554,786	—	—	—	2,554,786
Natural gas liquids sales	1,362,693	—	—	—	1,362,693
Oil sales	152,479	—	—	—	152,479
Commodity derivative fair value losses	(1,277,042)	—	—	—	(1,277,042)
Gathering, compression and water handling	—	—	447,398	(447,398)	—
Marketing	—	175,188	—	—	175,188
Amortization of deferred revenue, VPP	18,647	—	—	—	18,647
Other revenue and income	1,774	—	—	—	1,774
Total revenue	2,813,337	175,188	447,398	(447,398)	2,988,525

Operating expenses:
Lease operating	43,033	—	—	—	43,033
Gathering and compression	425,112	—	36,525	(36,525)	425,112
Processing	409,701	—	—	—	409,701
Transportation	411,677	—	—	—	411,677
Water handling	—	—	48,786	(48,786)	—
Production and ad valorem taxes	134,650	—	—	—	134,650
Marketing	—	230,194	—	—	230,194
Exploration and mine expenses	2,292	—	—	—	2,292
General and administrative (excluding equity-based compensation)	67,310	—	25,537	(25,537)	67,310
Equity-based compensation	12,820	—	8,473	(8,473)	12,820
Depletion, depreciation and amortization	341,783	—	63,975	(63,975)	341,783
Impairment of property and equipment	45,825	—	3,702	(3,702)	45,825
Accretion of asset retirement obligations	3,248	—	128	(128)	3,248
Contract termination and other operating expenses	2,104	—	(150)	150	2,104
Loss on sale of assets	1,857	—	2,872	(2,872)	1,857
Total operating expenses	1,901,412	230,194	189,848	(189,848)	2,131,606
Operating income (loss)	$911,925	(55,006)	257,550	(257,550)	856,919

Equity in earnings of unconsolidated affiliates	$39,891	—	46,056	(46,056)	39,891

	Six Months Ended June 30, 2023
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream	Affiliate	Total
Revenue and other:
Natural gas sales	$1,105,445	—	—	—	1,105,445
Natural gas liquids sales	893,168	—	—	—	893,168
Oil sales	109,773	—	—	—	109,773
Commodity derivative fair value losses	134,476	—	—	—	134,476
Gathering, compression and water handling	—	—	517,762	(517,762)	—
Marketing	—	102,322	—	—	102,322
Amortization of deferred revenue, VPP	15,151	—	—	—	15,151
Other revenue and income	1,318	—	—	—	1,318
Total revenue	2,259,331	102,322	517,762	(517,762)	2,361,653

Operating expenses:
Lease operating	58,069	—	—	—	58,069
Gathering and compression	424,295	—	49,272	(49,272)	424,295
Processing	499,910	—	—	—	499,910
Transportation	384,942	—	—	—	384,942
Water handling	—	—	61,196	(61,196)	—
Production and ad valorem taxes	85,434	—	—	—	85,434
Marketing	—	147,536	—	—	147,536
Exploration and mine expenses	1,506	—	—	—	1,506
General and administrative (excluding equity-based compensation)	84,632	—	20,683	(20,683)	84,632
Equity-based compensation	26,530	—	14,826	(14,826)	26,530
Depletion, depreciation and amortization	338,988	—	70,429	(70,429)	338,988
Impairment of property and equipment	31,270	—	—	—	31,270
Accretion of asset retirement obligations	2,082	—	88	(88)	2,082
Loss (gain) on sale of assets	(311)	—	5,569	(5,569)	(311)
Contract termination and other operating expenses	10,453	23,763	1,831	(1,831)	34,216
Total operating expenses	1,947,800	171,299	223,894	(223,894)	2,119,099
Operating income (loss)	$311,531	(68,977)	293,868	(293,868)	242,554

Equity in earnings of unconsolidated affiliates	$36,779	—	50,428	(50,428)	36,779

Exploration and Production Segment

The following table sets forth selected operating data of the exploration and production segment:

			Amount of
	Six Months Ended June 30,		Increase	Percent
	2022	2023	(Decrease)	Change
Production data (1) (2):
Natural gas (Bcf)	402	398	(4)	(1)%
C2 Ethane (MBbl)	8,030	12,555	4,525	56%
C3+ NGLs (MBbl)	19,794	20,032	238	1%
Oil (MBbl)	1,629	1,802	173	11%
Combined (Bcfe)	579	604	25	4%
Daily combined production (MMcfe/d)	3,197	3,337	140	4%
Average prices before effects of derivative settlements (3):
Natural gas (per Mcf)	$6.36	2.78	(3.58)	(56)%
C2 Ethane (per Bbl) (4)	$19.59	9.73	(9.86)	(50)%
C3+ NGLs (per Bbl)	$60.90	38.49	(22.41)	(37)%
Oil (per Bbl)	$93.59	60.92	(32.67)	(35)%
Weighted Average Combined (per Mcfe)	$7.03	3.49	(3.54)	(50)%
Average realized prices after effects of derivative settlements (3):
Natural gas (per Mcf)	$4.28	2.76	(1.52)	(36)%
C2 Ethane (per Bbl) (4)	$19.53	9.73	(9.80)	(50)%
C3+ NGLs (per Bbl)	$60.48	38.43	(22.05)	(36)%
Oil (per Bbl)	$92.86	60.55	(32.31)	(35)%
Weighted Average Combined (per Mcfe)	$5.57	3.47	(2.10)	(38)%
Average costs (per Mcfe):
Lease operating	$0.07	0.10	0.03	43%
Gathering and compression	$0.73	0.70	(0.03)	(4)%
Processing	$0.71	0.83	0.12	17%
Transportation	$0.71	0.64	(0.07)	(10)%
Production and ad valorem taxes	$0.23	0.14	(0.09)	(39)%
Marketing expense, net	$0.10	0.07	(0.03)	(30)%
General and administrative (excluding equity-based compensation)	$0.12	0.14	0.02	17%
Depletion, depreciation, amortization and accretion	$0.60	0.56	(0.04)	(7)%
(1)	Production data excludes volumes related to the VPP.
(2)	Oil and NGLs production was converted at 6 Mcf per Bbl to calculate total Bcfe production and per Mcfe amounts. This ratio is an estimate of the equivalent energy content of the products and may not reflect their relative economic value.
(3)	Average prices reflect the before and after effects of our settled commodity derivatives. Our calculation of such after effects includes gains (losses) on settlements of commodity derivatives, which do not qualify for hedge accounting because we do not designate or document them as hedges for accounting purposes.
(4)	The average realized price for the six months ended June 30, 2023 includes $7 million of proceeds related to a take-or-pay contract. Excluding the effect of these proceeds, the average realized price for ethane before and after the effects of derivatives would have been $9.17 per Bbl.

Natural gas sales. Revenues from sales of natural gas decreased from $2.6 billion for the six months ended June 30, 2022 to $1.1 billion for the six months ended June 30, 2023, a decrease of $1.5 million, or 57%. Lower commodity prices (excluding the effects of derivative settlements) during the six months ended June 30, 2023 accounted for an approximate $1.4 billion decrease in year-over-year natural gas sales revenue (calculated as the change in the year-to-year average price times current year production volumes). Lower natural gas production volumes accounted for an approximate $27 million decrease in year-over-year natural gas sales revenue (calculated as the change in year-to-year volumes times the prior year average price).

NGLs sales. Revenues from sales of NGLs decreased from $1.4 billion for the six months ended June 30, 2022 to $893 million for the six months ended June 30, 2023, a decrease of $470 million, or 34%. Lower commodity prices (excluding the effects of derivative settlements) during the six months ended June 30, 2023 accounted for an approximate $573 million decrease in year-over-year revenues (calculated as the change in the year-to-year average price times current year production volumes). Higher NGLs production volumes accounted for an approximate $103 million increase in year-over-year NGLs revenues (calculated as the change in year-to-year volumes times the prior year average price).

Oil sales. Revenues from sales of oil decreased from $152 million for the six months ended June 30, 2022 to $110 million for the six months ended June 30, 2023, a decrease of $42 million, or 28%. Lower oil prices, excluding the effects of derivative settlements, accounted for an approximate $58 million decrease in year-over-year oil revenues (calculated as the change in the year-to-year average price times current year production volumes). Higher oil production volumes during the six months ended June 30, 2023 accounted for an approximate $16 million increase in year-over-year oil revenues (calculated as the change in year-to-year volumes times the prior year average price).

Commodity derivative fair value gains (losses). Our commodity derivatives included variable price swap contracts, swaptions, basis swap contracts, call options and embedded put options. Because we do not designate these derivatives as accounting hedges, they do not receive hedge accounting treatment. Consequently, all mark-to-market gains or losses, as well as cash receipts or payments on settled derivative instruments, are recognized in our statements of operations. For the six months ended June 30, 2022 and 2023, our commodity hedges resulted in derivative fair value losses of $1.3 billion and fair value gains of $134 million, respectively. For the six months ended June 30, 2022, commodity derivative fair value losses included $845 million of cash payments on settled commodity derivative losses. For the six months ended June 30, 2023, commodity derivative fair value gains included $11 million of cash payments on settled commodity derivative losses and a $202 million cash payment for the early settlement of our swaption.

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

Amortization of deferred revenue, VPP. Amortization of deferred revenues associated with the VPP decreased from $19 million for the six months ended June 30, 2022 to $15 million for the six months ended June 30, 2023, a decrease of $4 million or 19%, primarily due to lower production volumes attributable to the VPP properties between periods. Amortization of the deferred revenues associated with the VPP are recognized as the production volumes are delivered at $1.61 per MMBtu over the contractual term.

Lease operating expense. Lease operating expense increased from $43 million, or $0.07 per Mcfe, for the six months ended June 30, 2022 to $58 million, or $0.10 per Mcfe for the six months ended June 30, 2023, an increase of $15 million or $0.03 per Mcfe, primarily due to higher oilfield service and produced water handling costs.

Gathering, compression, processing and transportation expense. Gathering, compression, processing and transportation expense increased from $1.2 billion for the six months ended June 30, 2022 to $1.3 billion for the six months ended June 30, 2023, an increase of $0.1 billion, or 5%. This fluctuation primarily resulted from the following:

●	Gathering and compression costs on a per unit basis decreased from $0.73 per Mcfe for the six months ended June 30, 2022 to $0.70 per Mcfe for the six months ended June 30, 2023, primarily due to lower fuel costs as a result of decreased commodity prices, partially offset by annual CPI-based based adjustments between periods.
●	Processing costs on a per unit basis increased from $0.71 per Mcfe for the six months ended June 30, 2022 to $0.83 per Mcfe for the six months ended June 30, 2023, primarily due to increased costs for NGLs processing and transportation, which include annual CPI-based and commodity based adjustments, as well as higher terminal fees and ethane transportation.
●	Transportation costs on a per unit basis decreased from $0.71 per Mcfe for the six months ended June 30, 2022 to $0.64 per Mcfe for the six months ended June 30, 2023 primarily due to lower fuel costs as a result of lower commodity prices between periods.

Production and ad valorem tax expense.  Production and ad valorem taxes decreased from $135 million for the six months ended June 30, 2022 to $85 million for the six months ended June 30, 2023, a decrease of $50 million, or 37%, primarily due to lower commodity prices between periods, partially offset by higher production volumes between periods. Production and ad valorem taxes as a percentage of natural gas revenues increased from 5% for the six months ended June 30, 2022 to 8% for the six months ended June 30, 2023 primarily as a result of higher ad valorem taxes, which 2023 West Virginia ad valorem taxes are based on commodity prices during 2021.

General and administrative expense. General and administrative expense (excluding equity-based compensation expense) increased from $67 million for the six months ended June 30, 2022 to $85 million for the six months ended June 30, 2023, an increase of $18 million, or 26%, primarily due to higher salary and wage expense, software license costs, office operating costs and professional service fees between periods. We had 530 and 604 employees as of June 30, 2022 and 2023, respectively. General and administrative expense on a per unit basis (excluding equity-based compensation) increased from $0.12 per Mcfe for the six months ended June 30, 2022 to $0.14 per Mcfe for the six months ended June 30, 2023 as a result of our higher overall general and administrative costs, partially offset by increased production volumes between periods.

Equity-based compensation expense. Noncash equity-based compensation expense increased from $13 million for the six months ended June 30, 2022 to $27 million for the six months ended June 30, 2023, an increase of $14 million, primarily due to an increase in the annual equity awards granted during the fourth quarter of 2022 and first half of 2023 as compared to prior years, which were temporarily and significantly reduced during 2020 and supplemented by our cash awards program. Our equity awards vest over three or four year service periods, and our equity incentive program began returning to normal levels in 2021. See Note 9—Equity Based Compensation and Cash Awards to the unaudited condensed consolidated financial statements for more information on equity-based compensation awards.

Depletion, depreciation and amortization expense (“DD&A expense”). DD&A expense remained relatively consistent at $342 million, or $0.60 per Mcfe, and $339 million, or $0.56 per Mcfe, for the six months ended June 30, 2022 and 2023, respectively. This decrease in DD&A expense per Mcfe between periods was primarily due to higher reserve volumes during the six months ended June 30, 2023.

Impairment of property and equipment. Impairment of oil and gas properties decreased from $46 million for the six months ended June 30, 2022 to $31 million for the six months ended June 30, 2023, a decrease of $15 million, or 32%, primarily related to lower impairments of expiring leases between periods. During both periods, we recognized impairments primarily related to expiring leases as well as design and initial costs related to pads we no longer plan to place into service.

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

Net marketing expense (calculated as marketing revenues less marketing expense) decreased from $55 million, or $0.10 per Mcfe, for the six months ended June 30, 2022 to $45 million, or $0.07 per Mcfe, for the six months ended June 30, 2023, primarily due to lower firm transportation commitments partially offset by lower marketing margins between periods.

Marketing revenue. Marketing revenue decreased from $175 million for the six months ended June 30, 2022 to $102 million for the six months ended June 30, 2023, a decrease of $73 million, or 42%. This fluctuation primarily resulted from the following:

●	Natural gas marketing revenue decreased by $41 million between periods primarily due to lower natural gas prices, partially offset by higher natural gas marketing volumes. Lower natural gas prices accounted for an approximate $57 million decrease in year-over-year marketing revenues (calculated as the change in the year-to-year average price times current year marketing volumes), and higher natural gas marketing volumes accounted for a $16 million increase in year-over-year marketing revenues (calculated as the change in year-to-year volumes times the prior year average price).
●	Oil marketing revenue increased by $2 million between periods primarily due to higher marketing volumes, partially offset by lower oil prices. Higher oil marketing volumes accounted for a $15 million increase in year-over-year marketing revenues (calculated as the change in year-to-year volumes times the prior year average price), and lower oil prices accounted for an approximate $13 million decrease in year-over-year marketing revenues (calculated as the change in the year-to-year average price times current year marketing volumes).
●	Ethane marketing revenues were $34 million for the six months ended June 30, 2022. There were no third-party ethane marketing revenues for the six months ended June 30, 2023.

Marketing expense. Marketing expense decreased from $230 million for the six months ended June 30, 2022 to $148 million for the six months ended June 30, 2023, a decrease of $82 million, or 36%. Marketing expense includes the cost of third-party purchased natural gas, NGLs and oil as well as firm transportation costs, including costs related to current excess firm capacity. The cost of third-party natural gas and ethane purchases decreased $49 million and $19 million, respectively, partially offset by oil purchase increases of $4 million. The total cost of third-party commodity purchases decreased primarily due to lower commodity prices between periods, partially offset by higher third-party natural gas and oil marketing volumes. Firm transportation costs were $73 million for the six months ended June 30, 2022 and $55 million for the six months ended June 30, 2023, a decrease of $18 million due to the reduction in firm transportation commitments and higher third-party marketing volumes between periods.

Contract termination and other operating expenses. Our marketing segment did not incur any contract termination and other operating expenses for the six months ended June 30, 2022. Contract termination and other operating expenses attributable to our marketing segment for the six months ended June 30, 2023, are due to a $24 million payment for the early termination of our firm transportation commitment of 200,000 MMBtu per day on the Equitrans pipeline.

Antero Midstream Segment

Antero Midstream revenue. Revenue from the Antero Midstream segment increased from $447 million for the six months ended June 30, 2022 to $518 million for the six months ended June 30, 2023, an increase of $71 million, primarily due to increased throughput and water handling volumes between periods as well as higher low pressure, compression, high pressure and fresh water handling fees primarily as a result of an annual CPI-based adjustments and higher water handling fees primarily due to increased costs.

Antero Midstream operating expense. Total operating expense related to the Antero Midstream segment increased from $190 million for the six months ended June 30, 2022 to $224 million for the six months ended June 30, 2023, an increase of $34 million, primarily due to increased direct operating costs, depreciation expense and equity-based compensation expense during the six months ended June 30, 2023, partially offset by lower general and administrative (excluding equity-based compensation) costs between periods Direct operating costs increased between periods primarily as a result of 12 compressors that were acquired during the fourth quarter of 2022, increased heavy maintenance expense and higher wastewater trucking expense between periods. The increase in depreciation expense is primarily a result of the 12 compressors that were acquired during the fourth quarter of 2022 and a phased early retirement of an underutilized compressor station, which allowed Antero Midstream to relocate and reuse the compressor units and equipment to (i) expand an existing compressor station and (ii) contribute to a new compressor station. There were certain costs associated with the underutilized compressor station that could not be relocated or reused that were fully depreciated over the first half of 2023. Antero Midstream also had incremental depreciation expense related to gathering and compression assets acquired or placed in service between periods.

Items Not Allocated to Segments

Interest expense. Interest expense decreased from $72 million for the six months ended June 30, 2022 to $54 million for the six months ended June 30, 2023, a decrease of $18 million or 25%, primarily due to the reduction in debt as a result of the repurchase of certain of our unsecured senior notes between periods and lower Credit Facility borrowings between periods, partially offset by higher benchmark interest rates during the six months ended June 30, 2023.

Loss on early extinguishment of debt. During the six months ended June 30, 2022, we redeemed the remaining $585 million aggregate principal amount of our 2025 Notes at a redemption price of 101.25% of par, plus accrued and unpaid interest and (ii) repurchased $50 million of our 2029 notes and $13 million of our 2026 Notes, which resulted in a loss on early debt extinguishment of $15 million. There were no debt redemptions or repurchases during the six months ended June 30, 2023. See Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements for more information.

Income tax expense. For the six months ended June 30, 2022, we had an income tax expense of $172 million, with an effective tax rate of 21%, due to income before income taxes of $810 million. For the six months ended June 30, 2023, we had income tax expense of $32 million, with an effective tax rate of 14%, due to income before income taxes of $226 million. The decrease in the effective tax rate between periods was primarily due to lower income before income taxes and the effects of noncontrolling interests.

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

Based on strip prices as of June 30, 2023, we believe that net cash provided by operating activities and available borrowings under the Credit Facility will be sufficient to meet our cash requirements, including normal operating needs, debt service obligations, capital expenditures and commitments and contingencies for at least the next 12 months.

Cash Flows

The following table summarizes our cash flows (in thousands):

	Six Months Ended June 30,
	2022	2023
Net cash provided by operating activities	$1,488,385	499,165
Net cash used in investing activities	(474,834)	(638,040)
Net cash provided by (used in) financing activities	(1,013,551)	138,875
Net increase in cash and cash equivalents	$—	—

Operating activities. Net cash provided by operating activities was $1.5 billion and $499 million for the six months ended June 30, 2022 and 2023, respectively. Net cash provided by operating activities decreased primarily due to lower commodity prices, a $202 million payment for early settlement of our swaption agreement and increased gathering compression, processing and transportation expenses, contract termination expense, general and administrative expenses (excluding equity-based compensation expense) and lease operating expenses, partially offset by increased production and decreased net marketing expense, production and ad valorem taxes and interest expense between periods.

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

Investing activities. Net cash used in investing activities increased from $475 million for the six months ended June 30, 2022 to $638 million for the six months ended June 30, 2023, primarily due to an increase in capital expenditures of $160 million between periods. The increase in capital expenditures between periods is primarily due to increased drilling and completions activity and land purchases, as well as higher drilling and water costs between periods.

Financing activities. Net cash flows used in financing activities for the six months ended June 30, 2022 were $1.0 billion, as compared to $139 million in net cash flows provided by financing activities for the six months ended June 30, 2023. During the six months ended June 30, 2022, we redeemed $585 million aggregate principal amount of our 2025 Notes, repurchased $50 million of our 2029 Notes and $13 million of our 2026 Notes, repurchased approximately 9 million shares of our common stock at a total cost of approximately $293 million, distributed $67 million to the noncontrolling interest in Martica and paid $65 million in employee withholding taxes for vested equity-based awards. Additionally, we borrowed $71 million, net, on our Credit Facility during the six months ended June 30, 2022. During the six months ended June 30, 2023, we borrowed $325 million, net, on our Credit Facility, partially offset by distributions to the noncontrolling interests in Martica of $83 million, repurchases of approximately 3 million shares of our common stock at a total cost of $75 million and payments for employee withholding taxes for vested equity-based awards of $27 million.

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

For the three months ended June 30, 2023, our total consolidated capital expenditures were $287 million, including drilling and completion costs of $247 million, leasehold acquisitions of $36 million and other capital expenditures of $4 million. For the six months ended June 30, 2023, our total consolidated capital expenditures were $628 million, including drilling and completion costs of $514 million, leasehold acquisitions of $107 million and other capital expenditures of $7 million.

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

Based on future prices as of June 30, 2023, the estimated undiscounted future net cash flows exceeded the carrying amount and no further evaluation was required. We have not recorded any impairment expenses associated with our proved properties during the three and six months ended June 30, 2022 and 2023.

Estimated undiscounted future net cash flows are sensitive to commodity price swings and a decline in prices could result in the carrying amount exceeding the estimated undiscounted future net cash flows at the end of a future reporting period, which would require us to further evaluate if an impairment charge would be necessary. If future prices decline from June 30, 2023, the fair value of our properties may be below their carrying amounts and an impairment charge may be necessary. We are unable, however, to predict future commodity prices with any reasonable certainty.

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

As of June 30, 2023, we had in place natural gas swaps and basis swaps, as well as a call option and embedded put option covering portions of our projected production. Substantially all of our derivative arrangements terminate by December 31, 2023. Our commodity hedge position as of June 30, 2023 is summarized in Note 11—Derivative Instruments to our unaudited condensed consolidated financial statements. Under the Credit Facility, we are permitted to hedge up to 75% of our projected production for the next 60 months. We may enter into hedge contracts with a term greater than 60 months, and for no longer than 72 months, for up to 65% of our estimated production. Based on our production and our fixed price swap contracts, call option and embedded put option that settled during the six months ended June 30, 2023, our revenues would have decreased by $73 million for each $0.10 decrease per MMBtu in natural gas prices and $1.00 decrease per Bbl in oil and NGLs prices, excluding the effects of changes in the fair value of our derivative positions which remain open as of June 30, 2023.

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

Mark-to-market adjustments of derivative instruments cause earnings volatility but have no cash flow impact relative to changes in market prices until the derivative contracts are settled or monetized prior to settlement. We expect continued volatility in the fair value of our derivative instruments. Our cash flows are impacted when the associated derivative contracts are settled or monetized by making or receiving payments to or from the counterparty. As of December 31, 2022 and June 30, 2023, the estimated fair value of our commodity derivative instruments was a net liability $431 million and $84 million, respectively, comprised of current and noncurrent assets and liabilities.

Due to our improved liquidity and leverage position as compared to past levels, the percentage of our expected production that we hedge has decreased. For the three and six months ended June 30, 2022, 34% and 35%, respectively, of our production was hedged through fixed price commodity swaps as compared to 1% and 2% for the three and six months ended

June 30, 2023, respectively. Assuming our 2023 production is the same as our production in 2022, 1% of our production for 2023 will be hedged through fixed price commodity swaps.

Counterparty and Customer Credit Risk

Our principal exposures to credit risk are through receivables resulting from the following: the sale of our natural gas, NGLs and oil production ($304 million as of June 30, 2023), which we market to energy companies, end users and refineries, and commodity derivative contracts ($11 million as of June 30, 2023).

We are subject to credit risk due to the concentration of our receivables from several significant customers for sales of natural gas, NGLs and oil. While we do at times require customers to post letters of credit or other credit support in connection with their obligations, we generally do not require our customers to post collateral. The inability or failure of our significant customers to meet their obligations to us, or their insolvency or liquidation, may adversely affect our financial results.

In addition, by using derivative instruments that are not traded on an exchange to hedge exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties. Credit risk is the potential failure of a counterparty to perform under the terms of a derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions that management deems to be competent and competitive market makers. The creditworthiness of our counterparties is subject to periodic review. We have commodity hedges in place with three different counterparties, one of which are lenders under the Credit Facility. As of June 30, 2023, substantially all of our derivative assets were with one counterparty that is not affiliated with our Credit Facility. The estimated fair value of our commodity derivative assets has been risk-adjusted using a discount rate based upon the counterparties’ respective published credit default swap rates (if available, or if not available, a discount rate based on the applicable Reuters bond rating) as of June 30, 2023 for each of the European and American banks. We believe that all of our counterparties currently are acceptable credit risks. Other than as provided by the Credit Facility, we are not required to provide credit support or collateral to any of our counterparties under our derivative contracts, nor are they required to provide credit support to us. As of June 30, 2023, we did not have any past-due receivables from, or payables to, any of the counterparties to our derivative contracts.

Interest Rate Risks

Our primary exposure to interest rate risk results from outstanding borrowings under the Credit Facility, which has a floating interest rate. The average annualized interest rate incurred on the Credit Facility for borrowings during the six months ended June 30, 2023 was 7.17%. We estimate that a 1.0% increase in the applicable average interest rates for the six months ended June 30, 2023 would have resulted in an estimated $1.1 million increase in interest expense.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2023 at a level of reasonable assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities

Issuer Purchases of Equity Securities

The following table sets forth our share purchase activity for each period presented:

			Total Number	Approximate
			of Shares	Dollar Value
			Repurchased	of Shares
			as Part of	that May
	Total Number		Publicly	Yet be Purchased
	of Shares	Average Price	Announced	Under the Plan
Period	Purchased (1)	Paid Per Share	Plans	($ in thousands)
April 1, 2023 - April 30, 2023	510,131	23.89	—	$1,234,929
May 1, 2023 - May 31, 2023	175,879	21.10	—	1,234,929
June 1, 2023 - June 30, 2023	—	—	—	1,234,929
Total	686,010	$23.17	—
(1)	The total number of shares purchased includes shares of our common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of equity awards held by our employees.

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

3.2

Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of Antero Resources Corporation, dated June 8, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-36120) filed on June 8, 2023).

3.3

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
101*

The following financial information from this Quarterly Report on Form 10-Q of Antero Resources Corporation for the quarter ended June 30, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

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

ANTERO RESOURCES CORPORATION

By:	/s/ MICHAEL N. KENNEDY
Michael N. Kennedy
Chief Financial Officer and Senior Vice President–Finance

Date:	July 26, 2023