Form 10-Q
period 2023-09-30
ANTERO RESOURCES Corp
filed 2023-10-25
CIK 1433270

Fee

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Number of shares of the registrant’s common stock outstanding as of October 20, 2023 (in thousands): 300,544

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements, although not all forward-looking statements contain such identifying words. When considering these forward-looking statements, investors should keep in mind the risk factors and other cautionary statements in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2022. These forward-looking statements are based on management’s current beliefs, based on currently available information, as to the outcome and timing of future events. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

●	our ability to execute our business strategy;
●	our production and oil and gas reserves;
●	our financial strategy, liquidity and capital required for our development program;
●	our ability to obtain debt or equity financing on satisfactory terms to fund acquisitions, expansion projects, working capital requirements and the repayment or refinancing of indebtedness;
●	our ability to execute our return of capital program;
●	natural gas, natural gas liquids (“NGLs”) and oil prices;
●	impacts of geopolitical events, including the conflicts in Ukraine and in the Middle East, and world health events;
●	timing and amount of future production of natural gas, NGLs and oil;
●	our hedging strategy and results;
●	our ability to meet minimum volume commitments and to utilize or monetize our firm transportation commitments;
●	our future drilling plans;
●	our projected well costs;
●	competition;
●	government regulations and changes in laws;
●	pending legal or environmental matters;
●	marketing of natural gas, NGLs and oil;
●	leasehold or business acquisitions;
●	costs of developing our properties;
●	operations of Antero Midstream Corporation (“Antero Midstream”);
●	our ability to achieve our greenhouse gas reduction targets and the costs associated therewith;
●	general economic conditions;
●	credit markets;

●	uncertainty regarding our future operating results; and
●	our other plans, objectives, expectations and intentions contained in this Quarterly Report on Form 10-Q.

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

PART I—FINANCIAL INFORMATION

ANTERO RESOURCES CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

		(Unaudited)
	December 31,	September 30,
	2022	2023
Assets
Current assets:
Accounts receivable	$35,488	36,928
Accrued revenue	707,685	373,391
Derivative instruments	1,900	2,563
Prepaid expenses and other current assets	42,452	9,537
Total current assets	787,525	422,419
Property and equipment:
Oil and gas properties, at cost (successful efforts method):
Unproved properties	997,715	1,020,394
Proved properties	13,234,777	13,773,718
Gathering systems and facilities	5,802	5,802
Other property and equipment	83,909	95,317
	14,322,203	14,895,231
Less accumulated depletion, depreciation and amortization	(4,683,399)	(4,957,449)
Property and equipment, net	9,638,804	9,937,782
Operating leases right-of-use assets	3,444,331	3,128,584
Derivative instruments	9,844	6,627
Investment in unconsolidated affiliate	220,429	220,110
Other assets	17,106	21,035
Total assets	$14,118,039	13,736,557
Liabilities and Equity
Current liabilities:
Accounts payable	$77,543	81,904
Accounts payable, related parties	80,708	89,350
Accrued liabilities	461,788	335,093
Revenue distributions payable	468,210	338,244
Derivative instruments	97,765	31,134
Short-term lease liabilities	556,636	551,037
Deferred revenue, VPP	30,552	27,990
Other current liabilities	1,707	6,302
Total current liabilities	1,774,909	1,461,054
Long-term liabilities:
Long-term debt	1,183,476	1,606,895
Deferred income tax liability, net	759,861	805,775
Derivative instruments	345,280	52,584
Long-term lease liabilities	2,889,854	2,581,323
Deferred revenue, VPP	87,813	67,524
Other liabilities	59,692	63,214
Total liabilities	7,100,885	6,638,369
Commitments and contingencies
Equity:
Stockholders' equity:
Preferred stock, $0.01 par value; authorized - 50,000 shares; none issued	—	—
Common stock, $0.01 par value; authorized - 1,000,000 shares; 297,393 shares issued and 297,359 outstanding as of December 31, 2022, and 300,386 shares issued and outstanding as of September 30, 2023	2,974	3,004
Additional paid-in capital	5,838,848	5,822,013
Retained earnings	913,896	1,037,064
Treasury stock, at cost; 34 shares and zero shares as of December 31, 2022 and September 30, 2023, respectively	(1,160)	—
Total stockholders' equity	6,754,558	6,862,081
Noncontrolling interests	262,596	236,107
Total equity	7,017,154	7,098,188
Total liabilities and equity	$14,118,039	13,736,557

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,
	2022	2023
Revenue and other:
Natural gas sales	$1,736,039	516,214
Natural gas liquids sales	620,816	482,570
Oil sales	67,025	62,629
Commodity derivative fair value gains (losses)	(530,523)	3,448
Marketing	159,985	53,068
Amortization of deferred revenue, VPP	9,478	7,701
Other revenue and income	1,804	546
Total revenue	2,064,624	1,126,176
Operating expenses:
Lease operating	27,453	33,484
Gathering, compression, processing and transportation	716,388	671,886
Production and ad valorem taxes	92,998	32,258
Marketing	185,377	69,542
Exploration and mine expenses	2,975	591
General and administrative (including equity-based compensation expense of $10,402 and $18,458 in 2022 and 2023, respectively)	42,903	58,425
Depletion, depreciation and amortization	169,607	176,259
Impairment of property and equipment	33,924	13,476
Accretion of asset retirement obligations	630	889
Contract termination and loss contingency	17,995	13,659
Loss (gain) on sale of assets	214	(136)
Other operating expense	—	111
Total operating expenses	1,290,464	1,070,444
Operating income	774,160	55,732
Other income (expense):
Interest expense, net	(28,326)	(31,634)
Equity in earnings of unconsolidated affiliate	14,972	22,207
Loss on early extinguishment of debt	(30,307)	—
Loss on convertible note inducement	(169)	—
Total other expense	(43,830)	(9,427)
Income before income taxes	730,330	46,305
Income tax expense	(135,823)	(13,663)
Net income and comprehensive income including noncontrolling interests	594,507	32,642
Less: net income and comprehensive income attributable to noncontrolling interests	34,748	14,834
Net income and comprehensive income attributable to Antero Resources Corporation	$559,759	17,808

Income per share—basic	$1.83	0.06
Income per share—diluted	$1.72	0.06

Weighted average number of shares outstanding:
Basic	305,343	300,141
Diluted	325,997	311,534

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In thousands, except per share amounts)

	Nine Months Ended September 30,
	2022	2023
Revenue and other:
Natural gas sales	$4,290,825	1,621,659
Natural gas liquids sales	1,983,509	1,375,738
Oil sales	219,504	172,402
Commodity derivative fair value gains (losses)	(1,807,565)	137,924
Marketing	335,173	155,390
Amortization of deferred revenue, VPP	28,125	22,852
Other revenue and income	3,578	1,864
Total revenue	5,053,149	3,487,829
Operating expenses:
Lease operating	70,486	91,553
Gathering, compression, processing and transportation	1,962,878	1,981,033
Production and ad valorem taxes	227,648	117,692
Marketing	415,571	217,078
Exploration and mine expenses	5,267	2,097
General and administrative (including equity-based compensation expense of $23,222 and $44,988 in 2022 and 2023, respectively)	123,033	169,587
Depletion, depreciation and amortization	511,390	515,247
Impairment of property and equipment	79,749	44,746
Accretion of asset retirement obligations	3,878	2,971
Contract termination and loss contingency	20,099	47,650
Loss (gain) on sale of assets	2,071	(447)
Other operating expense	—	336
Total operating expenses	3,422,070	3,189,543
Operating income	1,631,079	298,286
Other income (expense):
Interest expense, net	(100,252)	(85,262)
Equity in earnings of unconsolidated affiliate	54,863	58,986
Loss on early extinguishment of debt	(45,375)	—
Loss on convertible note inducement	(169)	(86)
Total other expense	(90,933)	(26,362)
Income before income taxes	1,540,146	271,924
Income tax expense	(308,302)	(46,013)
Net income and comprehensive income including noncontrolling interests	1,231,844	225,911
Less: net income and comprehensive income attributable to noncontrolling interests	63,369	77,756
Net income and comprehensive income attributable to Antero Resources Corporation	$1,168,475	148,155

Income per share—basic	$3.77	0.50
Income per share—diluted	$3.51	0.48

Weighted average number of shares outstanding:
Basic	309,954	298,461
Diluted	333,738	310,958

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands)

			Additional	Retained Earnings
	Common Stock		Paid-in	(Accumulated	Treasury Stock		Noncontrolling	Total
	Shares	Amount	Capital	Deficit)	Shares	Amount	Interests	Equity
Balances, December 31, 2021	313,930	$3,139	6,371,398	(617,377)	—	$—	308,932	6,066,092
Equity component of 2026 Convertible Notes, net	—	—	(24,411)	3,229	—	—	—	(21,182)
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	780	8	(10,385)	—	—	—	—	(10,377)
Repurchases and retirements of common stock	(3,690)	(37)	(74,745)	(25,263)	—	—		(100,045)
Equity-based compensation	—	—	4,649	—	—	—	—	4,649
Distributions to noncontrolling interests	—	—	—	—	—	—	(35,757)	(35,757)
Net loss and comprehensive loss	—	—	—	(156,419)		—	(18,277)	(174,696)
Balances, March 31, 2022	311,020	3,110	6,266,506	(795,830)	—	—	254,898	5,728,684
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	2,112	21	(54,463)	—	—	—	—	(54,442)
Conversion of 2026 Convertible Notes	921	9	3,955	—	—	—	—	3,964
Repurchases and retirements of common stock	(5,241)	(52)	(104,524)	(88,430)	—	—	—	(193,006)
Equity-based compensation	—	—	8,171	—	—	—	—	8,171
Distributions to noncontrolling interests	—	—	—	—	—	—	(31,541)	(31,541)
Net income and comprehensive income	—	—	—	765,135	—	—	46,898	812,033
Balances, June 30, 2022	308,812	3,088	6,119,645	(119,125)	—	—	270,255	6,273,863
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	25	—	(210)	—	—	—	—	(210)
Conversion of 2026 Convertible Notes	4,751	48	20,230	—	—	—	—	20,278
Repurchases and retirements of common stock	(10,457)	(105)	(208,090)	(174,166)	—	—	—	(382,361)
Equity-based compensation	—	—	10,402	—	—	—	—	10,402
Distributions to noncontrolling interests	—	—	—	—	—	—	(46,217)	(46,217)
Net income and comprehensive income	—	—	—	559,759	—	—	34,748	594,507
Balances, September 30, 2022	303,131	$3,031	5,941,977	266,468	—	$—	258,786	6,470,262

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands)

			Additional
	Common Stock		Paid-in	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Interests	Equity
Balances, December 31, 2022	297,393	$2,974	5,838,848	913,896	(34)	$(1,160)	262,596	7,017,154
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	514	5	(11,464)	—	—	—	—	(11,459)
Conversion of 2026 Convertible Notes	4,030	40	17,132	—				17,172
Repurchases and retirements of common stock	(2,616)	(26)	(51,503)	(24,987)	34	1,160	—	(75,356)
Equity-based compensation	—	—	13,018	—	—	—	—	13,018
Distributions to noncontrolling interests	—	—	—	—	—	—	(51,339)	(51,339)
Net income and comprehensive income	—	—	—	213,431	—	—	47,771	261,202
Balances, March 31, 2023	299,321	2,993	5,806,031	1,102,340	—	—	259,028	7,170,392
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	1,038	11	(15,909)	—	—	—	—	(15,898)
Equity-based compensation	—	—	13,512	—	—	—	—	13,512
Distributions to noncontrolling interests	—	—	—	—	—	—	(31,745)	(31,745)
Net income (loss) and comprehensive income (loss)	—	—	—	(83,084)	—	—	15,151	(67,933)
Balances, June 30, 2023	300,359	3,004	5,803,634	1,019,256	—	—	242,434	7,068,328
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	25	—	(86)	—	—	—	—	(86)
Conversion of 2026 Convertible Notes	2	—	7	—	—	—	—	7
Equity-based compensation	—	—	18,458	—	—	—	—	18,458
Distributions to noncontrolling interest	—	—	—	—	—	—	(21,161)	(21,161)
Net income and comprehensive income	—	—	—	17,808	—	—	14,834	32,642
Balances, September 30, 2023	300,386	$3,004	5,822,013	1,037,064	—	$—	236,107	7,098,188

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2022	2023
Cash flows provided by (used in) operating activities:
Net income including noncontrolling interests	$1,231,844	225,911
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, amortization and accretion	515,268	518,218
Impairments	79,749	44,746
Commodity derivative fair value losses (gains)	1,807,565	(137,924)
Losses on settled commodity derivatives	(1,484,660)	(16,511)
Payments for derivative monetizations	—	(202,339)
Deferred income tax expense	307,326	45,914
Equity-based compensation expense	23,222	44,988
Equity in earnings of unconsolidated affiliate	(54,863)	(58,986)
Dividends of earnings from unconsolidated affiliate	93,854	93,854
Amortization of deferred revenue	(28,125)	(22,852)
Amortization of debt issuance costs, debt discount and debt premium	3,458	2,601
Settlement of asset retirement obligations	(946)	(633)
Contract termination and loss contingency	—	11,901
Loss (gain) on sale of assets	2,071	(447)
Loss on early extinguishment of debt	45,375	—
Loss on convertible note inducement	169	86
Changes in current assets and liabilities:
Accounts receivable	55,229	(1,440)
Accrued revenue	(332,900)	334,294
Other current assets	(13,664)	32,584
Accounts payable including related parties	59,222	12,236
Accrued liabilities	36,632	(118,316)
Revenue distributions payable	237,453	(129,966)
Other current liabilities	(7,222)	4,627
Net cash provided by operating activities	2,576,057	682,546
Cash flows provided by (used in) investing activities:
Additions to unproved properties	(120,139)	(139,121)
Drilling and completion costs	(589,093)	(759,852)
Additions to other property and equipment	(12,188)	(13,073)
Proceeds from asset sales	1,147	447
Change in other assets	1,910	(2,538)
Net cash used in investing activities	(718,363)	(914,137)
Cash flows provided by (used in) financing activities:
Repurchases of common stock	(675,412)	(75,356)
Repayment of senior notes	(1,011,313)	—
Borrowings on bank credit facilities, net	9,000	439,300
Payment of debt issuance costs	(814)	—
Convertible note inducement	(169)	(86)
Distributions to noncontrolling interests in Martica Holdings LLC	(113,515)	(104,245)
Employee tax withholding for settlement of equity compensation awards	(65,029)	(27,443)
Other	(442)	(579)
Net cash provided by (used in) financing activities	(1,857,694)	231,591
Net increase in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	—

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$148,668	100,067
Increase (decrease) in accounts payable and accrued liabilities for additions to property and equipment	$23,633	(22,300)

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

These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, and, accordingly, do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of December 31, 2022 and September 30, 2023, results of operations for the three and nine months ended September 30, 2022 and 2023 and cash flows for the nine months ended September 30, 2022 and 2023. The Company has no items of other comprehensive income or loss; therefore, its net income or loss is equal to its comprehensive income or loss. Operating results for the period ended September 30, 2023 are not necessarily indicative of the results that may be expected for the full year because of the impact of fluctuations in prices received for natural gas, NGLs and oil, natural production declines, the uncertainty of exploration and development drilling results, fluctuations in the fair value of derivative instruments and other factors.

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

The Company considers all liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these instruments. From time to time, the Company may be in the position of a “book overdraft” in which outstanding checks exceed cash and cash equivalents. The Company classifies book overdrafts in accounts payable and revenue distributions payable within its condensed consolidated balance sheets, and classifies the change in accounts payable associated with book overdrafts as an operating activity within its unaudited condensed consolidated statements of cash flows. As of December 31, 2022, the book overdrafts included within accounts payable and revenue distributions payable were $28 million and $43 million, respectively. As of September 30, 2023, the book overdrafts included within accounts payable and revenue distributions payable were $35 million and $19 million, respectively.

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

The following is a reconciliation of the Company’s income (loss) attributable to common stockholders for basic and diluted income (loss) per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Net income attributable to Antero Resources Corporation—common shareholders	$559,759	17,808	1,168,475	148,155
Add: Interest expense for 2026 Convertible Notes	830	470	2,764	1,555
Less: Tax-effect of interest expense for 2026 Convertible Notes	(193)	(101)	(642)	(334)
Net income attributable to Antero Resources Corporation—common shareholders and assumed conversions	$560,396	18,177	1,170,597	149,376

Income per share—basic	$1.83	0.06	3.77	0.50
Income per share—diluted	$1.72	0.06	3.51	0.48

Weighted average common shares outstanding—basic	305,343	300,141	309,954	298,461
Weighted average common shares outstanding—diluted	325,997	311,534	333,738	310,958

The following is a reconciliation of the Company’s basic weighted average shares outstanding to diluted weighted average shares outstanding during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Basic weighted average number of shares outstanding	305,343	300,141	309,954	298,461
Add: Dilutive effect of RSUs	3,041	1,213	3,444	1,419
Add: Dilutive effect of PSUs	1,486	1,105	2,462	1,080
Add: Dilutive effect of 2026 Convertible Notes	16,127	9,075	17,878	9,998
Diluted weighted average number of shares outstanding	325,997	311,534	333,738	310,958

Weighted average number of outstanding securities excluded from calculation of diluted income (loss) per common share (1):
RSUs	—	1,128	—	1,267
PSUs	—	100	—	199
Stock options	349	323	350	324
(1)	The potential dilutive effects of these awards were excluded from the computation of income (loss) per common share—diluted because the inclusion of these awards would have been anti-dilutive.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(e)	Recently Issued Accounting Standard

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

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

The Company has accounted for the drilling partnership as a conveyance under ASC 932, Extractive Activities—Oil and Gas, and such conveyances are recorded in the unaudited condensed consolidated financial statements as QL obtains its proportionate working interest in each well. No gain or loss was recognized for the interests conveyed during the three and nine months ended September 30, 2022 and 2023.

(4) Revenue

(a)	Disaggregation of Revenue

The table set forth below presents revenue disaggregated by type and reportable segment to which it relates (in thousands). See Note 16—Reportable Segments to the unaudited condensed financial statements for more information on reportable segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023	Reportable Segment
Revenues from contracts with customers:
Natural gas sales	$1,736,039	516,214	4,290,825	1,621,659	Exploration and production
Natural gas liquids sales (ethane)	117,253	78,551	274,546	200,764	Exploration and production
Natural gas liquids sales (C3+ NGLs)	503,563	404,019	1,708,963	1,174,974	Exploration and production
Oil sales	67,025	62,629	219,504	172,402	Exploration and production
Marketing	159,985	53,068	335,173	155,390	Marketing
Other revenue	—	—	—	540	Exploration and production
Total revenue from contracts with customers	2,583,865	1,114,481	6,829,011	3,325,729
Income (loss) from derivatives, deferred revenue and other sources, net	(519,241)	11,695	(1,775,862)	162,100
Total revenue	$2,064,624	1,126,176	5,053,149	3,487,829

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.

(c) Contract Balances

Under the Company’s sales contracts, the Company invoices customers after its performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company’s contracts do not give rise to contract assets or liabilities. As of December 31, 2022 and September 30, 2023, the Company’s receivables from contracts with customers were $708 million and $373 million, respectively.

(5) Equity Method Investment

As of September 30, 2023, Antero owned 29.0% of Antero Midstream’s common stock, which is reflected in Antero’s unaudited condensed consolidated financial statements using the equity method of accounting.

The following table sets forth a reconciliation of Antero’s investment in unconsolidated affiliate (in thousands):

Balance as of December 31, 2022 (1)	$220,429
Equity in earnings of unconsolidated affiliate	58,986
Dividends from unconsolidated affiliate	(93,854)
Elimination of intercompany profit	34,549
Balance as of September 30, 2023 (1)	$220,110
(1)	The fair value of the Company’s investment in Antero Midstream as of December 31, 2022 and September 30, 2023 was $1.5 billion and $1.7 billion, respectively, based on the quoted market share price of Antero Midstream.

(6) Accrued Liabilities

Accrued liabilities consisted of the following items (in thousands):

			(Unaudited)
	December 31,		September 30,
	2022		2023
Capital expenditures	$57,361		43,418
Gathering, compression, processing and transportation expenses	162,783		153,634
Marketing expenses	61,118		39,336
Interest expense, net	31,892		15,090
Production and ad valorem taxes	32,536	`	29,349
General and administrative expense	32,477		31,803
Derivative settlements payable	53,732		712
Other	29,889		21,751
Total accrued liabilities	$461,788		335,093

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(7) Long-Term Debt

Long-term debt consisted of the following items (in thousands):

		(Unaudited)
	December 31,	September 30,
	2022	2023
Credit Facility (a)	$34,800	474,100
8.375% senior notes due 2026 (c)	96,870	96,870
7.625% senior notes due 2029 (d)	407,115	407,115
5.375% senior notes due 2030 (e)	600,000	600,000
4.25% convertible senior notes due 2026 (f)	56,932	39,418
Total principal	1,195,717	1,617,503
Unamortized debt issuance costs	(12,241)	(10,608)
Long-term debt	$1,183,476	1,606,895

(a)	Senior Secured Revolving Credit Facility

Antero Resources has a senior secured revolving credit facility (the “Credit Facility”) with a consortium of banks. Borrowings under the Credit Facility are subject to borrowing base limitations based on the collateral value of Antero Resources’ assets and are subject to regular semi-annual redeterminations. As of December 31, 2022 and September 30, 2023, the Credit Facility had a borrowing base of $3.5 billion and lender commitments of $1.5 billion. During the semi-annual redetermination in October 2023, the borrowing base was re-affirmed at $3.5 billion and lender commitments increased to $1.6 billion. The maturity date of the Credit Facility is the earlier of (i) October 26, 2026 and (ii) the date that is 180 days prior to the earliest stated redemption date of any series of the Company’s then outstanding senior notes. As of September 30, 2023, the Credit Facility had an available borrowing capacity of $524 million.

The Credit Facility contains requirements with respect to leverage and current ratios, and certain covenants, including restrictions on our ability to incur debt and limitations on our ability to pay dividends unless certain customary conditions are met, in each case, subject to customary carve-outs and exceptions. Antero Resources was in compliance with all of the financial covenants under the Credit Facility as of December 31, 2022 and September 30, 2023.

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

As of December 31, 2022, Antero Resources had an outstanding balance under the Credit Facility of $35 million, with a weighted average interest rate of 6.42%, and outstanding letters of credit of $504 million. As of September 30, 2023, Antero Resources had an outstanding balance under the Credit Facility of $474 million, with a weighted average interest rate of 7.68%, and outstanding letters of credit of $502 million.

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(c)	8.375% Senior Notes Due 2026

On January 4, 2021, Antero Resources issued $500 million of 8.375% senior notes due July 15, 2026 (the “2026 Notes”) at par. The Company redeemed or otherwise repurchased $403 million principal amount of the 2026 Notes during 2021 and 2022, and as of September 30, 2023, $97 million principal amount of the 2026 Notes remained outstanding. See “—Debt Repurchase Program” below for more information. The 2026 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2026 Notes rank pari passu to Antero Resources’ other outstanding senior notes. The 2026 Notes are guaranteed on a full and unconditional and joint and several senior unsecured basis by Antero Resources’ existing subsidiaries that guarantee the Credit Facility and certain of its future restricted subsidiaries. Interest on the 2026 Notes is payable on January 15 and July 15 of each year. Antero Resources may redeem all or part of the 2026 Notes at any time on or after January 15, 2024 at redemption prices ranging from 104.188% on or after January 15, 2024 to 100.00% on or after January 15, 2026. At any time prior to January 15, 2024, Antero Resources may also redeem the 2026 Notes, in whole or in part, at a price equal to 100% of the principal amount of the 2026 Notes plus a “make-whole” premium and accrued and unpaid interest. If Antero Resources undergoes a change of control followed by a rating decline, the holders of the 2026 Notes will have the right to require Antero Resources to repurchase all or a portion of the notes at a price equal to 101% of the principal amount of the 2026 Notes, plus accrued and unpaid interest.

(d)	7.625% Senior Notes Due 2029

On January 26, 2021, Antero Resources issued $700 million of 7.625% senior notes due February 1, 2029 (the “2029 Notes”) at par. The Company redeemed or otherwise repurchased $293 million principal amount of the 2029 Notes during 2021 and 2022, and as of September 30, 2023, $407 million principal amount of the 2029 Notes remained outstanding. See “—Debt Repurchase Program” below for more information. The 2029 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2029 Notes rank pari passu to Antero Resources’ other outstanding senior notes. The 2029 Notes are guaranteed on a full and unconditional and joint and several senior unsecured basis by Antero Resources’ existing subsidiaries that guarantee the Credit Facility and certain of its future restricted subsidiaries. Interest on the 2029 Notes is payable on February 1 and August 1 of each year. Antero Resources may redeem all or part of the 2029 Notes at any time on or after February 1, 2024 at redemption prices ranging from 103.813% on or after February 1, 2024 to 100.00% on or after February 1, 2027. In addition, on or before February 1, 2024, Antero Resources may redeem up to 35% of the aggregate principal amount of the 2029 Notes, but in an amount not greater than the net cash proceeds of certain equity offerings, if certain conditions are met, at a redemption price of 107.625% of the principal amount of the 2029 Notes, plus accrued and unpaid interest, which option the Company partially exercised on October 18, 2021 with its notice to redeem $116 million aggregate principal amount of outstanding 2029 Notes. At any time prior to February 1, 2024, Antero Resources may also redeem the 2029 Notes, in whole or in part, at a price equal to 100% of the principal amount of the 2029 Notes plus a “make-whole” premium and accrued and unpaid interest. If Antero Resources undergoes a change of control followed by a rating decline, the holders of the 2029 Notes will have the right to require Antero Resources to repurchase all or a portion of the notes at a price equal to 101% of the principal amount of the 2029 Notes, plus accrued and unpaid interest.

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

On August 21, 2020, Antero Resources issued $250 million in aggregate principal amount of 4.25% convertible senior notes due September 1, 2026 (the “2026 Convertible Notes”). On September 2, 2020, Antero Resources issued an additional $37.5 million of the 2026 Convertible Notes. Proceeds from the issuance of the 2026 Convertible Notes totaled $278.5 million, net of initial purchasers’ fees and issuance cost of $9 million. The Company extinguished $206 million principal amount of the 2026 Convertible Notes in 2021. In addition, between 2022 and the third quarter of 2023, $43 million aggregate principal amount of the 2026 Convertible Notes were converted pursuant to their terms or induced into conversion by the Company. See “—Conversions and Inducements,” for more information. As of September 30, 2023, $39 million principal amount of the 2026 Convertible Notes remained outstanding. The 2026 Convertible Notes were issued pursuant to an indenture and are senior, unsecured obligations of Antero Resources. The 2026 Convertible Notes bear interest at a fixed rate of 4.25% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on March 1, 2021. Each capitalized term used in this subsection but not otherwise defined in this Quarterly Report on Form 10-Q has the meaning as set forth in the indenture governing the 2026 Convertible Notes.

The initial conversion rate is 230.2026 shares of Antero Resources’ common stock per $1,000 principal amount of 2026 Convertible Notes, subject to adjustment upon the occurrence of specified events. As of September 30, 2023, the if-converted value of the 2026 Convertible Notes was $230 million, which exceeded the principal amount of the 2026 Convertible Notes by $191 million. The 2026 Convertible Notes will mature on September 1, 2026, unless earlier repurchased, redeemed or converted. Before May 1, 2026, noteholders will have the right to convert their 2026 Convertible Notes only upon the occurrence of the following events:

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

Upon conversion, Antero Resources may satisfy its conversion obligation by paying and/or delivering, as the case may be, cash, shares of Antero Resources’ common stock or a combination of cash and shares of Antero Resources’ common stock, at Antero Resources’ election, in the manner and subject to the terms and conditions provided in the indenture governing the 2026 Convertible Notes. The 2026 Convertible Notes have met the Stock Price Condition allowing holders of the 2026 Convertible Notes to exercise their conversion right as of September 30, 2023.

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

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

Conversions and Inducements

During the nine months ended September 30, 2023, $9 million aggregate principal amount of the 2026 Convertible Notes were converted pursuant to their terms, and an additional $9 million aggregate principal amount of the 2026 Convertible Notes were induced into conversion by the Company. The Company elected to settle these conversions by issuing 4 million shares of common stock to the noteholders together with a cash inducement premium of $0.1 million. There were no conversions of the 2026 Convertible Notes during the nine months ended September 30, 2022.

The 2026 Convertible Notes consist of the following (in thousands):

		(Unaudited)
	December 31,	September 30,
	2022	2023
Principal	$56,932	39,418
Less: unamortized debt issuance costs	(1,159)	(651)
Net carrying value	$55,773	38,767

Interest expense recognized on the 2026 Convertible Notes related to the stated interest rate and debt issuance costs totaled $1 million and $0.5 million for the three months ended September 30, 2022 and 2023, respectively, and $3 million and $2 million for the nine months ended September 30, 2022 and 2023, respectively.

(g)	Debt Repurchase Program

During the first quarter of 2022, the Company redeemed the remaining $585 million aggregate principal amount of its 2025 Notes at a redemption price of 101.25% of the principal amount thereof, plus accrued and unpaid interest and recognized a loss on early debt extinguishment of $11 million. During the second quarter of 2022, the Company repurchased $13 million of its 2026 Notes and $50 million of its 2029 Notes at a weighted average premium of 106% and recognized a loss on early debt extinguishment of $4 million. During the third quarter of 2022, the Company repurchased, through its previously disclosed tender offer and open market transactions, (i) $208 million aggregate principal amount of its 2026 Notes at a weighted average of 109% of the principal amount thereof, plus accrued and unpaid interest and (ii) $118 million aggregate principal amount of its 2029 Notes at a weighted average of 107% of the principal amount thereof, plus accrued and unpaid interest. For the three and nine months ended September 30, 2022, the Company recognized a loss on early debt

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

extinguishment from these repurchases of $30 million and $45 million, respectively. There were no debt repurchases or redemptions during the three and nine months ended September 30, 2023.

(8) Asset Retirement Obligations

The following table presents a reconciliation of the Company’s asset retirement obligations (in thousands):

Asset retirement obligations—December 31, 2022	$59,485
Obligations incurred	924
Accretion expense	2,971
Settlement of obligations	(633)
Revisions to prior estimates	301
Asset retirement obligations—September 30, 2023	$63,048

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

A total of 6,896,996 shares were available for future grant under the 2020 Plan as of September 30, 2023.

Antero Midstream Partners LP’s (“Antero Midstream Partners”) general partner was authorized to grant up to 10,000,000 common units representing limited partner interests in Antero Midstream Partners under the Antero Midstream Partners LP Long-Term Incentive Plan (the “AMP Plan”) to non-employee directors of its general partner and certain officers, employees and consultants of Antero Midstream Partners and its affiliates (which includes Antero Resources). Antero Resources deconsolidated Antero Midstream Partners on March 12, 2019, and on such date, each outstanding phantom unit award under the AMP Plan was assumed by Antero Midstream and converted into 1.8926 RSUs (all such RSUs, the “Converted AM RSU Awards”) under the Antero Midstream Corporation Long Term Incentive Plan (the “AM Plan”). Each RSU award under the AM Plan represented a right to receive one share of Antero Midstream common stock. As of September 30, 2023, all Converted AM RSU Awards were fully vested.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

The Company’s equity-based compensation expense, by type of award, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
RSU awards	$4,974	8,286	12,468	24,268
PSU awards	5,070	9,796	9,501	19,643
Converted AM RSU Awards (1)	8	—	203	1
Equity awards issued to directors	350	376	1,050	1,076
Total expense	$10,402	18,458	23,222	44,988
(1)	Antero Resources recognized compensation expense for equity awards granted under both the 2013 Plan and the AMP Plan because the awards under the AMP Plan are accounted for as if they are distributed by Antero Midstream Partners to Antero Resources. Antero Resources allocates a portion of equity-based compensation expense related to grants prior to March 12, 2019 (date of deconsolidation) to Antero Midstream Partners based on its proportionate share of Antero Resources’ labor costs. As of September 30, 2023, all Converted AM RSU Awards were fully vested, and there is no remaining unamortized expense attributable to these awards.
(a)	Restricted Stock Unit Awards

A summary of RSU activity is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Total awarded and unvested—December 31, 2022	4,676,219	$15.29
Granted	1,469,162	25.88
Vested	(2,214,806)	9.07
Forfeited	(153,402)	24.02
Total awarded and unvested—September 30, 2023	3,777,173	$22.71

As of September 30, 2023, there was $65 million of unamortized equity-based compensation expense related to unvested RSUs. That expense is expected to be recognized over a weighted average period of 2.0 years.

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Performance Share Unit Awards Based on Leverage Ratio

In March 2023, the Company granted PSUs to certain of its senior management and executive officers that vest based on the Company’s total debt less cash and cash equivalents divided by the Company’s Adjusted EBITDAX (as defined in the award agreement) determined as of the last day of each of three one-year performance periods ending on December 31, 2023, December 31, 2024 and December 31, 2025, in each case, subject to certain continued employment criteria (“2023 Leverage Ratio PSUs”). The number of shares of common stock that may ultimately be earned following the end of the third performance period with respect to the 2023 Leverage Ratio PSUs ranges from zero to 200% of the target number of 2023 Leverage Ratio PSUs originally granted. Expense related to the 2023 Leverage Ratio PSUs is recognized on a graded-vested basis over the term of each performance period that reflects the number of shares of common stock that are expected to be issued at the end of each measurement period, and such expense is reversed if the likelihood of achieving the performance condition becomes improbable. As of September 30, 2023, the likelihood of achieving the performance conditions related to the 2023 Leverage Ratio PSUs was probable.

Summary Information for Performance Share Unit Awards

A summary of PSU activity is as follows:

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value
Total awarded and unvested—December 31, 2022	1,329,725	$23.18
Granted	417,466	28.51
Vested (1)	(335,000)	2.97
Total awarded and unvested—September 30, 2023	1,412,191	$29.54
(1)	During the nine months ended September 30, 2023, the PSUs granted in 2020 that were based on absolute TSR and relative TSR met the performance criteria to achieve vesting at 112% and 126% of target, respectively, and converted into approximately 0.4 million shares of the Company’s common stock.

As of September 30, 2023, there was $26 million of unamortized equity-based compensation expense related to unvested PSUs. That expense is expected to be recognized over a weighted average period of 1.5 years.

(c)	Converted AM RSU Awards

A summary of the Converted AM RSU Awards is as follows:

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value
Total awarded and unvested—December 31, 2022	2,827	$12.38
Vested	(2,827)	12.38
Total awarded and unvested—September 30, 2023	—	$—

As of September 30, 2023, all Converted AM RSU Awards were fully vested resulting in no unamortized equity-based compensation expense.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(d)	Stock Options

A summary of the stock option activity is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Intrinsic
	Stock	Exercise	Contractual	Value
	Options	Price	Life	(in thousands) (1)
Outstanding—December 31, 2022	323,960	$50.86	2.0	$—
Expired	(833)	50.00	—	—
Outstanding—September 30, 2023	323,127	$50.86	1.2	—
Vested—September 30, 2023	323,127	$50.86	1.2	$—
Exercisable—September 30, 2023	323,127	$50.86	1.2	$—
(1)	Intrinsic values are based on the exercise price of the options and the closing price of Antero Resources’ common stock on the referenced dates.
(e)	Cash Awards

In January 2020, the Company granted cash awards of $3 million to certain executives under the 2013 Plan, and compensation expense for these awards was recognized ratably over the vesting period for each of three tranches through January 20, 2023. In July 2020, the Company granted additional cash awards in the aggregate of $3 million to certain non-executive employees under the 2020 Plan that vest ratably over four years. As of December 31, 2022 and September 30, 2023, the Company has recorded $1 million and $0.4 million, respectively, in accrued liabilities in the condensed consolidated balance sheets related to unvested cash awards.

(10) Fair Value

The carrying values of accounts receivable and accounts payable as of December 31, 2022 and September 30, 2023 approximated market values because of their short-term nature. The carrying values of the amounts outstanding under the Credit Facility as of December 31, 2022 and September 30, 2023 approximated fair value because the variable interest rates are reflective of current market conditions.

The following table sets forth the fair value and carrying value of the senior notes and 2026 Convertible Notes (in thousands):

			(Unaudited)
	December 31, 2022		September 30, 2023
	Fair	Carrying	Fair	Carrying
	Value (1)	Value (2)	Value (1)	Value (2)
2026 Notes	$100,987	96,123	99,534	96,293
2029 Notes	410,860	402,872	410,657	403,295
2030 Notes	556,260	593,908	552,720	594,440
2026 Convertible Notes	406,039	55,773	231,163	38,767
Total	$1,474,146	1,148,676	1,294,074	1,132,795
(1)	Fair values are based on Level 2 market data inputs.
(2)	Carrying values are presented net of unamortized debt issuance costs.

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

The Company was party to various fixed price commodity swap contracts that settled during the three and nine months ended September 30, 2022 and 2023. The Company enters into these swap contracts when management believes that favorable future sales prices for the Company’s production can be secured. Under these swap agreements, when actual commodity prices upon settlement exceed the fixed price provided by the swap contracts, the Company pays the difference to the counterparty. When actual commodity prices upon settlement are less than the contractually provided fixed price, the Company receives the difference from the counterparty. In addition, the Company has entered into basis swap contracts in order to hedge the difference between the New York Mercantile Exchange (“NYMEX”) index price and a local index price. Under these basis swap agreements, when actual commodity prices upon settlement exceed the fixed price provided by the swap contracts, the Company receives the difference from the counterparty. When actual commodity prices upon settlement are less than the contractually provided fixed price, the Company pays the difference to the counterparty.

The Company’s derivative contracts have not been designated as hedges for accounting purposes; therefore, all gains and losses are recognized in the Company’s statements of operations.

As of September 30, 2023, the Company’s fixed price swap positions excluding Martica, the Company’s consolidated VIE, were as follows:

				Weighted
				Average
Commodity / Settlement Period	Index	Contracted Volume		Price
Natural Gas
October-December 2023	Henry Hub	43,000	MMBtu/day	$2.37	/MMBtu

The Company has a call option and an embedded put option tied to NYMEX pricing for the production volumes associated with the Company’s retained interest in the volumetric production payment transaction (“VPP”) properties. The put option was embedded within another contract, and since the embedded put option was not clearly and closely related to its host contract, the Company bifurcated this derivative instrument and reflects it at fair value in the unaudited condensed consolidated financial statements. As of September 30, 2023, the Company’s call option and embedded put option arrangements were as follows:

						Embedded
				Call Option		Put Option
Commodity / Settlement Period	Index	Contracted Volume		Strike Price		Strike Price
Natural Gas
October-December 2023	Henry Hub	55,000	MMBtu/day	$2.466	/MMBtu	$2.466	/MMBtu
January-December 2024	Henry Hub	53,000	MMBtu/day	2.477	/MMBtu	2.527	/MMBtu
January-December 2025	Henry Hub	44,000	MMBtu/day	2.564	/MMBtu	2.614	/MMBtu
January-December 2026	Henry Hub	32,000	MMBtu/day	2.629	/MMBtu	2.679	/MMBtu

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2023, the Company’s natural gas basis swap positions, which settle on the pricing index to basis differential of the Columbia Gas Transmission pipeline (“TCO”) to the NYMEX Henry Hub natural gas price were as follows:

				Weighted Average
Commodity / Settlement Period	Index to Basis Differential	Contracted Volume		Hedged Differential
Natural Gas
October-December 2023	NYMEX to TCO	50,000	MMBtu/day	$0.525	/MMBtu
January-December 2024	NYMEX to TCO	50,000	MMBtu/day	0.530	/MMBtu

As of September 30, 2023, the Company’s fixed price swap positions for Martica, the Company’s consolidated VIE, were as follows:

				Weighted
				Average
Commodity / Settlement Period	Index	Contracted Volume		Price
Natural Gas
October-December 2023	Henry Hub	31,366	MMBtu/day	$2.35	/MMBtu
January-December 2024	Henry Hub	23,885	MMBtu/day	2.33	/MMBtu
January-March 2025	Henry Hub	18,021	MMBtu/day	2.53	/MMBtu

Natural Gasoline
October-December 2023	Mont Belvieu Natural Gasoline-OPIS Non-TET	217	Bbl/day	40.74	/Bbl

Oil
October-December 2023	West Texas Intermediate	71	Bbl/day	44.66	/Bbl
January-December 2024	West Texas Intermediate	43	Bbl/day	44.02	/Bbl
January-March 2025	West Texas Intermediate	39	Bbl/day	45.06	/Bbl

(b)	Summary

The table below presents a summary of the fair values of the Company’s derivative instruments and where such values are recorded in the condensed consolidated balance sheets (in thousands).

			(Unaudited)
	Balance Sheet	December 31,	September 30,
	Location	2022	2023
Asset derivatives not designated as hedges for accounting purposes:
Embedded derivatives—current	Derivative instruments	$1,900	2,563
Embedded derivatives—noncurrent	Derivative instruments	9,844	6,627
Total asset derivatives (1)		11,744	9,190

Liability derivatives not designated as hedges for accounting purposes:
Commodity derivatives—current (2)	Derivative instruments	97,765	31,134
Commodity derivatives—noncurrent (2)	Derivative instruments	345,280	52,584
Total liability derivatives (1)		443,045	83,718

Net derivatives liability (1)		$(431,301)	(74,528)
(1)	The fair value of derivative instruments was determined using Level 2 inputs.
(2)	As of December 31, 2022, $47 million of commodity derivative liabilities, including $28 million of current commodity derivatives and $19 million of noncurrent commodity derivatives, are attributable to the Company’s consolidated VIE, Martica. As of September 30, 2023, $15 million of commodity derivative liabilities, including $9 million of current commodity derivatives and $6 million of noncurrent commodity derivatives, are attributable to the Company’s consolidated VIE, Martica.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

The following table sets forth the gross values of recognized derivative assets and liabilities, the amounts offset under master netting arrangements with counterparties, and the resulting net amounts presented in the condensed consolidated balance sheets as of the dates presented, all at fair value (in thousands):

				(Unaudited)
	December 31, 2022			September 30, 2023
			Net Amounts of			Net Amounts of
	Gross	Gross	Assets	Gross	Gross	Assets
	Amounts	Amounts Offset	(Liabilities) on	Amounts	Amounts Offset	(Liabilities) on
	Recognized	Recognized	Balance Sheet	Recognized	Recognized	Balance Sheet
Commodity derivative assets	$276	(276)	—	495	(495)	—
Embedded derivative assets	11,744	—	11,744	9,190	—	9,190
Commodity derivative liabilities	(443,321)	276	(443,045)	(84,213)	495	(83,718)

The following table sets forth a summary of derivative fair value gains and losses and where such values are recorded in the unaudited condensed consolidated statements of operations (in thousands):

	Statement of
	Operations	Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2022	2023	2022	2023
Commodity derivative fair value gains (losses) (1)	Revenue	$(500,557)	5,290	(1,732,720)	138,602
Embedded derivative fair value losses (1)	Revenue	$(29,966)	(1,842)	(74,845)	(678)
(1)	The fair value of derivative instruments was determined using Level 2 inputs.

Commodity derivative fair value gains (losses) for the nine months ended September 30, 2023, includes a loss of $202 million related to the early settlement of the Company’s natural gas swaption agreement during the first quarter of 2023.  The payment for this early settlement is classified as an operating cash flow on the Company’s condensed consolidated statement of cash flows.

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

(a)	Supplemental Balance Sheet Information Related to Leases

The Company’s lease assets and liabilities consisted of the following items (in thousands):

			(Unaudited)
		December 31,	September 30,
Leases	Balance Sheet Classification	2022	2023
Operating Leases
Operating lease right-of-use assets:
Processing plants	Operating lease right-of-use assets	$1,849,116	1,672,429
Drilling rigs and completion services	Operating lease right-of-use assets	85,405	45,406
Gas gathering lines and compressor stations (1)	Operating lease right-of-use assets	1,463,756	1,371,508
Office space	Operating lease right-of-use assets	41,822	38,736
Vehicles	Operating lease right-of-use assets	756	—
Other office and field equipment	Operating lease right-of-use assets	3,476	505
Total operating lease right-of-use assets		$3,444,331	3,128,584
Operating lease liabilities:
Short-term operating lease liabilities	Short-term lease liabilities	$556,137	550,028
Long-term operating lease liabilities	Long-term lease liabilities	2,888,194	2,578,556
Total operating lease liabilities		$3,444,331	3,128,584

Finance Leases
Finance lease right-of-use assets:
Vehicles	Other property and equipment	$2,159	3,776
Total finance lease right-of-use assets (2)		$2,159	3,776
Finance lease liabilities:
Short-term finance lease liabilities	Short-term lease liabilities	$499	1,009
Long-term finance lease liabilities	Long-term lease liabilities	1,660	2,767
Total finance lease liabilities		$2,159	3,776
(1)	Gas gathering lines and compressor stations includes $1.4 billion and $1.3 billion related to Antero Midstream as of December 31, 2022 and September 30, 2023, respectively. See “—Related party lease disclosure” for additional discussion.
(2)	Financing lease assets are recorded net of accumulated amortization of $1 million as of December 31, 2022 and September 30, 2023.

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(b)	Supplemental Information Related to Leases

Costs associated with operating and finance leases were included in the unaudited condensed consolidated statement of operations and comprehensive loss (in thousands):

			Three Months Ended September 30,		Nine Months Ended September 30,
Cost	Classification	Location	2022	2023	2022	2023
Operating lease cost	Statement of operations	Gathering, compression, processing and transportation	$378,246	418,005	1,109,422	1,206,733
Operating lease cost	Statement of operations	General and administrative	2,855	3,105	8,509	9,072
Operating lease cost	Statement of operations	Contract termination	12,000	297	12,000	4,227
Operating lease cost	Statement of operations	Lease operating	44	21	133	63
Operating lease cost	Balance sheet	Proved properties (1)	34,288	40,543	83,146	111,915
Total operating lease cost			$427,433	461,971	1,213,210	1,332,010

Finance lease cost:
Amortization of right-of-use assets	Statement of operations	Depletion, depreciation and amortization	$94	464	319	1,102
Interest on lease liabilities	Statement of operations	Interest expense	44	165	78	441
Total finance lease cost			$138	629	397	1,543

Short-term lease payments			$38,690	31,324	115,798	103,732
(1)	Capitalized costs related to drilling and completion activities.

(c)	Supplemental Cash Flow Information Related to Leases

The following table presents the Company’s supplemental cash flow information related to leases (in thousands):

	Nine Months Ended September 30,
	2022	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,067,786	1,023,385
Operating cash flows from finance leases	—	441
Investing cash flows from operating leases	70,654	95,480
Financing cash flows from finance leases	441	580

Noncash activities:
Right-of-use assets obtained in exchange for new operating lease obligations	$366,194	80,969
Increase to existing right-of-use assets and lease obligations from operating lease modifications, net (1)	$119,290	12,640
(1)	During the nine months ended September 30, 2022, the weighted average discount rate for remeasured operating leases decreased from 5.6% as of December 31, 2021 to 5.2% as of September 30, 2022. During the nine months ended September 30, 2023, the weighted average discount rate for remeasured operating leases increased from 5.1% as of December 31, 2022 to 5.8% as of September 30, 2023.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(d)	Maturities of Lease Liabilities

The table below is a schedule of future minimum payments for operating and financing lease liabilities as of September 30, 2023 (in thousands):

	Operating Leases	Financing Leases	Total
Remainder of 2023	$178,611	386	178,997
2024	703,136	1,546	704,682
2025	609,747	1,504	611,251
2026	556,196	1,148	557,344
2027	457,972	128	458,100
Thereafter	1,252,713	33	1,252,746
Total lease payments	3,758,375	4,745	3,763,120
Less: imputed interest	(629,791)	(969)	(630,760)
Total	$3,128,584	3,776	3,132,360

(e)	Lease Term and Discount Rate

The following table sets forth the Company’s weighted average remaining lease term and discount rate:

	December 31, 2022		September 30, 2023
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term	7.2 years	3.5 years	6.7 years	3.2 years
Weighted average discount rate	5.3%	7.4%	5.6%	8.2%

(f)	Related Party Lease Disclosure

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

The 2019 gathering and compression agreement includes a growth incentive fee program whereby low-pressure gathering fees will be reduced from 2020 through 2023 to the extent the Company achieves certain quarterly volumetric targets. The Company’s throughput gathered under the Marcellus gathering and compression agreements is not considered in low pressure gathering volume targets. Upon completion of the initial contract term, the 2019 gathering and compression agreement will continue in effect from year to year until such time as the agreement is terminated, effective upon an

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

anniversary of the effective date of the agreement, by either the Company or Antero Midstream on or before the 180th day prior to the anniversary of such effective date. The Company achieved the first threshold volumetric target during each of the first, second and third quarters of 2022 and 2023, and earned fee rebates of $12 million for the three months ended September 30, 2022 and 2023 and $36 million for the nine months ended September 30, 2022 and 2023.

Gathering and compression fees paid by Antero related to these agreements were $164 million and $189 million for the three months ended September 30, 2022 and 2023, respectively. For the nine months ended September 30, 2022 and 2023, gathering and compression fees paid by Antero related to this agreement were $492 million and $550 million, respectively. As of December 31, 2022 and September 30, 2023, $59 million and $63 million, respectively, was included within Accounts payable, related parties on the condensed consolidated balance sheet as due to Antero Midstream related to these agreements.

(13) Commitments

The following table sets forth a schedule of future minimum payments for the Company’s contractual obligations, which include leases that have a lease term in excess of one year as of September 30, 2023 (in thousands):

		Processing,
		Gathering,
	Firm	Compression	Operating and	Imputed Interest
	Transportation	and Water Service	Financing Leases	for Leases	Other
	(a)	(b)	(c)	(c)	(d)	Total
Remainder of 2023	$297,341	16,820	135,547	43,450	1,961	495,119
2024	1,147,772	63,358	550,237	154,445	8,354	1,924,166
2025	1,134,296	52,011	486,448	124,803	4,875	1,802,433
2026	1,131,882	18,834	459,311	98,033	2,250	1,710,310
2027	1,127,234	17,546	384,444	73,656	—	1,602,880
Thereafter	5,444,784	80,914	1,116,373	136,373	—	6,778,444
Total	$10,283,309	249,483	3,132,360	630,760	17,440	14,313,352

(a)	Firm Transportation

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

The Company incurs costs associated with the delay or cancellation of certain contracts with third-parties. These costs are recorded in Contract termination and included in the statement of operations and comprehensive income (loss). During the third quarter of 2022, the Company cancelled the construction of the Smithburg 2 gas processing plant and made a cash payment of $12 million. During the first quarter of 2023, the Company executed an early termination of its firm transportation commitment of 200,000 MMBtu per day on the Equitrans pipeline and made a cash payment of $24 million. There are no remaining payment obligations related to any delayed or cancelled contracts as of September 30, 2023.

(14) Contingencies

(a)	Environmental

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

(b)	Other

The Company is party to various other legal proceedings and claims in the ordinary course of its business. The Company believes that certain of these matters will be covered by insurance and that the outcome of other matters will not have a material adverse effect on the Company’s unaudited condensed consolidated financial position, results of operations or cash flows.

In addition, pending litigation against the Company and other similarly situated peer operators could have an impact on the methods for determining the amount of permitted post-production costs and types of costs that have been, and may be, deducted from royalty payments, among other things. While the amounts claimed could be material, we are unable to predict with certainty the ultimate outcome of such claims and proceedings. Rulings were recently received in two cases to which the Company is a party, and where the plaintiffs alleged, and the court found, that certain post-production costs may not be deducted: a non-class action lawsuit in West Virginia and a class action lawsuit in Ohio. In each case, the alleged damages were not material. The Company will continue to challenge the legal conclusions reached in each of these cases with respect to deductibility of post-production costs, and continues to analyze how these decisions may impact other cases to which the Company is a party. At this time, the Company cannot predict how these issues may ultimately be resolved, and therefore is also unable to estimate any potential damages, if any, that may result. The Company accrues for litigation, claims and proceedings when liability is both probable and the amount can be reasonably estimated, and does not currently have any material amounts accrued with respect to its pending litigation matters.

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

The Company’s operations, which are located in the United States, are organized into three reportable segments: (i) the exploration, development and production of natural gas, NGLs and oil; (ii) marketing and utilization of excess firm transportation capacity and (iii) midstream services through the Company’s equity method investment in Antero Midstream. Substantially all of the Company’s production revenues were attributable to customers located in the United States; however, some of the Company’s production revenues were attributable to customers who then transport the Company’s production to foreign countries for resale or consumption. These segments are monitored separately by management for performance and are consistent with internal financial reporting. These segments have been identified based on the differing products and services, regulatory environment and the expertise required for these operations. Management evaluates the performance of the Company’s business segments based on operating income (loss). General and administrative expenses were allocated to the midstream segment based on the nature of the expenses and on a combination of the segments’ proportionate share of the Company’s consolidated property and equipment, capital expenditures and labor costs, as applicable. General and administrative expenses related to the marketing segment were not allocated because they are immaterial. Other income, income taxes and interest expense are primarily managed and evaluated on a consolidated basis. Intersegment sales were transacted at prices which approximate market. Accounting policies for each segment are the same as the Company’s accounting policies described in Note 2—Summary of Significant Accounting Policies to the unaudited condensed consolidated financial statements.

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(b)	Reportable Segments Financial Information

The operating results and assets of the Company’s reportable segments were as follows (in thousands):

	Three Months Ended September 30, 2022
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream	Affiliate	Total
Sales and revenues:
Third-party	$1,904,302	159,985	1,651	(1,651)	2,064,287
Intersegment	337	—	229,383	(229,383)	337
Total revenue	1,904,639	159,985	231,034	(231,034)	2,064,624

Operating expenses:
Lease operating	27,453	—	—	—	27,453
Gathering, compression, processing, transportation and water handling	716,388	—	46,648	(46,648)	716,388
General and administrative	42,903	—	13,587	(13,587)	42,903
Depletion, depreciation and amortization	169,607	—	34,206	(34,206)	169,607
Impairment of property and equipment	33,924	—	—	—	33,924
Other	114,812	185,377	(1,177)	1,177	300,189
Total operating expenses	1,105,087	185,377	93,264	(93,264)	1,290,464
Operating income (loss)	$799,552	(25,392)	137,770	(137,770)	774,160
Equity in earnings of unconsolidated affiliates	$14,972	—	24,411	(24,411)	14,972
Capital expenditures for segment assets	$244,680	—	74,120	(74,120)	244,680

	Three Months Ended September 30, 2023
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream	Affiliate	Total
Sales and revenues:
Third-party	$1,072,562	53,068	383	(383)	1,125,630
Intersegment	546	—	263,456	(263,456)	546
Total revenue	1,073,108	53,068	263,839	(263,839)	1,126,176

Operating expenses:
Lease operating	33,484	—	—	—	33,484
Gathering, compression, processing, transportation and water handling	671,886	—	51,914	(51,914)	671,886
General and administrative	58,425	—	17,633	(17,633)	58,425
Depletion, depreciation and amortization	176,259	—	30,745	(30,745)	176,259
Impairment of property and equipment	13,476	—	—	—	13,476
Other	47,372	69,542	1,234	(1,234)	116,914
Total operating expenses	1,000,902	69,542	101,526	(101,526)	1,070,444
Operating income (loss)	$72,206	(16,474)	162,313	(162,313)	55,732
Equity in earnings of unconsolidated affiliates	$22,207	—	27,397	(27,397)	22,207
Capital expenditures for segment assets	$912,046	—	45,286	(45,286)	912,046

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

	Nine Months Ended September 30, 2022
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream	Affiliate	Total
Sales and revenues:
Third-party	$4,716,827	335,173	2,288	(2,288)	5,052,000
Intersegment	1,149	—	676,144	(676,144)	1,149
Total revenue	4,717,976	335,173	678,432	(678,432)	5,053,149

Operating expenses:
Lease operating	70,486	—	—	—	70,486
Gathering, compression, processing, transportation and water handling	1,962,878	—	131,959	(131,959)	1,962,878
General and administrative	123,033	—	47,597	(47,597)	123,033
Depletion, depreciation and amortization	511,390	—	98,181	(98,181)	511,390
Impairment of property and equipment	79,749	—	—	—	79,749
Other	258,963	415,571	5,375	(5,375)	674,534
Total operating expenses	3,006,499	415,571	283,112	(283,112)	3,422,070
Operating income (loss)	$1,711,477	(80,398)	395,320	(395,320)	1,631,079
Equity in earnings of unconsolidated affiliates	$54,863	—	70,467	(70,467)	54,863
Capital expenditures for segment assets	$721,420	—	236,154	(236,154)	721,420

	Nine Months Ended September 30, 2023
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream	Affiliate	Total
Sales and revenues:
Third-party	$3,331,130	155,390	929	(929)	3,486,520
Intersegment	1,309	—	780,672	(780,672)	1,309
Total revenue	3,332,439	155,390	781,601	(781,601)	3,487,829

Operating expenses:
Lease operating	91,553	—	—	—	91,553
Gathering, compression, processing, transportation and water handling	1,981,033	—	162,382	(162,382)	1,981,033
General and administrative	169,587	—	53,142	(53,142)	169,587
Depletion, depreciation and amortization	515,247	—	101,174	(101,174)	515,247
Impairment of property and equipment	44,746	—	—	—	44,746
Other	146,536	240,841	8,722	(8,722)	387,377
Total operating expenses	2,948,702	240,841	325,420	(325,420)	3,189,543
Operating income (loss)	$383,737	(85,451)	456,181	(456,181)	298,286
Equity in earnings of unconsolidated affiliates	$58,986	—	77,825	(77,825)	58,986
Capital expenditures for segment assets	$912,046	—	130,025	(130,025)	912,046

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

The summarized assets of the Company’s reportable segments are as follows (in thousands):

	As of December 31, 2022
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream	Affiliate	Total
Investments in unconsolidated affiliates	$220,429	—	652,767	(652,767)	220,429
Total assets	14,081,077	36,962	5,791,320	(5,791,320)	14,118,039

	(Unaudited)
	As of September 30, 2023
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream	Affiliate	Total
Investments in unconsolidated affiliates	$220,110	—	635,954	(635,954)	220,110
Total assets	13,716,306	20,251	5,758,711	(5,758,711)	13,736,557

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Balance Sheet
		(Unaudited)
	December 31, 2022	September 30, 2023
Current assets	$739,104	399,586
Noncurrent assets	12,663,911	12,720,679
Total assets	$13,403,015	13,120,265

Accounts payable, related parties	$80,708	89,350
Other current liabilities	1,668,426	1,361,552
Total current liabilities	1,749,134	1,450,902
Noncurrent liabilities	5,306,539	5,171,893
Total liabilities	$7,055,673	6,622,795

Statement of Operations

		Nine Months Ended
		September 30, 2023
Revenues		$3,376,215
Operating expenses		3,155,685
Income from operations		220,530
Net income and comprehensive income including noncontrolling interests		148,155
Net income and comprehensive income attributable to Antero Resources Corporation		$148,155

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

We have assembled a portfolio of long-lived properties that are characterized by what we believe to be low geologic risk and repeatability. Our drilling opportunities are focused in the Appalachian Basin. As of September 30, 2023, we held approximately 515,000 net acres in the Appalachian Basin.

Market Conditions and Business Trends

Commodity Markets

Prices for natural gas, NGLs and oil that we produce significantly impact our revenues and cash flows. Natural gas, NGLs and oil benchmark prices decreased significantly during the three and nine months ended September 30, 2023 as compared to the same periods of 2022. As a result, we experienced a decrease in price realizations during the three and nine months ended September 30, 2023. We monitor the economic factors that impact natural gas, NGLs and oil prices, including domestic and foreign supply and demand indicators, domestic and foreign commodity inventories, the actions of Organization of Petroleum Exporting Countries and other large producing nations and the current conflicts in Ukraine and in the Middle East, among others. In the current economic environment, we expect that commodity prices for some or all of the commodities we produce could remain volatile. This volatility is beyond our control and may adversely impact our business, financial condition, results of operations and future cash flows.

The following table details the average benchmark natural gas and oil prices:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Henry Hub (1) ($/Mcf)	$8.20	2.55	6.77	2.69
West Texas Intermediate (2) ($/Bbl)	91.55	82.26	98.09	77.39
(1)	NYMEX first of month average natural gas price.
(2)	Energy Information Administration calendar month average settled futures price.

Hedge Position

Antero Resources (Excluding Martica)

We are exposed to certain commodity price risks relating to our ongoing business operations, and we use derivative instruments as we deem necessary to manage such risks. In addition, we periodically enter into contracts that contain embedded features that are required to be bifurcated and accounted for separately as derivatives. Due to our improved liquidity and leverage position as compared to past levels, the percentage of our expected production that we hedge has decreased. For the three and nine months ended September 30, 2022, 31% and 34%, respectively, of our production was hedged through fixed price commodity swaps as compared to 1% for both the three and nine months ended September 30, 2023, respectively. Assuming our 2023 production is the same as our production in 2022, 1% of our production for 2023 will be hedged through fixed price commodity swaps. The tables and narrative below exclude derivative instruments attributable to Martica, our consolidated VIE, since all gains or losses from such contracts are fully attributable to the noncontrolling interests in Martica.

As of September 30, 2023, our fixed price natural gas swap positions excluding Martica were as follows:

				Weighted
				Average
Commodity / Settlement Period	Index	Contracted Volume		Price
Natural Gas
October-December 2023	Henry Hub	4	Bcf	$2.37	/MMBtu

As of September 30, 2023, our natural gas basis swap positions settle on the pricing index to basis differential of the Columbia Gas Transmission pipeline (“TCO”) to the NYMEX Henry Hub natural gas price were as follows:

				Weighted Average
Commodity / Settlement Period	Index to Basis Differential	Contracted Volume		Hedged Differential
Natural Gas
October-December 2023	NYMEX to TCO	5	Bcf	$0.525	/MMBtu
January-December 2024	NYMEX to TCO	18	Bcf	0.530	/MMBtu
		23	Bcf	0.529	/MMBtu

We have a call option and an embedded put option tied to NYMEX pricing for the production volumes associated with the Company’s retained interest in the VPP properties. As of September 30, 2023, our call option and embedded put option arrangements were as follows:

						Embedded
				Call Option		Put Option
Commodity / Settlement Period	Index	Contracted Volume		Strike Price		Strike Price
Natural Gas
October-December 2023	Henry Hub	5	Bcf	$2.466	/MMBtu	$2.466	/MMBtu
January-December 2024	Henry Hub	19	Bcf	2.477	/MMBtu	2.527	/MMBtu
January-December 2025	Henry Hub	16	Bcf	2.564	/MMBtu	2.614	/MMBtu
January-December 2026	Henry Hub	12	Bcf	2.629	/MMBtu	2.679	/MMBtu
		52	Bcf	2.537	/MMBtu	2.582	/MMBtu

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

As of September 30, 2023, the estimated fair value of our commodity derivative contracts, excluding Martica, was a net liability of $60 million. See Note 11—Derivative Instruments to the unaudited condensed consolidated financial statements for more information.

Martica

Our consolidated VIE, Martica, also maintains a portfolio of fixed swap natural gas, NGLs and oil derivatives for the benefit of the noncontrolling interests in Martica. As such, all gains and losses attributable to Martica’s derivative portfolio are fully attributable to the noncontrolling interests in Martica. As of September 30, 2023, Martica’s fixed price natural gas, NGLs and oil swap positions were as follows:

				Weighted
				Average
Commodity / Settlement Period	Index	Contracted Volume		Price
Natural Gas
October-December 2023	Henry Hub	3	Bcf	$2.35	/MMBtu
January-December 2024	Henry Hub	9	Bcf	2.33	/MMBtu
January-March 2025	Henry Hub	1	Bcf	2.53	/MMBtu
		13	Bcf	2.36	/MMBtu

Natural Gasoline
October-December 2023	Mont Belvieu Natural Gasoline-OPIS Non-TET	20	MBbl	40.74	/Bbl

Oil
October-December 2023	West Texas Intermediate	7	MBbl	44.66	/Bbl
January-December 2024	West Texas Intermediate	16	MBbl	44.02	/Bbl
January-March 2025	West Texas Intermediate	3	MBbl	45.06	/Bbl
		26	MBbl	44.32	/Bbl

As of September 30, 2023, the estimated fair value of Martica’s commodity derivative contracts was a net liability of $15 million. See Note 11—Derivative Instruments to the unaudited condensed consolidated financial statements for more information.

Economic Indicators

The economy experienced elevated inflation levels as a result of global supply and demand imbalances, where global demand outpaced supplies beginning in 2021 and continuing through the first three quarters of 2023. For example, the Consumer Price Index (“CPI”) for all urban consumers increased 8% from September 2021 to September 2022 and an additional 4% from September 2022 to September 2023 as compared to the Federal Reserve’s stated goal of 2%. In order to manage the inflation risk present in the United States’ economy, the Federal Reserve utilized monetary policy in the form of interest rate increases beginning in March 2022 in an effort to bring the inflation rate in line with its stated goal of 2% on a long-term basis. Between March 2022 and July 2023, the Federal Reserve increased the federal funds interest rate by 5.25%. While inflationary pressures in the United States’ economy have begun to subside, we continue to be impacted by the increased federal funds interest rate. See “—Results of Operations” for more information.

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

Results of Operations

We have three operating segments: (i) the exploration, development and production of natural gas, NGLs and oil; (ii) marketing and utilization of excess firm transportation capacity; and (iii) midstream services through our equity method investment in Antero Midstream. Revenues from Antero Midstream’s operations were primarily derived from intersegment transactions for services provided to our exploration and production operations by Antero Midstream. All intersegment transactions were eliminated upon consolidation, including revenues from water handling services provided by Antero Midstream, which we capitalized as proved property development costs. Marketing revenues were primarily derived from activities to purchase and sell third-party natural gas and NGLs and to market and utilize excess firm transportation capacity. See Note 16—Reportable Segments to the unaudited condensed consolidated financial statements for more information.

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2023

The operating results of our reportable segments were as follows (in thousands):

	Three Months Ended September 30, 2022
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream	Affiliate	Total
Revenue and other:
Natural gas sales	$1,736,039	—	—	—	1,736,039
Natural gas liquids sales	620,816	—	—	—	620,816
Oil sales	67,025	—	—	—	67,025
Commodity derivative fair value losses	(530,523)	—	—	—	(530,523)
Gathering, compression and water handling	—	—	231,034	(231,034)	—
Marketing	—	159,985	—	—	159,985
Amortization of deferred revenue, VPP	9,478	—	—	—	9,478
Other revenue and income	1,804	—	—	—	1,804
Total revenue	1,904,639	159,985	231,034	(231,034)	2,064,624

Operating expenses:
Lease operating	27,453	—	—	—	27,453
Gathering and compression	239,868	—	19,813	(19,813)	239,868
Processing	241,347	—	—	—	241,347
Transportation	235,173	—	—	—	235,173
Water handling	—	—	26,835	(26,835)	—
Production and ad valorem taxes	92,998	—	—	—	92,998
Marketing	—	185,377	—	—	185,377
Exploration and mine expenses	2,975	—	—	—	2,975
General and administrative (excluding equity-based compensation)	32,501	—	8,034	(8,034)	32,501
Equity-based compensation	10,402	—	5,553	(5,553)	10,402
Depletion, depreciation and amortization	169,607	—	34,206	(34,206)	169,607
Impairment of property and equipment	33,924	—	—	—	33,924
Accretion of asset retirement obligations	630	—	50	(50)	630
Contract termination, loss contingency and other operating expenses	17,995	—	865	(865)	17,995
Loss (gain) on sale of assets	214	—	(2,092)	2,092	214
Total operating expenses	1,105,087	185,377	93,264	(93,264)	1,290,464
Operating income (loss)	$799,552	(25,392)	137,770	(137,770)	774,160

Equity in earnings of unconsolidated affiliates	$14,972	—	24,411	(24,411)	14,972

	Three Months Ended September 30, 2023
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream	Affiliate	Total
Revenue and other:
Natural gas sales	$516,214	—	—	—	516,214
Natural gas liquids sales	482,570	—	—	—	482,570
Oil sales	62,629	—	—	—	62,629
Commodity derivative fair value gains	3,448	—	—	—	3,448
Gathering, compression and water handling	—	—	263,839	(263,839)	—
Marketing	—	53,068	—	—	53,068
Amortization of deferred revenue, VPP	7,701	—	—	—	7,701
Other revenue and income	546	—	—	—	546
Total revenue	1,073,108	53,068	263,839	(263,839)	1,126,176

Operating expenses:
Lease operating	33,484	—	—	—	33,484
Gathering and compression	216,435	—	23,547	(23,547)	216,435
Processing	264,391	—	—	—	264,391
Transportation	191,060	—	—	—	191,060
Water handling	—	—	28,367	(28,367)	—
Production and ad valorem taxes	32,258	—	—	—	32,258
Marketing	—	69,542	—	—	69,542
Exploration and mine expenses	591	—	—	—	591
General and administrative (excluding equity-based compensation)	39,967	—	9,284	(9,284)	39,967
Equity-based compensation	18,458	—	8,349	(8,349)	18,458
Depletion, depreciation and amortization	176,259	—	30,745	(30,745)	176,259
Impairment of property and equipment	13,476	—	—	—	13,476
Accretion of asset retirement obligations	889	—	45	(45)	889
Loss (gain) on sale of assets	(136)	—	467	(467)	(136)
Contract termination, loss contingency and other operating expenses	13,770	—	722	(722)	13,770
Total operating expenses	1,000,902	69,542	101,526	(101,526)	1,070,444
Operating income (loss)	$72,206	(16,474)	162,313	(162,313)	55,732

Equity in earnings of unconsolidated affiliates	$22,207	—	27,397	(27,397)	22,207

Exploration and Production Segment

The following table sets forth selected operating data of the exploration and production segment:

	Three Months Ended		Amount of
	September 30,		Increase	Percent
	2022	2023	(Decrease)	Change
Production data (1) (2):
Natural gas (Bcf)	200	208	8	4%
C2 Ethane (MBbl)	5,010	6,696	1,686	34%
C3+ NGLs (MBbl)	9,950	10,977	1,027	10%
Oil (MBbl)	804	918	114	14%
Combined (Bcfe)	294	320	26	9%
Daily combined production (MMcfe/d)	3,200	3,474	274	9%
Average prices before effects of derivative settlements (3):
Natural gas (per Mcf)	$8.69	2.48	(6.21)	(71)%
C2 Ethane (per Bbl) (4)	$23.40	11.73	(11.67)	(50)%
C3+ NGLs (per Bbl)	$50.61	36.81	(13.80)	(27)%
Oil (per Bbl)	$83.41	68.22	(15.19)	(18)%
Weighted Average Combined (per Mcfe)	$8.23	3.32	(4.91)	(60)%
Average realized prices after effects of derivative settlements (3):
Natural gas (per Mcf)	$5.51	2.46	(3.05)	(55)%
C2 Ethane (per Bbl) (4)	$23.40	11.73	(11.67)	(50)%
C3+ NGLs (per Bbl)	$50.27	36.76	(13.51)	(27)%
Oil (per Bbl)	$82.76	67.91	(14.85)	(18)%
Weighted Average Combined (per Mcfe)	$6.06	3.30	(2.76)	(46)%
Average costs (per Mcfe):
Lease operating	$0.09	0.10	0.01	11%
Gathering and compression	$0.81	0.68	(0.13)	(16)%
Processing	$0.82	0.83	0.01	1%
Transportation	$0.80	0.60	(0.20)	(25)%
Production and ad valorem taxes	$0.32	0.10	(0.22)	(69)%
Marketing expense, net	$0.09	0.05	(0.04)	(44)%
General and administrative (excluding equity-based compensation)	$0.11	0.13	0.02	18%
Depletion, depreciation, amortization and accretion	$0.58	0.55	(0.03)	(5)%
(1)	Production data excludes volumes related to the VPP.
(2)	Oil and NGLs production was converted at 6 Mcf per Bbl to calculate total Bcfe production and per Mcfe amounts. This ratio is an estimate of the equivalent energy content of the products and may not reflect their relative economic value.
(3)	Average prices reflect the before and after effects of our settled commodity derivatives. Our calculation of such after effects includes gains (losses) on settlements of commodity derivatives, which do not qualify for hedge accounting because we do not designate or document them as hedges for accounting purposes.
(4)	The average realized price for the three months ended September 30, 2023 includes $6 million of proceeds related to a take-or-pay contract. Excluding the effect of these proceeds, the average realized price for ethane before and after the effects of derivatives would have been $10.88 per Bbl.

Natural gas sales. Revenues from sales of natural gas decreased from $1.7 billion for the three months ended September 30, 2022 to $516 million for the three months ended September 30, 2023, a decrease of $1.2 billion, or 70%. Lower commodity prices (excluding the effects of derivative settlements) during the three months ended September 30, 2023 accounted for an approximate $1.3 billion decrease in year-over-year natural gas sales revenue (calculated as the change in the year-to-year average price times current year production volumes). Higher natural gas production volumes accounted for an approximate $71 million increase in year-over-year natural gas sales revenue (calculated as the change in year-to-year volumes times the prior year average price).

NGLs sales. Revenues from sales of NGLs decreased from $621 million for the three months ended September 30, 2022 to $483 million for the three months ended September 30, 2023, a decrease of $138 million, or 22%. Lower commodity prices (excluding the effects of derivative settlements) during the three months ended September 30, 2023 accounted for an approximate $230 million decrease in year-over-year revenues (calculated as the change in the year-to-year average price times current year production volumes). Higher NGLs production volumes accounted for an approximate $92 million increase in year-over-year NGLs revenues (calculated as the change in year-to-year volumes times the prior year average price).

Oil sales. Revenues from sales of oil decreased from $67 million for the three months ended September 30, 2022 to $63 million for the three months ended September 30, 2023, a decrease of $4 million, or 7%. Lower oil prices, excluding the effects of derivative settlements, accounted for an approximate $14 million decrease in year-over-year oil revenues (calculated as the change in the year-to-year average price times current year production volumes). Higher oil production volumes during the three months ended September 30, 2023 accounted for an approximate $10 million increase in year-over-year oil revenues (calculated as the change in year-to-year volumes times the prior year average price).

Commodity derivative fair value gains (losses). Our commodity derivatives included variable price swap contracts, basis swap contracts, call options and embedded put options. Because we do not designate these derivatives as accounting hedges, they do not receive hedge accounting treatment. Consequently, all mark-to-market gains or losses, as well as cash receipts or payments on settled derivative instruments, are recognized in our statements of operations. For the three months ended September 30, 2022 and 2023, our commodity hedges resulted in derivative fair value losses of $531 million and fair value gains of $3 million, respectively. For the three months ended September 30, 2022, commodity derivative fair value losses included $640 million of cash payments on settled commodity derivatives losses. For the three months ended September 30, 2023, commodity derivative fair value gains included $6 million of cash payments on settled commodity derivatives losses.

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

Amortization of deferred revenue, VPP. Amortization of deferred revenues associated with the VPP decreased from $9 million for the three months ended September 30, 2022 to $8 million for the three months ended September 30, 2023, a decrease of $1 million, or 19%, primarily due to lower production volumes attributable to the VPP properties between periods. Amortization of the deferred revenues associated with the VPP are recognized as the production volumes are delivered at $1.61 per MMBtu over the contractual term.

Lease operating expense. Lease operating expense increased from $27 million, or $0.09 per Mcfe, for the three months ended September 30, 2022 to $33 million, or $0.10 per Mcfe, for the three months ended September 30, 2023, an increase of $6 million, primarily due to higher water disposal costs and workover expense between periods.

Gathering, compression, processing and transportation expense. Gathering, compression, processing and transportation expense decreased from $716 million for the three months ended September 30, 2022 to $672 million for the three months ended September 30, 2023, a decrease of $44 million, or 6%. This fluctuation primarily resulted from the following:

●	Gathering and compression costs decreased from $0.81 per Mcfe for the three months ended September 30, 2022 to $0.68 per Mcfe for the three months ended September 30, 2023, primarily due to due to lower fuel costs as a result of decreased commodity prices, partially offset by annual CPI-based adjustments between periods.
●	Processing costs increased from $0.82 per Mcfe for the three months ended September 30, 2022 to $0.83 per Mcfe for the three months ended September 30, 2023, primarily due to increased costs for NGLs processing, which includes an annual CPI-based adjustment during the first quarter of 2023, and higher NGLs transportation fees.
●	Transportation costs decreased from $0.80 per Mcfe for the three months ended September 30, 2022 to $0.60 per Mcfe for the three months ended September 30, 2023 primarily due to lower fuel costs as a result of lower commodity prices and demand fees between periods.

Production and ad valorem tax expense.  Total production and ad valorem taxes decreased from $93 million for the three months ended September 30, 2022 to $32 million for the three months ended September 30, 2023, a decrease of $61 million, or 65%, primarily due to lower commodity prices between periods, partially offset by higher production volumes between periods. Production and ad valorem taxes as a percentage of natural gas revenues increased from 5% for the three months ended September 30, 2022 to 6% for the three months ended September 30, 2023, primarily as a result of higher ad valorem taxes, which 2023 West Virginia ad valorem taxes are based on commodity prices during 2021.

General and administrative expense. General and administrative expense (excluding equity-based compensation expense) increased from $33 million for the three months ended September 30, 2022 to $40 million for the three months ended

September 30, 2023, an increase of $7 million, or 23%, primarily due to higher salary and wage expense and software license costs between periods. We had 554 and 605 employees as of September 30, 2022 and 2023, respectively. General and administrative expense on a per unit basis (excluding equity-based compensation) increased from $0.11 per Mcfe for the three months ended September 30, 2022 to $0.13 per Mcfe for the three months ended September 30, 2023 as a result of our higher overall general and administrative costs, partially offset by increased production volumes between periods.

Equity-based compensation expense. Noncash equity-based compensation expense increased from $10 million for the three months ended September 30, 2022 to $18 million for the three months ended September 30, 2023, an increase of $8 million, or 77%, primarily due to an increase in the annual equity awards granted during the fourth quarter of 2022 and the first half of 2023 as compared to prior years, which were temporarily and significantly reduced during 2020 and supplemented by our cash awards program. Our equity awards vest over three or four year service periods, and our equity incentive program began returning to normal levels during 2021. See Note 9—Equity Based Compensation and Cash Awards to the unaudited condensed consolidated financial statements for more information.

Depletion, depreciation, and amortization expense (“DD&A expense”). DD&A expense increased from $170 million, or $0.58 per Mcfe, to $176 million, or $0.55 per Mcfe, for the three months ended September 30, 2022 and 2023, respectively. This increase in DD&A expense was primarily due to higher production volumes between periods, partially offset by higher reserve volumes during the three months ended September 30, 2023.

Impairment of property and equipment. Impairment of oil and gas properties decreased from $34 million for the three months ended September 30, 2022 to $13 million for the three months ended September 30, 2023, a decrease of $21 million, or 60%, primarily related to lower impairments of expiring leases between periods. During both periods, we recognized impairments primarily related to expiring leases as well as design and initial costs related to pads we no longer plan to place into service.

Contract termination, loss contingency and other operating expenses. Contract termination, loss contingency and other operating expenses of $18 million for the three months ended September 30, 2022 were primarily due to a payment for the cancellation of the Smithburg 2 gas processing plant. Contract termination, loss contingency and other operating expenses of $14 million for the three months ended September 30, 2023 were primarily due to a loss contingency.

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

Net marketing expense decreased from $25 million, or $0.09 per Mcfe, for the three months ended September 30, 2022 to $16 million, or $0.05 per Mcfe, for the three months ended September 30, 2023, primarily due to lower firm transportation commitments.

Marketing revenue. Marketing revenue decreased from $160 million for the three months ended September 30, 2022 to $53 million for the three months ended September 30, 2023, a decrease of $107 million, or 67%. This fluctuation primarily resulted from the following:

●	Natural gas marketing revenue decreased by $102 million between periods primarily due to lower natural gas prices and marketing volumes. Lower natural gas prices accounted for a $100 million decrease in year-over-year marketing revenues (calculated as the change in the year-to-year average price times current year marketing volumes), and lower natural gas marketing volumes accounted for an approximate $2 million decrease in year-over-year marketing revenues (calculated as the change in year-to-year volumes times the prior year average price).
●	Ethane marketing revenues were $5 million for the three months ended September 30, 2022. There were no ethane marketing revenues for the three months ended September 30, 2023.

Marketing expense. Marketing expense decreased from $185 million for the three months ended September 30, 2022 to $70 million for the three months ended September 30, 2023, a decrease of $115 million, or 62%. Marketing expense includes the cost of third-party purchased natural gas, NGLs and oil as well as firm transportation costs, including costs related to current excess firm capacity. The cost of third-party natural gas, ethane and oil purchases decreased $100 million, $5 million and $1 million, respectively, between periods. The total cost of third-party commodity purchases decreased primarily due to lower commodity prices and marketing volumes between periods. Firm transportation costs were $35 million for the three months ended September 30, 2022 and $26 million for the three months ended September 30, 2023, a decrease of $9 million due to the reduction in firm transportation commitments between periods.

Antero Midstream Segment

Antero Midstream revenue.  Revenue from the Antero Midstream segment increased from $231 million for the three months ended September 30, 2022 to $264 million for the three months ended September 30, 2023, an increase of $33 million, primarily due to higher low pressure gathering, compression and fresh water delivery revenues as a result of increased throughput and higher rates from annual CPI-based adjustments between periods.

Antero Midstream operating expense. Total operating expense related to the Antero Midstream segment increased from $93 million for the three months ended September 30, 2022 to $102 million for the three months ended September 30, 2023, an increase of $9 million. This increase was primarily due to gathering, compression and water handling expenses (“direct operating expenses”) for 12 compressor stations that were acquired during the fourth quarter of 2022 and higher fresh water delivery volumes between periods.

Discussion of Items Not Allocated to Segments

Interest expense. Interest expense increased from $28 million for the three months ended September 30, 2022 to $32 million for the three months ended September 30, 2023, an increase of $4 million, or 12%, primarily due to higher benchmark interest rates during the three months ended September 30, 2023 and higher Credit Facility borrowings between periods, partially offset by the reduction in debt as a result of the repurchase of certain of our unsecured senior notes between periods.

Loss on early extinguishment of debt. During the three months ended September 30, 2022, we repurchased $208 million of our 2026 Notes at a weighted average of 109% of the principal amount thereof, plus accrued and unpaid interest, and $118 million of our 2029 Notes at a weighted average of 107% of the principal amount thereof, plus accrued and unpaid interest, which resulted in a loss on early debt extinguishment of $30 million. There were no debt redemptions or repurchases during the three months ended September 30, 2023. See Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements for more information.

Income tax expense. For the three months ended September 30, 2022, we had an income tax expense of $136 million, with an effective tax rate of 19%, due to income before income taxes of $730 million. For the three months ended September 30, 2023, we had an income tax expense of $14 million, with an effective tax rate of 30%, due to income before income taxes of $46 million. The increase in the effective tax rate between periods was primarily due to the net loss before income taxes during the three months ended June 30, 2023 that, when taken together with net income before taxes during each of the three months ended March 31, 2023 and September 30, 2023, resulted in a 17% effective tax rate for the nine months ended September 30, 2023.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2023

The operating results of our reportable segments were as follows (in thousands):

	Nine Months Ended September 30, 2022
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream	Affiliate	Total
Revenue and other:
Natural gas sales	$4,290,825	—	—	—	4,290,825
Natural gas liquids sales	1,983,509	—	—	—	1,983,509
Oil sales	219,504	—	—	—	219,504
Commodity derivative fair value losses	(1,807,565)	—	—	—	(1,807,565)
Gathering, compression and water handling	—	—	678,432	(678,432)	—
Marketing	—	335,173	—	—	335,173
Amortization of deferred revenue, VPP	28,125	—	—	—	28,125
Other revenue and income	3,578	—	—	—	3,578
Total revenue	4,717,976	335,173	678,432	(678,432)	5,053,149

Operating expenses:
Lease operating	70,486	—	—	—	70,486
Gathering and compression	664,980	—	56,338	(56,338)	664,980
Processing	651,048	—	—	—	651,048
Transportation	646,850	—	—	—	646,850
Water handling	—	—	75,621	(75,621)	—
Production and ad valorem taxes	227,648	—	—	—	227,648
Marketing	—	415,571	—	—	415,571
Exploration and mine expenses	5,267	—	—	—	5,267
General and administrative (excluding equity-based compensation)	99,811	—	33,571	(33,571)	99,811
Equity-based compensation	23,222	—	14,026	(14,026)	23,222
Depletion, depreciation and amortization	511,390	—	98,181	(98,181)	511,390
Impairment of property and equipment	79,749	—	—	—	79,749
Accretion of asset retirement obligations	3,878	—	178	(178)	3,878
Contract termination, loss contingency and other operating expenses	20,099	—	7,439	(7,439)	20,099
Loss (gain) on sale of assets	2,071	—	(2,242)	2,242	2,071
Total operating expenses	3,006,499	415,571	283,112	(283,112)	3,422,070
Operating income (loss)	$1,711,477	(80,398)	395,320	(395,320)	1,631,079

Equity in earnings of unconsolidated affiliates	$54,863	—	70,467	(70,467)	54,863

	Nine Months Ended September 30, 2023
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream	Affiliate	Total
Revenue and other:
Natural gas sales	$1,621,659	—	—	—	1,621,659
Natural gas liquids sales	1,375,738	—	—	—	1,375,738
Oil sales	172,402	—	—	—	172,402
Commodity derivative fair value gains	137,924	—	—	—	137,924
Gathering, compression and water handling	—	—	781,601	(781,601)	—
Marketing	—	155,390	—	—	155,390
Amortization of deferred revenue, VPP	22,852	—	—	—	22,852
Other revenue and income	1,864	—	—	—	1,864
Total revenue	3,332,439	155,390	781,601	(781,601)	3,487,829

Operating expenses:
Lease operating	91,553	—	—	—	91,553
Gathering and compression	640,730	—	72,819	(72,819)	640,730
Processing	764,301	—	—	—	764,301
Transportation	576,002	—	—	—	576,002
Water handling	—	—	89,563	(89,563)	—
Production and ad valorem taxes	117,692	—	—	—	117,692
Marketing	—	217,078	—	—	217,078
Exploration and mine expenses	2,097	—	—	—	2,097
General and administrative (excluding equity-based compensation)	124,599	—	29,967	(29,967)	124,599
Equity-based compensation	44,988	—	23,175	(23,175)	44,988
Depletion, depreciation and amortization	515,247	—	101,174	(101,174)	515,247
Impairment of property and equipment	44,746	—		—	44,746
Accretion of asset retirement obligations	2,971	—	133	(133)	2,971
Loss (gain) on sale of assets	(447)	—	6,036	(6,036)	(447)
Contract termination, loss contingency and other operating expenses	24,223	23,763	2,553	(2,553)	47,986
Total operating expenses	2,948,702	240,841	325,420	(325,420)	3,189,543
Operating income (loss)	$383,737	(85,451)	456,181	(456,181)	298,286

Equity in earnings of unconsolidated affiliates	$58,986	—	77,825	(77,825)	58,986

Exploration and Production Segment

The following table sets forth selected operating data of the exploration and production segment:

	Nine Months Ended		Amount of
	September 30,		Increase	Percent
	2022	2023	(Decrease)	Change
Production data (1) (2):
Natural gas (Bcf)	602	606	4	1%
C2 Ethane (MBbl)	13,040	19,251	6,211	48%
C3+ NGLs (MBbl)	29,744	31,009	1,265	4%
Oil (MBbl)	2,433	2,720	287	12%
Combined (Bcfe)	873	924	51	6%
Daily combined production (MMcfe/d)	3,198	3,383	185	6%
Average prices before effects of derivative settlements (3):
Natural gas (per Mcf)	$7.13	2.68	(4.45)	(62)%
C2 Ethane (per Bbl) (4)	$21.05	10.43	(10.62)	(50)%
C3+ NGLs (per Bbl)	$57.46	37.89	(19.57)	(34)%
Oil (per Bbl)	$90.23	63.38	(26.85)	(30)%
Weighted Average Combined (per Mcfe)	$7.44	3.43	(4.01)	(54)%
Average realized prices after effects of derivative settlements (3):
Natural gas (per Mcf)	$4.69	2.65	(2.04)	(43)%
C2 Ethane (per Bbl) (4)	$21.02	10.43	(10.59)	(50)%
C3+ NGLs (per Bbl)	$57.06	37.84	(19.22)	(34)%
Oil (per Bbl)	$89.52	63.04	(26.48)	(30)%
Weighted Average Combined (per Mcfe)	$5.74	3.41	(2.33)	(41)%
Average costs (per Mcfe):
Lease operating	$0.08	0.10	0.02	25%
Gathering and compression	$0.76	0.69	(0.07)	(9)%
Processing	$0.75	0.83	0.08	11%
Transportation	$0.74	0.62	(0.12)	(16)%
Production and ad valorem taxes	$0.26	0.13	(0.13)	(50)%
Marketing expense, net	$0.09	0.07	(0.02)	(22)%
General and administrative (excluding equity-based compensation)	$0.11	0.13	0.02	18%
Depletion, depreciation, amortization and accretion	$0.59	0.56	(0.03)	(5)%
(1)	Production data excludes volumes related to the VPP.
(2)	Oil and NGLs production was converted at 6 Mcf per Bbl to calculate total Bcfe production and per Mcfe amounts. This ratio is an estimate of the equivalent energy content of the products and may not reflect their relative economic value.
(3)	Average prices reflect the before and after effects of our settled commodity derivatives. Our calculation of such after effects includes gains (losses) on settlements of commodity derivatives, which do not qualify for hedge accounting because we do not designate or document them as hedges for accounting purposes.
(4)	The average realized price for the nine months ended September 30, 2023 includes $13 million of proceeds related to a take-or-pay contract. Excluding the effect of these proceeds, the average realized price for ethane before and after the effects of derivatives would have been $9.77 per Bbl.

Natural gas sales. Revenues from sales of natural gas decreased from $4.3 billion for the nine months ended September 30, 2022 to $1.6 billion for the nine months ended September 30, 2023, a decrease of $2.7 million, or 62%. Lower commodity prices (excluding the effects of derivative settlements) during the nine months ended September 30, 2023 accounted for an approximate $2.7 billion decrease in year-over-year natural gas sales revenue (calculated as the change in the year-to-year average price times current year production volumes). Higher natural gas production volumes accounted for an approximate $29 million increase in year-over-year natural gas sales revenue (calculated as the change in year-to-year volumes times the prior year average price).

NGLs sales. Revenues from sales of NGLs decreased from $2.0 billion for the nine months ended September 30, 2022 to $1.4 billion for the nine months ended September 30, 2023, a decrease of $0.6 billion, or 31%. Lower commodity prices (excluding the effects of derivative settlements) during the nine months ended September 30, 2023 accounted for an approximate $811 million decrease in year-over-year revenues (calculated as the change in the year-to-year average price times current year production volumes). Higher NGLs production volumes accounted for an approximate $203 million increase in year-over-year NGLs revenues (calculated as the change in year-to-year volumes times the prior year average price).

Oil sales. Revenues from sales of oil decreased from $220 million for the nine months ended September 30, 2022 to $172 million for the nine months ended September 30, 2023, a decrease of $48 million, or 21%. Lower oil prices, excluding the effects of derivative settlements, accounted for an approximate $73 million decrease in year-over-year oil revenues (calculated as the change in the year-to-year average price times current year production volumes). Higher oil production volumes during the nine months ended September 30, 2023 accounted for an approximate $25 million increase in year-over-year oil revenues (calculated as the change in year-to-year volumes times the prior year average price).

Commodity derivative fair value gains (losses). Our commodity derivatives included variable price swap contracts, swaptions, basis swap contracts, call options and embedded put options. Because we do not designate these derivatives as accounting hedges, they do not receive hedge accounting treatment. Consequently, all mark-to-market gains or losses, as well as cash receipts or payments on settled derivative instruments, are recognized in our statements of operations. For the nine months ended September 30, 2022 and 2023, our commodity hedges resulted in derivative fair value losses of $1.8 billion and fair value gains of $138 million, respectively. For the nine months ended September 30, 2022, commodity derivative fair value losses included $1.5 billion of cash payments on settled commodity derivative losses. For the nine months ended September 30, 2023, commodity derivative fair value gains included $17 million of cash payments on settled commodity derivative losses and a $202 million cash payment for the early settlement of our swaption.

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

Amortization of deferred revenue, VPP. Amortization of deferred revenues associated with the VPP decreased from $28 million for the nine months ended September 30, 2022 to $23 million for the nine months ended September 30, 2023, a decrease of $5 million or 19%, primarily due to lower production volumes attributable to the VPP properties between periods. Amortization of the deferred revenues associated with the VPP are recognized as the production volumes are delivered at $1.61 per MMBtu over the contractual term.

Lease operating expense. Lease operating expense increased from $70 million, or $0.08 per Mcfe, for the nine months ended September 30, 2022 to $92 million, or $0.10 per Mcfe for the nine months ended September 30, 2023, an increase of $22 million or $0.02 per Mcfe, primarily due to higher oilfield service, workover and produced water handling costs.

Gathering, compression, processing and transportation expense. Gathering, compression, processing and transportation expense remained consistent at $2.0 billion for each of the nine months ended September 30, 2022 and 2023. This was primarily a result of the following:

●	Gathering and compression costs on a per unit basis decreased from $0.76 per Mcfe for the nine months ended September 30, 2022 to $0.69 per Mcfe for the nine months ended September 30, 2023, primarily due to lower fuel costs as a result of decreased commodity prices, partially offset by annual CPI-based based adjustments between periods.
●	Processing costs on a per unit basis increased from $0.75 per Mcfe for the nine months ended September 30, 2022 to $0.83 per Mcfe for the nine months ended September 30, 2023, primarily due to increased costs for NGLs processing and transportation, which include annual CPI-based and commodity based adjustments, as well as higher terminal fees and ethane transportation.
●	Transportation costs on a per unit basis decreased from $0.74 per Mcfe for the nine months ended September 30, 2022 to $0.62 per Mcfe for the nine months ended September 30, 2023 primarily due to lower fuel costs as a result of lower commodity prices between periods.

Production and ad valorem tax expense.  Production and ad valorem taxes decreased from $228 million for the nine months ended September 30, 2022 to $118 million for the nine months ended September 30, 2023, a decrease of $110 million, or 48%, primarily due to lower commodity prices between periods, partially offset by higher production volumes between periods. Production and ad valorem taxes as a percentage of natural gas revenues increased from 5% for the nine months ended September 30, 2022 to 7% for the nine months ended September 30, 2023 primarily as a result of higher ad valorem taxes, which 2023 West Virginia ad valorem taxes are based on commodity prices during 2021.

General and administrative expense. General and administrative expense (excluding equity-based compensation expense) increased from $100 million for the nine months ended September 30, 2022 to $125 million for the nine months ended September 30, 2023, an increase of $25 million, or 25%, primarily due to higher salary and wage expense, professional service fees, software license costs and office operating costs between periods. We had 554 and 605 employees as of September 30, 2022 and 2023, respectively. General and administrative expense on a per unit basis (excluding equity-based compensation) increased from $0.11 per Mcfe for the nine months ended September 30, 2022 to $0.13 per Mcfe for the nine months ended September 30, 2023 as a result of our higher overall general and administrative costs, partially offset by increased production volumes between periods.

Equity-based compensation expense. Noncash equity-based compensation expense increased from $23 million for the nine months ended September 30, 2022 to $45 million for the nine months ended September 30, 2023, an increase of $22 million, primarily due to an increase in the annual equity awards granted during the fourth quarter of 2022 and first three quarters of 2023 as compared to prior years, which were temporarily and significantly reduced during 2020 and supplemented by our cash awards program. Our equity awards vest over three or four year service periods, and our equity incentive program began returning to normal levels in 2021. See Note 9—Equity Based Compensation and Cash Awards to the unaudited condensed consolidated financial statements for more information on equity-based compensation awards.

Depletion, depreciation and amortization expense. DD&A expense remained relatively consistent at $511 million, or $0.59 per Mcfe, and $515 million, or $0.56 per Mcfe, for the nine months ended September 30, 2022 and 2023, respectively. This decrease in DD&A expense per Mcfe between periods was primarily due to higher reserve volumes during the nine months ended September 30, 2023.

Impairment of property and equipment. Impairment of oil and gas properties decreased from $80 million for the nine months ended September 30, 2022 to $45 million for the nine months ended September 30, 2023, a decrease of $35 million, or 44%, primarily related to lower impairments of expiring leases between periods. During both periods, we recognized impairments primarily related to expiring leases as well as design and initial costs related to pads we no longer plan to place into service.

Contract termination, loss contingency and other operating expenses. Contract termination, loss contingency and other operating expenses attributable to our exploration and production segment of $20 million for the nine months ended September 30, 2022 were primarily due to a payment for the cancellation of the Smithburg 2 gas processing plant. Contract termination, loss contingency and other operating expenses attributable to our exploration and production segment of $24 million for the nine months ended September 30, 2023 were primarily due to a loss contingency and the early termination of certain completion contracts.

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

Net marketing expense (calculated as marketing revenues less marketing expense) decreased from $80 million, or $0.09 per Mcfe, for the nine months ended September 30, 2022 to $62 million, or $0.07 per Mcfe, for the nine months ended September 30, 2023, primarily due to lower firm transportation commitments, partially offset by lower marketing margins between periods.

Marketing revenue. Marketing revenue decreased from $335 million for the nine months ended September 30, 2022 to $155 million for the nine months ended September 30, 2023, a decrease of $180 million, or 54%. This fluctuation primarily resulted from the following:

●	Natural gas marketing revenue decreased by $145 million between periods primarily due to lower natural gas prices, partially offset by higher natural gas marketing volumes. Lower natural gas prices accounted for an approximate $156 million decrease in year-over-year marketing revenues (calculated as the change in the year-to-year average price times current year marketing volumes), and higher natural gas marketing volumes accounted for a $11 million increase in year-over-year marketing revenues (calculated as the change in year-to-year volumes times the prior year average price).
●	Ethane marketing revenues were $37 million for the nine months ended September 30, 2022. There were no third-party ethane marketing revenues for the nine months ended September 30, 2023.

●	Oil marketing revenue increased by $2 million between periods primarily due to higher marketing volumes, partially offset by lower oil prices. Higher oil marketing volumes accounted for a $19 million increase in year-over-year marketing revenues (calculated as the change in year-to-year volumes times the prior year average price), and lower oil prices accounted for an approximate $17 million decrease in year-over-year marketing revenues (calculated as the change in the year-to-year average price times current year marketing volumes).

Marketing expense. Marketing expense decreased from $415 million for the nine months ended September 30, 2022 to $217 million for the nine months ended September 30, 2023, a decrease of $198 million, or 48%. Marketing expense includes the cost of third-party purchased natural gas, NGLs and oil as well as firm transportation costs, including costs related to current excess firm capacity. The cost of third-party natural gas and ethane purchases decreased $150 million and $24 million, respectively, partially offset by oil purchase increases of $3 million. The total cost of third-party commodity purchases decreased primarily due to lower commodity prices between periods, partially offset by higher third-party natural gas and oil marketing volumes during the nine months ended September 30, 2023. Firm transportation costs were $109 million for the nine months ended September 30, 2022 and $82 million for the nine months ended September 30, 2023, a decrease of $27 million due to the reduction in firm transportation commitments and higher third-party marketing volumes between periods.

Contract termination, loss contingency and other operating expenses. Our marketing segment did not incur any contract termination, loss contingency and other operating expenses for the nine months ended September 30, 2022. Contract termination, loss contingency and other operating expenses attributable to our marketing segment for the nine months ended September 30, 2023, relate to a $24 million payment for the early termination of our firm transportation commitment of 200,000 MMBtu per day on the Equitrans pipeline.

Antero Midstream Segment

Antero Midstream revenue. Revenue from the Antero Midstream segment increased from $678 million for the nine months ended September 30, 2022 to $782 million for the nine months ended September 30, 2023, an increase of $104 million, primarily due to increased throughput and water handling volumes between periods, as well as higher gathering, compression and fresh water delivery fees primarily as a result of an annual CPI-based adjustments and higher other fluid handling fees primarily due to increased costs partially due to inflationary pressures between periods that impact the cost plus 3% and cost of service rates.

Antero Midstream operating expense. Total operating expense related to the Antero Midstream segment increased from $283 million for the nine months ended September 30, 2022 to $325 million for the nine months ended September 30, 2023, an increase of $42 million, primarily due to increased direct operating and equity-based compensation expenses, partially offset by lower general and administrative expenses (excluding equity-based compensation) between periods. Direct operating expenses increased between periods primarily due to 12 compressors that were acquired during the fourth quarter of 2022 and increased heavy maintenance expense between periods. Equity-based compensation increased between periods primarily due to an increase in the annual equity awards granted during the first half of 2023 as compared to prior years, which were temporarily and significantly reduced during 2020 and supplemented by our cash awards program. Antero Midstream’s equity awards vest over three or four year service periods, and its equity incentive program began returning to normal levels in 2021. General and administrative expenses (excluding equity-based compensation expense) decreased between periods primarily due to lower legal costs.

Items Not Allocated to Segments

Interest expense. Interest expense decreased from $100 million for the nine months ended September 30, 2022 to $85 million for the nine months ended September 30, 2023, a decrease of $15 million or 15%, primarily due to the reduction in debt as a result of the repurchase of certain of our unsecured senior notes between periods, partially offset by higher benchmark interest rates during the nine months ended September 30, 2023 and higher Credit Facility borrowings between periods.

Loss on early extinguishment of debt. During the nine months ended September 30, 2022, we (i) redeemed the remaining $585 million aggregate principal amount of our 2025 Notes at a redemption price of 101.25% of par, plus accrued and unpaid interest and (ii) repurchased $221 million of our 2026 Notes at a weighted average of 109% of the principal amount thereof, plus accrued and unpaid interest, and $168 million of our 2029 notes at a weighted average of 107% of the principal amount thereof, plus accrued and unpaid interest, which resulted in a loss on early debt extinguishment of $45 million. There were no debt redemptions or repurchases during the nine months ended September 30, 2023. See Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements for more information.

Income tax expense. For the nine months ended September 30, 2022, we had an income tax expense of $308 million, with an effective tax rate of 20%, due to income before income taxes of $1.5 billion. For the nine months ended September 30, 2023, we had income tax expense of $46 million, with an effective tax rate of 17%, due to income before income taxes of $272 million. The decrease in the effective tax rate between periods was primarily due to lower income before income taxes and the effects of noncontrolling interests.

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

Based on strip prices as of September 30, 2023, we believe that net cash provided by operating activities and available borrowings under the Credit Facility will be sufficient to meet our cash requirements, including normal operating needs, debt service obligations, capital expenditures and commitments and contingencies for at least the next 12 months.

Cash Flows

The following table summarizes our cash flows (in thousands):

	Nine Months Ended September 30,
	2022	2023
Net cash provided by operating activities	$2,576,057	682,546
Net cash used in investing activities	(718,363)	(914,137)
Net cash provided by (used in) financing activities	(1,857,694)	231,591
Net increase in cash and cash equivalents	$—	—

Operating activities. Net cash provided by operating activities was $2.6 billion and $682 million for the nine months ended September 30, 2022 and 2023, respectively. Net cash provided by operating activities decreased primarily due to lower commodity prices, a $202 million payment for early settlement of our swaption agreement and higher contract termination expenses, general and administrative expenses (excluding equity-based compensation expense) and lease operating expenses. These operating cash flow decreases were partially offset by higher production and changes in working capital and lower payments for commodity derivative settlements, net marketing expense and interest expense between periods.

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

Investing activities. Net cash used in investing activities increased from $718 million for the nine months ended September 30, 2022 to $914 million for the nine months ended September 30, 2023, primarily due to an increase in capital expenditures of $191 million between periods. The increase in capital expenditures between periods was primarily due to increased drilling and completions activity and land purchases, as well as higher drilling and water costs between periods.

Financing activities. Net cash used in financing activities was $1.9 billion during the nine months ended September 30, 2022, as compared to net cash provided by financing activities of $232 million during the nine months ended September 30, 2023. During the nine months ended September 30, 2022, we redeemed $585 million aggregate principal amount of our 2025 Notes, repurchased $221 million aggregate principal amount of our 2026 Notes and $168 million aggregate principal amount of our 2029 Notes at a total cost of $1.0 billion. We also repurchased approximately 19 million shares of our common stock at a total cost of approximately $675 million, distributed $114 million to the noncontrolling interest in Martica and paid $65 million in employee withholding taxes for vested equity-based awards. Additionally, we borrowed $9 million, net, on our Credit Facility during the nine months ended September 30, 2022. During the nine months ended September 30, 2023, we borrowed $439 million, net, on our Credit Facility, partially offset by distributions to the noncontrolling interests in Martica of $104 million, repurchases of approximately 3 million shares of our common stock at a total cost of $75 million and payments for employee withholding taxes for vested equity-based awards of $27 million.

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

For the three months ended September 30, 2023, our total consolidated capital expenditures were $262 million, including drilling and completion costs of $231 million, leasehold acquisitions of $27 million and other capital expenditures of $4 million. For the nine months ended September 30, 2023, our total consolidated capital expenditures were $890 million, including drilling and completion costs of $745 million, leasehold acquisitions of $134 million and other capital expenditures of $11 million.

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

Based on future prices as of September 30, 2023, the estimated undiscounted future net cash flows exceeded the carrying amount and no further evaluation was required. We have not recorded any impairment expenses associated with our proved properties during the three and nine months ended September 30, 2022 and 2023.

Estimated undiscounted future net cash flows are sensitive to commodity price swings and a decline in prices could result in the carrying amount exceeding the estimated undiscounted future net cash flows at the end of a future reporting period, which would require us to further evaluate if an impairment charge would be necessary. If future prices decline from September 30, 2023, the fair value of our properties may be below their carrying amounts and an impairment charge may be necessary. We are unable, however, to predict future commodity prices with any reasonable certainty.

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

Commodity Hedging Activities

Our primary market risk exposure is in the price we receive for our natural gas, NGLs and oil production. Pricing was primarily driven by spot regional market prices applicable to our U.S. natural gas production and the prevailing worldwide price for oil. Pricing for natural gas, NGLs and oil has, historically, been volatile and unpredictable, and we expect this volatility to continue in the future. The prices we receive for our production depend on many factors outside of our control, including volatility in the differences between commodity prices at sales points and the applicable index price.

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

As of September 30, 2023, we had in place natural gas swaps and basis swaps, as well as a call option and embedded put option covering portions of our projected production. Substantially all of our derivative arrangements terminate by December 31, 2023. Our commodity hedge position as of September 30, 2023 is summarized in Note 11—Derivative Instruments to our unaudited condensed consolidated financial statements. Under the Credit Facility, we are permitted to hedge up to 75% of our projected production for the next 60 months. We may enter into hedge contracts with a term greater than 60 months, and for no longer than 72 months, for up to 65% of our estimated production. Based on our production and our fixed price swap contracts, call option and embedded put option that settled during the nine months ended September 30, 2023, our revenues would have decreased by $112 million for each $0.10 decrease per MMBtu in natural gas prices and $1.00 decrease per Bbl in oil and NGLs prices, excluding the effects of changes in the fair value of our derivative positions which remain open as of September 30, 2023.

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

Mark-to-market adjustments of derivative instruments cause earnings volatility but have no cash flow impact relative to changes in market prices until the derivative contracts are settled or monetized prior to settlement. We expect continued volatility in the fair value of our derivative instruments. Our cash flows are impacted when the associated derivative contracts are settled or monetized by making or receiving payments to or from the counterparty. As of December 31, 2022 and

September 30, 2023, the estimated fair value of our commodity derivative instruments was a net liability $431 million and $75 million, respectively, comprised of current and noncurrent assets and liabilities.

Due to our improved liquidity and leverage position as compared to past levels, the percentage of our expected production that we hedge has decreased. For the three and nine months ended September 30, 2022, 31% and 34%, respectively, of our production was hedged through fixed price commodity swaps as compared to 1% for each of the three and nine months ended September 30, 2023. Assuming our 2023 production is the same as our production in 2022, 1% of our production for 2023 will be hedged through fixed price commodity swaps.

Counterparty and Customer Credit Risk

Our principal exposures to credit risk are through receivables resulting from the following: the sale of our natural gas, NGLs and oil production ($353 million as of September 30, 2023), which we market to energy companies, end users and refineries, and commodity derivative contracts ($9 million as of September 30, 2023).

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

In addition, by using derivative instruments that are not traded on an exchange to hedge exposures to changes in commodity prices, we expose ourselves to the credit risk of our counterparties. Credit risk is the potential failure of a counterparty to perform under the terms of a derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions that management deems to be competent and competitive market makers. The creditworthiness of our counterparties is subject to periodic review. We have commodity hedges in place with three different counterparties, two of which are lenders under the Credit Facility. As of September 30, 2023, substantially all of our derivative assets were with one counterparty that is not affiliated with our Credit Facility. The estimated fair value of our commodity derivative assets has been risk-adjusted using a discount rate based upon the counterparties’ respective published credit default swap rates (if available, or if not available, a discount rate based on the applicable Reuters bond rating) as of September 30, 2023 for each of the European and American banks. We believe that all of our counterparties currently are acceptable credit risks. Other than as provided by the Credit Facility, we are not required to provide credit support or collateral to any of our counterparties under our derivative contracts, nor are they required to provide credit support to us. As of September 30, 2023, we did not have any past-due receivables from, or payables to, any of the counterparties to our derivative contracts.

Interest Rate Risks

Our primary exposure to interest rate risk results from outstanding borrowings under the Credit Facility, which has a floating interest rate. The average annualized interest rate incurred on the Credit Facility for borrowings during the nine months ended September 30, 2023 was 7.46%. We estimate that a 1.0% increase in the applicable average interest rates for the nine months ended September 30, 2023 would have resulted in an estimated $2.2 million increase in interest expense.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2023 at a level of reasonable assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities

Issuer Purchases of Equity Securities

The following table sets forth our share purchase activity for each period presented:

			Total Number	Approximate
			of Shares	Dollar Value
			Repurchased	of Shares
			as Part of	that May
	Total Number		Publicly	Yet be Purchased
	of Shares	Average Price	Announced	Under the Plan
Period	Purchased (1)	Paid Per Share	Plans	($ in thousands)
July 1, 2023 - July 31, 2023	3,769	$22.59	—	$1,234,929
August 1, 2023 - August 31, 2023	—	—	—	1,234,929
September 1, 2023 - September 30, 2023	—	—	—	1,234,929
Total	3,769	$22.59	—
(1)	The total number of shares purchased includes shares of our common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of equity awards held by our employees.

Item 4. Mine Safety Disclosures

The required disclosure under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 C.F.R Section 229.104) is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.

Item 5. Other Information

None.

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
101*

The following financial information from this Quarterly Report on Form 10-Q of Antero Resources Corporation for the quarter ended September 30, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

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

ANTERO RESOURCES CORPORATION

By:	/s/ MICHAEL N. KENNEDY
Michael N. Kennedy
Chief Financial Officer and Senior Vice President–Finance

Date:	October 25, 2023