Form 10-Q
period 2024-03-31
ANTERO RESOURCES Corp
filed 2024-04-24
CIK 1433270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Number of shares of the registrant’s common stock outstanding as of April 19, 2024 (in thousands): 310,807

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements, although not all forward-looking statements contain such identifying words. When considering these forward-looking statements, investors should keep in mind the risk factors and other cautionary statements in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2023. These forward-looking statements are based on management’s current beliefs, based on currently available information, as to the outcome and timing of future events. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

●	our ability to execute our business strategy;
●	our production and natural gas, natural gas liquids (“NGLs”) and oil reserves;
●	our financial strategy, liquidity and capital required for our development program;
●	our ability to obtain debt or equity financing on satisfactory terms to fund acquisitions, expansion projects, working capital requirements and the repayment or refinancing of indebtedness;
●	our ability to execute our return of capital program;
●	natural gas, NGLs and oil prices;
●	impacts of geopolitical events, including the conflicts in Ukraine and in the Middle East, and world health events;
●	timing and amount of future production of natural gas, NGLs and oil;
●	our hedging strategy and results;
●	our ability to meet minimum volume commitments and to utilize or monetize our firm transportation commitments;
●	our future drilling plans;
●	our projected well costs;
●	competition;
●	government regulations and changes in laws;
●	pending legal or environmental matters;
●	marketing of natural gas, NGLs and oil;
●	leasehold or business acquisitions;
●	costs of developing our properties;
●	operations of Antero Midstream Corporation (“Antero Midstream”);
●	our ability to achieve our greenhouse gas reduction targets and the costs associated therewith;
●	general economic conditions;
●	credit markets;

●	uncertainty regarding our future operating results; and
●	our other plans, objectives, expectations and intentions contained in this Quarterly Report on Form 10-Q.

We caution investors that these forward-looking statements are subject to all of the risks and uncertainties incidental to our business, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, commodity price volatility, inflation, supply chain or other disruption, availability and cost of drilling, completion and production equipment and services, environmental risks, drilling and completion and other operating risks, marketing and transportation risks, regulatory changes or changes in law, the uncertainty inherent in estimating natural gas, NGLs and oil reserves and in projecting future rates of production, cash flows and access to capital, the timing of development expenditures, conflicts of interest among our stockholders, impacts of geopolitical and world health events, cybersecurity risks, the state of markets for, and availability of, verified quality carbon offsets and the other risks described or referenced under the heading “Item 1A. Risk Factors” herein, including the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”), which is on file with the Securities and Exchange Commission (“SEC”).

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

PART I—FINANCIAL INFORMATION

ANTERO RESOURCES CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

		(Unaudited)
	December 31,	March 31,
	2023	2024
Assets
Current assets:
Accounts receivable	$42,619	40,121
Accrued revenue	400,805	326,218
Derivative instruments	5,175	6,579
Prepaid expenses	12,901	12,326
Other current assets	14,192	17,468
Total current assets	475,692	402,712
Property and equipment:
Oil and gas properties, at cost (successful efforts method):
Unproved properties	974,642	962,738
Proved properties	13,908,804	14,060,385
Gathering systems and facilities	5,802	5,802
Other property and equipment	98,668	104,409
	14,987,916	15,133,334
Less accumulated depletion, depreciation and amortization	(5,063,274)	(5,179,844)
Property and equipment, net	9,924,642	9,953,490
Operating leases right-of-use assets	2,965,880	2,932,501
Derivative instruments	5,570	3,929
Investment in unconsolidated affiliate	222,255	226,034
Other assets	25,375	29,828
Total assets	$13,619,414	13,548,494
Liabilities and Equity
Current liabilities:
Accounts payable	$38,993	38,081
Accounts payable, related parties	86,284	93,707
Accrued liabilities	381,340	314,957
Revenue distributions payable	361,782	358,560
Derivative instruments	15,236	14,148
Short-term lease liabilities	540,060	535,617
Deferred revenue, VPP	27,101	26,593
Other current liabilities	1,295	1,240
Total current liabilities	1,452,091	1,382,903
Long-term liabilities:
Long-term debt	1,537,596	1,510,109
Deferred income tax liability, net	834,268	844,230
Derivative instruments	32,764	25,538
Long-term lease liabilities	2,428,450	2,399,274
Deferred revenue, VPP	60,712	54,482
Other liabilities	59,431	60,082
Total liabilities	6,405,312	6,276,618
Commitments and contingencies
Equity:
Stockholders' equity:
Preferred stock, $0.01 par value; authorized - 50,000 shares; none issued	—	—
Common stock, $0.01 par value; authorized - 1,000,000 shares; 303,544 and 310,170 shares issued and outstanding as of December 31, 2023 and March 31, 2024, respectively	3,035	3,102
Additional paid-in capital	5,846,541	5,879,578
Retained earnings	1,131,828	1,168,173
Total stockholders' equity	6,981,404	7,050,853
Noncontrolling interests	232,698	221,023
Total equity	7,214,102	7,271,876
Total liabilities and equity	$13,619,414	13,548,494

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2024
Revenue and other:
Natural gas sales	$668,315	474,133
Natural gas liquids sales	495,435	517,862
Oil sales	51,811	64,717
Commodity derivative fair value gains	126,192	9,446
Marketing	58,529	48,520
Amortization of deferred revenue, VPP	7,533	6,738
Other revenue and income	533	855
Total revenue	1,408,348	1,122,271
Operating expenses:
Lease operating	29,321	29,121
Gathering, compression, processing and transportation	645,172	672,281
Production and ad valorem taxes	49,276	58,168
Marketing	81,361	59,813
Exploration and mine expenses	763	602
General and administrative (including equity-based compensation expense of $13,018 and $16,077 in 2023 and 2024, respectively)	57,261	55,862
Depletion, depreciation and amortization	167,582	173,054
Impairment of property and equipment	15,560	5,190
Accretion of asset retirement obligations	878	776
Contract termination and loss contingency	29,550	2,039
Loss (gain) on sale of assets	(91)	188
Other operating expense	225	17
Total operating expenses	1,076,858	1,057,111
Operating income	331,490	65,160
Other income (expense):
Interest expense, net	(25,700)	(30,187)
Equity in earnings of unconsolidated affiliate	17,681	23,347
Loss on convertible note inducement	(86)	—
Total other expense	(8,105)	(6,840)
Income before income taxes	323,385	58,320
Income tax expense	(62,183)	(10,033)
Net income and comprehensive income including noncontrolling interests	261,202	48,287
Less: net income and comprehensive income attributable to noncontrolling interests	47,771	11,942
Net income and comprehensive income attributable to Antero Resources Corporation	$213,431	36,345

Net income per common share—basic	$0.72	0.12
Net income per common share—diluted	$0.69	0.12

Weighted average number of common shares outstanding:
Basic	296,763	304,943
Diluted	311,846	312,503

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands)

			Additional
	Common Stock		Paid-in	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Interests	Equity
Balances, December 31, 2022	297,393	$2,974	5,838,848	913,896	(34)	$(1,160)	262,596	7,017,154
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	514	5	(11,464)	—	—	—	—	(11,459)
Conversion of 2026 Convertible Notes	4,030	40	17,132	—	—	—	—	17,172
Repurchases and retirements of common stock	(2,616)	(26)	(51,503)	(24,987)	34	1,160	—	(75,356)
Equity-based compensation	—	—	13,018	—	—	—	—	13,018
Distributions to noncontrolling interests	—	—	—	—	—	—	(51,339)	(51,339)
Net income and comprehensive income	—	—	—	213,431	—	—	47,771	261,202
Balances, March 31, 2023	299,321	$2,993	5,806,031	1,102,340	—	$—	259,028	7,170,392

Balances, December 31, 2023	303,544	$3,035	5,846,541	1,131,828	—	$—	232,698	7,214,102
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	552	6	(9,030)	—	—	—	—	(9,024)
Conversion of 2026 Convertible Notes	6,074	61	25,990	—	—	—	—	26,051
Equity-based compensation	—	—	16,077	—	—	—	—	16,077
Distributions to noncontrolling interests	—	—	—	—	—	—	(23,617)	(23,617)
Net income and comprehensive income	—	—	—	36,345	—	—	11,942	48,287
Balances, March 31, 2024	310,170	$3,102	5,879,578	1,168,173	—	$—	221,023	7,271,876

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2023	2024
Cash flows provided by (used in) operating activities:
Net income including noncontrolling interests	$261,202	48,287
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, amortization and accretion	168,460	173,830
Impairments	15,560	5,190
Commodity derivative fair value gains	(126,192)	(9,446)
Gains (losses) on settled commodity derivatives	(14,268)	1,368
Payments for derivative monetizations	(202,339)	—
Deferred income tax expense	62,149	9,962
Equity-based compensation expense	13,018	16,077
Equity in earnings of unconsolidated affiliate	(17,681)	(23,347)
Dividends of earnings from unconsolidated affiliate	31,285	31,285
Amortization of deferred revenue	(7,533)	(6,738)
Amortization of debt issuance costs and other	871	715
Settlement of asset retirement obligations	(308)	(322)
Contract termination and loss contingency	—	200
Loss (gain) on sale of assets	(91)	188
Loss on convertible note inducement	86	—
Changes in current assets and liabilities:
Accounts receivable	5,282	2,498
Accrued revenue	328,349	74,587
Prepaid expenses and other current assets	20,596	(2,701)
Accounts payable including related parties	34,604	3,244
Accrued liabilities	(143,346)	(60,825)
Revenue distributions payable	(86,331)	(3,222)
Other current liabilities	529	780
Net cash provided by operating activities	343,902	261,610
Cash flows provided by (used in) investing activities:
Additions to unproved properties	(73,527)	(27,044)
Drilling and completion costs	(273,154)	(188,905)
Additions to other property and equipment	(4,631)	(6,500)
Proceeds from asset sales	91	363
Change in other assets	417	(4,724)
Net cash used in investing activities	(350,804)	(226,810)
Cash flows provided by (used in) financing activities:
Repurchases of common stock	(75,356)	—
Borrowings on Credit Facility	1,492,700	1,125,700
Repayments on Credit Facility	(1,347,400)	(1,127,600)
Convertible note inducement	(86)	—
Distributions to noncontrolling interests in Martica Holdings LLC	(51,339)	(23,617)
Employee tax withholding for settlement of equity compensation awards	(11,459)	(9,024)
Other	(158)	(259)
Net cash provided by (used in) financing activities	6,902	(34,800)
Net increase in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	—

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$43,239	48,252
Decrease in accounts payable and accrued liabilities for additions to property and equipment	$(9,918)	(3,275)

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

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial information and should be read in the context of the Company’s December 31, 2023 consolidated financial statements and notes thereto for a more complete understanding of the Company’s operations, financial position and accounting policies. The Company’s December 31, 2023 consolidated financial statements were included in Antero Resources’ 2023 Annual Report on Form 10-K, which was filed with the SEC.

These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, and, accordingly, do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of December 31, 2023 and March 31, 2024, results of operations and cash flows for the three months ended March 31, 2023 and 2024. The Company has no items of other comprehensive income or loss; therefore, its net income or loss is equal to its comprehensive income or loss. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the full year because of the impact of fluctuations in prices received for natural gas, NGLs and oil, natural production declines, the uncertainty of exploration and development drilling results, fluctuations in the fair value of derivative instruments and other factors.

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

The Company considers all liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these instruments. From time to time, the Company may be in the position of a “book overdraft” in which outstanding checks exceed cash and cash equivalents. The Company classifies book overdrafts in accounts payable and revenue distributions payable within its condensed consolidated balance sheets, and classifies the change in accounts payable associated with book overdrafts as an operating activity within its unaudited condensed consolidated statements of cash flows. As of December 31, 2023, the book overdrafts included within accounts payable and revenue distributions payable were $11 million and $19 million, respectively. As of March 31, 2024, the book overdrafts included within accounts payable and revenue distributions payable were $7 million and $24 million, respectively.

(d)	Net Income Per Common Share

Net income per common share—basic for each period is computed by dividing net income attributable to Antero by the basic weighted average number of common shares outstanding during the period. Net income per common share—diluted for each period is computed after giving consideration to the potential dilution from (i) outstanding equity awards using the treasury stock method and (ii) shares of common stock issuable upon conversion of the 2026 Convertible Notes (as defined below in Note 7—Long-Term Debt) using the if-converted method. The Company includes restricted stock unit (“RSU”)

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

awards, performance share unit (“PSU”) awards and stock options in the calculation of diluted weighted average common shares outstanding based on the number of common shares that would be issuable if the end of the period was also the end of the performance period required for the vesting of the awards. During periods in which the Company incurs a net loss, diluted weighted average common shares outstanding are equal to basic weighted average common shares outstanding because the effects of all equity awards and the 2026 Convertible Notes are anti-dilutive.

The following is a reconciliation of the Company’s income attributable to common stockholders for basic and diluted net income per common share (in thousands):

	Three Months Ended March 31,
	2023	2024
Net income attributable to Antero Resources Corporation—common shareholders	$213,431	36,345
Add: Interest expense for 2026 Convertible Notes	616	256
Less: Tax-effect of interest expense for 2026 Convertible Notes	(132)	(56)
Net income attributable to Antero Resources Corporation—common shareholders and assumed conversions	$213,915	36,545

Net income per common share—basic	$0.72	0.12
Net income per common share—diluted	$0.69	0.12

Weighted average common shares outstanding—basic	296,763	304,943
Weighted average common shares outstanding—diluted	311,846	312,503

The following is a reconciliation of the Company’s basic weighted average common shares outstanding to diluted weighted average common shares outstanding during the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2024
Basic weighted average number of common shares outstanding	296,763	304,943
Add: Dilutive effect of RSUs	2,150	1,307
Add: Dilutive effect of PSUs	1,060	1,389
Add: Dilutive effect of 2026 Convertible Notes	11,873	4,864
Diluted weighted average number of common shares outstanding	311,846	312,503

Weighted average number of outstanding securities excluded from calculation of diluted net income per common share (1):
RSUs	969	371
PSUs	414	—
Stock options	324	259
(1)	The potential dilutive effects of these awards were excluded from the computation of net income per common share—diluted because the inclusion of these awards would have been anti-dilutive.
(e)	Recently Issued Accounting Standards

Reportable Segments

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 is intended to improve reportable segment disclosures primarily through enhanced disclosure of reportable segment expenses. This ASU is effective for annual reporting periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. ASU 2023-07 is required to be applied retrospectively to all prior

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

periods presented in the financial statements. The Company is evaluating the impact that ASU 2023-07 will have on the financial statements and its plans for adoption, including the adoption date.

Income Taxes

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 is intended to improve income tax disclosures primarily through enhanced disclosure of income tax rate reconciliation items, and disaggregation of income (loss) from continuing operations, income tax expense (benefit) and income taxes paid, net disclosures by federal, state and foreign jurisdictions, among others. This ASU is effective for annual reporting periods beginning after December 15, 2024, and early adoption is permitted. ASU 2023-09 should be applied on a prospective basis, although retrospective application is permitted. The Company is evaluating the impact that ASU 2023-09 will have on the financial statements and its plans for adoption, including the adoption date and transition method.

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

The ORRIs include an overriding royalty interest of 1.25% of the Company’s working interest in all of its operated proved developed properties in West Virginia and Ohio, subject to certain excluded wells (the “Initial PDP Override”), and an overriding royalty interest of 3.75% of the Company’s working interest in all of its undeveloped properties in West Virginia and Ohio (the “Development Override”). Wells turned to sales after April 1, 2020 and prior to the later of (a) the date on which the Company turns to sales 2.2 million lateral feet (net to the Company’s interest) of horizontal wells burdened by the Development Override or (b) the earlier of (i) April 1, 2023 or (ii) the date on which the Company turns to sales 3.82 million lateral feet (net to the Company’s interest) of horizontal wells are subject to the Development Override. As of April 1, 2023, Sixth Street no longer has the right to participate in any new wells, and Martica reconveyed the Development Override to the Company, except for the portion relating to wells turned to sales prior to April 1, 2023.

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

On February 17, 2021, Antero Resources announced the formation of a drilling partnership with QL Capital Partners (“QL”), an affiliate of Quantum Energy Partners, for the Company’s 2021 through 2024 drilling program. Under the terms of the arrangement, each year in which QL participates represents an annual tranche, and QL will be conveyed a working interest in any wells spud by Antero Resources during such tranche year. For 2021 through 2024, Antero Resources and QL agreed to the estimated internal rate of return (“IRR”) of the Company’s capital budget for each annual tranche, and QL agreed to

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

participate in all four annual tranches. Antero Resources develops and manages the drilling program associated with each tranche, including the selection of wells. Additionally, for each annual tranche, Antero Resources and QL will enter into assignments, bills of sale and conveyances pursuant to which QL will be conveyed a proportionate working interest percentage in each well spud in that year, which conveyances will not be subject to any reversion.

Under the terms of the arrangement, QL funded development capital of 20%, 15% and 15% for wells spud in 2021, 2022 and 2023, respectively, and will fund 20% of development capital for wells spud in 2024, which funding amounts represent QL’s proportionate working interest in such wells. Additionally, Antero Resources may receive a carry in the form of a one-time payment from QL for each annual tranche if the IRR for such tranche exceeds certain specified returns, which will be determined no earlier than October 31 and no later than December 1 following the end of each tranche year. The Company received a carry of $29 million for each of the 2021 and 2022 tranches during the three months ended December 31, 2022 and 2023. All of the wells spud during each calendar year period will be a separate annual tranche. Capital costs in excess of, and cost savings below, a specified percentage of budgeted amounts for each annual tranche will be for Antero Resources’ account. Subject to the preceding sentence, for any wells included in a tranche, QL is obligated and responsible for its working interest share of costs and liabilities, and is entitled to its working interest share of revenues, associated with such wells for the life of such wells.

The Company has accounted for the drilling partnership as a conveyance under FASB Accounting Standards Codification (“ASC”) Topic 932, Extractive Activities—Oil and Gas, and such conveyances are recorded in the unaudited condensed consolidated financial statements as QL obtains its proportionate working interest in each well. No gain or loss was recognized for the interests conveyed during the three months ended March 31, 2023 and 2024.

(4) Revenue

(a)	Disaggregation of Revenue

The table set forth below presents revenue disaggregated by type and reportable segment to which it relates (in thousands). See Note 16—Reportable Segments to the unaudited condensed consolidated financial statements for more information on reportable segments.

	Three Months Ended March 31,
	2023	2024	Reportable Segment
Revenues from contracts with customers:
Natural gas sales	$668,315	474,133	Exploration and production
Natural gas liquids sales (ethane)	72,050	63,030	Exploration and production
Natural gas liquids sales (C3+ NGLs)	423,385	454,832	Exploration and production
Oil sales	51,811	64,717	Exploration and production
Marketing	58,529	48,520	Marketing
Other revenue	175	273	Exploration and production
Total revenue from contracts with customers	1,274,265	1,105,505
Income from derivatives, deferred revenue and other sources, net	134,083	16,766
Total revenue	$1,408,348	1,122,271

(b)	Transaction Price Allocated to Remaining Performance Obligations

For the Company’s product sales that have a contract term greater than one year, the Company utilized the practical expedient in FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), which does not require the disclosure of the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Under the Company’s product sales contracts, each unit of product delivered to the customer represents a separate performance obligation; therefore, future volumes are wholly unsatisfied and disclosure of the transaction price allocated to remaining performance obligations is not required. For the Company’s product sales that have a contract term of one year or less, the Company utilized the practical expedient in ASC 606, which does not require the disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(c)	Contract Balances

Under the Company’s sales contracts, the Company invoices customers after its performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company’s contracts do not give rise to contract assets or liabilities. As of December 31, 2023 and March 31, 2024, the Company’s receivables from contracts with customers were $401 million and $326 million, respectively.

(5) Equity Method Investment

As of March 31, 2024, Antero owned 28.9% of Antero Midstream’s common stock, which is reflected in Antero’s unaudited condensed consolidated financial statements using the equity method of accounting.

The following table sets forth a reconciliation of Antero’s investment in unconsolidated affiliate (in thousands):

Balance as of December 31, 2023 (1)	$222,255
Equity in earnings of unconsolidated affiliate	23,347
Dividends from unconsolidated affiliate	(31,285)
Elimination of intercompany profit	11,717
Balance as of March 31, 2024 (1)	$226,034
(1)	The fair value of the Company’s investment in Antero Midstream as of December 31, 2023 and March 31, 2024 was $1.7 billion and $2.0 billion, respectively, based on the quoted market share price of Antero Midstream.

(6) Accrued Liabilities

Accrued liabilities consisted of the following items (in thousands):

		(Unaudited)
	December 31,	March 31,
	2023	2024
Capital expenditures	$38,848	28,755
Gathering, compression, processing and transportation expenses	160,758	159,657
Marketing expenses	36,428	18,667
Interest expense, net	33,066	14,331
Production and ad valorem taxes	51,516	48,004
General and administrative expense	35,641	21,988
Derivative settlements payable	1,037	269
Other	24,046	23,286
Total accrued liabilities	$381,340	314,957

(7) Long-Term Debt

Long-term debt consisted of the following items (in thousands):

		(Unaudited)
	December 31,	March 31,
	2023	2024
Credit Facility (a)	$417,200	415,300
8.375% senior notes due 2026 (b)	96,870	96,870
7.625% senior notes due 2029 (c)	407,115	407,115
5.375% senior notes due 2030 (d)	600,000	600,000
4.25% convertible senior notes due 2026 (e)	26,386	—
Total principal	1,547,571	1,519,285
Unamortized debt issuance costs	(9,975)	(9,176)
Long-term debt	$1,537,596	1,510,109

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(a)	Senior Secured Revolving Credit Facility

Antero Resources has a senior secured revolving credit facility (the “Credit Facility”) with a consortium of bank lenders. Borrowings under the Credit Facility are subject to borrowing base limitations based on the collateral value of Antero Resources’ assets and are subject to regular semi-annual redeterminations. As of December 31, 2023 and March 31, 2024, the Credit Facility had a borrowing base of $3.5 billion with lender commitments of $1.6 billion. The borrowing base was re-affirmed in the semi-annual redetermination in April 2024. The maturity date of the Credit Facility is the earlier of (i) October 26, 2026 and (ii) the date that is 180 days prior to the earliest stated redemption date of any series of the Company’s then outstanding senior notes. As of March 31, 2024, the Credit Facility had an available borrowing capacity of $752 million.

The Credit Facility contains requirements with respect to leverage and current ratios, and certain covenants, including restrictions on our ability to incur debt and limitations on our ability to pay dividends unless certain customary conditions are met, in each case, subject to customary carve-outs and exceptions. Antero Resources was in compliance with all of the financial covenants under the Credit Facility as of December 31, 2023 and March 31, 2024.

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

As of December 31, 2023, Antero Resources had an outstanding balance under the Credit Facility of $417 million, with a weighted average interest rate of 7.71%, and outstanding letters of credit of $501 million. As of March 31, 2024, Antero Resources had an outstanding balance under the Credit Facility of $415 million, with a weighted average interest rate of 7.68%, and outstanding letters of credit of $443 million.

(b)	8.375% Senior Notes Due 2026

On January 4, 2021, Antero Resources issued $500 million of 8.375% senior notes due July 15, 2026 (the “2026 Notes”) at par. The Company redeemed or otherwise repurchased $403 million principal amount of the 2026 Notes during 2021 and 2022, and as of March 31, 2024, $97 million principal amount of the 2026 Notes remained outstanding. The 2026 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2026 Notes rank pari passu to Antero Resources’ other outstanding senior notes. The 2026 Notes are guaranteed on a full and unconditional and joint and several senior unsecured basis by Antero Resources’ existing subsidiaries that guarantee the Credit Facility and certain of its future restricted subsidiaries. Interest on the 2026 Notes is payable on January 15 and July 15 of each year. Antero Resources may redeem all or part of the 2026 Notes at any time at redemption prices ranging from 104.188% currently to 100.00% on or after January 15, 2026. If Antero Resources undergoes a change of control followed by a rating decline, the holders of the 2026 Notes will have the right to require Antero Resources to repurchase all or a portion of the notes at a price equal to 101% of the principal amount of the 2026 Notes, plus accrued and unpaid interest.

(c)	7.625% Senior Notes Due 2029

On January 26, 2021, Antero Resources issued $700 million of 7.625% senior notes due February 1, 2029 (the “2029 Notes”) at par. The Company redeemed or otherwise repurchased $293 million principal amount of the 2029 Notes during 2021 and 2022, and as of March 31, 2024, $407 million principal amount of the 2029 Notes remained outstanding. The 2029 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2029 Notes rank pari passu to Antero Resources’ other outstanding senior notes. The 2029 Notes are guaranteed on a full and unconditional and joint and several senior unsecured basis by Antero Resources’ existing subsidiaries that guarantee the Credit Facility and certain of its future restricted subsidiaries. Interest on the 2029 Notes is payable on February 1 and August 1 of each year. Antero Resources may redeem all or part of the 2029 Notes at any time at redemption prices ranging from 103.813% currently to 100.00% on or after February 1, 2027. If Antero Resources undergoes a change of

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

control followed by a rating decline, the holders of the 2029 Notes will have the right to require Antero Resources to repurchase all or a portion of the notes at a price equal to 101% of the principal amount of the 2029 Notes, plus accrued and unpaid interest.

(d)	5.375% Senior Notes Due 2030

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

(e)	4.25% Convertible Senior Notes Due 2026

On August 21, 2020, Antero Resources issued $250 million in aggregate principal amount of 4.25% convertible senior notes due September 1, 2026 (the “2026 Convertible Notes”). On September 2, 2020, Antero Resources issued an additional $37.5 million of the 2026 Convertible Notes. Proceeds from the issuance of the 2026 Convertible Notes totaled $278.5 million, net of initial purchasers’ fees and issuance cost of $9 million. Transaction costs related to the 2026 Convertible Notes were recorded within debt issuance costs on the condensed consolidated balance sheet and were amortized over the term of the 2026 Convertible Notes using the effective interest method.

The Company extinguished $206 million principal amount of the 2026 Convertible Notes in 2021. In addition, between 2022 and the first quarter of 2024, $81 million aggregate principal amount of the 2026 Convertible Notes were converted pursuant to their terms or induced into conversion by the Company, and as of March 31, 2024, no 2026 Convertible Notes remained outstanding. See “—Conversions and Inducements,” for more information.

The 2026 Convertible Notes bore interest at a fixed rate of 4.25% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on March 1, 2021. The initial conversion rate was 230.2026 shares of Antero Resources’ common stock per $1,000 principal amount of 2026 Convertible Notes, and such conversion rate was not adjusted during the term for which the 2026 Convertible Notes were outstanding. The noteholders had the right to convert their 2026 Convertible Notes only upon the occurrence of certain events pursuant to the terms and conditions provided in the indenture governing the 2026 Convertible Notes. Upon conversion, Antero Resources could satisfy its conversion obligation by paying and/or delivering, as the case may be, cash, shares of Antero Resources’ common stock or a combination of cash and shares of Antero Resources’ common stock, at Antero Resources’ election, in the manner and subject to the terms and conditions provided in the indenture governing the 2026 Convertible Notes.

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

On March 11, 2024, the Company called the $26 million aggregate principal amount of the 2026 Convertible Notes that remained outstanding for redemption on April 1, 2024, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest. The Company’s election to call the remaining 2026 Convertible Notes allowed holders of the 2026 Convertible Notes to exercise their conversion right through March 28, 2024. During the three months

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

ended March 31, 2024, all remaining $26 million aggregate principal amount of the 2026 Convertible Notes converted pursuant to their terms. The Company elected to settle these conversions by issuing 6 million shares of common stock to the noteholders.

(8) Asset Retirement Obligations

The following table presents a reconciliation of the Company’s asset retirement obligations (in thousands):

Asset retirement obligations—December 31, 2023	$59,214
Obligations incurred	131
Accretion expense	776
Settlement of obligations	(322)
Revisions to prior estimates	55
Asset retirement obligations—March 31, 2024	$59,854

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

A total of 5,507,361 shares were available for future grant under the 2020 Plan as of March 31, 2024.

The Company’s equity-based compensation expense, by type of award, is as follows (in thousands):

	Three Months Ended March 31,
	2023	2024
RSU awards	$7,262	9,261
PSU awards	5,405	6,440
Converted AM RSU Awards (1)	1	—
Equity awards issued to directors	350	376
Total expense	$13,018	16,077
(1)	Antero Resources recognized compensation expense for equity awards granted by Antero Midstream Partners LP’s (‘Antero Midstream Partners”) under its equity compensation plans prior to March 12, 2019 (date of deconsolidation) because the awards under such plans were accounted for as if they were distributed by Antero Midstream Partners to Antero Resources. Antero Resources allocated a portion of equity-based compensation expense related to grants prior to March 12, 2019 to Antero Midstream Partners based on its proportionate share of Antero Resources’ labor costs. As of March 31, 2023, all such awards were fully vested, and there is no remaining unamortized expense attributable to these awards after such date.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(a)	Restricted Stock Unit Awards

A summary of RSU award activity is as follows:

		Weighted
		Average
	Number	Grant Date
	of Units	Fair Value
Total awarded and unvested—December 31, 2023	3,521,050	$22.40
Granted	1,384,318	26.48
Vested	(468,325)	25.66
Forfeited	(1,058)	26.01
Total awarded and unvested—March 31, 2024	4,435,985	$23.33

As of March 31, 2024, there was $84 million of unamortized equity-based compensation expense related to unvested RSUs. That expense is expected to be recognized over a weighted average period of 2.2 years.

(b)	Performance Share Unit Awards

Performance Share Unit Awards Based on Total Shareholder Return

In March 2024, the Company granted PSU awards to certain of its senior management and executive officers that vest based on Antero Resources’ absolute total shareholder return (“TSR”) determined as of the last day of each of three one-year performance periods ending on March 7, 2025, March 7, 2026 and March 7, 2027, and one cumulative three-year performance period ending on March 7, 2027, in each case, subject to certain continued employment criteria (“2024 Absolute TSR PSUs”). The number of shares of common stock that may ultimately be earned following the end of the cumulative three-year performance period with respect to the 2024 Absolute TSR PSUs ranges from zero to 200% of the target number of 2024 Absolute TSR PSUs originally granted. Expense related to these PSUs is recognized on a graded-vested basis over the term of each performance period. Forfeitures are accounted for as they occur by reversing the expense previously recognized for awards that were forfeited during the period.

The following table presents the assumptions used in the Monte Carlo valuation model and the grant date fair value information for the 2024 Absolute TSR PSUs:

Dividend yield	—%
Volatility	55%
Risk-free interest rate	4.23%
Weighted average fair value of awards granted	$32.29

Performance Share Unit Awards Based on Leverage Ratio

In 2021, the Company granted PSUs to certain of its senior management and executive officers that vest based on the Company’s total debt less cash and cash equivalents divided by the Company’s Adjusted EBITDAX (as defined in the award agreement) determined as of the last day of each of three one-year performance periods ending on December 31, 2021, December 31, 2022, and December 31, 2023, in each case, subject to certain continued employment criteria (“2021 Leverage Ratio PSUs”). The number of shares of common stock that could ultimately be earned ranged from zero to 200% of the target number of PSUs granted. The performance conditions for the performance periods ended December 31, 2021, 2022 and 2023 were met at 200% of target. During the first quarter of 2024, the 2021 Leverage Ratio PSUs vested and converted into approximately 0.4 million shares of common stock.

In March 2024, the Company granted PSUs to certain of its senior management and executive officers that vest based on the Company’s total debt less cash and cash equivalents divided by the Company’s Adjusted EBITDAX (as defined in the award agreement) determined as of the last day of each of three one-year performance periods ending on December 31, 2024 December 31, 2025 and December 31, 2026, in each case, subject to certain continued employment criteria (“2024 Leverage Ratio PSUs”). The number of shares of common stock that may ultimately be earned following the end of the third performance period with respect to the 2024 Leverage Ratio PSUs ranges from zero to 200% of the target number of 2024

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Leverage Ratio PSUs originally granted. Expense related to the 2024 Leverage Ratio PSUs is recognized on a graded-vested basis over the term of each performance period that reflects the number of shares of common stock that are expected to be issued at the end of each measurement period, and such expense is reversed if the likelihood of achieving the performance condition becomes improbable. As of March 31, 2024, the likelihood of achieving the performance conditions related to the 2024 Leverage Ratio PSUs was probable.

Summary Information for Performance Share Unit Awards

A summary of PSU activity is as follows:

		Weighted
		Average
	Number	Grant Date
	of Units	Fair Value
Total awarded and unvested—December 31, 2023	1,412,191	$29.54
Granted	354,016	29.39
Vested	(207,456)	9.52
Total awarded and unvested—March 31, 2024	1,558,751	$32.17

As of March 31, 2024, there was $29 million of unamortized equity-based compensation expense related to unvested PSUs. That expense is expected to be recognized over a weighted average period of 1.6 years.

(10) Fair Value

The carrying values of accounts receivable and accounts payable as of December 31, 2023 and March 31, 2024 approximated market values because of their short-term nature. The carrying values of the amounts outstanding under the Credit Facility as of December 31, 2023 and March 31, 2024 approximated fair value because the variable interest rates are reflective of current market conditions.

The following table sets forth the fair value and carrying value of the senior notes and 2026 Convertible Notes (in thousands):

			(Unaudited)
	December 31, 2023		March 31, 2024
	Fair	Carrying	Fair	Carrying
	Value (1)	Value (2)	Value (1)	Value (2)
2026 Notes	$99,534	96,351	100,503	96,412
2029 Notes	417,781	403,441	416,764	403,590
2030 Notes	573,720	594,622	574,380	594,807
2026 Convertible Notes	138,337	25,982	—	—
Total	$1,229,372	1,120,396	1,091,647	1,094,809
(1)	Fair values are based on Level 2 market data inputs.
(2)	Carrying values are presented net of unamortized debt issuance costs.

See Note 9—Equity-Based Compensation to the unaudited condensed consolidated financial statements for information regarding the fair value of equity-based awards. See Note 11—Derivative Instruments to the unaudited condensed consolidated financial statements for information regarding the fair value of derivative financial instruments.

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

The Company was party to various fixed price commodity swap contracts that settled during the three months ended March 31, 2023 and 2024. The Company enters into these swap contracts when management believes that favorable future sales prices for the Company’s production can be secured. Under these swap agreements, when actual commodity prices upon settlement exceed the fixed price provided by the swap contracts, the Company pays the difference to the counterparty. When actual commodity prices upon settlement are less than the contractually provided fixed price, the Company receives the difference from the counterparty. In addition, the Company has entered into basis swap contracts in order to hedge the difference between the New York Mercantile Exchange (“NYMEX”) index price and a local index price. Under these basis swap agreements, when actual commodity prices upon settlement exceed the fixed price provided by the swap contracts, the Company receives the difference from the counterparty. When actual commodity prices upon settlement are less than the contractually provided fixed price, the Company pays the difference to the counterparty.

The Company’s derivative contracts have not been designated as hedges for accounting purposes; therefore, all gains and losses are recognized in the Company’s statements of operations and comprehensive income.

As of March 31, 2024, the Company’s fixed price swap positions excluding Martica, the Company’s consolidated VIE, were as follows:

				Weighted
				Average
Commodity / Settlement Period	Index	Contracted Volume		Price
Propane
April-December 2024	Mont Belvieu Propane-OPIS TET	10,000	Bbl/day	$33.67	/Bbl

The Company has a call option and an embedded put option tied to NYMEX pricing for the production volumes associated with the Company’s retained interest in the volumetric production payment transaction (“VPP”) properties. The put option was embedded within another contract, and since the embedded put option was not clearly and closely related to its host contract, the Company bifurcated this derivative instrument and reflects it at fair value in the unaudited condensed consolidated financial statements. As of March 31, 2024, the Company’s call option and embedded put option arrangements were as follows:

						Embedded
				Call Option		Put Option
Commodity / Settlement Period	Index	Contracted Volume		Strike Price		Strike Price
Natural Gas
April-December 2024	Henry Hub	53,000	MMBtu/day	$2.477	/MMBtu	$2.527	/MMBtu
January-December 2025	Henry Hub	44,000	MMBtu/day	2.564	/MMBtu	2.614	/MMBtu
January-December 2026	Henry Hub	32,000	MMBtu/day	2.629	/MMBtu	2.679	/MMBtu

As of March 31, 2024, the Company’s natural gas basis swap positions, which settle on the pricing index to basis differential of the Columbia Gas Transmission pipeline (“TCO”) to the NYMEX Henry Hub natural gas price were as follows:

				Weighted Average
Commodity / Settlement Period	Index to Basis Differential	Contracted Volume		Hedged Differential
Natural Gas
April-December 2024	NYMEX to TCO	50,000	MMBtu/day	$0.530	/MMBtu

As of March 31, 2024, the Company’s fixed price swap positions for Martica, the Company’s consolidated VIE, were as follows:

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

				Weighted
				Average
Commodity / Settlement Period	Index	Contracted Volume		Price
Natural Gas
April-December 2024	Henry Hub	23,216	MMBtu/day	$2.33	/MMBtu
January-March 2025	Henry Hub	18,021	MMBtu/day	2.53	/MMBtu

Oil
April-December 2024	West Texas Intermediate	41	Bbl/day	$44.02	/Bbl
January-March 2025	West Texas Intermediate	39	Bbl/day	45.06	/Bbl

(b)	Summary

The table below presents a summary of the fair values of the Company’s derivative instruments and where such values are recorded in the condensed consolidated balance sheets (in thousands).

			(Unaudited)
	Balance Sheet Location	December 31, 2023	March 31, 2024
Asset derivatives not designated as hedges for accounting purposes:
Embedded derivatives—current	Derivative instruments	$5,175	6,579
Embedded derivatives—noncurrent	Derivative instruments	5,570	3,929
Total asset derivatives (1)		10,745	10,508

Liability derivatives not designated as hedges for accounting purposes:
Commodity derivatives—current (2)	Derivative instruments	15,236	14,148
Commodity derivatives—noncurrent (2)	Derivative instruments	32,764	25,538
Total liability derivatives (1)		48,000	39,686

Net derivatives liability (1)		$(37,255)	(29,178)
(1)	The fair value of derivative instruments was determined using Level 2 inputs.
(2)	As of December 31, 2023, approximately $5 million of commodity derivative liabilities, including $3 million of current commodity derivatives and $2 million of noncurrent commodity derivatives, are attributable to the Company’s consolidated VIE, Martica. As of March 31, 2024, $2 million of current commodity derivative liabilities are attributable to the Company’s consolidated VIE, Martica.

The following table sets forth the gross values of recognized derivative assets and liabilities, the amounts offset under master netting arrangements with counterparties, and the resulting net amounts presented in the condensed consolidated balance sheets as of the dates presented, all at fair value (in thousands):

				(Unaudited)
	December 31, 2023			March 31, 2024
			Net Amounts of			Net Amounts of
	Gross	Gross	Assets	Gross	Gross	Assets
	Amounts	Amounts Offset	(Liabilities) on	Amounts	Amounts Offset	(Liabilities) on
	Recognized	Recognized	Balance Sheet	Recognized	Recognized	Balance Sheet
Commodity derivative assets	$406	(406)	—	2,310	(2,310)	—
Embedded derivative assets	10,745	—	10,745	10,508	—	10,508
Commodity derivative liabilities	(48,406)	406	(48,000)	(41,996)	2,310	(39,686)

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

The following table sets forth a summary of derivative fair value gains and losses and where such values are recorded in the unaudited condensed consolidated statements of operations and comprehensive income (in thousands):

	Statement of
	Operations	Three Months Ended March 31,
	Location	2023	2024
Commodity derivative fair value gains (1)	Revenue	$127,080	8,266
Embedded derivative fair value gains (losses) (1)	Revenue	(888)	1,180
(1)	The fair value of derivative instruments was determined using Level 2 inputs.

Commodity derivative fair value gains for the three months ended March 31, 2023, includes a loss of $202 million related to the early settlement of the Company’s natural gas swaption agreement.  The payment for this early settlement is classified as an operating cash flow on the Company’s condensed consolidated statement of cash flows.

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(a)	Supplemental Balance Sheet Information Related to Leases

The Company’s lease assets and liabilities consisted of the following items (in thousands):

			(Unaudited)
		December 31,	March 31,
Leases	Balance Sheet Classification	2023	2024
Operating Leases
Operating lease right-of-use assets:
Processing plants	Operating lease right-of-use assets	$1,611,903	1,550,542
Drilling rigs and completion services	Operating lease right-of-use assets	32,187	24,567
Gas gathering lines and compressor stations (1)	Operating lease right-of-use assets	1,283,668	1,320,473
Office space	Operating lease right-of-use assets	37,706	36,592
Other office and field equipment	Operating lease right-of-use assets	416	327
Total operating lease right-of-use assets		$2,965,880	2,932,501
Operating lease liabilities:
Short-term operating lease liabilities	Short-term lease liabilities	$538,954	534,463
Long-term operating lease liabilities	Long-term lease liabilities	2,425,785	2,396,916
Total operating lease liabilities		$2,964,739	2,931,379

Finance Leases
Finance lease right-of-use assets:
Vehicles	Other property and equipment	$3,771	3,512
Total finance lease right-of-use assets (2)		$3,771	3,512
Finance lease liabilities:
Short-term finance lease liabilities	Short-term lease liabilities	$1,106	1,154
Long-term finance lease liabilities	Long-term lease liabilities	2,665	2,358
Total finance lease liabilities		$3,771	3,512
(1)	Gas gathering lines and compressor stations includes $1.3 billion related to Antero Midstream as of December 31, 2023 and March 31, 2024. See “—Related party lease disclosure” for additional discussion.
(2)	Financing lease assets are recorded net of accumulated amortization of $1 million and $2 million as of December 31, 2023 and March 31, 2024, respectively.

The processing plants, gathering lines and compressor stations that are classified as lease liabilities are classified as such under FASB ASC Topic 842, Leases, because Antero (i) is the sole customer of the assets and (ii) makes the decisions that most impact the economic performance of the assets.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(b)	Supplemental Information Related to Leases

Costs associated with operating and finance leases were included in the unaudited condensed consolidated statement of operations and comprehensive income (in thousands):

			Three Months Ended March 31,
Cost	Classification	Location	2023	2024
Operating lease cost	Statement of operations	Gathering, compression, processing and transportation	$381,283	422,068
Operating lease cost	Statement of operations	General and administrative	2,937	3,083
Operating lease cost	Statement of operations	Contract termination	1,122	—
Operating lease cost	Statement of operations	Lease operating	21	21
Operating lease cost	Balance sheet	Proved properties (1)	39,770	33,412
Total operating lease cost			$425,133	458,584

Finance lease cost:
Amortization of right-of-use assets	Statement of operations	Depletion, depreciation and amortization	$92	430
Interest on lease liabilities	Statement of operations	Interest expense	114	148
Total finance lease cost			$206	578

Short-term lease payments			$37,701	29,443
(1)	Capitalized costs related to drilling and completion activities.

(c)	Supplemental Cash Flow Information Related to Leases

The following table presents the Company’s supplemental cash flow information related to leases (in thousands):

	Three Months Ended March 31,
	2023	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$315,665	350,925
Operating cash flows from finance leases	114	148
Investing cash flows from operating leases	32,880	27,976
Financing cash flows from finance leases	158	259

Noncash activities:
Right-of-use assets obtained in exchange for new operating lease obligations	$51,208	97,137
Increase to existing right-of-use assets and lease obligations from operating lease modifications, net (1)	$40,130	4,511
(1)	During the three months ended March 31, 2023, the weighted average discount rate for remeasured operating leases increased from 5.2% as of December 31, 2022 to 5.8% as of March 31, 2023. During the three months ended March 31, 2024, the weighted average discount rate for remeasured operating leases decreased from 6.5% as of December 31, 2023 to 5.9% as of March 31, 2024.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(d)	Maturities of Lease Liabilities

The table below is a schedule of future minimum payments for operating and financing lease liabilities as of March 31, 2024 (in thousands):

	Operating Leases	Financing Leases	Total
Remainder of 2024	$529,813	1,221	531,034
2025	617,055	1,585	618,640
2026	564,617	1,229	565,846
2027	465,509	197	465,706
2028	388,720	23	388,743
Thereafter	943,220	10	943,230
Total lease payments	3,508,934	4,265	3,513,199
Less: imputed interest	(577,555)	(753)	(578,308)
Total	$2,931,379	3,512	2,934,891

(e)	Lease Term and Discount Rate

The following table sets forth the Company’s weighted average remaining lease term and discount rate:

	December 31, 2023		March 31, 2024
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term	6.5 years	3.0 years	6.5 years	2.7 years
Weighted average discount rate	5.9%	8.3%	5.7%	8.3%

(f)	Related Party Lease Disclosure

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

Under the gathering and compression agreements, Antero Midstream receives a low pressure gathering fee per Mcf, a high pressure gathering fee per Mcf and a compression fee per Mcf, as applicable, subject to annual Consumer Price Index (“CPI”)-based adjustments. If and to the extent the Company requests that Antero Midstream construct new low pressure lines, high pressure lines and compressor stations, the 2019 gathering and compression agreement contains options at Antero Midstream’s election for either (i) minimum volume commitments that require Antero Resources to utilize or pay for 75% of the high pressure gathering capacity and 70% of the compression capacity of the requested capacity of such new construction for 10 years or (ii) a cost of service fee that allows the Antero Midstream to earn a 13% rate of return on such new construction over seven years. In addition, the Marcellus gathering and compression agreement provides for a minimum volume commitment that requires the Company to utilize or pay for 25% of the compression capacity for a period of 10 years from the in-service date.

The 2019 gathering and compression agreement includes a growth incentive fee program that expired on December 31, 2023 whereby low pressure gathering fees were reduced during the three months ended March 31, 2023 to the extent the Company achieved certain quarterly volumetric targets. The Company’s throughput gathered under the Marcellus gathering and compression assets acquired by the Company was not considered in the low pressure gathering volume targets. Upon completion of the initial contract term, the 2019 gathering and compression agreement will continue in effect from year to year

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

until such time as the agreement is terminated, effective upon an anniversary of the effective date of the agreement, by notice from either the Company or Antero Midstream to the other party on or before the 180th day prior to the anniversary of such agreement. The Company earned fee rebates for the three months ended March 31, 2023 of $12 million.

Gathering and compression fees paid by Antero related to these agreements were $176 million and $199 million for the three months ended March 31, 2023 and 2024, respectively. As of December 31, 2023 and March 31, 2024, $65 million and $78 million, respectively, was included within Accounts payable, related parties on the condensed consolidated balance sheet as due to Antero Midstream related to these agreements.

(13) Commitments

The following table sets forth a schedule of future minimum payments for the Company’s contractual obligations, which include leases that have a lease term in excess of one year as of March 31, 2024 (in thousands):

		Processing,
		Gathering,
	Firm	Compression	Operating and	Imputed Interest
	Transportation	and Water Service	Financing Leases	for Leases	Other
	(a)	(b)	(c)	(c)	(d)	Total
Remainder of 2024	$888,016	52,558	414,011	117,023	6,924	1,478,532
2025	1,171,660	58,664	488,686	129,954	5,692	1,854,656
2026	1,169,189	25,487	463,053	102,794	3,067	1,763,590
2027	1,164,202	24,198	387,672	78,034	375	1,654,481
2028	1,105,766	22,865	331,264	57,477	—	1,517,372
Thereafter	4,413,811	83,609	850,205	93,026	—	5,440,651
Total	$9,912,644	267,381	2,934,891	578,308	16,058	13,709,282

(a)	Firm Transportation

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

The Company incurs costs associated with the delay or cancellation of certain contracts with third-parties. These costs are recorded in contract termination and loss contingency in the statements of operations and comprehensive income. During the first quarter of 2023, the Company executed an early termination of its firm transportation commitment of 200,000 MMBtu per day on the Equitrans pipeline and made a cash payment of $24 million. There are no remaining payment obligations related to any delayed or cancelled contracts as of March 31, 2024.

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(b)	Reportable Segments Financial Information

The operating results and assets of the Company’s reportable segments were as follows (in thousands):

	Three Months Ended March 31, 2023
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream	Affiliate	Total
Sales and revenues:
Third-party	$1,349,476	58,529	272	(272)	1,408,005
Intersegment	343	—	259,203	(259,203)	343
Total revenue	1,349,819	58,529	259,475	(259,475)	1,408,348

Operating expenses:
Lease operating	29,321	—	—	—	29,321
Gathering, compression, processing, transportation and water handling	645,172	—	57,873	(57,873)	645,172
General and administrative	57,261	—	17,347	(17,347)	57,261
Depletion, depreciation and amortization	167,582	—	35,196	(35,196)	167,582
Impairment of property and equipment	15,560	—	—	—	15,560
Other	56,838	105,124	714	(714)	161,962
Total operating expenses	971,734	105,124	111,130	(111,130)	1,076,858
Operating income (loss)	$378,085	(46,595)	148,345	(148,345)	331,490
Equity in earnings of unconsolidated affiliates	$17,681	—	24,456	(24,456)	17,681
Capital expenditures for segment assets	$351,312	—	42,279	(42,279)	351,312

	Three Months Ended March 31, 2024
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream	Affiliate	Total
Sales and revenues:
Third-party	$1,073,169	48,520	671	(671)	1,121,689
Intersegment	582	—	278,380	(278,380)	582
Total revenue	1,073,751	48,520	279,051	(279,051)	1,122,271

Operating expenses:
Lease operating	29,121	—	—	—	29,121
Gathering, compression, processing, transportation and water handling	672,281	—	53,918	(53,918)	672,281
General and administrative	55,862	—	21,221	(21,221)	55,862
Depletion, depreciation and amortization	173,054	—	37,095	(37,095)	173,054
Impairment of property and equipment	5,190	—	—	—	5,190
Other	61,790	59,813	566	(566)	121,603
Total operating expenses	997,298	59,813	112,800	(112,800)	1,057,111
Operating income (loss)	$76,453	(11,293)	166,251	(166,251)	65,160
Equity in earnings of unconsolidated affiliates	$23,347	—	27,530	(27,530)	23,347
Capital expenditures for segment assets	$222,449	—	35,073	(35,073)	222,449

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

The summarized assets of the Company’s reportable segments are as follows (in thousands):

	As of December 31, 2023
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream	Affiliate	Total
Investments in unconsolidated affiliates	$222,255	—	626,650	(626,650)	222,255
Total assets	13,602,297	17,117	5,737,618	(5,737,618)	13,619,414

	(Unaudited)
	As of March 31, 2024
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream	Affiliate	Total
Investments in unconsolidated affiliates	$226,034	—	619,220	(619,220)	226,034
Total assets	13,536,624	11,870	5,749,241	(5,749,241)	13,548,494

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

In addition, a subsidiary guarantor will be released from its obligations under the indentures and its guarantee (i) upon the release or discharge of the guarantee of other Indebtedness (as defined in the indentures governing the notes) that resulted in the creation of such guarantee, except a release or discharge by or as a result of payment under such guarantee, (ii) if Antero designates such subsidiary as an unrestricted subsidiary and such designation complies with the other applicable provisions of the indentures governing the notes or (iii) in connection with any covenant defeasance, legal defeasance or satisfaction and discharge of the notes.

The tables set forth below present summarized financial information of Antero, as parent, and its guarantor subsidiaries (in thousands). The Company’s wholly owned subsidiaries are not restricted from making distributions to the Company.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Balance Sheets
		(Unaudited)
	December 31, 2023	March 31, 2024
Accounts receivable, non-guarantor subsidiaries	$—	2,097
Other current assets	453,581	382,957
Total current assets	453,581	385,054
Noncurrent assets	12,562,439	12,575,551
Total assets	$13,016,020	12,960,605

Accounts payable, related parties	$86,284	93,707
Other current liabilities	1,360,102	1,282,960
Total current liabilities	1,446,386	1,376,667
Noncurrent liabilities	4,951,464	4,893,715
Total liabilities	$6,397,850	6,270,382

Statement of Operations

		Three Months Ended
		March 31, 2024
Revenues		$1,099,934
Operating expenses		1,046,716
Income from operations		53,218
Net income and comprehensive income including noncontrolling interests		36,345
Net income and comprehensive income attributable to Antero Resources Corporation		$36,345

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

We have assembled a portfolio of long-lived properties that are characterized by what we believe to be low geologic risk and repeatability. Our drilling opportunities are focused in the Appalachian Basin. As of March 31, 2024, we held approximately 517,000 net acres in the Appalachian Basin.

Market Conditions and Business Trends

Commodity Markets

Prices for natural gas, NGLs and oil that we produce significantly impact our revenues and cash flows. Natural gas benchmark prices decreased significantly while NGLs and oil benchmark prices remained consistent during the three months ended March 31, 2024 as compared to the same period of 2023. As a result of the lower benchmark natural gas prices, we experienced a decrease in price realizations for natural gas and ethane products during the three months ended March 31, 2024. We monitor the economic factors that impact natural gas, NGLs and oil prices, including domestic and foreign supply and demand indicators, domestic and foreign commodity inventories, the actions of Organization of Petroleum Exporting Countries and other large producing nations and the current conflicts in Ukraine and in the Middle East, among others. In the current economic environment, we expect that commodity prices for some or all of the commodities we produce could remain volatile. This volatility is beyond our control and may adversely impact our business, financial condition, results of operations and future cash flows.

The following table details the average benchmark natural gas and oil prices:

	Three Months Ended March 31,
	2023	2024
Henry Hub (1) ($/Mcf)	$3.42	2.24
West Texas Intermediate (2) ($/Bbl)	76.13	76.96
(1)	NYMEX first of month average natural gas price.
(2)	Energy Information Administration calendar month average settled futures price.

Hedge Position

Antero Resources (Excluding Martica)

We are exposed to certain commodity price risks relating to our ongoing business operations, and we use derivative instruments when circumstances warrant to manage such risks. In addition, we periodically enter into contracts that contain embedded features that are required to be bifurcated and accounted for separately as derivatives. Due to our improved liquidity and leverage position as compared to historical levels, the percentage of our expected production that we hedge has decreased. For the three months ended March 31, 2023 and 2024, 2% and 1%, respectively, of our production was hedged through fixed price commodity swaps. The tables and narrative below exclude derivative instruments attributable to Martica, our consolidated VIE, since all gains or losses from such contracts are fully attributable to the noncontrolling interests in Martica.

As of March 31, 2024, our fixed price NGLs swap positions excluding Martica were as follows:

				Weighted
				Average
Commodity / Settlement Period	Index	Contracted Volume		Price
Propane
April-December 2024	Mont Belvieu Propane-OPIS TET	2,750	MBbl	$33.67	/Bbl

As of March 31, 2024, our natural gas basis swap positions settle on the pricing index to basis differential of the Columbia Gas Transmission pipeline (“TCO”) to the NYMEX Henry Hub natural gas price were as follows:

				Weighted Average
Commodity / Settlement Period	Index to Basis Differential	Contracted Volume		Hedged Differential
Natural Gas
April-December 2024	NYMEX to TCO	14	Bcf	$0.530	/MMBtu

We have a call option and an embedded put option tied to NYMEX pricing for the production volumes associated with the Company’s retained interest in the VPP properties. As of March 31, 2024, our call option and embedded put option arrangements were as follows:

						Embedded
				Call Option		Put Option
Commodity / Settlement Period	Index	Contracted Volume		Strike Price		Strike Price
Natural Gas
April-December 2024	Henry Hub	15	Bcf	$2.477	/MMBtu	$2.527	/MMBtu
January-December 2025	Henry Hub	16	Bcf	2.564	/MMBtu	2.614	/MMBtu
January-December 2026	Henry Hub	12	Bcf	2.629	/MMBtu	2.679	/MMBtu
		43	Bcf	2.552	/MMBtu	2.602	/MMBtu

As of March 31, 2024, the estimated fair value of our commodity derivative contracts, excluding Martica, was a net liability of $27 million. See Note 11—Derivative Instruments to the unaudited condensed consolidated financial statements for more information.

Martica

Our consolidated VIE, Martica, also maintains a portfolio of fixed swap natural gas, NGLs and oil derivatives for the benefit of the noncontrolling interests in Martica. As such, all gains and losses attributable to Martica’s derivative portfolio are fully attributable to the noncontrolling interests in Martica. As of March 31, 2024, Martica’s fixed price natural gas and oil swap positions were as follows:

				Weighted
				Average
Commodity / Settlement Period	Index	Contracted Volume		Price
Natural Gas
April-December 2024	Henry Hub	7	Bcf	$2.33	/MMBtu
January-March 2025	Henry Hub	1	Bcf	2.53	/MMBtu
		8	Bcf	2.37	/MMBtu
Oil
April-December 2024	West Texas Intermediate	12	MBbl	$44.02	/Bbl
January-March 2025	West Texas Intermediate	3	MBbl	45.06	/Bbl
		15	MBbl	44.27	/Bbl

As of March 31, 2024, the estimated fair value of Martica’s commodity derivative contracts was a net liability of $2 million. See Note 11—Derivative Instruments to the unaudited condensed consolidated financial statements for more information.

Economic Indicators

The economy experienced elevated inflation levels as a result of global supply and demand imbalances, where global demand outpaced supplies beginning in 2021 and continuing through the first quarter of 2024. For example, the Consumer Price Index (“CPI”) for all urban consumers increased 5% from March 2022 to March 2023 and an additional 3% from March 2023 to March 2024 as compared to the Federal Reserve’s stated goal of 2%. In order to manage the inflation risk present in the United States’ economy, the Federal Reserve utilized monetary policy in the form of interest rate increases beginning in March 2022 in an effort to bring the inflation rate in line with its stated goal of 2% on a long-term basis. Between March 2022 and March 2024, the Federal Reserve increased the federal funds interest rate by 5.25%. While inflationary pressures in the United States’ economy have begun to subside, we continue to be impacted by the increased federal funds interest rate. See “—Results of Operations” for more information.

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

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2024

The operating results of our reportable segments were as follows (in thousands):

	Three Months Ended March 31, 2023
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream	Affiliate	Total
Revenue and other:
Natural gas sales	$668,315	—	—	—	668,315
Natural gas liquids sales	495,435	—	—	—	495,435
Oil sales	51,811	—	—	—	51,811
Commodity derivative fair value gains	126,192	—	—	—	126,192
Gathering, compression and water handling	—	—	259,475	(259,475)	—
Marketing	—	58,529	—	—	58,529
Amortization of deferred revenue, VPP	7,533	—	—	—	7,533
Other revenue and income	533	—	—	—	533
Total revenue	1,349,819	58,529	259,475	(259,475)	1,408,348

Operating expenses:
Lease operating	29,321	—	—	—	29,321
Gathering and compression	212,604	—	24,118	(24,118)	212,604
Processing	237,268	—	.	—	237,268
Transportation	195,300	—	—	—	195,300
Water handling	—	—	33,755	(33,755)	—
Production and ad valorem taxes	49,276	—	—	—	49,276
Marketing	—	81,361	—	—	81,361
Exploration and mine expenses	763	—	—	—	763
General and administrative (excluding equity-based compensation)	44,243	—	11,020	(11,020)	44,243
Equity-based compensation	13,018	—	6,327	(6,327)	13,018
Depletion, depreciation and amortization	167,582	—	35,196	(35,196)	167,582
Impairment of property and equipment	15,560	—	—	—	15,560
Accretion of asset retirement obligations	878	—	44	(44)	878
Contract termination, loss contingency and other operating expenses	6,012	23,763	915	(915)	29,775
Gain on sale of assets	(91)	—	(245)	245	(91)
Total operating expenses	971,734	105,124	111,130	(111,130)	1,076,858
Operating income (loss)	$378,085	(46,595)	148,345	(148,345)	331,490

Equity in earnings of unconsolidated affiliates	$17,681	—	24,456	(24,456)	17,681

	Three Months Ended March 31, 2024
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream	Affiliate	Total
Revenue and other:
Natural gas sales	$474,133	—	—	—	474,133
Natural gas liquids sales	517,862	—	—	—	517,862
Oil sales	64,717	—	—	—	64,717
Commodity derivative fair value gains	9,446	—	—	—	9,446
Gathering, compression and water handling	—	—	279,051	(279,051)	—
Marketing	—	48,520	—	—	48,520
Amortization of deferred revenue, VPP	6,738	—	—	—	6,738
Other revenue and income	855	—	—	—	855
Total revenue	1,073,751	48,520	279,051	(279,051)	1,122,271

Operating expenses:
Lease operating	29,121	—	—	—	29,121
Gathering and compression	223,530	—	26,143	(26,143)	223,530
Processing	255,795	—	—	—	255,795
Transportation	192,956	—	—	—	192,956
Water handling	—	—	27,775	(27,775)	—
Production and ad valorem taxes	58,168	—	—	—	58,168
Marketing	—	59,813	—	—	59,813
Exploration	602	—	—	—	602
General and administrative (excluding equity-based compensation)	39,785	—	11,894	(11,894)	39,785
Equity-based compensation	16,077	—	9,327	(9,327)	16,077
Depletion, depreciation and amortization	173,054	—	37,095	(37,095)	173,054
Impairment of property and equipment	5,190	—	—	—	5,190
Accretion of asset retirement obligations	776	—	44	(44)	776
Loss on sale of assets	188	—	—	—	188
Contract termination, loss contingency and other operating expenses	2,056	—	522	(522)	2,056
Total operating expenses	997,298	59,813	112,800	(112,800)	1,057,111
Operating income (loss)	$76,453	(11,293)	166,251	(166,251)	65,160

Equity in earnings of unconsolidated affiliates	$23,347	—	27,530	(27,530)	23,347

Exploration and Production Segment

The following table sets forth selected operating data of the exploration and production segment:

	Three Months Ended		Amount of
	March 31,		Increase	Percent
	2023	2024	(Decrease)	Change
Production data (1) (2):
Natural gas (Bcf)	194	202	8	4%
C2 Ethane (MBbl)	6,141	6,760	619	10%
C3+ NGLs (MBbl)	9,857	10,564	707	7%
Oil (MBbl)	831	1,035	204	25%
Combined (Bcfe)	295	312	17	6%
Daily combined production (MMcfe/d)	3,274	3,426	152	5%
Average prices before effects of derivative settlements (3):
Natural gas (per Mcf)	$3.45	2.35	(1.10)	(32)%
C2 Ethane (per Bbl) (4)	$11.73	9.32	(2.41)	(21)%
C3+ NGLs (per Bbl)	$42.95	43.05	0.10	*
Oil (per Bbl)	$62.35	62.53	0.18	*
Weighted Average Combined (per Mcfe)	$4.13	3.39	(0.74)	(18)%
Average realized prices after effects of derivative settlements (3):
Natural gas (per Mcf)	$3.38	2.36	(1.02)	(30)%
C2 Ethane (per Bbl) (4)	$11.73	9.32	(2.41)	(21)%
C3+ NGLs (per Bbl)	$42.89	43.03	0.14	*
Oil (per Bbl)	$61.90	62.39	0.49	1%
Weighted Average Combined (per Mcfe)	$4.08	3.39	(0.69)	(17)%
Average costs (per Mcfe):
Lease operating	$0.10	0.09	(0.01)	(10)%
Gathering and compression	$0.72	0.72	—	*
Processing	$0.81	0.82	0.01	1%
Transportation	$0.66	0.62	(0.04)	(6)%
Production and ad valorem taxes	$0.17	0.19	0.02	12%
Marketing expense, net	$0.08	0.04	(0.04)	(50)%
General and administrative (excluding equity-based compensation)	$0.15	0.13	(0.02)	(13)%
Depletion, depreciation, amortization and accretion	$0.57	0.56	(0.01)	(2)%

*Not meaningful

(1)	Production data excludes volumes related to the VPP.
(2)	Oil and NGLs production was converted at 6 Mcf per Bbl to calculate total Bcfe production and per Mcfe amounts. This ratio is an estimate of the equivalent energy content of the products and may not reflect their relative economic value.
(3)	Average prices reflect the before and after effects of our settled commodity derivatives. Our calculation of such after effects includes gains (losses) on settlements of commodity derivatives (but does not include proceeds from the derivative monetizations in 2023), which do not qualify for hedge accounting because we do not designate or document them as hedges for accounting purposes.
(4)	The average realized price for the three months ended March 31, 2023 and 2024 includes $6 million and $2 million, respectively, of proceeds related to a take-or-pay contract. Excluding the effect of these proceeds, the average realized price for ethane before and after the effects of derivatives for the three months ended March 31, 2023 and 2024 would have been $10.76 per Bbl and $9.07 per Bbl, respectively.

Natural gas sales. Revenues from sales of natural gas decreased from $668 million for the three months ended March 31, 2023 to $474 million for the three months ended March 31, 2024, a decrease of $194 million, or 29%. Lower commodity prices (excluding the effects of derivative settlements) during the three months ended March 31, 2024 accounted for an approximate $222 million decrease in year-over-year natural gas sales revenue (calculated as the change in the year-to-year average price times current year production volumes). Higher natural gas production volumes accounted for an approximate $28 million increase in year-over-year natural gas sales revenue (calculated as the change in year-to-year volumes times the prior year average price).

NGLs sales. Revenues from sales of NGLs increased from $495 million for the three months ended March 31, 2023 to $518 million for the three months ended March 31, 2024, an increase of $23 million, or 5%. Higher NGLs production volumes accounted for an approximate $38 million increase in year-over-year NGLs revenues (calculated as the change in year-to-year volumes times the prior year average price). Lower commodity prices (excluding the effects of derivative settlements) during the three months ended March 31, 2024 accounted for an approximate $15 million decrease in year-over-year revenues (calculated as the change in the year-to-year average price times current year production volumes).

Oil sales. Revenues from sales of oil increased from $52 million for the three months ended March 31, 2023 to $65 million for the three months ended March 31, 2024, an increase of $13 million, or 25%. Higher oil production volumes during the three months ended March 31, 2024 accounted for an approximate $13 million increase in year-over-year oil revenues (calculated as the change in year-to-year volumes times the prior year average price).

Commodity derivative fair value gains. Our commodity derivatives included fixed price swap contracts, basis swap contracts, call options and embedded put options. Because we do not designate these derivatives as accounting hedges, they do not receive hedge accounting treatment. Consequently, all mark-to-market gains or losses, as well as cash receipts or payments on settled derivative instruments, are recognized in our statements of operations and comprehensive income. For the three months ended March 31, 2023 and 2024, our commodity hedges resulted in derivative fair value gains of $126 million and $9 million, respectively. For the three months ended March 31, 2023, commodity derivative fair value gains included $14 million of net cash payments for settled commodity derivative losses and a $202 million cash payment for the early settlement of our swaption. For the three months ended March 31, 2024, commodity derivative fair value gains included $1 million of net cash proceeds on settled commodity derivatives gains.

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

Amortization of deferred revenue, VPP. Amortization of deferred revenues associated with the VPP decreased from $8 million for the three months ended March 31, 2023 to $7 million for the three months ended March 31, 2024, a decrease of $1 million, or 11%, primarily due to lower production volumes attributable to the VPP properties between periods. Amortization of the deferred revenues associated with the VPP are recognized as the production volumes are delivered at $1.61 per MMBtu over the contractual term.

Lease operating expense. Lease operating expense remained consistent between periods at $29 million for both the three months ended March 31, 2023 and 2024. On a per unit basis, lease operating expense decreased from $0.10 per Mcfe for the three months ended March 31, 2023 to $0.09 per Mcfe for the three months ended March 31, 2024, primarily due to higher production volumes between periods.

Gathering, compression, processing and transportation expense. Gathering, compression, processing and transportation expense increased from $645 million for the three months ended March 31, 2023 to $672 million for the three months ended March 31, 2024, an increase of $27 million, or 4%. This fluctuation primarily resulted from higher production volumes between periods and the following:

●	Gathering and compression costs on a per unit basis remained relatively consistent at $0.72 per Mcfe for both the three months ended March 31, 2023 and 2024.
●	Processing costs increased from $0.81 per Mcfe for the three months ended March 31, 2023 to $0.82 per Mcfe for the three months ended March 31, 2024, primarily due to increased costs for NGLs processing, which includes an annual CPI-based adjustment during the first quarter of 2024 and higher NGLs transportation fees.
●	Transportation costs decreased from $0.66 per Mcfe for the three months ended March 31, 2023 to $0.62 per Mcfe for the three months ended March 31, 2024 primarily due to lower demand fees and fuel costs as a result of lower commodity prices between periods.

Production and ad valorem tax expense.  Production and ad valorem taxes increased from $49 million for the three months ended March 31, 2023 to $58 million for the three months ended March 31, 2024, an increase of $9 million, or 18%, primarily due to higher ad valorem taxes and production volumes between periods, partially offset by lower natural gas prices during the three months ended March 31, 2024. Production and ad valorem taxes as a percentage of natural gas revenues increased from 7.4% for the three months ended March 31, 2023 to 12.3% for the three months ended March 31, 2024, primarily as a result of higher ad valorem taxes, which 2024 ad valorem taxes are based on commodity prices during 2022.

General and administrative expense. General and administrative expense (excluding equity-based compensation expense) decreased from $44 million for the three months ended March 31, 2023 to $40 million for the three months ended March 31, 2024, a decrease of $4 million, or 10%, primarily due to lower professional service fees between periods. General and administrative expense on a per unit basis (excluding equity-based compensation) decreased from $0.15 per Mcfe for the three months ended March 31, 2023 to $0.13 per Mcfe for the three months ended March 31, 2024 as a result of higher production volumes and lower overall costs between periods.

Equity-based compensation expense. Noncash equity-based compensation expense increased from $13 million for the three months ended March 31, 2023 to $16 million for the three months ended March 31, 2024, an increase of $3 million, or 23%. This increase was primarily due to annual equity awards granted in March 2023 that were outstanding for the entire first quarter of 2024 and annual equity awards granted during March 2024, partially offset by prior year awards that were fully vested during the year ended December 31, 2023. See Note 9—Equity-Based Compensation to the unaudited condensed consolidated financial statements for more information.

Depletion, depreciation, and amortization expense (“DD&A expense”). DD&A expense increased from $168 million for the three months ended March 31, 2023 to $173 million for the three months ended March 31, 2024, an increase of $5 million, or 3%, primarily due to higher production volumes between periods. On a per unit basis, DD&A expense remained relatively consistent at $0.57 and $0.56 per Mcfe for the three months ended March 31, 2023 and 2024, respectively.

Impairment of property and equipment. Impairment of oil and gas properties decreased from $16 million for the three months ended March 31, 2023 to $5 million for the three months ended March 31, 2024, a decrease of $11 million, or 67%, primarily due to lower impairments of expiring leases between periods. During both periods, we recognized impairments primarily related to expiring leases as well as design and initial costs related to pads we no longer plan to utilize.

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

Net marketing expense decreased from $23 million, or $0.08 per Mcfe, for the three months ended March 31, 2023 to $11 million, or $0.04 per Mcfe, for the three months ended March 31, 2024, primarily due to lower firm transportation commitments.

Marketing revenue. Marketing revenue decreased from $59 million for the three months ended March 31, 2023 to $49 million for the three months ended March 31, 2024, a decrease of $10 million, or 17%. This fluctuation primarily resulted from the following:

●	Natural gas marketing revenue decreased by $30 million between periods primarily due to lower natural gas prices and marketing volumes. Lower natural gas marketing volumes accounted for a $24 million decrease in year-over-year marketing revenues (calculated as the change in year-to-year volumes times the prior year average price), and lower natural gas prices accounted for a $6 million decrease in year-over-year marketing revenues (calculated as the change in the year-to-year average price times current year marketing volumes).
●	Oil marketing revenue increased by $16 million between periods primarily due to higher oil marketing volumes and prices. Higher oil marketing volumes accounted for an $8 million increase in year-over-year marketing revenues (calculated as the change in year-to-year volumes times the prior year average price), and higher oil prices accounted for an $8 million increase in year-over-year marketing revenues (calculated as the change in the year-to-year average price times current year marketing volumes).
●	NGLs marketing revenues were $3 million for the three months ended March 31, 2024. There were no NGLs marketing revenues for the three months ended March 31, 2023.

Marketing expense. Marketing expense decreased from $81 million for the three months ended March 31, 2023 to $60 million for the three months ended March 31, 2024, a decrease of $21 million, or 26%. Marketing expense includes the cost of third-party purchased natural gas, NGLs and oil as well as firm transportation costs, including costs related to current excess firm capacity. The cost of third-party natural gas, oil and NGLs purchases decreased $9 million between periods, primarily due to lower natural gas prices and marketing volumes between periods, partially offset by higher oil and NGLs marketing volumes and prices between periods. Firm transportation costs were $29 million for the three months ended March 31, 2023 and $17 million for the three months ended March 31, 2024, a decrease of $12 million due to the reduction in firm transportation commitments between periods.

Contract termination, loss contingency and other operating expenses. Contract termination, loss contingency and other operating expenses attributable to our marketing segment for the three months ended March 31, 2023 is due to a $24 million payment for the early termination of our firm transportation commitment of 200,000 MMBtu per day on the Equitrans pipeline. Our marketing segment did not incur any contract termination loss contingency and other operating expenses for the three months ended March 31, 2024.

Antero Midstream Segment

Antero Midstream revenue.  Revenue from the Antero Midstream segment increased from $259 million for the three months ended March 31, 2023 to $279 million for the three months ended March 31, 2024, an increase of $20 million. This increase is primarily due to higher gathering and processing revenues of $28 million as a result of the expiration of the growth incentive fee rebate program on December 31, 2023 and increased throughput between periods, partially offset by lower water handling revenues of $8 million primarily due to decreased water trucking volumes and fewer wells serviced by fresh water deliveries between periods.

Antero Midstream operating expense. Total operating expense related to the Antero Midstream segment remained relatively consistent at $111 million and $113 million for the three months ended March 31, 2023 and 2024, respectively.

Discussion of Items Not Allocated to Segments

Interest expense. Interest expense increased from $26 million for the three months ended March 31, 2023 to $30 million for the three months ended March 31, 2024, an increase of $4 million, or 17%, primarily due to higher average Credit Facility borrowings between periods and higher benchmark interest rates during the three months ended March 31, 2024, partially offset by the conversion or inducement of $39 million aggregate principal amount of our 2026 Convertible Notes between periods.

Income tax expense. Income tax expense decreased from $62 million for the three months ended March 31, 2023 to $10 million for the three months ended March 31, 2024, a decrease of $52 million, or 84%, primarily due to lower income before taxes of $265 million between periods. Our effective tax rate remained relatively consist for the three months ended March 31, 2023 and 2024 at 19% and 17%, respectively.

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

Based on strip prices as of March 31, 2024, we believe that net cash provided by operating activities and available borrowings under the Credit Facility will be sufficient to meet our cash requirements, including normal operating needs, debt service obligations, capital expenditures and commitments and contingencies for at least the next 12 months.

Cash Flows

The following table summarizes our cash flows (in thousands):

	Three Months Ended March 31,
	2023	2024
Net cash provided by operating activities	$343,902	261,610
Net cash used in investing activities	(350,804)	(226,810)
Net cash provided by (used in) financing activities	6,902	(34,800)
Net increase in cash and cash equivalents	$—	—

Operating activities. Net cash provided by operating activities was $344 million and $262 million for the three months ended March 31, 2023 and 2024, respectively. Net cash provided by operating activities decreased between periods primarily due to lower natural gas prices, changes in working capital and higher gathering, compression, processing and transportation expenses, partially offset by a $202 million payment for early settlement of our swaption agreement in the three months ended March 31, 2023, higher production volumes and lower net marketing expense between periods.

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

Investing activities. Net cash used in investing activities decreased from $351 million for the three months ended March 31, 2023 to $227 million for the three months ended March 31, 2024, primarily due to a decrease in drilling activity, drilling rig count, completions stages and leasing activity between periods.

Financing activities. Net cash provided by financing activities was $7 million for the three months ended March 31, 2023. Net cash used in financing activities was $35 million for the three months ended March 31, 2024. This change between periods is primarily due to lower net borrowings on our Credit Facility of $147 million between periods, partially offset by decreased share repurchases of $75 million and decreased distributions to the noncontrolling interests in Martica of $28 million between periods.

2024 Capital Budget and Capital Spending

On February 14, 2024, we announced a net capital budget for 2024 of $725 million to $800 million. Our budget includes: a range of $650 million to $700 million for drilling and completion and $75 million to $100 million for leasehold expenditures. We do not budget for acquisitions. During 2024, we plan to complete 45 to 50 net horizontal wells in the Appalachian Basin. We periodically review our capital expenditures and adjust our budget and its allocation based on liquidity, drilling results, leasehold acquisition opportunities and commodity prices.

For the three months ended March 31, 2023, our total consolidated capital expenditures were $342 million, including drilling and completion costs of $267 million, leasehold acquisitions of $72 million and other capital expenditures of $3 million. For the three months ended March 31, 2024, our total consolidated capital expenditures were $219 million, including drilling and completion costs of $187 million, leasehold acquisitions of $26 million and other capital expenditures of $6 million.

Debt Agreements

See Note 7—Long Term Debt to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2023 Form 10-K for information on our senior notes.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in Note 2—Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements. The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent liabilities. Accounting estimates and assumptions are considered to be critical if there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the reported amounts in our unaudited condensed consolidated financial statements that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our unaudited condensed consolidated financial statements. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2023 Form 10-K for information on our critical accounting estimates.

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

Based on future prices as of March 31, 2024, the estimated undiscounted future net cash flows exceeded the carrying amount and no further evaluation was required. We have not recorded any impairment expenses associated with our proved properties during the three months ended March 31, 2023 and 2024.

We believe that the estimates and assumptions related to our undiscounted future net cash flows and the fair value of our proved properties are critical because different natural gas, NGLs and oil pricing, cost assumptions or discount rates, as applicable, may affect the recognition, timing and amount of an impairment and, if changed, could have a material effect on the Company's financial position and results of operations.

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

We may enter into financial derivative instruments for a portion of our natural gas, NGLs and oil production when circumstances warrant and management believes that favorable future prices can be secured in order to mitigate some of the potential negative impact on our cash flows caused by changes in commodity prices. Due to our improved liquidity and leverage position as compared to historical levels, the percentage of our expected production that we hedge has decreased. For the three months ended March 31, 2023 and 2024, 2% and 1%, respectively, of our production was hedged through fixed price commodity swaps. Our financial hedging activities may include commodity fixed price swaps, basis swaps, collars or other similar instruments related to the price risk associated with our production. These contracts are financial instruments and do not require or allow for physical delivery of the hedged commodity. As of March 31, 2024, our commodity derivatives included fixed swaps, basis differential swaps, call options and embedded put options at index-based pricing for a portion of our production. See Note 11—Derivative Instruments to our unaudited condensed consolidated financial statements for more information.

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

Under the Credit Facility, we are permitted to hedge up to 75% of our projected production for the next 60 months. We may enter into hedge contracts with a term greater than 60 months, and for no longer than 72 months, for up to 65% of our estimated production. Based on our production and our derivative instruments that settled during the three months ended March 31, 2024, our revenues would have decreased by $38 million for each $0.10 decrease per MMBtu in natural gas prices and $1.00 decrease per Bbl in oil and NGLs prices, excluding the effects of changes in the fair value of our derivative positions which remain open as of March 31, 2024.

All derivative instruments, other than those that meet the normal purchase and normal sale scope exception or other derivative scope exceptions, are recorded at fair market value in accordance with GAAP and are included in our consolidated balance sheets as assets or liabilities. The fair values of our derivative instruments are adjusted for non-performance risk. Because we do not designate these derivatives as accounting hedges, they do not receive hedge accounting treatment; therefore, all mark to market gains or losses, as well as cash receipts or payments on settled derivative instruments, are recognized in our statements of operations and comprehensive income. We present total gains or losses on commodity derivatives (for both settled derivatives and derivative positions which remain open) within operating revenues as “Commodity derivative fair value gains.”

Mark-to-market adjustments of derivative instruments cause earnings volatility but have no cash flow impact relative to changes in market prices until the derivative contracts are settled or monetized prior to settlement. We expect continued volatility in the fair value of our derivative instruments. Our cash flows are impacted when the associated derivative contracts are settled or monetized by making or receiving payments to or from the counterparty. As of December 31, 2023 and March 31, 2024, the estimated fair value of our commodity derivative instruments was a net liability $37 million and $29 million, respectively, comprised of current and noncurrent assets and liabilities.

Counterparty and Customer Credit Risk

Our principal exposures to credit risk are through receivables resulting from the following: the sale of our natural gas, NGLs and oil production ($326 million as of March 31, 2024), which we market to energy companies, end users and refineries, and commodity derivative contracts ($11 million as of March 31, 2024).

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

In addition, we are exposed to the credit risk of our counterparties for our derivative instruments. Credit risk is the potential failure of a counterparty to perform under the terms of a derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions that management deems to be competent and competitive market makers. The creditworthiness of our counterparties is subject to periodic review. We have commodity hedges in place with four different counterparties, three of which are lenders under the Credit Facility. As of March 31, 2024, we did not have any derivative assets with bank counterparties under our Credit Facility. The estimated fair value of our commodity derivative assets has been risk-adjusted using a discount rate based upon the counterparties’ respective published credit default swap rates (if available, or if not available, a discount rate based on the applicable Reuters bond rating) as of March 31, 2024. We believe that all of the counterparties to our derivative instruments are acceptable credit risks as of March 31, 2024. Other than as provided by the Credit Facility, we are not required to provide credit support or collateral to any of our counterparties under our derivative contracts, nor are they required to provide credit support to us. As of March 31, 2024, we did not have any past-due receivables from, or payables to, any of the counterparties to our derivative contracts.

Interest Rate Risks

Our primary exposure to interest rate risk results from outstanding borrowings under the Credit Facility, which has a floating interest rate. The average annualized interest rate incurred on the Credit Facility for borrowings during the three months ended March 31, 2024 was 7.8%. We estimate that a 1.0% increase in the applicable average interest rates for the three months ended March 31, 2024 would have resulted in an estimated $1.0 million increase in interest expense.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2024 at a level of reasonable assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this item is included in Note 14—Contingencies to our unaudited condensed consolidated financial statements and is incorporated herein.

Item 1A. Risk Factors

We are subject to certain risks and hazards due to the nature of the business activities we conduct. For a discussion of these risks, see “Item 1A.  Risk Factors” in the 2023 Form 10-K. There have been no material changes to the risks described in such report. We may experience additional risks and uncertainties not currently known to us. Furthermore, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect us.

Item 2. Unregistered Sales of Equity Securities

Issuer Purchases of Equity Securities

The following table sets forth our share purchase activity for each period presented:

			Total Number	Approximate
			of Shares	Dollar Value
			Repurchased	of Shares
			as Part of	that May
	Total Number		Publicly	Yet be Purchased
	of Shares	Average Price	Announced	Under the Plan
Period	Purchased (1)	Paid Per Share	Plans	($ in thousands)
January 1, 2024 - January 31, 2024	4,099	$23.45	—	$1,050,901
February 1, 2024 - February 29, 2024	159,767	25.46	—	1,050,901
March 1, 2024 - March 31, 2024	183,560	26.48	—	1,050,901
Total	347,426	$25.98	—
(1)	The total number of shares purchased includes shares of our common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of equity awards held by our employees.

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
101*

The following financial information from this Quarterly Report on Form 10-Q of Antero Resources Corporation for the quarter ended March 31, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

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

ANTERO RESOURCES CORPORATION

By:	/s/ MICHAEL N. KENNEDY
Michael N. Kennedy
Chief Financial Officer and Senior Vice President – Finance

Date:	April 24, 2024