Form 10-Q
period 2024-06-30
ANTERO RESOURCES Corp
filed 2024-07-31
CIK 1433270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Number of shares of the registrant’s common stock outstanding as of July 26, 2024 (in thousands): 311,007

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

PART I—FINANCIAL INFORMATION

ANTERO RESOURCES CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

		(Unaudited)
	December 31,	June 30,
	2023	2024
Assets
Current assets:
Accounts receivable	$42,619	23,552
Accrued revenue	400,805	362,451
Derivative instruments	5,175	2,440
Prepaid expenses	12,901	9,789
Other current assets	14,192	10,758
Total current assets	475,692	408,990
Property and equipment:
Oil and gas properties, at cost (successful efforts method):
Unproved properties	974,642	963,023
Proved properties	13,908,804	14,179,028
Gathering systems and facilities	5,802	5,802
Other property and equipment	98,668	106,684
	14,987,916	15,254,537
Less accumulated depletion, depreciation and amortization	(5,063,274)	(5,296,438)
Property and equipment, net	9,924,642	9,958,099
Operating leases right-of-use assets	2,965,880	2,797,447
Derivative instruments	5,570	3,176
Investment in unconsolidated affiliate	222,255	223,552
Other assets	25,375	24,579
Total assets	$13,619,414	13,415,843
Liabilities and Equity
Current liabilities:
Accounts payable	$38,993	38,229
Accounts payable, related parties	86,284	97,455
Accrued liabilities	381,340	365,347
Revenue distributions payable	361,782	329,375
Derivative instruments	15,236	22,756
Short-term lease liabilities	540,060	525,636
Deferred revenue, VPP	27,101	26,153
Other current liabilities	1,295	1,061
Total current liabilities	1,452,091	1,406,012
Long-term liabilities:
Long-term debt	1,537,596	1,591,208
Deferred income tax liability, net	834,268	830,826
Derivative instruments	32,764	23,516
Long-term lease liabilities	2,428,450	2,268,031
Deferred revenue, VPP	60,712	48,184
Other liabilities	59,431	56,107
Total liabilities	6,405,312	6,223,884
Commitments and contingencies
Equity:
Stockholders' equity:
Preferred stock, $0.01 par value; authorized - 50,000 shares; none issued	—	—
Common stock, $0.01 par value; authorized - 1,000,000 shares; 303,544 and 310,988 shares issued and outstanding as of December 31, 2023 and June 30, 2024, respectively	3,035	3,110
Additional paid-in capital	5,846,541	5,879,390
Retained earnings	1,131,828	1,102,510
Total stockholders' equity	6,981,404	6,985,010
Noncontrolling interests	232,698	206,949
Total equity	7,214,102	7,191,959
Total liabilities and equity	$13,619,414	13,415,843

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,
	2023	2024
Revenue and other:
Natural gas sales	$437,130	374,568
Natural gas liquids sales	397,733	489,191
Oil sales	57,962	63,458
Commodity derivative fair value gains (losses)	8,284	(5,585)
Marketing	43,793	49,418
Amortization of deferred revenue, VPP	7,618	6,739
Other revenue and income	785	865
Total revenue	953,305	978,654
Operating expenses:
Lease operating	28,748	29,759
Gathering, compression, processing and transportation	663,975	663,442
Production and ad valorem taxes	36,158	41,933
Marketing	66,175	70,807
Exploration	743	643
General and administrative (including equity-based compensation expense of $13,512 and $17,151 in 2023 and 2024, respectively)	53,901	59,428
Depletion, depreciation and amortization	171,406	170,536
Impairment of property and equipment	15,710	313
Accretion of asset retirement obligations	1,204	780
Contract termination and loss contingency	4,441	3,009
Gain on sale of assets	(220)	(18)
Other operating expense	—	11
Total operating expenses	1,042,241	1,040,643
Operating loss	(88,936)	(61,989)
Other income (expense):
Interest expense, net	(27,928)	(32,681)
Equity in earnings of unconsolidated affiliate	19,098	20,881
Total other expense	(8,830)	(11,800)
Loss before income taxes	(97,766)	(73,789)
Income tax benefit	29,833	13,334
Net loss and comprehensive loss including noncontrolling interests	(67,933)	(60,455)
Less: net income and comprehensive income attributable to noncontrolling interests	15,151	5,208
Net loss and comprehensive loss attributable to Antero Resources Corporation	$(83,084)	(65,663)

Loss per common share—basic	$(0.28)	(0.21)
Loss per common share—diluted	$(0.28)	(0.21)

Weighted average number of common shares outstanding:
Basic	300,141	310,806
Diluted	300,141	310,806

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(In thousands, except per share amounts)

	Six Months Ended June 30,
	2023	2024
Revenue and other:
Natural gas sales	$1,105,445	848,701
Natural gas liquids sales	893,168	1,007,053
Oil sales	109,773	128,175
Commodity derivative fair value gains	134,476	3,861
Marketing	102,322	97,938
Amortization of deferred revenue, VPP	15,151	13,477
Other revenue and income	1,318	1,720
Total revenue	2,361,653	2,100,925
Operating expenses:
Lease operating	58,069	58,880
Gathering, compression, processing and transportation	1,309,147	1,335,723
Production and ad valorem taxes	85,434	100,101
Marketing	147,536	130,620
Exploration and mine expenses	1,506	1,245
General and administrative (including equity-based compensation expense of $26,530 and $33,228 in 2023 and 2024, respectively)	111,162	115,290
Depletion, depreciation and amortization	338,988	343,590
Impairment of property and equipment	31,270	5,503
Accretion of asset retirement obligations	2,082	1,556
Contract termination and loss contingency	33,991	5,048
Loss (gain) on sale of assets	(311)	170
Other operating expense	225	28
Total operating expenses	2,119,099	2,097,754
Operating income	242,554	3,171
Other income (expense):
Interest expense, net	(53,628)	(62,868)
Equity in earnings of unconsolidated affiliate	36,779	44,228
Loss on convertible note inducement	(86)	—
Total other expense	(16,935)	(18,640)
Income (loss) before income taxes	225,619	(15,469)
Income tax benefit (expense)	(32,350)	3,301
Net income (loss) and comprehensive income (loss) including noncontrolling interests	193,269	(12,168)
Less: net income and comprehensive income attributable to noncontrolling interests	62,922	17,150
Net income (loss) and comprehensive income (loss) attributable to Antero Resources Corporation	$130,347	(29,318)

Net income (loss) per common share—basic	$0.44	(0.10)
Net income (loss) per common share—diluted	$0.42	(0.10)

Weighted average number of common shares outstanding:
Basic	298,461	307,875
Diluted	311,488	307,875

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands)

			Additional
	Common Stock		Paid-in	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Interests	Equity
Balances, December 31, 2022	297,393	$2,974	5,838,848	913,896	(34)	$(1,160)	262,596	7,017,154
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	514	5	(11,464)	—	—	—	—	(11,459)
Conversion of 2026 Convertible Notes	4,030	40	17,132	—	—	—	—	17,172
Repurchases and retirements of common stock	(2,616)	(26)	(51,503)	(24,987)	34	1,160	—	(75,356)
Equity-based compensation	—	—	13,018	—	—	—	—	13,018
Distributions to noncontrolling interests	—	—	—	—	—	—	(51,339)	(51,339)
Net income and comprehensive income	—	—	—	213,431	—	—	47,771	261,202
Balances, March 31, 2023	299,321	2,993	5,806,031	1,102,340	—	—	259,028	7,170,392
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	1,038	11	(15,909)	—	—	—	—	(15,898)
Equity-based compensation	—	—	13,512	—	—	—	—	13,512
Distributions to noncontrolling interests	—	—	—	—	—	—	(31,745)	(31,745)
Net income (loss) and comprehensive income (loss)	—	—	—	(83,084)	—	—	15,151	(67,933)
Balances, June 30, 2023	300,359	$3,004	5,803,634	1,019,256	—	$—	242,434	7,068,328

Balances, December 31, 2023	303,544	$3,035	5,846,541	1,131,828	—	$—	232,698	7,214,102
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	552	6	(9,030)	—	—	—	—	(9,024)
Conversion of 2026 Convertible Notes	6,074	61	25,990	—	—	—	—	26,051
Equity-based compensation	—	—	16,077	—	—	—	—	16,077
Distributions to noncontrolling interests	—	—	—	—	—	—	(23,617)	(23,617)
Net income and comprehensive income	—	—	—	36,345	—	—	11,942	48,287
Balances, March 31, 2024	310,170	3,102	5,879,578	1,168,173	—	—	221,023	7,271,876
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	818	8	(17,339)	—	—	—	—	(17,331)
Equity-based compensation	—	—	17,151	—	—	—	—	17,151
Distributions to noncontrolling interests	—	—	—	—	—	—	(19,282)	(19,282)
Net income (loss) and comprehensive income (loss)	—	—	—	(65,663)	—	—	5,208	(60,455)
Balances, June 30, 2024	310,988	$3,110	5,879,390	1,102,510	—	$—	206,949	7,191,959

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2023	2024
Cash flows provided by (used in) operating activities:
Net income (loss) including noncontrolling interests	$193,269	(12,168)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, amortization and accretion	341,070	345,146
Impairments	31,270	5,503
Commodity derivative fair value gains	(134,476)	(3,861)
Gains (losses) on settled commodity derivatives	(10,787)	7,262
Payments for derivative monetizations	(202,339)	—
Deferred income tax expense (benefit)	32,288	(3,442)
Equity-based compensation expense	26,530	33,228
Equity in earnings of unconsolidated affiliate	(36,779)	(44,228)
Dividends of earnings from unconsolidated affiliate	62,569	62,569
Amortization of deferred revenue	(15,151)	(13,477)
Amortization of debt issuance costs and other	1,732	1,328
Settlement of asset retirement obligations	(633)	(1,680)
Contract termination and loss contingency	—	3,006
Loss (gain) on sale of assets	(311)	170
Loss on convertible note inducement	86	—
Changes in current assets and liabilities:
Accounts receivable	(1,399)	19,067
Accrued revenue	384,245	38,354
Prepaid expenses and other current assets	21,294	6,547
Accounts payable including related parties	12,701	6,616
Accrued liabilities	(102,668)	(14,830)
Revenue distributions payable	(108,723)	(32,406)
Other current liabilities	5,377	2,405
Net cash provided by operating activities	499,165	405,109
Cash flows provided by (used in) investing activities:
Additions to unproved properties	(110,447)	(43,571)
Drilling and completion costs	(517,591)	(362,228)
Additions to other property and equipment	(9,058)	(9,035)
Proceeds from asset sales	311	418
Change in other assets	(1,255)	291
Net cash used in investing activities	(638,040)	(414,125)
Cash flows provided by (used in) financing activities:
Repurchases of common stock	(75,356)	—
Borrowings on Credit Facility	2,533,300	1,950,000
Repayments on Credit Facility	(2,208,200)	(1,871,200)
Convertible note inducement	(86)	—
Distributions to noncontrolling interests in Martica Holdings LLC	(83,084)	(42,899)
Employee tax withholding for settlement of equity-based compensation awards	(27,357)	(26,355)
Other	(342)	(530)
Net cash provided by financing activities	138,875	9,016
Net increase in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	—

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$51,927	63,512
Decrease in accounts payable and accrued liabilities for additions to property and equipment	$(8,353)	(2,967)

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

These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, and, accordingly, do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of December 31, 2023 and June 30, 2024, results of operations for the three and six months ended June 30, 2023 and 2024 and cash flows for the six months ended June 30, 2023 and 2024. The Company has no items of other comprehensive income or loss; therefore, its net income or loss is equal to its comprehensive income or loss. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the full year because of the impact of fluctuations in prices received for natural gas, NGLs and oil, natural production declines, the uncertainty of exploration and development drilling results, fluctuations in the fair value of derivative instruments and other factors.

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

The Company considers all liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these instruments. From time to time, the Company may be in the position of a “book overdraft” in which outstanding checks exceed cash and cash equivalents. The Company classifies book overdrafts in accounts payable and revenue distributions payable within its condensed consolidated balance sheets, and classifies the change in accounts payable associated with book overdrafts as an operating activity within its unaudited condensed consolidated statements of cash flows. As of December 31, 2023, the book overdrafts included within accounts payable and revenue distributions payable were $11 million and $19 million, respectively. As of June 30, 2024, the book overdrafts included within accounts payable and revenue distributions payable were $5 million and $16 million, respectively.

(d)	Net Income (Loss) Per Common Share

Net income (loss) per common share—basic for each period is computed by dividing net income (loss) attributable to Antero by the basic weighted average number of common shares outstanding during the period. Net income (loss) per common share—diluted for each period is computed after giving consideration to the potential dilution from (i) outstanding equity-based awards using the treasury stock method and (ii) shares of common stock issuable upon conversion of the 2026 Convertible Notes (as defined below in Note 7—Long-Term Debt) using the if-converted method. The Company includes restricted stock unit (“RSU”) awards, performance share unit (“PSU”) awards and stock options in the calculation of diluted

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

weighted average common shares outstanding based on the number of common shares that would be issuable if the end of the period was also the end of the performance period required for the vesting of the awards. During periods in which the Company incurs a net loss, diluted weighted average common shares outstanding are equal to basic weighted average common shares outstanding because the effects of all equity-based awards and the 2026 Convertible Notes are anti-dilutive.

The following is a reconciliation of the Company’s income (loss) attributable to common stockholders for basic and diluted net income (loss) per common share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Net income (loss) attributable to Antero Resources Corporation—common shareholders	$(83,084)	(65,663)	130,347	(29,318)
Add: Interest expense for 2026 Convertible Notes	—	—	1,085	—
Less: Tax-effect of interest expense for 2026 Convertible Notes	—	—	(233)	—
Net income (loss) attributable to Antero Resources Corporation—common shareholders and assumed conversions	$(83,084)	(65,663)	131,199	(29,318)

Net income (loss) per common share—basic	$(0.28)	(0.21)	0.44	(0.10)
Net income (loss) per common share—diluted	$(0.28)	(0.21)	0.42	(0.10)

Weighted average common shares outstanding—basic	300,141	310,806	298,461	307,875
Weighted average common shares outstanding—diluted	300,141	310,806	311,488	307,875

The following is a reconciliation of the Company’s basic weighted average common shares outstanding to diluted weighted average common shares outstanding during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Basic weighted average number of common shares outstanding	300,141	310,806	298,461	307,875
Add: Dilutive effect of RSUs	—	—	1,593	—
Add: Dilutive effect of PSUs	—	—	967	—
Add: Dilutive effect of 2026 Convertible Notes	—	—	10,467	—
Diluted weighted average number of common shares outstanding	300,141	310,806	311,488	307,875

Weighted average number of outstanding securities excluded from calculation of diluted net income (loss) per common share (1):
RSUs	4,070	3,537	2,260	3,654
PSUs	1,791	2,010	377	2,032
Stock options	324	259	324	259
2026 Convertible Notes	9,076	—	—	2,432
(1)	The potential dilutive effects of these securities were excluded from the computation of net income (loss) per common share—diluted because the inclusion of these securities would have been anti-dilutive.
(e)	Recently Issued Accounting Standards

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

The Company has accounted for the drilling partnership as a conveyance under FASB Accounting Standards Codification (“ASC”) Topic 932, Extractive Activities—Oil and Gas, and such conveyances are recorded in the unaudited condensed consolidated financial statements as QL obtains its proportionate working interest in each well. No gain or loss was recognized for the interests conveyed during the three and six months ended June 30, 2023 and 2024.

(4) Revenue

(a)	Disaggregation of Revenue

The table set forth below presents revenue disaggregated by type and reportable segment to which it relates (in thousands). See Note 16—Reportable Segments to the unaudited condensed consolidated financial statements for more information on reportable segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024	Reportable Segment
Revenues from contracts with customers:
Natural gas sales	$437,130	374,568	1,105,445	848,701	Exploration and production
Natural gas liquids sales (ethane)	50,163	65,764	122,213	128,794	Exploration and production
Natural gas liquids sales (C3+ NGLs)	347,570	423,427	770,955	878,259	Exploration and production
Oil sales	57,962	63,458	109,773	128,175	Exploration and production
Marketing	43,793	49,418	102,322	97,938	Marketing
Other revenue	365	273	540	546	Exploration and production
Total revenue from contracts with customers	936,983	976,908	2,211,248	2,082,413
Income from derivatives, deferred revenue and other sources, net	16,322	1,746	150,405	18,512
Total revenue	$953,305	978,654	2,361,653	2,100,925

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

Under the Company’s sales contracts, the Company invoices customers after its performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company’s contracts do not give rise to contract assets or liabilities. As of December 31, 2023 and June 30, 2024, the Company’s receivables from contracts with customers were $401 million and $362 million, respectively.

(5) Equity Method Investment

As of June 30, 2024, Antero owned 28.9% of Antero Midstream’s common stock, which is reflected in Antero’s unaudited condensed consolidated financial statements using the equity method of accounting.

The following table sets forth a reconciliation of Antero’s investment in unconsolidated affiliate (in thousands):

Balance as of December 31, 2023 (1)	$222,255
Equity in earnings of unconsolidated affiliate	44,228
Dividends from unconsolidated affiliate	(62,569)
Elimination of intercompany profit	19,638
Balance as of June 30, 2024 (1)	$223,552
(1)	The fair value of the Company’s investment in Antero Midstream as of December 31, 2023 and June 30, 2024 was $1.7 billion and $2.0 billion, respectively, based on the quoted market share price of Antero Midstream.

(6) Accrued Liabilities

Accrued liabilities consisted of the following items (in thousands):

		(Unaudited)
	December 31,	June 30,
	2023	2024
Capital expenditures	$38,848	30,878
Gathering, compression, processing and transportation expenses	160,758	154,452
Marketing expenses	36,428	25,931
Interest expense, net	33,066	31,191
Production and ad valorem taxes	51,516	72,763
General and administrative expense	35,641	24,570
Derivative settlements payable	1,037	71
Other	24,046	25,491
Total accrued liabilities	$381,340	365,347

(7) Long-Term Debt

Long-term debt consisted of the following items (in thousands):

		(Unaudited)
	December 31,	June 30,
	2023	2024
Credit Facility (a)	$417,200	496,000
8.375% senior notes due 2026 (b)	96,870	96,870
7.625% senior notes due 2029 (c)	407,115	407,115
5.375% senior notes due 2030 (d)	600,000	600,000
4.25% convertible senior notes due 2026 (e)	26,386	—
Total principal	1,547,571	1,599,985
Unamortized debt issuance costs	(9,975)	(8,777)
Long-term debt	$1,537,596	1,591,208

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(a)	Senior Revolving Credit Facility

On July 30, 2024, Antero Resources entered into an amendment and restatement of its senior revolving credit facility with a consortium of bank lenders. References to the (i) “Prior Credit Facility” refer to the credit facility in effect for periods prior to July 30, 2024, (ii) “New Credit Facility” refer to the credit facility in effect on or after July 30, 2024 and (iii) “Credit Facility” refer to the Prior Credit Facility and New Credit Facility, collectively.

Borrowings under the Prior Credit Facility were secured by substantially all of the assets of Antero Resources and certain of its subsidiaries, were subject to borrowing base limitations based on the collateral value of Antero Resources’ assets and were subject to regular semi-annual redeterminations. As of December 31, 2023 and June 30, 2024, the Prior Credit Facility had a borrowing base of $3.5 billion with lender commitments of $1.6 billion. The borrowing base was re-affirmed in the semi-annual redetermination in April 2024. The maturity date of the Prior Credit Facility was the earlier of (i) October 26, 2026 and (ii) the date that is 180 days prior to the earliest stated redemption date of any series of Antero Resources’ then outstanding senior notes. As of June 30, 2024, the Prior Credit Facility had an available borrowing capacity of $994 million.

The Prior Credit Facility contained requirements with respect to leverage and current ratios, and certain covenants, including restrictions on our ability to incur debt and limitations on our ability to pay dividends unless certain customary conditions are met, in each case, subject to customary carve-outs and exceptions. Antero Resources was in compliance with all of the financial covenants under the Prior Credit Facility as of December 31, 2023 and June 30, 2024.

The Prior Credit Facility provided for borrowing at either an Adjusted Term Secured Overnight Financing Rate (“SOFR”), an Adjusted Daily Simple SOFR or an Alternate Base Rate, in each case, plus an Applicable Margin (each as defined in the Prior Credit Facility). The Prior Credit Facility provided for interest only payments until maturity at which time all outstanding borrowings would be due. Interest was payable at a variable rate based on SOFR or the Alternate Base Rate, determined by election at the time of borrowing, plus an Applicable Margin under the Prior Credit Facility. The Applicable Margin was determined with reference to Antero Resources’ then-current leverage ratio subject to certain exceptions, which for SOFR loans ranged from 1.75% to 2.75% during a non-investment grade period (based on utilization of the Prior Credit Facility) and 1.25% and 1.875% during an investment grade period (based on a ratings grid). Commitment fees on the unused portion of the Prior Credit Facility were due quarterly at rates ranging from 0.375% to 0.500% with respect to the Prior Credit Facility, determined with reference to borrowing base utilization, subject to certain exceptions based on the leverage ratio then in effect. The Prior Credit Facility included fall away covenants, lower interest rates and reduced collateral requirements that Antero Resources could elect if Antero Resources was assigned an Investment Grade Rating (as defined in the Prior Credit Facility). As of June 30, 2024, Antero Resources had not made such election.

As of December 31, 2023, Antero Resources had an outstanding balance under the Prior Credit Facility of $417 million, with a weighted average interest rate of 7.71%, and outstanding letters of credit of $501 million. As of June 30, 2024, Antero Resources had an outstanding balance under the Prior Credit Facility of $496 million, with a weighted average interest rate of 7.44%, and outstanding letters of credit of $120 million.

Borrowings under the New Credit Facility are unsecured and are not guaranteed by any of Antero Resources’ subsidiaries. As of July 30, 2024, the New Credit Facility had lender commitments of $1.65 billion. The New Credit Facility matures on July 30, 2029 (the “Maturity Date”), provided that Antero Resources may request two one-year extensions of the Maturity Date, subject to satisfaction of certain conditions and consent of the extending lenders. Commitments under the New Credit Facility may be increased by up to $500 million subject to the agreement of Antero Resources and new or existing lenders under the New Credit Facility.

The New Credit Facility contains a financial maintenance covenant with respect to Antero Resources’ total indebtedness to capitalization ratio not to exceed 65% at the end of any fiscal quarter, and certain covenants, including restrictions on our ability to incur liens or debt, subject in each case to certain significant exceptions. Antero Resources was in compliance with the financial covenant under the New Credit Facility as of July 30, 2024.

The New Credit Facility provides for borrowing at either an Adjusted Term SOFR, an Adjusted Daily Simple SOFR or an Alternate Base Rate, in each case, plus an Applicable Margin (each as defined in the New Credit Facility). The New Credit Facility provides for interest only payments until maturity at which time all outstanding borrowings are due. Interest is payable at a variable rate based on SOFR or the Alternate Base Rate, determined by election at the time of borrowing, plus an Applicable Margin under the New Credit Facility. The Applicable Margin is determined with reference to the Antero Resources’ then-current credit ratings ranging from 1.125% to 2.00% for SOFR loans. Commitment fees on the unused

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

portion of the New Credit Facility are due quarterly at rates ranging from 0.125% to 0.300% with respect to the New Credit Facility, determined with reference to Antero Resources’ then-current credit ratings.

The proceeds of the loans made under the New Credit Facility may be used (i) to pay fees and expenses incurred in connection with the transactions related thereto and the refinancing of the Prior Credit Facility and (ii) to finance working capital needs, and for other general corporate purposes, of Antero Resources and its subsidiaries.

(b)	8.375% Senior Notes Due 2026

On January 4, 2021, Antero Resources issued $500 million of 8.375% senior notes due July 15, 2026 (the “2026 Notes”) at par. The Company redeemed or otherwise repurchased $403 million principal amount of the 2026 Notes during 2021 and 2022, and as of June 30, 2024, $97 million principal amount of the 2026 Notes remained outstanding. The 2026 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2026 Notes rank pari passu to Antero Resources’ other outstanding senior notes. The 2026 Notes are guaranteed on a full and unconditional and joint and several senior unsecured basis by Antero Resources’ existing subsidiaries that guarantee the Credit Facility and certain of its future restricted subsidiaries. Interest on the 2026 Notes is payable on January 15 and July 15 of each year. Antero Resources may redeem all or part of the 2026 Notes at any time at redemption prices ranging from 104.188% currently to 100.00% on or after January 15, 2026. If Antero Resources undergoes a change of control followed by a rating decline, the holders of the 2026 Notes will have the right to require Antero Resources to repurchase all or a portion of the notes at a price equal to 101% of the principal amount of the 2026 Notes, plus accrued and unpaid interest.

(c)	7.625% Senior Notes Due 2029

On January 26, 2021, Antero Resources issued $700 million of 7.625% senior notes due February 1, 2029 (the “2029 Notes”) at par. The Company redeemed or otherwise repurchased $293 million principal amount of the 2029 Notes during 2021 and 2022, and as of June 30, 2024, $407 million principal amount of the 2029 Notes remained outstanding. The 2029 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2029 Notes rank pari passu to Antero Resources’ other outstanding senior notes. The 2029 Notes are guaranteed on a full and unconditional and joint and several senior unsecured basis by Antero Resources’ existing subsidiaries that guarantee the Credit Facility and certain of its future restricted subsidiaries. Interest on the 2029 Notes is payable on February 1 and August 1 of each year. Antero Resources may redeem all or part of the 2029 Notes at any time at redemption prices ranging from 103.813% currently to 100.00% on or after February 1, 2027. If Antero Resources undergoes a change of control followed by a rating decline, the holders of the 2029 Notes will have the right to require Antero Resources to repurchase all or a portion of the notes at a price equal to 101% of the principal amount of the 2029 Notes, plus accrued and unpaid interest.

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

The Company extinguished $206 million principal amount of the 2026 Convertible Notes in 2021. In addition, between 2022 and the first quarter of 2024, $81 million aggregate principal amount of the 2026 Convertible Notes were converted pursuant to their terms or induced into conversion by the Company, and as of June 30, 2024, no 2026 Convertible Notes remained outstanding. See “—Conversions and Inducements,” for more information.

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

Conversions and Inducements

During the first quarter of 2023, $9 million aggregate principal amount of the 2026 Convertible Notes were converted pursuant to their terms, and an additional $9 million aggregate principal amount of the 2026 Convertible Notes were induced into conversion by the Company. The Company elected to settle these conversions by issuing 4 million shares of common stock to the noteholders together with a cash inducement premium of $0.1 million. There were no conversions of the 2026 Convertible Notes during the second quarter of 2023.

On March 11, 2024, the Company called the $26 million aggregate principal amount of the 2026 Convertible Notes that remained outstanding for redemption on April 1, 2024, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest. The Company’s election to call the remaining 2026 Convertible Notes allowed holders of the 2026 Convertible Notes to exercise their conversion right through March 28, 2024. During the first quarter of 2024, all remaining $26 million aggregate principal amount of the 2026 Convertible Notes converted pursuant to their terms. The Company elected to settle these conversions by issuing 6 million shares of common stock to the noteholders.

(8) Asset Retirement Obligations

The following table presents a reconciliation of the Company’s asset retirement obligations (in thousands):

Asset retirement obligations—December 31, 2023	$59,214
Obligations incurred	538
Accretion expense	1,556
Settlement of obligations	(1,680)
Revisions to prior estimates	(3,750)
Asset retirement obligations—June 30, 2024	$55,878

Asset retirement obligations are included in other liabilities on the Company’s condensed consolidated balance sheets.

(9) Equity-Based Compensation

On June 17, 2020, Antero Resources’ stockholders approved the Antero Resources Corporation 2020 Long Term Incentive Plan (the “AR LTIP”), which replaced the Antero Resources Corporation Long Term Incentive Plan (the “2013 Plan”) and became effective as of such date. On June 5, 2024, the Company’s stockholders approved the Amended and

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Restated Antero Resources Corporation 2020 Long Term Incentive Plan (the “Amended AR LTIP”). This amendment increased the number of shares of the Company’s common stock reserved for awards from 10,050,000 shares to 14,916,100 shares, and extended the term of the plan from June 17, 2030 to June 5, 2034. The Amended AR LTIP provides for grants of stock options (including incentive stock options), stock appreciation rights, restricted stock awards, RSU awards, vested stock awards, dividend equivalent awards and other stock-based and cash awards. The terms and conditions of the awards granted are established by the Compensation Committee of Antero Resources’ Board of Directors. Employees, officers, non-employee directors and other service providers of the Company and its affiliates are eligible to receive awards under the Amended AR LTIP.

The Amended AR LTIP provides for the reservation of 14,916,100 shares of the Company’s common stock, plus the number of certain shares that become available again for delivery in accordance with the share recycling provisions described below. The share recycling provisions allow for all or any portion of an award (including an award granted under the 2013 Plan that was outstanding as of June 17, 2020) that expires or is cancelled, forfeited, exchanged, settled for cash or otherwise terminated without the actual delivery of shares to be considered not delivered and thus, available for new awards under the Amended AR LTIP. Further, any shares withheld or surrendered in payment of any taxes relating to awards that were outstanding under either the 2013 Plan as of June 17, 2020 or are granted under the AR LTIP or Amended AR LTIP (other than stock options and stock appreciation rights), will again be available for new awards under the Amended AR LTIP.

A total of 10,815,035 shares were available for future grant under the Amended AR LTIP as of June 30, 2024.

The Company’s equity-based compensation expense, by type of award, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
RSU awards	$8,720	11,148	15,982	20,409
PSU awards	4,442	5,627	9,847	12,067
Converted AM RSU Awards (1)	—	—	1	—
Equity awards issued to directors	350	376	700	752
Total expense	$13,512	17,151	26,530	33,228
(1)	Antero Resources recognized compensation expense for equity-based awards granted by Antero Midstream Partners LP’s (“Antero Midstream Partners”) under its equity compensation plans prior to March 12, 2019 (date of deconsolidation) because the awards under such plans were accounted for as if they were distributed by Antero Midstream Partners to Antero Resources. Antero Resources allocated a portion of equity-based compensation expense related to grants prior to March 12, 2019 to Antero Midstream Partners based on its proportionate share of Antero Resources’ labor costs. As of March 31, 2023, all such awards were fully vested, and there is no remaining unamortized expense attributable to these awards after such date.

(a)	Restricted Stock Unit Awards

A summary of RSU award activity is as follows:

		Weighted
		Average
	Number	Grant Date
	of Units	Fair Value
Total awarded and unvested—December 31, 2023	3,521,050	$22.40
Granted	1,387,062	26.49
Vested	(1,536,814)	17.48
Forfeited	(22,940)	25.71
Total awarded and unvested—June 30, 2024	3,348,358	$26.33

As of June 30, 2024, there was $73 million of unamortized equity-based compensation expense related to unvested RSUs. That expense is expected to be recognized over a weighted average period of 2.0 years.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

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

Performance Share Unit Awards Based on Leverage Ratio

In March 2024, the Company granted PSUs to certain of its senior management and executive officers that vest based on the Company’s total debt less cash and cash equivalents divided by the Company’s Adjusted EBITDAX (as defined in the award agreement) (“Net Debt to EBITDAX”) determined as of the last day of each of three one-year performance periods ending on December 31, 2024 December 31, 2025 and December 31, 2026, in each case, subject to certain continued employment criteria (“2024 Leverage Ratio PSUs”). The number of shares of common stock that may ultimately be earned following the end of the third performance period with respect to the 2024 Leverage Ratio PSUs ranges from zero to 200% of the target number of 2024 Leverage Ratio PSUs originally granted. Expense related to the 2024 Leverage Ratio PSUs is recognized on a graded-vested basis over the term of each performance period that reflects the number of shares of common stock that are expected to be issued at the end of each measurement period, and such expense is reversed if the likelihood of achieving the performance condition becomes improbable. As of June 30, 2024, the likelihood of achieving the performance conditions related to the 2024 Leverage Ratio PSUs was probable.

Summary Information for Performance Share Unit Awards

A summary of PSU activity is as follows:

		Weighted
		Average
	Number	Grant Date
	of Units	Fair Value
Total awarded and unvested—December 31, 2023	1,412,191	$29.54
Granted	354,016	29.39
Vested (1)	(414,912)	10.76
Total awarded and unvested—June 30, 2024	1,351,295	$35.27
(1)	During the three months ended June 30, 2024, the PSUs granted in 2021 that were based on absolute TSR and Net Debt to EBITDAX met the performance criteria to achieve vesting at 150% and 200% of target, respectively, and converted into approximately 0.7 million shares of the Company’s common stock.

As of June 30, 2024, there was $24 million of unamortized equity-based compensation expense related to unvested PSUs. That expense is expected to be recognized over a weighted average period of 1.5 years.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(10) Fair Value

The carrying values of accounts receivable and accounts payable as of December 31, 2023 and June 30, 2024 approximated market values because of their short-term nature. The carrying values of the amounts outstanding under the Prior Credit Facility as of December 31, 2023 and June 30, 2024 approximated fair value because the variable interest rates are reflective of current market conditions.

The following table sets forth the fair value and carrying value of the senior notes and 2026 Convertible Notes (in thousands):

			(Unaudited)
	December 31, 2023		June 30, 2024
	Fair	Carrying	Fair	Carrying
	Value (1)	Value (2)	Value (1)	Value (2)
2026 Notes	$99,534	96,351	100,503	96,472
2029 Notes	417,781	403,441	416,764	403,742
2030 Notes	573,720	594,622	578,880	594,994
2026 Convertible Notes	138,337	25,982	—	—
Total	$1,229,372	1,120,396	1,096,147	1,095,208
(1)	Fair values are based on Level 2 market data inputs.
(2)	Carrying values are presented net of unamortized debt issuance costs.

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

The Company was party to various fixed price commodity swap contracts that settled during the three and six months ended June 30, 2023 and 2024. The Company enters into these swap contracts when management believes that favorable future sales prices for the Company’s production can be secured. Under these swap agreements, when actual commodity prices upon settlement exceed the fixed price provided by the swap contracts, the Company pays the difference to the counterparty. When actual commodity prices upon settlement are less than the contractually provided fixed price, the Company receives the difference from the counterparty. In addition, the Company has entered into basis swap contracts in order to hedge the difference between the New York Mercantile Exchange (“NYMEX”) index price and a local index price. Under these basis swap agreements, when actual commodity prices upon settlement exceed the fixed price provided by the swap contracts, the Company receives the difference from the counterparty. When actual commodity prices upon settlement are less than the contractually provided fixed price, the Company pays the difference to the counterparty.

The Company’s derivative contracts have not been designated as hedges for accounting purposes; therefore, all gains and losses are recognized in the Company’s statements of operations and comprehensive income.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

As of June 30, 2024, the Company’s fixed price swap positions excluding Martica, the Company’s consolidated VIE, were as follows:

				Weighted
				Average
Commodity / Settlement Period	Index	Contracted Volume		Price
Propane
July-December 2024	Mont Belvieu Propane-OPIS TET	10,000	Bbl/day	$33.67	/Bbl

The Company has a call option and an embedded put option tied to NYMEX pricing for the production volumes associated with the Company’s retained interest in the volumetric production payment transaction (“VPP”) properties. The put option was embedded within another contract, and since the embedded put option was not clearly and closely related to its host contract, the Company bifurcated this derivative instrument and reflects it at fair value in the unaudited condensed consolidated financial statements. As of June 30, 2024, the Company’s call option and embedded put option arrangements were as follows:

						Embedded
				Call Option		Put Option
Commodity / Settlement Period	Index	Contracted Volume		Strike Price		Strike Price
Natural Gas
July-December 2024	Henry Hub	53,000	MMBtu/day	$2.477	/MMBtu	$2.477	/MMBtu
January-December 2025	Henry Hub	44,000	MMBtu/day	2.564	/MMBtu	2.564	/MMBtu
January-December 2026	Henry Hub	32,000	MMBtu/day	2.629	/MMBtu	2.629	/MMBtu

As of June 30, 2024, the Company’s natural gas basis swap positions, which settle on the pricing index to basis differential of the Columbia Gas Transmission pipeline (“TCO”) to the NYMEX Henry Hub natural gas price were as follows:

				Weighted Average
Commodity / Settlement Period	Index to Basis Differential	Contracted Volume		Hedged Differential
Natural Gas
July-December 2024	NYMEX to TCO	50,000	MMBtu/day	$0.530	/MMBtu

As of June 30, 2024, the Company’s fixed price swap positions for Martica, the Company’s consolidated VIE, were as follows:

				Weighted
				Average
Commodity / Settlement Period	Index	Contracted Volume		Price
Natural Gas
July-December 2024	Henry Hub	22,565	MMBtu/day	$2.33	/MMBtu
January-March 2025	Henry Hub	18,021	MMBtu/day	2.53	/MMBtu

Oil
July-December 2024	West Texas Intermediate	39	Bbl/day	$44.02	/Bbl
January-March 2025	West Texas Intermediate	39	Bbl/day	45.06	/Bbl

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(b)	Summary

The table below presents a summary of the fair values of the Company’s derivative instruments and where such values are recorded in the condensed consolidated balance sheets (in thousands).

			(Unaudited)
	Balance Sheet Location	December 31, 2023	June 30, 2024
Asset derivatives not designated as hedges for accounting purposes:
Embedded derivatives—current	Derivative instruments	$5,175	2,440
Embedded derivatives—noncurrent	Derivative instruments	5,570	3,176
Total asset derivatives (1)		10,745	5,616

Liability derivatives not designated as hedges for accounting purposes:
Commodity derivatives—current (2)	Derivative instruments	15,236	22,756
Commodity derivatives—noncurrent (2)	Derivative instruments	32,764	23,516
Total liability derivatives (1)		48,000	46,272

Net derivatives liability (1)		$(37,255)	(40,656)
(1)	The fair value of derivative instruments was determined using Level 2 inputs.
(2)	As of December 31, 2023, approximately $5 million of commodity derivative liabilities, including $3 million of current commodity derivatives and $2 million of noncurrent commodity derivatives, are attributable to the Company’s consolidated VIE, Martica. As of June 30, 2024, $4 million of current commodity derivative liabilities are attributable to the Company’s consolidated VIE, Martica.

The following table sets forth the gross values of recognized derivative assets and liabilities, the amounts offset under master netting arrangements with counterparties, and the resulting net amounts presented in the condensed consolidated balance sheets as of the dates presented, all at fair value (in thousands):

				(Unaudited)
	December 31, 2023			June 30, 2024
			Net Amounts of			Net Amounts of
	Gross	Gross	Assets	Gross	Gross	Assets
	Amounts	Amounts Offset	(Liabilities) on	Amounts	Amounts Offset	(Liabilities) on
	Recognized	Recognized	Balance Sheet	Recognized	Recognized	Balance Sheet
Commodity derivative assets	$406	(406)	—	—	—	—
Embedded derivative assets	10,745	—	10,745	5,616	—	5,616
Commodity derivative liabilities	(48,406)	406	(48,000)	(46,272)	—	(46,272)

The following table sets forth a summary of derivative fair value gains and losses and where such values are recorded in the unaudited condensed consolidated statements of operations and comprehensive income (in thousands):

	Statement of
	Operations	Three Months Ended June 30,		Six Months Ended June 30,
	Location	2023	2024	2023	2024
Commodity derivative fair value gains (losses) (1)	Revenue	$6,232	(3,545)	133,312	4,721
Embedded derivative fair value gains (losses) (1)	Revenue	2,052	(2,040)	1,164	(860)
(1)	The fair value of derivative instruments was determined using Level 2 inputs.

Commodity derivative fair value gains for the six months ended June 30, 2023, includes a loss of $202 million related to the early settlement of the Company’s natural gas swaption agreement.  The payment for this early settlement is classified as an operating cash flow on the Company’s condensed consolidated statement of cash flows.

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(a)	Supplemental Balance Sheet Information Related to Leases

The Company’s lease assets and liabilities consisted of the following items (in thousands):

			(Unaudited)
		December 31,	June 30,
Leases	Balance Sheet Classification	2023	2024
Operating Leases
Operating lease right-of-use assets:
Processing plants	Operating lease right-of-use assets	$1,611,903	1,488,336
Drilling rigs and completion services	Operating lease right-of-use assets	32,187	16,841
Gas gathering lines and compressor stations (1)	Operating lease right-of-use assets	1,283,668	1,255,989
Office space	Operating lease right-of-use assets	37,706	35,711
Office, field and other equipment	Operating lease right-of-use assets	416	570
Total operating lease right-of-use assets		$2,965,880	2,797,447
Operating lease liabilities:
Short-term operating lease liabilities	Short-term lease liabilities	$538,954	524,439
Long-term operating lease liabilities	Long-term lease liabilities	2,425,785	2,265,986
Total operating lease liabilities		$2,964,739	2,790,425

Finance Leases
Finance lease right-of-use assets:
Vehicles	Other property and equipment	$3,771	3,242
Total finance lease right-of-use assets (2)		$3,771	3,242
Finance lease liabilities:
Short-term finance lease liabilities	Short-term lease liabilities	$1,106	1,197
Long-term finance lease liabilities	Long-term lease liabilities	2,665	2,045
Total finance lease liabilities		$3,771	3,242
(1)	Gas gathering lines and compressor stations includes $1.3 billion and $1.2 billion related to Antero Midstream as of December 31, 2023 and June 30, 2024, respectively. See “—Related party lease disclosure” for additional discussion.
(2)	Financing lease assets are recorded net of accumulated amortization of $1 million as of December 31, 2023 and June 30, 2024.

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(b)	Supplemental Information Related to Leases

Costs associated with operating and finance leases were included in the unaudited condensed consolidated statement of operations and comprehensive income (in thousands):

			Three Months Ended June 30,		Six Months Ended June 30,
Cost	Classification	Location	2023	2024	2023	2024
Operating lease cost	Statement of operations	Gathering, compression, processing and transportation	$407,445	425,926	788,728	847,994
Operating lease cost	Statement of operations	General and administrative	3,030	2,986	5,967	6,069
Operating lease cost	Statement of operations	Contract termination	2,808	—	3,930	—
Operating lease cost	Statement of operations	Lease operating	21	27	42	48
Operating lease cost	Balance sheet	Proved properties (1)	31,602	28,714	71,372	62,126
Total operating lease cost			$444,906	457,653	870,039	916,237

Finance lease cost:
Amortization of right-of-use assets	Statement of operations	Depletion, depreciation and amortization	$546	418	638	848
Interest on lease liabilities	Statement of operations	Interest expense	162	137	276	285
Total finance lease cost			$708	555	914	1,133

Short-term lease payments			$34,707	28,228	72,408	57,671
(1)	Capitalized costs related to drilling and completion activities.

(c)	Supplemental Cash Flow Information Related to Leases

The following table presents the Company’s supplemental cash flow information related to leases (in thousands):

	Six Months Ended June 30,
	2023	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$654,938	709,807
Operating cash flows from finance leases	276	285
Investing cash flows from operating leases	61,092	55,704
Financing cash flows from finance leases	343	529

Noncash activities:
Right-of-use assets obtained in exchange for new operating lease obligations	$51,737	97,720
Increase (decrease) to existing right-of-use assets and lease obligations from operating lease modifications, net (1)	$40,176	(1,472)
(1)	During the six months ended June 30, 2023, the weighted average discount rate for remeasured operating leases increased from 5.2% as of December 31, 2022 to 5.8% as of June 30, 2023. During the six months ended June 30, 2024, the weighted average discount rate for remeasured operating leases decreased from 6.5% as of December 31, 2023 to 6.0% as of June 30, 2024.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(d)	Maturities of Lease Liabilities

The table below is a schedule of future minimum payments for operating and financing lease liabilities as of June 30, 2024 (in thousands):

	Operating Leases	Financing Leases	Total
Remainder of 2024	$351,430	814	352,244
2025	617,297	1,585	618,882
2026	564,792	1,230	566,022
2027	465,588	197	465,785
2028	388,734	23	388,757
Thereafter	943,071	10	943,081
Total lease payments	3,330,912	3,859	3,334,771
Less: imputed interest	(540,487)	(617)	(541,104)
Total	$2,790,425	3,242	2,793,667

(e)	Lease Term and Discount Rate

The following table sets forth the Company’s weighted average remaining lease term and discount rate:

	December 31, 2023		June 30, 2024
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term	6.5 years	3.0 years	6.3 years	2.5 years
Weighted average discount rate	5.9%	8.3%	5.7%	8.3%

(f)	Related Party Lease Disclosure

The Company has gathering and compression service agreements with Antero Midstream that include: (i) the second amended and restated gathering and compression agreement dated December 8, 2019 (the “2019 gathering and compression agreement”), (ii) a gathering and compression agreement from Antero Midstream’s acquisition in 2022 of certain Marcellus gathering and compression assets in an area of dedication (the “Marcellus gathering and compression agreement”) and (iii) a compression agreement from Antero Midstream’s acquisition in 2022 of certain Utica compressors (the “Utica compression agreement” and (iv) a gathering and compression agreement from Antero Midstream’s acquisition in the second quarter of 2024 of certain central Marcellus gathering and compression assets (the “Mountaineer gathering and compression agreement,” and together with the 2019 gathering and compression agreement, Marcellus gathering and compression agreement and the Utica compression agreement, the “gathering and compression agreements”). Pursuant to the gathering and compression agreements with Antero Midstream, the Company has dedicated substantially all of its current and future acreage in West Virginia, Ohio and Pennsylvania to Antero Midstream for gathering and compression services. The 2019 gathering and compression agreement, Marcellus gathering and compression agreement and Mountaineer gathering and compression agreement have initial terms through 2038, 2031 and 2026, respectively, and the Utica compression agreement has two dedicated areas that expire in 2024 and 2030. Upon expiration of the Marcellus gathering and compression agreement, the Utica compression agreement and the Mountaineer gathering and compression agreement, Antero Midstream will continue to provide gathering and compression services under the 2019 gathering and compression agreement.

Under the gathering and compression agreements, Antero Midstream receives a low pressure gathering fee per Mcf, a high pressure gathering fee per Mcf and a compression fee per Mcf, as applicable, subject to annual Consumer Price Index (“CPI”)-based adjustments. If and to the extent the Company requests that Antero Midstream construct new low pressure lines, high pressure lines and compressor stations, the 2019 gathering and compression agreement contains options at Antero Midstream’s election for either (i) minimum volume commitments that require Antero Resources to utilize or pay for 75% of the high pressure gathering capacity and 70% of the compression capacity of the requested capacity of such new construction for 10 years or (ii) a cost of service fee that allows the Antero Midstream to earn a 13% rate of return on such new construction over seven years. The Marcellus gathering and compression agreement provides for a minimum volume commitment that requires the Company to utilize or pay for 25% of the compression capacity for a period of 10 years from the in-service date. The Mountaineer gathering and compression agreement provides for monthly minimum compression and gathering fees for each compressor station or high pressure gathering line, respectively, for a period of 12 years commencing 90 days after such asset’s in-service date. As of June 30, 2024, the minimum volume commitments for the 2019 gathering and compression

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

agreement and Marcellus gathering and compression agreement end in 2034 and 2024, respectively, and the minimum compression and gathering fees for the Mountaineer gathering and compression agreement end in 2026.

The 2019 gathering and compression agreement included a growth incentive fee program that expired on December 31, 2023 whereby low pressure gathering fees were reduced from 2020 through 2023 to the extent the Company achieved certain quarterly volumetric targets. The Company’s throughput gathered under the Marcellus gathering and compression agreement was not considered in the low pressure gathering volume targets. The Company earned fee rebates of $12 million and $24 million for the three and six months ended June 30, 2023, respectively.

Upon completion of the initial contract term, the 2019 gathering and compression agreement will continue in effect from year to year until such time as the agreement is terminated, effective upon an anniversary of the effective date of the agreement, by notice from either the Company or Antero Midstream to the other party on or before the 180th day prior to the anniversary of such agreement.

Gathering and compression fees paid by the Company related to these agreements were $185 million and $202 million for the three months ended June 30, 2023 and 2024, respectively. For the six months ended June 30, 2023 and 2024, gathering and compression fees paid by the Company related to this agreement were $361 million and $401 million, respectively. As of December 31, 2023 and June 30, 2024, $65 million and $75 million, respectively, was included within accounts payable, related parties on the condensed consolidated balance sheets as due to Antero Midstream related to these agreements.

(13) Commitments

The following table sets forth a schedule of future minimum payments for the Company’s contractual obligations, which include leases that have a lease term in excess of one year as of June 30, 2024 (in thousands):

		Processing,
		Gathering,
	Firm	Compression	Operating and	Imputed Interest
	Transportation	and Water Service	Financing Leases	for Leases	Other
	(a)	(b)	(c)	(c)	(d)	Total
Remainder of 2024	$594,064	35,312	275,605	76,639	4,322	985,942
2025	1,176,592	59,080	487,920	130,962	5,818	1,860,372
2026	1,174,126	25,903	462,462	103,560	3,193	1,769,244
2027	1,169,146	24,614	387,207	78,578	375	1,659,920
2028	1,110,821	23,281	330,912	57,845	—	1,522,859
Thereafter	4,413,299	86,234	849,561	93,520	—	5,442,614
Total	$9,638,048	254,424	2,793,667	541,104	13,708	13,240,951

(a)	Firm Transportation

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

The Company incurs costs associated with the delay or cancellation of certain contracts with third-parties. These costs are recorded in contract termination and loss contingency in the statements of operations and comprehensive income. During the first quarter of 2023, the Company executed an early termination of its firm transportation commitment of 200,000 MMBtu per day on the Equitrans pipeline and made a cash payment of $24 million. There are no remaining payment obligations related to any delayed or cancelled contracts as of June 30, 2024.

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

(b)	Production Taxes

The Company is subject to production taxes in the states in which it operates. The Company’s production tax filings in West Virginia for 2018 to 2020 tax years were subject to audit by the State of West Virginia. All assessments received in conjunction with this audit have been recorded in the unaudited condensed consolidated statements of operations and comprehensive net loss during the three months ended June 30, 2024; however, the Company has filed an appeal with regard to such assessments. At this time, the Company believes the outcome of this matter will not have a material adverse effect on the Company’s unaudited condensed consolidated financial position, results of operations or cash flows.

(c)	Other

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(b)	Reportable Segments Financial Information

The operating results and assets of the Company’s reportable segments were as follows (in thousands):

	Three Months Ended June 30, 2023
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream	Affiliate	Total
Sales and revenues:
Third-party	$909,092	43,793	274	(274)	952,885
Intersegment	420	—	258,013	(258,013)	420
Total revenue	909,512	43,793	258,287	(258,287)	953,305

Operating expenses:
Lease operating	28,748	—	—	—	28,748
Gathering, compression, processing, transportation and water handling	663,975	—	52,595	(52,595)	663,975
General and administrative	53,901	—	18,162	(18,162)	53,901
Depletion, depreciation and amortization	171,406	—	35,233	(35,233)	171,406
Impairment of property and equipment	15,710	—	—	—	15,710
Other	42,326	66,175	6,774	(6,774)	108,501
Total operating expenses	976,066	66,175	112,764	(112,764)	1,042,241
Operating income (loss)	$(66,554)	(22,382)	145,523	(145,523)	(88,936)
Equity in earnings of unconsolidated affiliates	$19,098	—	25,972	(25,972)	19,098
Capital expenditures for segment assets	$285,784	—	41,782	(41,782)	285,784

	Three Months Ended June 30, 2024
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream	Affiliate	Total
Sales and revenues:
Third-party	$928,644	49,418	414	(414)	978,062
Intersegment	592	—	269,381	(269,381)	592
Total revenue	929,236	49,418	269,795	(269,795)	978,654

Operating expenses:
Lease operating	29,759	—	—	—	29,759
Gathering, compression, processing, transportation and water handling	663,442	—	56,409	(56,409)	663,442
General and administrative	59,428	—	21,219	(21,219)	59,428
Depletion, depreciation and amortization	170,536	—	37,576	(37,576)	170,536
Impairment of property and equipment	313	—	—	—	313
Other	46,358	70,807	1,838	(1,838)	117,165
Total operating expenses	969,836	70,807	117,042	(117,042)	1,040,643
Operating income (loss)	$(40,600)	(21,389)	152,753	(152,753)	(61,989)
Equity in earnings of unconsolidated affiliates	$20,881	—	27,597	(27,597)	20,881
Capital expenditures for segment assets	$192,385	—	43,399	(43,399)	192,385

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

	Six Months Ended June 30, 2023
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream	Affiliate	Total
Sales and revenues:
Third-party	$2,258,568	102,322	546	(546)	2,360,890
Intersegment	763	—	517,216	(517,216)	763
Total revenue	2,259,331	102,322	517,762	(517,762)	2,361,653

Operating expenses:
Lease operating	58,069	—	—	—	58,069
Gathering, compression, processing, transportation and water handling	1,309,147	—	110,468	(110,468)	1,309,147
General and administrative	111,162	—	35,509	(35,509)	111,162
Depletion, depreciation and amortization	338,988	—	70,429	(70,429)	338,988
Impairment of property and equipment	31,270	—	—	—	31,270
Other	99,164	171,299	7,488	(7,488)	270,463
Total operating expenses	1,947,800	171,299	223,894	(223,894)	2,119,099
Operating income (loss)	$311,531	(68,977)	293,868	(293,868)	242,554
Equity in earnings of unconsolidated affiliates	$36,779	—	50,428	(50,428)	36,779
Capital expenditures for segment assets	$637,096	—	84,739	(84,739)	637,096

	Six Months Ended June 30, 2024
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream	Affiliate	Total
Sales and revenues:
Third-party	$2,001,813	97,938	1,085	(1,085)	2,099,751
Intersegment	1,174	—	547,761	(547,761)	1,174
Total revenue	2,002,987	97,938	548,846	(548,846)	2,100,925

Operating expenses:
Lease operating	58,880	—	—	—	58,880
Gathering, compression, processing, transportation and water handling	1,335,723	—	110,327	(110,327)	1,335,723
General and administrative	115,290	—	42,440	(42,440)	115,290
Depletion, depreciation and amortization	343,590	—	74,671	(74,671)	343,590
Impairment of property and equipment	5,503	—	—	—	5,503
Other	108,148	130,620	2,404	(2,404)	238,768
Total operating expenses	1,967,134	130,620	229,842	(229,842)	2,097,754
Operating income (loss)	$35,853	(32,682)	319,004	(319,004)	3,171
Equity in earnings of unconsolidated affiliates	$44,228	—	55,127	(55,127)	44,228
Capital expenditures for segment assets	$414,834	—	78,472	(78,472)	414,834

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

The summarized assets of the Company’s reportable segments are as follows (in thousands):

	As of December 31, 2023
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream	Affiliate	Total
Investments in unconsolidated affiliates	$222,255	—	626,650	(626,650)	222,255
Total assets	13,602,297	17,117	5,737,618	(5,737,618)	13,619,414

	(Unaudited)
	As of June 30, 2024
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream	Affiliate	Total
Investments in unconsolidated affiliates	$223,552	—	612,847	(612,847)	223,552
Total assets	13,398,055	17,788	5,774,967	(5,774,967)	13,415,843

(17) Subsidiary Guarantors

As of June 30, 2024, Antero Resources’ senior notes were fully and unconditionally guaranteed by Antero Resources’ existing subsidiaries that guaranteed the Prior Credit Facility.  In the event a subsidiary guarantor is sold or disposed of (whether by merger, consolidation, the sale of a sufficient amount of its capital stock so that it no longer qualifies as a “Subsidiary” of Antero (as defined in the indentures governing the notes) or the sale of all or substantially all of its assets (other than by lease)) and whether or not the subsidiary guarantor is the surviving entity in such transaction to a person that is not Antero or a restricted subsidiary of Antero, such subsidiary guarantor will be released from its obligations under its subsidiary guarantee if the sale or other disposition does not violate the covenants set forth in the indentures governing the notes.

In addition, a subsidiary guarantor will be released from its obligations under the indentures and its guarantee (i) upon the release or discharge of the guarantee of other Indebtedness (as defined in the indentures governing the notes) that resulted in the creation of such guarantee, except a release or discharge by or as a result of payment under such guarantee, (ii) if Antero designates such subsidiary as an unrestricted subsidiary and such designation complies with the other applicable provisions of the indentures governing the notes or (iii) in connection with any covenant defeasance, legal defeasance or satisfaction and discharge of the notes. As described in Note 7—Long-Term Debt, the New Credit Facility is unsecured and is not guaranteed by any of Antero Resources’ subsidiaries. As such, each subsidiary guarantor was released from its obligations under the indentures and its guarantee effective July 30, 2024.

The tables set forth below present summarized financial information of Antero, as parent, and its guarantor subsidiaries as of December 31, 2023 and June 30, 2024 and for the six months ended June 30, 2024 (in thousands). The Company’s wholly owned subsidiaries are not restricted from making distributions to the Company.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Balance Sheets
		(Unaudited)
	December 31, 2023	June 30, 2024
Accounts receivable, non-guarantor subsidiaries	$—	534
Other current assets	453,581	392,597
Total current assets	453,581	393,131
Noncurrent assets	12,562,439	12,447,779
Total assets	$13,016,020	12,840,910

Accounts payable, related parties	$86,284	97,455
Other current liabilities	1,360,102	1,299,231
Total current liabilities	1,446,386	1,396,686
Noncurrent liabilities	4,951,464	4,817,872
Total liabilities	$6,397,850	6,214,558

Statement of Operations

		Six Months Ended
		June 30, 2024
Revenues		$2,063,405
Operating expenses		2,077,373
Loss from operations		(13,968)
Net loss and comprehensive loss including noncontrolling interests		(29,307)
Net loss and comprehensive loss attributable to Antero Resources Corporation		$(29,318)

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

We have assembled a portfolio of long-lived properties that are characterized by what we believe to be low geologic risk and repeatability. Our drilling opportunities are focused in the Appalachian Basin. As of June 30, 2024, we held approximately 519,000 net acres in the Appalachian Basin.

Financing Highlights

Credit Facility

During the three months ended, June 30, 2024, we achieved an investment grade credit rating from S&P Global Inc. As a result of this investment grade credit rating, on July 30, 2024, we entered into an amendment and restatement of our senior revolving credit facility with lender commitments of $1.65 billion that matures on July 30, 2029, subject to certain extension terms and conditions. The New Credit Facility is unsecured and is not guaranteed by any of our subsidiaries. See Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements for more information.

Market Conditions and Business Trends

Commodity Markets

Prices for natural gas, NGLs and oil that we produce significantly impact our revenues and cash flows. Natural gas benchmark prices decreased significantly while NGLs and oil benchmark prices increased during the three and six months ended June 30, 2024 as compared to the same period of 2023. As a result of the lower benchmark natural gas prices, we experienced a decrease in price realizations for natural gas and ethane products during the three and six months ended June 30, 2024. We monitor the economic factors that impact natural gas, NGLs and oil prices, including domestic and foreign supply and demand indicators, domestic and foreign commodity inventories, the actions of Organization of Petroleum Exporting Countries and other large producing nations and the current conflicts in Ukraine and in the Middle East, among others. In the current economic environment, we expect that commodity prices for some or all of the commodities we produce could remain volatile. This volatility is beyond our control and may adversely impact our business, financial condition, results of operations and future cash flows.

The following table details the average benchmark natural gas and oil prices:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Henry Hub (1) ($/Mcf)	$2.10	1.89	2.76	2.07
West Texas Intermediate (2) ($/Bbl)	73.78	80.57	74.95	78.77
(1)	NYMEX first of month average natural gas price.
(2)	NYMEX calendar month average settled futures price.

Hedge Position

Antero Resources (Excluding Martica)

We are exposed to certain commodity price risks relating to our ongoing business operations, and we use derivative instruments when circumstances warrant to manage such risks. In addition, we periodically enter into contracts that contain embedded features that are required to be bifurcated and accounted for separately as derivatives. Due to our improved liquidity and leverage position as compared to historical levels, the percentage of our expected production that we hedge has decreased. For the three and six months ended June 30, 2023 and 2024, substantially all of our production was unhedged. The tables and narrative below exclude derivative instruments attributable to Martica, our consolidated VIE, since all gains or losses from such contracts are fully attributable to the noncontrolling interests in Martica.

As of June 30, 2024, our fixed price NGLs swap positions excluding Martica were as follows:

				Weighted
				Average
Commodity / Settlement Period	Index	Contracted Volume		Price
Propane
July-December 2024	Mont Belvieu Propane-OPIS TET	1,840	MBbl	$33.67	/Bbl

As of June 30, 2024, our natural gas basis swap positions settle on the pricing index to basis differential of the Columbia Gas Transmission pipeline (“TCO”) to the NYMEX Henry Hub natural gas price were as follows:

				Weighted Average
Commodity / Settlement Period	Index to Basis Differential	Contracted Volume		Hedged Differential
Natural Gas
July-December 2024	NYMEX to TCO	9	Bcf	$0.530	/MMBtu

We have a call option and an embedded put option tied to NYMEX pricing for the production volumes associated with the Company’s retained interest in the VPP properties. As of June 30, 2024, our call option and embedded put option arrangements were as follows:

						Embedded
				Call Option		Put Option
Commodity / Settlement Period	Index	Contracted Volume		Strike Price		Strike Price
Natural Gas
July-December 2024	Henry Hub	10	Bcf	$2.477	/MMBtu	$2.477	/MMBtu
January-December 2025	Henry Hub	16	Bcf	2.564	/MMBtu	2.564	/MMBtu
January-December 2026	Henry Hub	12	Bcf	2.629	/MMBtu	2.629	/MMBtu
		38	Bcf	2.562	/MMBtu	2.562	/MMBtu

As of June 30, 2024, the estimated fair value of our commodity derivative contracts, excluding Martica, was a net liability of $37 million. See Note 11—Derivative Instruments to the unaudited condensed consolidated financial statements for more information.

Martica

Our consolidated VIE, Martica, also maintains a portfolio of fixed swap natural gas, NGLs and oil derivatives for the benefit of the noncontrolling interests in Martica. As such, all gains and losses attributable to Martica’s derivative portfolio are fully attributable to the noncontrolling interests in Martica. As of June 30, 2024, Martica’s fixed price natural gas and oil swap positions were as follows:

				Weighted
				Average
Commodity / Settlement Period	Index	Contracted Volume		Price
Natural Gas
July-December 2024	Henry Hub	5	Bcf	$2.33	/MMBtu
January-March 2025	Henry Hub	1	Bcf	2.53	/MMBtu
		6	Bcf	2.38	/MMBtu
Oil
July-December 2024	West Texas Intermediate	8	MBbl	$44.02	/Bbl
January-March 2025	West Texas Intermediate	3	MBbl	45.06	/Bbl
		11	MBbl	44.36	/Bbl

As of June 30, 2024, the estimated fair value of Martica’s commodity derivative contracts was a net liability of $4 million. See Note 11—Derivative Instruments to the unaudited condensed consolidated financial statements for more information.

Economic Indicators

The economy experienced elevated inflation levels as a result of global supply and demand imbalances, where global demand outpaced supplies beginning in 2021 and continuing through the second quarter of 2024. For example, the Consumer Price Index (“CPI”) for all urban consumers increased 3% from June 2022 to June 2023 and an additional 3% from June 2023 to June 2024 as compared to the Federal Reserve’s stated goal of 2%. In order to manage the inflation risk present in the United States’ economy, the Federal Reserve utilized monetary policy in the form of interest rate increases beginning in March 2022 in an effort to bring the inflation rate in line with its stated goal of 2% on a long-term basis. Between March 2022 and June 2024, the Federal Reserve increased the federal funds interest rate by 5.25%. While inflationary pressures in the United States’ economy have begun to subside, we continue to be impacted by the increased federal funds interest rate. See “— Results of Operations” for more information.

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

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2024

The operating results of our reportable segments were as follows (in thousands):

	Three Months Ended June 30, 2023
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream	Affiliate	Total
Revenue and other:
Natural gas sales	$437,130	—	—	—	437,130
Natural gas liquids sales	397,733	—	—	—	397,733
Oil sales	57,962	—	—	—	57,962
Commodity derivative fair value gains	8,284	—	—	—	8,284
Gathering, compression and water handling	—	—	258,287	(258,287)	—
Marketing	—	43,793	—	—	43,793
Amortization of deferred revenue, VPP	7,618	—	—	—	7,618
Other revenue and income	785	—	—	—	785
Total revenue	909,512	43,793	258,287	(258,287)	953,305

Operating expenses:
Lease operating	28,748	—	—	—	28,748
Gathering and compression	211,691	—	25,154	(25,154)	211,691
Processing	262,642	—	—	—	262,642
Transportation	189,642	—	—	—	189,642
Water handling	—	—	27,441	(27,441)	—
Production and ad valorem taxes	36,158	—	—	—	36,158
Marketing	—	66,175	—	—	66,175
Exploration and mine expenses	743	—	—	—	743
General and administrative (excluding equity-based compensation)	40,389	—	9,663	(9,663)	40,389
Equity-based compensation	13,512	—	8,499	(8,499)	13,512
Depletion, depreciation and amortization	171,406	—	35,233	(35,233)	171,406
Impairment of property and equipment	15,710	—	—	—	15,710
Accretion of asset retirement obligations	1,204	—	44	(44)	1,204
Contract termination and other operating expenses	4,441	—	916	(916)	4,441
Loss (gain) on sale of assets	(220)	—	5,814	(5,814)	(220)
Total operating expenses	976,066	66,175	112,764	(112,764)	1,042,241
Operating income (loss)	$(66,554)	(22,382)	145,523	(145,523)	(88,936)

Equity in earnings of unconsolidated affiliates	$19,098	—	25,972	(25,972)	19,098

	Three Months Ended June 30, 2024
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream	Affiliate	Total
Revenue and other:
Natural gas sales	$374,568	—	—	—	374,568
Natural gas liquids sales	489,191	—	—	—	489,191
Oil sales	63,458	—	—	—	63,458
Commodity derivative fair value losses	(5,585)	—	—	—	(5,585)
Gathering, compression and water handling	—	—	269,795	(269,795)	—
Marketing	—	49,418	—	—	49,418
Amortization of deferred revenue, VPP	6,739	—	—	—	6,739
Other revenue and income	865	—	—	—	865
Total revenue	929,236	49,418	269,795	(269,795)	978,654

Operating expenses:
Lease operating	29,759	—	—	—	29,759
Gathering and compression	222,139	—	26,190	(26,190)	222,139
Processing	269,985	—	—	—	269,985
Transportation	171,318	—	—	—	171,318
Water handling	—	—	30,219	(30,219)	—
Production and ad valorem taxes	41,933	—	—	—	41,933
Marketing	—	70,807	—	—	70,807
Exploration	643	—	—	—	643
General and administrative (excluding equity-based compensation)	42,277	—	9,620	(9,620)	42,277
Equity-based compensation	17,151	—	11,599	(11,599)	17,151
Depletion, depreciation and amortization	170,536	—	37,576	(37,576)	170,536
Impairment of property and equipment	313	—	—	—	313
Accretion of asset retirement obligations	780	—	47	(47)	780
Loss (gain) on sale of assets	(18)	—	1,379	(1,379)	(18)
Contract termination, loss contingency and other operating expenses	3,020	—	412	(412)	3,020
Total operating expenses	969,836	70,807	117,042	(117,042)	1,040,643
Operating income (loss)	$(40,600)	(21,389)	152,753	(152,753)	(61,989)

Equity in earnings of unconsolidated affiliates	$20,881	—	27,597	(27,597)	20,881

Exploration and Production Segment

The following table sets forth selected operating data of the exploration and production segment:

	Three Months Ended		Amount of
	June 30,		Increase	Percent
	2023	2024	(Decrease)	Change
Production data (1) (2):
Natural gas (Bcf)	204	196	(8)	(4)%
C2 Ethane (MBbl)	6,414	7,811	1,397	22%
C3+ NGLs (MBbl)	10,175	10,514	339	3%
Oil (MBbl)	971	952	(19)	(2)%
Combined (Bcfe)	309	311	2	1%
Daily combined production (MMcfe/d)	3,400	3,420	20	1%
Average prices before effects of derivative settlements (3):
Natural gas (per Mcf)	$2.14	1.92	(0.22)	(10)%
C2 Ethane (per Bbl) (4)	$7.82	8.42	0.60	8%
C3+ NGLs (per Bbl)	$34.16	40.27	6.11	18%
Oil (per Bbl)	$59.69	66.66	6.97	12%
Weighted Average Combined (per Mcfe)	$2.89	2.98	0.09	3%
Average realized prices after effects of derivative settlements (3):
Natural gas (per Mcf)	$2.16	1.94	(0.22)	(10)%
C2 Ethane (per Bbl) (4)	$7.82	8.42	0.60	8%
C3+ NGLs (per Bbl)	$34.11	40.44	6.33	19%
Oil (per Bbl)	$59.40	66.50	7.10	12%
Weighted Average Combined (per Mcfe)	$2.90	3.00	0.10	3%
Average costs (per Mcfe):
Lease operating	$0.09	0.10	0.01	11%
Gathering and compression	$0.68	0.71	0.03	4%
Processing	$0.85	0.87	0.02	2%
Transportation	$0.61	0.55	(0.06)	(10)%
Production and ad valorem taxes	$0.12	0.13	0.01	8%
Marketing expense, net	$0.07	0.07	—	*
General and administrative (excluding equity-based compensation)	$0.13	0.14	0.01	8%
Depletion, depreciation, amortization and accretion	$0.56	0.55	(0.01)	(2)%

*Not meaningful

(1)	Production data excludes volumes related to the VPP.
(2)	Oil and NGLs production was converted at 6 Mcf per Bbl to calculate total Bcfe production and per Mcfe amounts. This ratio is an estimate of the equivalent energy content of the products and may not reflect their relative economic value.
(3)	Average prices reflect the before and after effects of our settled commodity derivatives. Our calculation of such after effects includes gains (losses) on settlements of commodity derivatives, which do not qualify for hedge accounting because we do not designate or document them as hedges for accounting purposes.
(4)	The average realized price for the three months ended June 30, 2023 and 2024 includes $1 million and $0.1 million, respectively, of proceeds related to a take-or-pay contract. Excluding the effect of these proceeds, the average realized price for ethane before and after the effects of derivatives for the three months ended June 30, 2023 and 2024 would have been $7.65 per Bbl and $8.41 per Bbl, respectively.

Natural gas sales. Revenues from sales of natural gas decreased from $437 million for the three months ended June 30, 2023 to $375 million for the three months ended June 30, 2024, a decrease of $62 million, or 14%. Lower commodity prices (excluding the effects of derivative settlements) during the three months ended June 30, 2024 accounted for an approximate $43 million decrease in year-over-year natural gas sales revenue (calculated as the change in the year-to-year average price times current year production volumes). Lower natural gas production volumes accounted for an approximate $19 million decrease in year-over-year natural gas sales revenue (calculated as the change in year-to-year volumes times the prior year average price).

NGLs sales. Revenues from sales of NGLs increased from $398 million for the three months ended June 30, 2023 to $489 million for the three months ended June 30, 2024, an increase of $91 million, or 23%. Higher commodity prices (excluding the effects of derivative settlements) during the three months ended June 30, 2024 accounted for an approximate $69 million increase in year-over-year revenues (calculated as the change in the year-to-year average price times current year production volumes). Higher NGLs production volumes accounted for an approximate $22 million increase in year-over-year NGLs revenues (calculated as the change in year-to-year volumes times the prior year average price).

Oil sales. Revenues from sales of oil increased from $58 million for the three months ended June 30, 2023 to $63 million for the three months ended June 30, 2024, an increase of $5 million, or 9%. Higher commodity prices (excluding the effects of derivative settlements) during the three months ended June 30, 2024 accounted for an approximate $6 million increase in year-over-year revenues (calculated as the change in the year-to-year average price times current year production volumes). Lower oil production volumes during the three months ended June 30, 2024 accounted for an approximate $1 million decrease in year-over-year oil revenues (calculated as the change in year-to-year volumes times the prior year average price).

Commodity derivative fair value gains (losses). Our commodity derivatives included fixed price swap contracts, basis swap contracts, call options and embedded put options. Because we do not designate these derivatives as accounting hedges, they do not receive hedge accounting treatment. Consequently, all mark-to-market gains or losses, as well as cash receipts or payments on settled derivative instruments, are recognized in our statements of operations and comprehensive income. For the three months ended June 30, 2023 and 2024, our commodity hedges resulted in derivative fair value gains of $8 million and fair value losses of $6 million, respectively. For the three months ended June 30, 2023 and 2024, commodity derivative fair value gains (losses) included $3 million and $6 million, respectively, of net cash proceeds on settled commodity derivative gains.

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

Amortization of deferred revenue, VPP. Amortization of deferred revenues associated with the VPP decreased from $8 million for the three months ended June 30, 2023 to $7 million for the three months ended June 30, 2024, a decrease of $1 million, or 12%, primarily due to lower production volumes attributable to the VPP properties between periods. Amortization of the deferred revenues associated with the VPP are recognized as the production volumes are delivered at $1.61 per MMBtu over the contractual term.

Lease operating expense. Lease operating expense remained relatively consistent for the three months ended June 30, 2023 and 2024 at $29 million and $30 million, respectively. On a per-unit basis, lease operating expense increased from $0.09 per Mcfe for the three months ended June 30, 2023 to $0.10 per Mcfe for the three months ended June 30, 2024 primarily due to increased oilfield services costs between periods.

Gathering, compression, processing and transportation expense. Gathering, compression, processing and transportation expense remained relatively consistent at $664 million and $663 million for the three months ended June 30, 2023 and 2024, respectively. This was primarily a result of the following:

●	Gathering and compression costs increased from $0.68 per Mcfe for the three months ended June 30, 2023 to $0.71 per Mcfe for the three months ended June 30, 2024, primarily due to the expiration of the growth incentive fee rebate program on December 31, 2023 and annual CPI-based adjustments between periods. During the three months ended June 30, 2023, we earned a fee rebate of $12 million under this program.
●	Processing costs increased from $0.85 per Mcfe for the three months ended June 30, 2023 to $0.87 per Mcfe for the three months ended June 30, 2024, primarily due to increased costs for NGLs processing, which includes an annual CPI-based adjustment during the first quarter of 2024 and higher NGLs transportation fees.
●	Transportation costs decreased from $0.61 per Mcfe for the three months ended June 30, 2023 to $0.55 per Mcfe for the three months ended June 30, 2024 primarily due to lower demand fees and fuel costs as a result of lower natural gas prices between periods.

Production and ad valorem tax expense.  Production and ad valorem taxes increased from $36 million for the three months ended June 30, 2023 to $42 million for the three months ended June 30, 2024, an increase of $6 million, or 16%, primarily due to higher ad valorem taxes and production volumes between periods, partially offset by lower natural gas prices during the three months ended June 30, 2024. Production and ad valorem taxes as a percentage of natural gas revenues increased from 8% for the three months ended June 30, 2023 to 11% for the three months ended June 30, 2024, primarily as a result of higher ad valorem taxes, which 2024 ad valorem taxes are based on commodity prices during 2022.

General and administrative expense. General and administrative expense (excluding equity-based compensation expense) increased from $40 million for the three months ended June 30, 2023 to $42 million for the three months ended June 30, 2024, an increase of $2 million, or 5%, primarily due to higher professional service fees between periods. General and administrative expense on a per unit basis (excluding equity-based compensation) increased from $0.13 per Mcfe for the three months ended June 30, 2023 to $0.14 per Mcfe for the three months ended June 30, 2024 as a result of higher overall costs between periods.

Equity-based compensation expense. Noncash equity-based compensation expense increased from $14 million for the three months ended June 30, 2023 to $17 million for the three months ended June 30, 2024, an increase of $3 million, or 27%. This increase was primarily due to annual equity-based awards granted during the first quarter of 2024. See Note 9—Equity-Based Compensation to the unaudited condensed consolidated financial statements for more information.

Depletion, depreciation, and amortization expense (“DD&A expense”). DD&A expense remained relatively consistent at $171 million, or $0.56 per Mcfe, and $171 million, or $0.55 per Mcfe, for the three months ended June 30, 2023 and 2024, respectively.

Impairment of property and equipment. Impairment of oil and gas properties of $16 million for the three months ended June 30, 2023 primarily related to expiring leases we no longer plan to utilize.

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

Net marketing expense for the three months ended June 30, 2023 and 2024 remained relatively consistent at $22 million and $21 million, respectively, or $0.07 per Mcfe.

Marketing revenue. Marketing revenue increased from $44 million for the three months ended June 30, 2023 to $49 million for the three months ended June 30, 2024, an increase of $5 million, or 13%. This fluctuation primarily resulted from the following:

●	Natural gas marketing revenue decreased by $16 million between periods primarily due to lower natural gas marketing volumes between periods.
●	Oil marketing revenue increased by $21 million between periods primarily due to higher oil marketing volumes and prices. Higher oil marketing volumes accounted for an $16 million increase in year-over-year marketing revenues (calculated as the change in year-to-year volumes times the prior year average price), and higher oil prices accounted for an $5 million increase in year-over-year marketing revenues (calculated as the change in the year-to-year average price times current year marketing volumes).

Marketing expense. Marketing expense increased from $66 million for the three months ended June 30, 2023 to $71 million for the three months ended June 30, 2024, an increase of $5 million, or 7%. Marketing expense includes the cost of third-party purchased natural gas, NGLs and oil as well as firm transportation costs, including costs related to current excess firm capacity. The cost of third-party natural gas, oil and NGLs purchases increased $5 million between periods, primarily due to higher oil marketing volumes and prices between periods, partially offset by lower natural gas marketing volumes and prices between periods. Firm transportation costs remained consistent at $27 million for the three months ended June 30, 2023 and 2024.

Antero Midstream Segment

Antero Midstream revenue.  Revenue from the Antero Midstream segment increased from $258 million for the three months ended June 30, 2023 to $270 million for the three months ended June 30, 2024, an increase of $12 million. This increase is primarily due to higher gathering and processing revenues of $18 million, partially offset by lower water handling revenues of $6 million. The increased gathering and processing revenues between periods is primarily a result of the expiration of the growth incentive fee rebate program on December 31, 2023, annual CPI-based gathering and compression rate adjustments and increased high pressure gathering throughput between periods. The decreased water handling revenues between periods was primarily due to lower fresh water delivery volumes, partially offset by higher other fluid handing volumes and an increased fresh water delivery rate due to an annual CPI-based adjustment during the three months ended June 30, 2024.

Antero Midstream operating expense. Total operating expense related to the Antero Midstream segment increased from $113 million for the three months ended June 30, 2023 to $117 million for the three months ended June 30, 2024, an increase of $4 million. This increase is primarily due to higher direct operating expenses, equity-based compensation expenses and depreciation expense between periods, partially offset by lower interest expense. Direct operating expenses increased by $3 million between periods primarily due to higher compression expense for the addition of two compressor stations that were acquired during the second quarter of 2024 and increased high pressure gathering volumes, partially offset by increased pipeline maintenance, repair and monitoring activities for the three months ended June 30, 2024.

Discussion of Items Not Allocated to Segments

Interest expense. Interest expense increased from $28 million for the three months ended June 30, 2023 to $33 million for the three months ended June 30, 2024, an increase of $5 million, or 17%, primarily due to higher average Prior Credit Facility borrowings between periods and higher benchmark interest rates during the three months ended June 30, 2024.

Income tax benefit. For the three months ended June 30, 2023, we had an income tax benefit of $30 million, with an effective tax rate of 31%, due to a loss before income taxes of $98 million. For the three months ended June 30, 2024, we had an income tax benefit of $13 million, with an effective tax rate of 18%, due to a loss before income taxes of $74 million. The decrease in income tax benefit between periods of $17 million is primarily due to lower loss before income taxes between periods. The decrease in the effective tax rate between periods was primarily due to the effects of noncontrolling interests and our loss before income taxes.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2024

The operating results of our reportable segments were as follows (in thousands):

	Six Months Ended June 30, 2023
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream	Affiliate	Total
Revenue and other:
Natural gas sales	$1,105,445	—	—	—	1,105,445
Natural gas liquids sales	893,168	—	—	—	893,168
Oil sales	109,773	—	—	—	109,773
Commodity derivative fair value gains	134,476	—	—	—	134,476
Gathering, compression and water handling	—	—	517,762	(517,762)	—
Marketing	—	102,322	—	—	102,322
Amortization of deferred revenue, VPP	15,151	—	—	—	15,151
Other revenue and income	1,318	—	—	—	1,318
Total revenue	2,259,331	102,322	517,762	(517,762)	2,361,653

Operating expenses:
Lease operating	58,069	—	—	—	58,069
Gathering and compression	424,295	—	49,272	(49,272)	424,295
Processing	499,910	—	—	—	499,910
Transportation	384,942	—	—	—	384,942
Water handling	—	—	61,196	(61,196)	—
Production and ad valorem taxes	85,434	—	—	—	85,434
Marketing	—	147,536	—	—	147,536
Exploration and mine expenses	1,506	—	—	—	1,506
General and administrative (excluding equity-based compensation)	84,632	—	20,683	(20,683)	84,632
Equity-based compensation	26,530	—	14,826	(14,826)	26,530
Depletion, depreciation and amortization	338,988	—	70,429	(70,429)	338,988
Impairment of property and equipment	31,270	—	—	—	31,270
Accretion of asset retirement obligations	2,082	—	88	(88)	2,082
Contract termination and other operating expenses	10,453	23,763	1,831	(1,831)	34,216
Loss (gain) on sale of assets	(311)	—	5,569	(5,569)	(311)
Total operating expenses	1,947,800	171,299	223,894	(223,894)	2,119,099
Operating income (loss)	$311,531	(68,977)	293,868	(293,868)	242,554

Equity in earnings of unconsolidated affiliates	$36,779	—	50,428	(50,428)	36,779

	Six Months Ended June 30, 2024
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream	Affiliate	Total
Revenue and other:
Natural gas sales	$848,701	—	—	—	848,701
Natural gas liquids sales	1,007,053	—	—	—	1,007,053
Oil sales	128,175	—	—	—	128,175
Commodity derivative fair value gains	3,861	—	—	—	3,861
Gathering, compression and water handling	—	—	548,846	(548,846)	—
Marketing	—	97,938	—	—	97,938
Amortization of deferred revenue, VPP	13,477	—	—	—	13,477
Other revenue and income	1,720	—	—	—	1,720
Total revenue	2,002,987	97,938	548,846	(548,846)	2,100,925

Operating expenses:
Lease operating	58,880	—	—	—	58,880
Gathering and compression	445,669	—	52,333	(52,333)	445,669
Processing	525,780	—	—	—	525,780
Transportation	364,274	—	—	—	364,274
Water handling	—	—	57,994	(57,994)	—
Production and ad valorem taxes	100,101	—	—	—	100,101
Marketing	—	130,620	—	—	130,620
Exploration	1,245	—	—	—	1,245
General and administrative (excluding equity-based compensation)	82,062	—	21,514	(21,514)	82,062
Equity-based compensation	33,228	—	20,926	(20,926)	33,228
Depletion, depreciation and amortization	343,590	—	74,671	(74,671)	343,590
Impairment of property and equipment	5,503	—	—	—	5,503
Accretion of asset retirement obligations	1,556	—	91	(91)	1,556
Loss on sale of assets	170	—	1,379	(1,379)	170
Contract termination, loss contingency and other operating expenses	5,076	—	934	(934)	5,076
Total operating expenses	1,967,134	130,620	229,842	(229,842)	2,097,754
Operating income (loss)	$35,853	(32,682)	319,004	(319,004)	3,171

Equity in earnings of unconsolidated affiliates	$44,228	—	55,127	(55,127)	44,228

Exploration and Production Segment

The following table sets forth selected operating data of the exploration and production segment:

	Six Months Ended		Amount of
	June 30,		Increase	Percent
	2023	2024	(Decrease)	Change
Production data (1) (2):
Natural gas (Bcf)	398	397	(1)	*
C2 Ethane (MBbl)	12,555	14,571	2,016	16%
C3+ NGLs (MBbl)	20,032	21,078	1,046	5%
Oil (MBbl)	1,802	1,987	185	10%
Combined (Bcfe)	604	623	19	3%
Daily combined production (MMcfe/d)	3,337	3,423	86	3%
Average prices before effects of derivative settlements (3):
Natural gas (per Mcf)	$2.78	2.14	(0.64)	(23)%
C2 Ethane (per Bbl) (4)	$9.73	8.84	(0.89)	(9)%
C3+ NGLs (per Bbl)	$38.49	41.67	3.18	8%
Oil (per Bbl)	$60.92	64.51	3.59	6%
Weighted Average Combined (per Mcfe)	$3.49	3.18	(0.31)	(9)%
Average realized prices after effects of derivative settlements (3):
Natural gas (per Mcf)	$2.76	2.15	(0.61)	(22)%
C2 Ethane (per Bbl) (4)	$9.73	8.84	(0.89)	(9)%
C3+ NGLs (per Bbl)	$38.43	41.74	3.31	9%
Oil (per Bbl)	$60.55	64.36	3.81	6%
Weighted Average Combined (per Mcfe)	$3.47	3.20	(0.27)	(8)%
Average costs (per Mcfe):
Lease operating	$0.10	0.09	(0.01)	(10)%
Gathering and compression	$0.70	0.72	0.02	3%
Processing	$0.83	0.84	0.01	1%
Transportation	$0.64	0.58	(0.06)	(9)%
Production and ad valorem taxes	$0.14	0.16	0.02	14%
Marketing expense, net	$0.07	0.05	(0.02)	(29)%
General and administrative (excluding equity-based compensation)	$0.14	0.13	(0.01)	(7)%
Depletion, depreciation, amortization and accretion	$0.56	0.55	(0.01)	(2)%

*Not meaningful

(1)	Production data excludes volumes related to the VPP.
(2)	Oil and NGLs production was converted at 6 Mcf per Bbl to calculate total Bcfe production and per Mcfe amounts. This ratio is an estimate of the equivalent energy content of the products and may not reflect their relative economic value.
(3)	Average prices reflect the before and after effects of our settled commodity derivatives. Our calculation of such after effects includes gains (losses) on settlements of commodity derivatives (but do not include payments from the derivative monetizations in 2023), which do not qualify for hedge accounting because we do not designate or document them as hedges for accounting purposes.
(4)	The average realized price for the six months ended June 30, 2023 and 2024 includes $7 million and $2 million, respectively, of proceeds related to a take-or-pay contract. Excluding the effect of these proceeds, the average realized price for ethane before and after the effects of derivatives for the six months ended June 30, 2023 and 2024 would have been $9.17 per Bbl and $8.72 per Bbl, respectively.

Natural gas sales. Revenues from sales of natural gas decreased from $1.1 billion for the six months ended June 30, 2023 to $849 million for the six months ended June 30, 2024, a decrease of $257 million, or 23%. Lower commodity prices (excluding the effects of derivative settlements) during the six months ended June 30, 2024 accounted for an approximate $255 million decrease in year-over-year natural gas sales revenue (calculated as the change in the year-to-year average price times current year production volumes). Higher natural gas production volumes accounted for an approximate $2 million increase in year-over-year natural gas sales revenue (calculated as the change in year-to-year volumes times the prior year average price).

NGLs sales. Revenues from sales of NGLs increased from $893 million for the six months ended June 30, 2023 to $1.0 billion for the six months ended June 30, 2024, an increase of $114 million, or 13%. Higher commodity prices (excluding the effects of derivative settlements) during the six months ended June 30, 2024 accounted for an approximate $54 million increase in year-over-year revenues (calculated as the change in the year-to-year average price times current year production volumes). Higher NGLs production volumes accounted for an approximate $60 million increase in year-over-year NGLs revenues (calculated as the change in year-to-year volumes times the prior year average price).

Oil sales. Revenues from sales of oil increased from $110 million for the six months ended June 30, 2023 to $128 million for the six months ended June 30, 2024, an increase of $18 million, or 17%. Higher oil prices, excluding the effects of derivative settlements, accounted for an approximate $7 million increase in year-over-year oil revenues (calculated as the change in the year-to-year average price times current year production volumes). Higher oil production volumes during the six months ended June 30, 2024 accounted for an approximate $11 million increase in year-over-year oil revenues (calculated as the change in year-to-year volumes times the prior year average price).

Commodity derivative fair value gains. Our commodity derivatives included variable price swap contracts, swaptions, basis swap contracts, call options and embedded put options. Because we do not designate these derivatives as accounting hedges, they do not receive hedge accounting treatment. Consequently, all mark-to-market gains or losses, as well as cash receipts or payments on settled derivative instruments, are recognized in our statements of operations. For the six months ended June 30, 2023 and 2024, our commodity hedges resulted in derivative fair value gains of $134 million and $4 million, respectively. For the six months ended June 30, 2023, commodity derivative fair value gains included $11 million of cash payments on settled commodity derivative losses and a $202 million cash payment for the early settlement of our swaption. For the six months ended June 30, 2024, commodity derivative fair value gains included $7 million of net cash proceeds for settled derivative gains.

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

Amortization of deferred revenue, VPP. Amortization of deferred revenues associated with the VPP decreased from $15 million for the six months ended June 30, 2023 to $13 million for the six months ended June 30, 2024, a decrease of $2 million or 11%, primarily due to lower production volumes attributable to the VPP properties between periods. Amortization of the deferred revenues associated with the VPP are recognized as the production volumes are delivered at $1.61 per MMBtu over the contractual term.

Lease operating expense. Lease operating expense increased from $58 million for the six months ended June 30, 2023 to $59 million for the six months ended June 30, 2024, primarily due to higher oilfield service costs. On a per-unit basis, lease operating expenses decreased from $0.10 per Mcfe for the six months ended June 30, 2023 to $0.09 per Mcfe for the six months ended June 30, 2024, primarily due to higher production volumes between periods, partially offset by higher overall costs during the six months ended June 30, 2024.

Gathering, compression, processing and transportation expense. Gathering, compression, processing and transportation expense remained consistent at $1.3 billion for the six months ended June 30, 2023 and 2024. This was primarily a result of the following:

●	Gathering and compression costs on a per unit basis increased from $0.70 per Mcfe for the six months ended June 30, 2023 to $0.72 per Mcfe for the six months ended June 30, 2024, primarily due to the expiration of the growth incentive fee rebate program on December 31, 2023 and annual CPI-based adjustments between periods. During the six months ended June 30, 2023, we earned fee rebates of $24 million under this program.
●	Processing costs on a per unit basis increased from $0.83 per Mcfe for the six months ended June 30, 2023 to $0.84 per Mcfe for the six months ended June 30, 2024, primarily due to increased costs for NGLs processing and transportation, which includes an annual CPI-based adjustment during the first quarter of 2024 and higher NGLs transportation fees.
●	Transportation costs on a per unit basis decreased from $0.64 per Mcfe for the six months ended June 30, 2023 to $0.58 per Mcfe for the six months ended June 30, 2024 primarily due to lower demand fees and lower fuel costs as a result of lower natural gas prices between periods.

Production and ad valorem tax expense.  Production and ad valorem taxes increased from $85 million for the six months ended June 30, 2023 to $100 million for the six months ended June 30, 2024, an increase of $15 million, or 17%, primarily due to higher ad valorem taxes and production volumes between periods, partially offset by lower natural gas prices during the six months ended June 30, 2024. Production and ad valorem taxes as a percentage of natural gas revenues increased from 8% for the six months ended June 30, 2023 to 12% for the six months ended June 30, 2024, primarily as a result of higher ad valorem taxes, which 2024 West Virginia ad valorem taxes are based on commodity prices during 2022.

General and administrative expense. General and administrative expense (excluding equity-based compensation expense) decreased from $85 million for the six months ended June 30, 2023 to $82 million for six months ended June 30, 2024, a decrease of $3 million, or 3%, primarily due to lower professional service fees between periods. General and administrative expense on a per unit basis (excluding equity-based compensation) decreased from $0.14 per Mcfe for the six months ended June 30, 2023 to $0.13 per Mcfe for the six months ended June 30, 2024 as a result of lower overall costs and increased production volumes between periods.

Equity-based compensation expense. Noncash equity-based compensation expense increased from $27 million for the six months ended June 30, 2023 to $33 million for the six months ended June 30, 2024, an increase of $6 million, or 25%. This increase was primarily due to annual equity-based awards granted in the first quarters of 2023 and 2024, partially offset by equity-based awards granted in prior years that were fully vested between periods. See Note 9—Equity-Based Compensation to the unaudited condensed consolidated financial statements for more information.

Depletion, depreciation and amortization expense. DD&A expense increased from $339 million for the six months ended June 30, 2023 to $344 million for the six months ended June 30, 2024, an increase of $5 million, or 1%, primarily due to higher production volumes between periods. On a per unit basis, DD&A expense remained relatively consistent at $0.56 and $0.55 per Mcfe for the six months ended June 30, 2023 and 2024, respectively.

Impairment of property and equipment. Impairment of oil and gas properties decreased from $31 million for the six months ended June 30, 2023 to $6 million for the six months ended June 30, 2024, a decrease of $25 million, primarily due to lower impairments of expiring leases between periods. During both periods, we recognized impairments primarily related to expiring leases as well as design and initial costs related to pads we no longer plan to place into service.

Contract termination, loss contingency and other operating expenses. Contract termination, loss contingency and other operating expenses attributable to our exploration and production segment decreased from $10 million for the six months ended June 30, 2023 to $5 million for the six months ended June 30, 2024. This decrease was primarily due to lower expense associated with the early termination of certain completion contracts between periods.

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

Net marketing expense decreased from $45 million, or $0.07 per Mcfe, for the six months ended June 30, 2023 to $33 million, or $0.05 per Mcfe, for the six months ended June 30, 2024, primarily due to lower firm transportation commitments between periods.

Marketing revenue. Marketing revenue decreased from $102 million for the six months ended June 30, 2023 to $98 million for the six months ended June 30, 2024, a decrease of $4 million, or 4%. This fluctuation primarily resulted from the following:

●	Natural gas marketing revenue decreased by $46 million between periods primarily due to lower natural gas marketing volumes and prices. Lower natural gas marketing volumes accounted for a $41 million decrease in year-over-year marketing revenues (calculated as the change in year-to-year volumes times the prior year average price), and lower natural gas prices accounted for a $5 million decrease in year-over-year marketing revenues (calculated as the change in the year-to-year average price times current year marketing volumes).
●	Oil marketing revenue increased by $37 million between periods primarily due to higher oil marketing volumes and prices. Higher oil marketing volumes accounted for a $24 million increase in year-over-year marketing revenues (calculated as the change in year-to-year volumes times the prior year average price), and higher oil prices accounted for a $13 million increase in year-over-year marketing revenues (calculated as the change in the year-to-year average price times current year marketing volumes).
●	NGLs marketing revenues were $3 million for the six months ended June 30, 2024. There were no NGLs marketing revenues for the six months ended June 30, 2023.

Marketing expense. Marketing expense decreased from $148 million for the six months ended June 30, 2023 to $131 million for the six months ended June 30, 2024, a decrease of $17 million, or 11%. Marketing expense includes the cost of third-party purchased natural gas, NGLs and oil as well as firm transportation costs, including costs related to current excess firm capacity. The cost of third-party natural gas purchases decreased $39 million, partially offset by oil and NGLs purchases increase of $31 million and $3 million, respectively. The total cost of third-party commodity purchases decreased primarily due to lower natural gas marketing volumes and prices between periods, partially offset by higher oil prices and marketing volumes during the six months ended June 30, 2024. Firm transportation costs decreased $12 million from $55 million for the six months ended June 30, 2023 to $43 million for the six months ended June 30, 2024, due to the reduction in firm transportation commitments between periods.

Contract termination, loss contingency and other operating expenses. Contract termination, loss contingency and other operating expenses attributable to our marketing segment for the six months ended June 30, 2023, relate to a $24 million payment for the early termination of our firm transportation commitment of 200,000 MMBtu per day on the Equitrans pipeline. Our marketing segment did not incur any contract termination, loss contingency and other operating expenses for the six months ended June 30, 2024.

Antero Midstream Segment

Antero Midstream revenue. Revenue from the Antero Midstream segment increased from $518 million for the six months ended June 30, 2023 to $549 million for the six months ended June 30, 2024, an increase of $31 million. This increase is primarily due to higher gathering and processing revenues of $46 million, partially offset by lower water handling revenues of $15 million. The increased gathering and processing revenues between periods is primarily a result of the expiration of the growth incentive fee rebate program on December 31, 2023, increased throughput and annual CPI-based gathering and compression rate adjustments between periods. The decreased water handling revenues between periods is primarily due to lower fresh water delivery volumes and lower water handling volumes that are billed at cost plus 3%, partially offset by higher blending volumes and an increased fresh water delivery rate due to an annual CPI-based adjustment during the six months ended June 30, 2024.

Antero Midstream operating expense. Total operating expense related to the Antero Midstream segment increased from $224 million for the six months ended June 30, 2023 to $230 million for the six months ended June 30, 2024, an increase of $6 million. This increase is primarily due to higher equity-based compensation expense and depreciation expense between periods, partially offset by lower interest expense during the six months ended June 30, 2024.

Items Not Allocated to Segments

Interest expense. Interest expense increased from $54 million for the six months ended June 30, 2023 to $63 million for the six months ended June 30, 2024, an increase of $9 million or 17%, primarily due to higher average Prior Credit Facility borrowings between periods and higher benchmark interest rates during the six months ended June 30, 2024.

Income tax expense (benefit). For the six months ended June 30, 2023, we had income tax expense of $32 million, with an effective tax rate of 14%, related to our income before income taxes of $226 million. For the six months ended June 30, 2024, we had an income tax benefit of $3 million, with an effective tax rate of 21%, related to our loss before income taxes of $15 million. The increase in the effective tax rate between periods was primarily due to the effects of noncontrolling interests and our income (loss) before income taxes.

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

Based on strip prices as of June 30, 2024, we believe that net cash provided by operating activities and available borrowings under the Credit Facility will be sufficient to meet our cash requirements, including normal operating needs, debt service obligations, capital expenditures and commitments and contingencies for at least the next 12 months.

Cash Flows

The following table summarizes our cash flows (in thousands):

	Six Months Ended June 30,
	2023	2024
Net cash provided by operating activities	$499,165	405,109
Net cash used in investing activities	(638,040)	(414,125)
Net cash provided by financing activities	138,875	9,016
Net increase in cash and cash equivalents	$—	—

Operating activities. Net cash provided by operating activities was $499 million and $405 million for the six months ended June 30, 2023 and 2024, respectively. Net cash provided by operating activities decreased between periods primarily due to lower natural gas prices, changes in working capital and higher gathering, compression, processing and transportation expenses, partially offset by a $202 million payment for early settlement of our swaption agreement in the six months ended June 30, 2023.

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

Investing activities. Net cash used in investing activities decreased from $638 million for the six months ended June 30, 2023 to $414 million for the six months ended June 30, 2024, primarily due to a decrease in drilling and completions activity as a result of lower rig and completion crew counts between periods, and decreased leasing activity during the six months ended June 30, 2024.

Financing activities. Net cash provided by financing activities decreased from $139 million for the six months ended June 30, 2023 to $9 million for the six months ended June 30, 2024. The decrease between periods is primarily due to lower net borrowings on our Prior Credit Facility of $246 million, partially offset by decreased share repurchases of $75 million and decreased distributions to the noncontrolling interests in Martica of $40 million between periods.

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

For the three months ended June 30, 2024, our total consolidated capital expenditures were $188 million, including drilling and completion costs of $164 million, leasehold acquisitions of $21 million and other capital expenditures of $3 million. For the six months ended June 30, 2024, our total consolidated capital expenditures were $407 million, including drilling and completion costs of $351 million, leasehold acquisitions of $47 million and other capital expenditures of $9 million.

Debt Agreements

See Note 7—Long Term Debt to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2023 Form 10-K for information on our debt agreements.

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

Based on future prices as of June 30, 2024, the estimated undiscounted future net cash flows exceeded the carrying amount and no further evaluation was required. We have not recorded any impairment expenses associated with our proved properties during the three and six months ended June 30, 2023 and 2024.

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

We may enter into financial derivative instruments for a portion of our natural gas, NGLs and oil production when circumstances warrant and management believes that favorable future prices can be secured in order to mitigate some of the potential negative impact on our cash flows caused by changes in commodity prices. Due to our improved liquidity and leverage position as compared to historical levels, the percentage of our expected production that we hedge has decreased. For the three and six months ended June 30, 2023 and 2024, substantially all of our production was unhedged. Our financial hedging activities may include commodity fixed price swaps, basis swaps, collars or other similar instruments related to the price risk associated with our production. These contracts are financial instruments and do not require or allow for physical delivery of the hedged commodity. As of June 30, 2024, our commodity derivatives included fixed swaps, basis differential swaps, call options and embedded put options at index-based pricing for a portion of our production. See Note 11—Derivative Instruments to our unaudited condensed consolidated financial statements for more information.

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

Under the Prior Credit Facility, we are permitted to hedge up to 75% of our projected production for the next 60 months. We may enter into hedge contracts with a term greater than 60 months, and for no longer than 72 months, for up to 65% of our estimated production. Based on our production and our derivative instruments that settled during the six months ended June 30, 2024, our revenues would have decreased by $75 million for each $0.10 decrease per MMBtu in natural gas prices and $1.00 decrease per Bbl in oil and NGLs prices, excluding the effects of changes in the fair value of our derivative positions which remain open as of June 30, 2024.

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

Mark-to-market adjustments of derivative instruments cause earnings volatility but have no cash flow impact relative to changes in market prices until the derivative contracts are settled or monetized prior to settlement. We expect continued volatility in the fair value of our derivative instruments. Our cash flows are impacted when the associated derivative contracts are settled or monetized by making or receiving payments to or from the counterparty. As of December 31, 2023 and June 30, 2024, the estimated fair value of our commodity derivative instruments was a net liability $37 million and $41 million, respectively, comprised of current and noncurrent assets and liabilities.

Counterparty and Customer Credit Risk

Our principal exposures to credit risk are through receivables resulting from the following: the sale of our natural gas, NGLs and oil production ($363 million as of June 30, 2024), which we market to energy companies, end users and refineries, and commodity derivative contracts ($6 million as of June 30, 2024).

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

In addition, we are exposed to the credit risk of our counterparties for our derivative instruments. Credit risk is the potential failure of a counterparty to perform under the terms of a derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions that management deems to be competent and competitive market makers. The creditworthiness of our counterparties is subject to periodic review. As of June 30, 2024, we have commodity hedges in place with four different counterparties, three of which are lenders under the Prior Credit Facility. We did not have any derivative assets with bank counterparties under our Prior Credit Facility as of June 30, 2024. The estimated fair value of our commodity derivative assets has been risk-adjusted using a discount rate based upon the counterparties’ respective published credit default swap rates (if available, or if not available, a discount rate based on the applicable Reuters bond rating) as of June 30, 2024. We believe that all of the counterparties to our derivative instruments are acceptable credit risks as of June 30, 2024. Other than as provided by the Prior Credit Facility, we are not required to provide credit support or collateral to any of our counterparties under our derivative contracts, nor are they required to provide credit support to us. As of June 30, 2024, we did not have any past-due receivables from, or payables to, any of the counterparties to our derivative contracts.

Interest Rate Risks

Our primary exposure to interest rate risk results from outstanding borrowings under the Credit Facility, which has a floating interest rate. The average annualized interest rate incurred on the Prior Credit Facility for borrowings during the six months ended June 30, 2024 was 7.71%. We estimate that a 1.0% increase in the applicable average interest rates for the six months ended June 30, 2024 would have resulted in an estimated $2 million increase in interest expense.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2024 at a level of reasonable assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities

Issuer Purchases of Equity Securities

The following table sets forth our share purchase activity for each period presented:

			Total Number	Approximate
			of Shares	Dollar Value
			Repurchased	of Shares
			as Part of	that May
	Total Number		Publicly	Yet be Purchased
	of Shares	Average Price	Announced	Under the Plan
Period	Purchased (1)	Paid Per Share	Plans	($ in thousands)
April 1, 2024 - April 30, 2024	433,432	$29.00	—	$1,050,901
May 1, 2024 - May 31, 2024	140,232	33.95	—	1,050,901
June 1, 2024 - June 30, 2024	—	—	—	1,050,901
Total	573,664	$30.21	—
(1)	The total number of shares purchased includes shares of our common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of equity-based awards held by our employees.

Item 4. Mine Safety Disclosures

The required disclosure under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 C.F.R Section 229.104) is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.

Item 5. Other Information

Amended and Restated Credit Facility

On July 30, 2024, we entered into an amendment and restatement of our senior revolving credit facility. A description of the New Credit Facility is included in Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements and is incorporated into this Item 5. The description of the New Credit Facility is a summary and is qualified in its entirety by the terms of the New Credit Facility. A copy of the New Credit Facility is filed as Exhibit 10.2 hereto, and is incorporated herein by reference.

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

10.1

Amended and Restated Antero Resources Corporation 2020 Long Term Incentive Plan, dated June 5, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-36120) filed on June 6, 2024).

10.2	Amended and Restated Credit Agreement, dated as of July 30, 2024, among Antero Resources Corporation, as Borrower, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.
31.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350).
95.1*	Federal Mine Safety and Health Act Information.
101*

The following financial information from this Quarterly Report on Form 10-Q of Antero Resources Corporation for the quarter ended June 30, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

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

ANTERO RESOURCES CORPORATION

By:	/s/ MICHAEL N. KENNEDY
Michael N. Kennedy
Chief Financial Officer and Senior Vice President – Finance

Date:	July 31, 2024