Form 10-Q
period 2024-09-30
ANTERO RESOURCES Corp
filed 2024-10-30
CIK 1433270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Number of shares of the registrant’s common stock outstanding as of October 25, 2024 (in thousands): 311,164

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

PART I—FINANCIAL INFORMATION

ANTERO RESOURCES CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

		(Unaudited)
	December 31,	September 30,
	2023	2024
Assets
Current assets:
Accounts receivable	$42,619	26,156
Accrued revenue	400,805	319,177
Derivative instruments	5,175	4,706
Prepaid expenses	12,901	7,042
Other current assets	14,192	11,565
Total current assets	475,692	368,646
Property and equipment:
Oil and gas properties, at cost (successful efforts method):
Unproved properties	974,642	960,116
Proved properties	13,908,804	14,309,543
Gathering systems and facilities	5,802	5,802
Other property and equipment	98,668	105,317
	14,987,916	15,380,778
Less accumulated depletion, depreciation and amortization	(5,063,274)	(5,447,104)
Property and equipment, net	9,924,642	9,933,674
Operating leases right-of-use assets	2,965,880	2,658,288
Derivative instruments	5,570	2,507
Investment in unconsolidated affiliate	222,255	226,860
Other assets	25,375	33,643
Total assets	$13,619,414	13,223,618
Liabilities and Equity
Current liabilities:
Accounts payable	$38,993	37,096
Accounts payable, related parties	86,284	92,720
Accrued liabilities	381,340	316,059
Revenue distributions payable	361,782	328,353
Derivative instruments	15,236	15,989
Short-term lease liabilities	540,060	505,652
Deferred revenue, VPP	27,101	25,709
Other current liabilities	1,295	2,377
Total current liabilities	1,452,091	1,323,955
Long-term liabilities:
Long-term debt	1,537,596	1,622,316
Deferred income tax liability, net	834,268	831,972
Derivative instruments	32,764	17,780
Long-term lease liabilities	2,428,450	2,148,608
Deferred revenue, VPP	60,712	41,816
Other liabilities	59,431	55,839
Total liabilities	6,405,312	6,042,286
Commitments and contingencies
Equity:
Stockholders' equity:
Preferred stock, $0.01 par value; authorized - 50,000 shares; none issued	—	—
Common stock, $0.01 par value; authorized - 1,000,000 shares; 303,544 and 311,031 shares issued and outstanding as of December 31, 2023 and September 30, 2024, respectively	3,035	3,110
Additional paid-in capital	5,846,541	5,894,786
Retained earnings	1,131,828	1,082,066
Total stockholders' equity	6,981,404	6,979,962
Noncontrolling interests	232,698	201,370
Total equity	7,214,102	7,181,332
Total liabilities and equity	$13,619,414	13,223,618

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,
	2023	2024
Revenue and other:
Natural gas sales	$516,214	425,802
Natural gas liquids sales	482,570	504,200
Oil sales	62,629	52,724
Commodity derivative fair value gains	3,448	18,368
Marketing	53,068	47,160
Amortization of deferred revenue, VPP	7,701	6,812
Other revenue and income	546	854
Total revenue	1,126,176	1,055,920
Operating expenses:
Lease operating	33,484	29,597
Gathering, compression, processing and transportation	671,886	685,183
Production and ad valorem taxes	32,258	47,423
Marketing	69,542	62,144
Exploration	591	671
General and administrative (including equity-based compensation expense of $18,458 and $16,065 in 2023 and 2024, respectively)	58,425	54,627
Depletion, depreciation and amortization	176,259	170,197
Impairment of property and equipment	13,476	13,455
Accretion of asset retirement obligations	889	998
Contract termination, loss contingency and settlements	13,659	(1,517)
Gain on sale of assets	(136)	(1,297)
Other operating expense	111	342
Total operating expenses	1,070,444	1,061,823
Operating income (loss)	55,732	(5,903)
Other income (expense):
Interest expense, net	(31,634)	(28,278)
Equity in earnings of unconsolidated affiliate	22,207	25,634
Loss on early extinguishment of debt	—	(528)
Total other expense	(9,427)	(3,172)
Income (loss) before income taxes	46,305	(9,075)
Income tax expense	(13,663)	(1,212)
Net income (loss) and comprehensive income (loss) including noncontrolling interests	32,642	(10,287)
Less: net income and comprehensive income attributable to noncontrolling interests	14,834	10,157
Net income (loss) and comprehensive income (loss) attributable to Antero Resources Corporation	$17,808	(20,444)

Net income (loss) per common share—basic	$0.06	(0.07)
Net income (loss) per common share—diluted	$0.06	(0.07)

Weighted average number of common shares outstanding:
Basic	300,141	311,025
Diluted	311,534	311,025

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(In thousands, except per share amounts)

	Nine Months Ended September 30,
	2023	2024
Revenue and other:
Natural gas sales	$1,621,659	1,274,503
Natural gas liquids sales	1,375,738	1,511,253
Oil sales	172,402	180,899
Commodity derivative fair value gains	137,924	22,229
Marketing	155,390	145,098
Amortization of deferred revenue, VPP	22,852	20,289
Other revenue and income	1,864	2,574
Total revenue	3,487,829	3,156,845
Operating expenses:
Lease operating	91,553	88,477
Gathering, compression, processing and transportation	1,981,033	2,020,906
Production and ad valorem taxes	117,692	147,524
Marketing	217,078	192,764
Exploration and mine expenses	2,097	1,916
General and administrative (including equity-based compensation expense of $44,988 and $49,293 in 2023 and 2024, respectively)	169,587	169,917
Depletion, depreciation and amortization	515,247	513,787
Impairment of property and equipment	44,746	18,958
Accretion of asset retirement obligations	2,971	2,554
Contract termination, loss contingency and settlements	47,650	3,531
Gain on sale of assets	(447)	(1,127)
Other operating expense	336	370
Total operating expenses	3,189,543	3,159,577
Operating income (loss)	298,286	(2,732)
Other income (expense):
Interest expense, net	(85,262)	(91,146)
Equity in earnings of unconsolidated affiliate	58,986	69,862
Loss on early extinguishment of debt	—	(528)
Loss on convertible note inducement	(86)	—
Total other expense	(26,362)	(21,812)
Income (loss) before income taxes	271,924	(24,544)
Income tax benefit (expense)	(46,013)	2,089
Net income (loss) and comprehensive income (loss) including noncontrolling interests	225,911	(22,455)
Less: net income and comprehensive income attributable to noncontrolling interests	77,756	27,307
Net income (loss) and comprehensive income (loss) attributable to Antero Resources Corporation	$148,155	(49,762)

Net income (loss) per common share—basic	$0.50	(0.16)
Net income (loss) per common share—diluted	$0.48	(0.16)

Weighted average number of common shares outstanding:
Basic	298,461	308,932
Diluted	310,958	308,932

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands)

			Additional
	Common Stock		Paid-in	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Interests	Equity
Balances, December 31, 2022	297,393	$2,974	5,838,848	913,896	(34)	$(1,160)	262,596	7,017,154
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	514	5	(11,464)	—	—	—	—	(11,459)
Conversion of 2026 Convertible Notes	4,030	40	17,132	—	—	—	—	17,172
Repurchases and retirements of common stock	(2,616)	(26)	(51,503)	(24,987)	34	1,160	—	(75,356)
Equity-based compensation	—	—	13,018	—	—	—	—	13,018
Distributions to noncontrolling interests	—	—	—	—	—	—	(51,339)	(51,339)
Net income and comprehensive income	—	—	—	213,431	—	—	47,771	261,202
Balances, March 31, 2023	299,321	2,993	5,806,031	1,102,340	—	—	259,028	7,170,392
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	1,038	11	(15,909)	—	—	—	—	(15,898)
Equity-based compensation	—	—	13,512	—	—	—	—	13,512
Distributions to noncontrolling interests	—	—	—	—	—	—	(31,745)	(31,745)
Net income (loss) and comprehensive income (loss)	—	—	—	(83,084)	—	—	15,151	(67,933)
Balances, June 30, 2023	300,359	3,004	5,803,634	1,019,256	—	—	242,434	7,068,328
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	25	—	(86)	—	—	—	—	(86)
Conversion of 2026 Convertible Notes	2	—	7	—	—	—	—	7
Equity-based compensation	—	—	18,458	—	—	—	—	18,458
Distributions to noncontrolling interests	—	—	—	—	—	—	(21,161)	(21,161)
Net income and comprehensive income	—	—	—	17,808	—	—	14,834	32,642
Balances, September 30, 2023	300,386	$3,004	5,822,013	1,037,064	—	$—	236,107	7,098,188

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands)

			Additional
	Common Stock		Paid-in	Retained	Treasury Stock		Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Interests	Equity
Balances, December 31, 2023	303,544	$3,035	5,846,541	1,131,828	—	$—	232,698	7,214,102
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	552	6	(9,030)	—	—	—	—	(9,024)
Conversion of 2026 Convertible Notes	6,074	61	25,990	—	—	—	—	26,051
Equity-based compensation	—	—	16,077	—	—	—	—	16,077
Distributions to noncontrolling interests	—	—	—	—	—	—	(23,617)	(23,617)
Net income and comprehensive income	—	—	—	36,345	—	—	11,942	48,287
Balances, March 31, 2024	310,170	3,102	5,879,578	1,168,173	—	—	221,023	7,271,876
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	818	8	(17,339)	—	—	—	—	(17,331)
Equity-based compensation	—	—	17,151	—	—	—	—	17,151
Distributions to noncontrolling interests	—	—	—	—	—	—	(19,282)	(19,282)
Net income (loss) and comprehensive income (loss)	—	—	—	(65,663)	—	—	5,208	(60,455)
Balances, June 30, 2024	310,988	3,110	5,879,390	1,102,510	—	—	206,949	7,191,959
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	43	—	(669)	—	—	—	—	(669)
Equity-based compensation	—	—	16,065	—	—	—	—	16,065
Distributions to noncontrolling interest	—	—	—	—	—	—	(15,736)	(15,736)
Net income (loss) and comprehensive income (loss)	—	—	—	(20,444)	—	—	10,157	(10,287)
Balances, September 30, 2024	311,031	$3,110	5,894,786	1,082,066	—	$—	201,370	7,181,332

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2023	2024
Cash flows provided by (used in) operating activities:
Net income (loss) including noncontrolling interests	$225,911	(22,455)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, amortization and accretion	518,218	516,341
Impairments	44,746	18,958
Commodity derivative fair value gains	(137,924)	(22,229)
Gains (losses) on settled commodity derivatives	(16,511)	11,530
Payments for derivative monetizations	(202,339)	—
Deferred income tax expense (benefit)	45,914	(2,295)
Equity-based compensation expense	44,988	49,293
Equity in earnings of unconsolidated affiliate	(58,986)	(69,862)
Dividends of earnings from unconsolidated affiliate	93,854	93,883
Amortization of deferred revenue	(22,852)	(20,289)
Amortization of debt issuance costs and other	2,601	1,900
Settlement of asset retirement obligations	(633)	(3,171)
Contract termination, loss contingency and settlements	11,901	5,143
Gain on sale of assets	(447)	(1,127)
Loss on early extinguishment of debt	—	528
Loss on convertible note inducement	86	—
Changes in current assets and liabilities:
Accounts receivable	(1,440)	16,463
Accrued revenue	334,294	81,628
Prepaid expenses and other current assets	32,584	8,486
Accounts payable including related parties	12,236	4,277
Accrued liabilities	(118,316)	(63,395)
Revenue distributions payable	(129,966)	(33,429)
Other current liabilities	4,627	1,108
Net cash provided by operating activities	682,546	571,286
Cash flows provided by (used in) investing activities:
Additions to unproved properties	(139,121)	(69,033)
Drilling and completion costs	(759,852)	(509,303)
Additions to other property and equipment	(13,073)	(10,128)
Proceeds from asset sales	447	7,484
Change in other assets	(2,538)	(7,271)
Net cash used in investing activities	(914,137)	(588,251)
Cash flows provided by (used in) financing activities:
Repurchases of common stock	(75,356)	—
Borrowings on Credit Facility	3,503,000	3,331,800
Repayments on Credit Facility	(3,063,700)	(3,222,300)
Payment of debt issuance costs	—	(6,064)
Convertible note inducement	(86)	—
Distributions to noncontrolling interests in Martica Holdings LLC	(104,245)	(58,635)
Employee tax withholding for settlement of equity-based compensation awards	(27,443)	(27,024)
Other	(579)	(812)
Net cash provided by financing activities	231,591	16,965
Net increase in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	—

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$100,067	109,444
Decrease in accounts payable and accrued liabilities for additions to property and equipment	$(22,300)	(4,574)

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

These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, and, accordingly, do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of December 31, 2023 and September 30, 2024, results of operations for the three and nine months ended September 30, 2023 and 2024 and cash flows for the nine months ended September 30, 2023 and 2024. The Company has no items of other comprehensive income or loss; therefore, its net income or loss is equal to its comprehensive income or loss. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the full year because of the impact of fluctuations in prices received for natural gas, NGLs and oil, natural production declines, the uncertainty of exploration and development drilling results, fluctuations in the fair value of derivative instruments and other factors.

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

The Company considers all liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these instruments. From time to time, the Company may be in the position of a “book overdraft” in which outstanding checks exceed cash and cash equivalents. The Company classifies book overdrafts in accounts payable and revenue distributions payable within its condensed consolidated balance sheets, and classifies the change in accounts payable associated with book overdrafts as an operating activity within its unaudited condensed consolidated statements of cash flows. As of December 31, 2023, the book overdrafts included within accounts payable and revenue distributions payable were $11 million and $19 million, respectively. As of September 30, 2024, the book overdrafts included within accounts payable and revenue distributions payable were $6 million and $18 million, respectively.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

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

The following is a reconciliation of the Company’s income (loss) attributable to common stockholders for basic and diluted net income (loss) per common share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2024	2023	2024
Net income (loss) attributable to Antero Resources Corporation—common shareholders	$17,808	(20,444)	148,155	(49,762)
Add: Interest expense for 2026 Convertible Notes	470	—	1,555	—
Less: Tax-effect of interest expense for 2026 Convertible Notes	(101)	—	(334)	—
Net income (loss) attributable to Antero Resources Corporation—common shareholders and assumed conversions	$18,177	(20,444)	149,376	(49,762)

Net income (loss) per common share—basic	$0.06	(0.07)	0.50	(0.16)
Net income (loss) per common share—diluted	$0.06	(0.07)	0.48	(0.16)

Weighted average common shares outstanding—basic	300,141	311,025	298,461	308,932
Weighted average common shares outstanding—diluted	311,534	311,025	310,958	308,932

The following is a reconciliation of the Company’s basic weighted average common shares outstanding to diluted weighted average common shares outstanding during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Basic weighted average number of common shares outstanding	300,141	311,025	298,461	308,932
Add: Dilutive effect of RSUs	1,213	—	1,419	—
Add: Dilutive effect of PSUs	1,105	—	1,080	—
Add: Dilutive effect of 2026 Convertible Notes	9,075	—	9,998	—
Diluted weighted average number of common shares outstanding	311,534	311,025	310,958	308,932

Weighted average number of outstanding securities excluded from calculation of diluted net income (loss) per common share (1):
RSUs	1,128	3,274	1,267	3,526
PSUs	100	1,675	199	1,790
Stock options	323	257	324	258
2026 Convertible Notes	—	—	—	1,615
(1)	The potential dilutive effects of these securities were excluded from the computation of net income (loss) per common share—diluted because the inclusion of these securities would have been anti-dilutive.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(e)	Income Taxes

The Company recognizes deferred tax assets and liabilities for temporary differences resulting from net operating loss carryforwards for income tax purposes and the differences between the financial statement and tax basis of assets and liabilities. The effect of changes in tax laws or tax rates is recognized during the period such changes are enacted. The effect of tax credits related to historical periods is recognized during the period when such credit is claimed on a filed tax return.

The Company commissioned a multi-year research and development (“R&D”) tax credit study related to the Company’s drilling and completion methods that is expected to favorably impact the Company’s effective tax rate and future tax obligations when the results are recorded. The R&D tax study is expected to be finalized and filed on the Company’s federal and state tax returns, as applicable, during the fourth quarter of 2024.

(f)	Recently Issued Accounting Standards

Reportable Segments

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 is intended to improve reportable segment disclosures primarily through enhanced disclosure of reportable segment expenses. This ASU is effective for annual reporting periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. ASU 2023-07 is required to be applied retrospectively to all prior periods presented in the financial statements. The Company is evaluating the impact that ASU 2023-07 will have on the financial statements. The Company plans to adopt ASU 2023-07 in the Annual Report on Form 10-K for the year ending December 31, 2024.

Income Taxes

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 is intended to improve income tax disclosures primarily through enhanced disclosure of income tax rate reconciliation items, and disaggregation of income (loss) from continuing operations, income tax expense (benefit) and income taxes paid, net disclosures by federal, state and foreign jurisdictions, among others. This ASU is effective for annual reporting periods beginning after December 15, 2024, and early adoption is permitted. ASU 2023-09 should be applied on a prospective basis, although retrospective application is permitted. The Company is evaluating the impact that ASU 2023-09 will have on the financial statements and the transition method it plans to use for adoption. The Company plans to adopt ASU 2023-09 in the Annual Report on Form 10-K for the year ending December 31, 2025.

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Sixth Street no longer has the right to participate in any new wells, and Martica reconveyed the Development Override to the Company, except for the portion relating to wells turned to sales prior to April 1, 2023.

The ORRIs also include an additional overriding royalty interest of 2.00% of the Company’s working interest in the properties underlying the Initial PDP Override (the “Incremental Override”). The Incremental Override (or a portion thereof, as applicable) could be re-conveyed to the Company (at the Company’s election) if certain production targets attributable to the ORRIs were achieved through March 31, 2023. Any portion of the Incremental Override that could not be re-conveyed to the Company based on the Company failing to achieve such production volumes through March 31, 2023 will remain with Martica. As of March 31, 2023, 24% of the Incremental Override (or a 0.48% overriding royalty interest) will remain with Martica.

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

The Company has accounted for the drilling partnership as a conveyance under FASB Accounting Standards Codification (“ASC”) Topic 932, Extractive Activities—Oil and Gas, and such conveyances are recorded in the unaudited condensed consolidated financial statements as QL obtains its proportionate working interest in each well. No gain or loss was recognized for the interests conveyed during the three and nine months ended September 30, 2023 and 2024.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2024	2023	2024	Reportable Segment
Revenues from contracts with customers:
Natural gas sales	$516,214	425,802	1,621,659	1,274,503	Exploration and production
Natural gas liquids sales (ethane)	78,551	58,483	200,764	187,277	Exploration and production
Natural gas liquids sales (C3+ NGLs)	404,019	445,717	1,174,974	1,323,976	Exploration and production
Oil sales	62,629	52,724	172,402	180,899	Exploration and production
Marketing	53,068	47,160	155,390	145,098	Marketing
Other revenue	—	276	540	822	Exploration and production
Total revenue from contracts with customers	1,114,481	1,030,162	3,325,729	3,112,575
Income from derivatives, deferred revenue and other sources, net	11,695	25,758	162,100	44,270
Total revenue	$1,126,176	1,055,920	3,487,829	3,156,845

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

Under the Company’s sales contracts, the Company invoices customers after its performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company’s contracts do not give rise to contract assets or liabilities. As of December 31, 2023 and September 30, 2024, the Company’s receivables from contracts with customers were $401 million and $319 million, respectively.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(5) Equity Method Investment

As of December 31, 2023 and September 30, 2024, Antero owned 29.0% and 28.9%, respectively, of Antero Midstream’s common stock, which is reflected in Antero’s unaudited condensed consolidated financial statements using the equity method of accounting.

The following table sets forth a reconciliation of Antero’s investment in unconsolidated affiliate (in thousands):

Balance as of December 31, 2023 (1)	$222,255
Additional investments (2)	1,936
Equity in earnings of unconsolidated affiliate	69,862
Dividends from unconsolidated affiliate	(93,883)
Elimination of intercompany profit	26,690
Balance as of September 30, 2024 (1)	$226,860
(1)	The fair value of the Company’s investment in Antero Midstream as of December 31, 2023 and September 30, 2024 was $1.7 billion and $2.1 billion, respectively, based on the quoted market share price of Antero Midstream.
(2)	During the three months ended September 30, 2024, the Company received 0.1 million additional shares of Antero Midstream common stock as part of a judgment in a legal proceeding with an unaffiliated third-party.

(6) Accrued Liabilities

Accrued liabilities consisted of the following items (in thousands):

		(Unaudited)
	December 31,	September 30,
	2023	2024
Capital expenditures	$38,848	32,764
Gathering, compression, processing and transportation expenses	160,758	156,810
Marketing expenses	36,428	18,691
Interest expense, net	33,066	13,046
Production and ad valorem taxes	51,516	31,719
General and administrative expense	35,641	33,677
Derivative settlements payable	1,037	31
Other	24,046	29,321
Total accrued liabilities	$381,340	316,059

(7) Long-Term Debt

Long-term debt consisted of the following items (in thousands):

		(Unaudited)
	December 31,	September 30,
	2023	2024
Credit Facility (a)	$417,200	526,700
8.375% senior notes due 2026 (b)	96,870	96,870
7.625% senior notes due 2029 (c)	407,115	407,115
5.375% senior notes due 2030 (d)	600,000	600,000
4.25% convertible senior notes due 2026 (e)	26,386	—
Total principal	1,547,571	1,630,685
Unamortized debt issuance costs	(9,975)	(8,369)
Long-term debt	$1,537,596	1,622,316

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(a)	Credit Facility

Antero Resources has a senior revolving credit facility with a consortium of bank lenders. References to the (i) “Secured Credit Facility” (defined below) refer to the credit facility in effect for periods prior to July 30, 2024, (ii) “Unsecured Credit Facility” (defined below) refer to the credit facility in effect on or after July 30, 2024 and (iii) “Credit Facility” refer to the Secured Credit Facility and Unsecured Credit Facility, collectively.

Senior Unsecured Revolving Credit Facility

On July 30, 2024, Antero Resources entered into an amendment and restatement of its senior revolving credit facility with a consortium of bank lenders (“Unsecured Credit Facility”). Borrowings are unsecured and are not guaranteed by any of Antero Resources’ subsidiaries. As of September 30, 2024, the Unsecured Credit Facility had lender commitments of $1.65 billion and available borrowing capacity of $1.0 billion. The Unsecured Credit Facility matures on July 30, 2029 (the “Maturity Date”), provided that Antero Resources may request two one-year extensions of the Maturity Date, subject to satisfaction of certain conditions and consent of the extending lenders. Commitments under the Unsecured Credit Facility may be increased by up to $500 million subject to the agreement of Antero Resources and its lenders.

The Unsecured Credit Facility contains a financial maintenance covenant with respect to Antero Resources’ total indebtedness to capitalization ratio not to exceed 65% at the end of any fiscal quarter, and certain covenants, including restrictions on its ability to incur liens or debt, subject in each case to certain significant exceptions. Antero Resources was in compliance with the financial covenant under the Unsecured Credit Facility as of September 30, 2024.

The Unsecured Credit Facility provides for borrowing at either an Adjusted Term Secured Overnight Financing Rate (“SOFR”), an Adjusted Daily Simple SOFR or an Alternate Base Rate, in each case, plus an Applicable Margin (each as defined in the Unsecured Credit Facility). The Unsecured Credit Facility provides for interest only payments until maturity at which time all outstanding borrowings are due. Interest is payable at a variable rate based on SOFR or the Alternate Base Rate, determined by election at the time of borrowing, plus an Applicable Margin under the Unsecured Credit Facility. The Applicable Margin is determined with reference to Antero Resources’ then-current credit ratings ranging from 1.125% to 2.00% for SOFR loans. Commitment fees on the unused portion of the Unsecured Credit Facility are due quarterly at rates ranging from 0.125% to 0.300% with respect to the Unsecured Credit Facility, determined with reference to Antero Resources’ then-current credit ratings.

The proceeds of the loans made under the Unsecured Credit Facility may be used (i) to pay fees and expenses incurred in connection with the transactions related thereto and the refinancing of the Secured Credit Facility (defined below) and (ii) to finance working capital needs, and for other general corporate purposes, of Antero Resources and its subsidiaries.

As of September 30, 2024, Antero Resources had an outstanding balance under the Unsecured Credit Facility of $527 million, with a weighted average interest rate of 6.47%, and outstanding letters of credit of $120 million.

Senior Secured Revolving Credit Facility

On October 26, 2021, Antero Resources entered into an amended and restated senior secured revolving credit facility (the “Credit Facility”) with a consortium of bank lenders (“Secured Credit Facility”). Borrowings were secured by substantially all of the assets of Antero Resources and certain of its subsidiaries, were subject to borrowing base limitations based on the collateral value of Antero Resources’ assets and were subject to regular semi-annual redeterminations. As of December 31, 2023, the Secured Credit Facility had a borrowing base of $3.5 billion with lender commitments of $1.6 billion. The borrowing base was re-affirmed in the semi-annual redetermination in April 2024. The Secured Credit Facility was refinanced in full and terminated upon the closing of the Unsecured Credit Facility on July 30, 2024.

The Secured Credit Facility contained requirements with respect to leverage and current ratios, and certain covenants, including restrictions on our ability to incur debt and limitations on our ability to pay dividends unless certain customary conditions are met, in each case, subject to customary carve-outs and exceptions. Antero Resources was in compliance with all of the financial covenants under the Secured Credit Facility as of December 31, 2023.

The Secured Credit Facility provided for borrowing at either an Adjusted Term SOFR, an Adjusted Daily Simple SOFR or an Alternate Base Rate, in each case, plus an Applicable Margin (each as defined in the Secured Credit Facility). The Secured Credit Facility provided for interest only payments until maturity at which time all outstanding borrowings would be due. Interest was payable at a variable rate based on SOFR or the Alternate Base Rate, determined by election at the time of

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

borrowing, plus an Applicable Margin under the Secured Credit Facility. The Applicable Margin was determined with reference to Antero Resources’ then-current leverage ratio subject to certain exceptions, which for SOFR loans ranged from 1.75% to 2.75% during a non-investment grade period (based on utilization of the Secured Credit Facility) and 1.25% and 1.875% during an investment grade period (based on a ratings grid). Commitment fees on the unused portion of the Secured Credit Facility were due quarterly at rates ranging from 0.375% to 0.500% with respect to the Secured Credit Facility, determined with reference to borrowing base utilization, subject to certain exceptions based on the leverage ratio then in effect. The Secured Credit Facility included fall away covenants, lower interest rates and reduced collateral requirements that Antero Resources could elect if Antero Resources was assigned an Investment Grade Rating (as defined in the Secured Credit Facility).

As of December 31, 2023, Antero Resources had an outstanding balance under the Secured Credit Facility of $417 million, with a weighted average interest rate of 7.71%, and outstanding letters of credit of $501 million.

(b)	8.375% Senior Notes Due 2026

On January 4, 2021, Antero Resources issued $500 million of 8.375% senior notes due July 15, 2026 (the “2026 Notes”) at par. The Company redeemed or otherwise repurchased $403 million principal amount of the 2026 Notes during 2021 and 2022, and as of September 30, 2024, $97 million principal amount of the 2026 Notes remained outstanding. The 2026 Notes are unsecured and rank pari passu to Antero Resources’ Unsecured Credit Facility and other outstanding senior notes. As of July 30, 2024, the 2026 Notes are not guaranteed by any of Antero Resources’ subsidiaries. Interest on the 2026 Notes is payable on January 15 and July 15 of each year. Antero Resources may redeem all or part of the 2026 Notes at any time at redemption prices ranging from 104.188% currently to 100.00% on or after January 15, 2026. If Antero Resources undergoes a change of control followed by a rating decline, the holders of the 2026 Notes will have the right to require Antero Resources to repurchase all or a portion of the notes at a price equal to 101% of the principal amount of the 2026 Notes, plus accrued and unpaid interest.

(c)	7.625% Senior Notes Due 2029

On January 26, 2021, Antero Resources issued $700 million of 7.625% senior notes due February 1, 2029 (the “2029 Notes”) at par. The Company redeemed or otherwise repurchased $293 million principal amount of the 2029 Notes during 2021 and 2022, and as of September 30, 2024, $407 million principal amount of the 2029 Notes remained outstanding. The 2029 Notes are unsecured and rank pari passu to Antero Resources’ Unsecured Credit Facility and other outstanding senior notes. As of July 30, 2024, the 2029 Notes are not guaranteed by any of Antero Resources’ subsidiaries. Interest on the 2029 Notes is payable on February 1 and August 1 of each year. Antero Resources may redeem all or part of the 2029 Notes at any time at redemption prices ranging from 103.813% currently to 100.00% on or after February 1, 2027. If Antero Resources undergoes a change of control followed by a rating decline, the holders of the 2029 Notes will have the right to require Antero Resources to repurchase all or a portion of the notes at a price equal to 101% of the principal amount of the 2029 Notes, plus accrued and unpaid interest.

(d)	5.375% Senior Notes Due 2030

On June 1, 2021, Antero Resources issued $600 million of 5.375% senior notes due March 1, 2030 (the “2030 Notes”) at par. The 2030 Notes are unsecured and rank pari passu to Antero Resources’ Unsecured Credit Facility and other outstanding senior notes. As of July 30, 2024, the 2030 Notes are not guaranteed by any of Antero Resources’ subsidiaries. Interest on the 2030 Notes is payable on March 1 and September 1 of each year. Antero Resources may redeem all or part of the 2030 Notes at any time on or after March 1, 2025 at redemption prices ranging from 102.688% on or after March 1, 2025 to 100.00% on or after March 1, 2028. In addition, on or before March 1, 2025, Antero Resources may redeem up to 35% of the aggregate principal amount of the 2030 Notes, but in an amount not greater than the net cash proceeds of certain equity offerings, if certain conditions are met, at a redemption price of 105.375% of the principal amount of the 2030 Notes, plus accrued and unpaid interest. At any time prior to March 1, 2025, Antero Resources may also redeem the 2030 Notes, in whole or in part, at a price equal to 100% of the principal amount of the 2030 Notes plus a “make-whole” premium and accrued and unpaid interest. If Antero Resources undergoes a change of control followed by a rating decline, the holders of the 2030 Notes will have the right to require Antero Resources to repurchase all or a portion of the notes at a price equal to 101% of the principal amount of the 2030 Notes, plus accrued and unpaid interest.

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

The Company extinguished $206 million principal amount of the 2026 Convertible Notes in 2021. In addition, between 2022 and the first quarter of 2024, $81 million aggregate principal amount of the 2026 Convertible Notes were converted pursuant to their terms or induced into conversion by the Company, and as of September 30, 2024, no 2026 Convertible Notes remained outstanding. See “—Conversions and Inducements,” for more information.

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

Conversions and Inducements

During the nine months ended September 30, 2023, $9 million aggregate principal amount of the 2026 Convertible Notes were converted pursuant to their terms, and an additional $9 million aggregate principal amount of the 2026 Convertible Notes were induced into conversion by the Company. The Company elected to settle these conversions by issuing 4 million shares of common stock to the noteholders together with a cash inducement premium of $0.1 million. There were no conversions of the 2026 Convertible Notes during the third quarter of 2023.

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

(8) Asset Retirement Obligations

The following table presents a reconciliation of the Company’s asset retirement obligations (in thousands):

Asset retirement obligations—December 31, 2023	$59,214
Obligations incurred	754
Accretion expense	2,554
Settlement of obligations	(3,171)
Revisions to prior estimates	(3,972)
Asset retirement obligations—September 30, 2024	$55,379

Asset retirement obligations are included in other liabilities on the Company’s condensed consolidated balance sheets.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(9) Equity-Based Compensation

On June 17, 2020, Antero Resources’ stockholders approved the Antero Resources Corporation 2020 Long Term Incentive Plan (the “AR LTIP”), which replaced the Antero Resources Corporation Long Term Incentive Plan (the “2013 Plan”) and became effective as of such date. On June 5, 2024, the Company’s stockholders approved the Amended and Restated Antero Resources Corporation 2020 Long Term Incentive Plan (the “Amended AR LTIP”). This amendment increased the number of shares of the Company’s common stock reserved for awards from 10,050,000 shares to 14,916,100 shares, and extended the term of the plan from June 17, 2030 to June 5, 2034. The Amended AR LTIP provides for grants of stock options (including incentive stock options), stock appreciation rights, restricted stock awards, RSU awards, vested stock awards, dividend equivalent awards and other stock-based and cash awards. The terms and conditions of the awards granted are established by the Compensation Committee of Antero Resources’ Board of Directors (the “Board”). Employees, officers, non-employee directors and other service providers of the Company and its affiliates are eligible to receive awards under the Amended AR LTIP.

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

A total of 10,871,264 shares were available for future grant under the Amended AR LTIP as of September 30, 2024.

The Company’s equity-based compensation expense, by type of award, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
RSU awards	$8,286	11,499	24,268	31,908
PSU awards	9,796	4,190	19,643	16,257
Converted AM RSU Awards (1)	—	—	1	—
Equity awards issued to directors	376	376	1,076	1,128
Total expense	$18,458	16,065	44,988	49,293
(1)	Antero Resources recognized compensation expense for equity-based awards granted by Antero Midstream Partners LP’s (“Antero Midstream Partners”) under its equity compensation plans prior to March 12, 2019 (date of deconsolidation) because the awards under such plans were accounted for as if they were distributed by Antero Midstream Partners to Antero Resources. Antero Resources allocated a portion of equity-based compensation expense related to grants prior to March 12, 2019 to Antero Midstream Partners based on its proportionate share of Antero Resources’ labor costs. As of March 31, 2023, all such awards were fully vested, and there is no remaining unamortized expense attributable to these awards after such date.

(a)	Restricted Stock Unit Awards

A summary of RSU award activity is as follows:

		Weighted
		Average
	Number	Grant Date
	of Units	Fair Value
Total awarded and unvested—December 31, 2023	3,521,050	$22.40
Granted	1,404,041	26.52
Vested	(1,588,616)	17.73
Forfeited	(85,114)	26.01
Total awarded and unvested—September 30, 2024	3,251,361	$26.36

As of September 30, 2024, there was $60 million of unamortized equity-based compensation expense related to unvested RSUs. That expense is expected to be recognized over a weighted average period of 1.8 years.

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

Performance Share Unit Awards Based on Leverage Ratio

In March 2024, the Company granted PSUs to certain of its senior management and executive officers that vest based on the Company’s total debt less cash and cash equivalents divided by the Company’s Adjusted EBITDAX (as defined in the award agreement) (“Net Debt to EBITDAX”) determined as of the last day of each of three one-year performance periods ending on December 31, 2024 December 31, 2025 and December 31, 2026, in each case, subject to certain continued employment criteria (“2024 Leverage Ratio PSUs”). The number of shares of common stock that may ultimately be earned following the end of the third performance period with respect to the 2024 Leverage Ratio PSUs ranges from zero to 200% of the target number of 2024 Leverage Ratio PSUs originally granted. Expense related to the 2024 Leverage Ratio PSUs is recognized on a graded-vested basis over the term of each performance period that reflects the number of shares of common stock that are expected to be issued at the end of each measurement period, and such expense is reversed if the likelihood of achieving the performance condition becomes improbable. As of September 30, 2024, the likelihood of achieving the performance conditions related to the 2024 Leverage Ratio PSUs was probable.

Summary Information for Performance Share Unit Awards

A summary of PSU activity is as follows:

		Weighted
		Average
	Number	Grant Date
	of Units	Fair Value
Total awarded and unvested—December 31, 2023	1,412,191	$29.54
Granted	354,016	29.39
Vested (1)	(414,912)	10.76
Total awarded and unvested—September 30, 2024	1,351,295	$35.27
(1)	During the nine months ended September 30, 2024, the PSUs granted in 2021 that were based on absolute TSR and Net Debt to EBITDAX met the performance criteria to achieve vesting at 150% and 200% of target, respectively, and converted into approximately 0.7 million shares of the Company’s common stock.

As of September 30, 2024, there was $17 million of unamortized equity-based compensation expense related to unvested PSUs. That expense is expected to be recognized over a weighted average period of 1.4 years.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(c)	Stock Options

A summary of the stock option activity is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value
	of Options	Price	Life	(in thousands) (1)
Outstanding—December 31, 2023	258,696	$50.04	1.3	$—
Expired	(1,667)	50.00	—	—
Outstanding—September 30, 2024	257,029	$50.04	0.5	—
Vested—September 30, 2024	257,029	$50.04	0.5	$—
Exercisable—September 30, 2024	257,029	$50.04	0.5	$—
(1)	Intrinsic values are based on the exercise price of the options and the closing price of Antero Resources’ common stock on the referenced dates.

(10) Fair Value

The carrying values of accounts receivable and accounts payable as of December 31, 2023 and September 30, 2024 approximated market values because of their short-term nature. The carrying values of the amounts outstanding under the Credit Facility as of December 31, 2023 and September 30, 2024 approximated fair value because the variable interest rates are reflective of current market conditions.

The following table sets forth the fair value and carrying value of the senior notes and 2026 Convertible Notes (in thousands):

			(Unaudited)
	December 31, 2023		September 30, 2024
	Fair	Carrying	Fair	Carrying
	Value (1)	Value (2)	Value (1)	Value (2)
2026 Notes	$99,534	96,351	99,166	96,536
2029 Notes	417,781	403,441	418,066	403,897
2030 Notes	573,720	594,622	591,000	595,183
2026 Convertible Notes	138,337	25,982	—	—
Total	$1,229,372	1,120,396	1,108,232	1,095,616
(1)	Fair values are based on Level 2 market data inputs.
(2)	Carrying values are presented net of unamortized debt issuance costs.

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

The Company was party to various fixed price commodity swap contracts that settled during the three and nine months ended September 30, 2023 and 2024. The Company enters into these swap contracts when management believes that favorable future sales prices for the Company’s production can be secured. Under these swap agreements, when actual commodity prices upon settlement exceed the fixed price provided by the swap contracts, the Company pays the difference to the counterparty. When actual commodity prices upon settlement are less than the contractually provided fixed price, the Company receives the difference from the counterparty. In addition, the Company has entered into basis swap contracts in order to hedge the difference between the New York Mercantile Exchange (“NYMEX”) index price and a local index price. Under these basis swap agreements, when actual commodity prices upon settlement exceed the fixed price provided by the swap contracts, the Company receives the difference from the counterparty. When actual commodity prices upon settlement are less than the contractually provided fixed price, the Company pays the difference to the counterparty.

The Company’s derivative contracts have not been designated as hedges for accounting purposes; therefore, all gains and losses are recognized in the Company’s statements of operations and comprehensive income.

As of September 30, 2024, the Company’s fixed price swap positions excluding Martica, the Company’s consolidated VIE, were as follows:

				Weighted
				Average
Commodity / Settlement Period	Index	Contracted Volume		Price
Propane
October-December 2024	Mont Belvieu Propane-OPIS TET	10,000	Bbl/day	$33.67	/Bbl

The Company has a call option and an embedded put option tied to NYMEX pricing for the production volumes associated with the Company’s retained interest in the volumetric production payment transaction (“VPP”) properties. The put option was embedded within another contract, and since the embedded put option was not clearly and closely related to its host contract, the Company bifurcated this derivative instrument and reflects it at fair value in the unaudited condensed consolidated financial statements. As of September 30, 2024, the Company’s call option and embedded put option arrangements were as follows:

						Embedded
				Call Option		Put Option
Commodity / Settlement Period	Index	Contracted Volume		Strike Price		Strike Price
Natural Gas
October-December 2024	Henry Hub	53,000	MMBtu/day	$2.477	/MMBtu	$2.477	/MMBtu
January-December 2025	Henry Hub	44,000	MMBtu/day	2.564	/MMBtu	2.564	/MMBtu
January-December 2026	Henry Hub	32,000	MMBtu/day	2.629	/MMBtu	2.629	/MMBtu

As of September 30, 2024, the Company’s natural gas basis swap positions, which settle on the pricing index to basis differential of the Columbia Gas Transmission pipeline (“TCO”) to the NYMEX Henry Hub natural gas price were as follows:

				Weighted Average
Commodity / Settlement Period	Index to Basis Differential	Contracted Volume		Hedged Differential
Natural Gas
October-December 2024	NYMEX to TCO	50,000	MMBtu/day	$0.530	/MMBtu

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2024, the Company’s fixed price swap positions for Martica, the Company’s consolidated VIE, were as follows:

				Weighted
				Average
Commodity / Settlement Period	Index	Contracted Volume		Price
Natural Gas
October-December 2024	Henry Hub	22,047	MMBtu/day	$2.33	/MMBtu
January-March 2025	Henry Hub	18,021	MMBtu/day	2.53	/MMBtu

Oil
October-December 2024	West Texas Intermediate	38	Bbl/day	$44.02	/Bbl
January-March 2025	West Texas Intermediate	39	Bbl/day	45.06	/Bbl

(b)	Summary

The table below presents a summary of the fair values of the Company’s derivative instruments and where such values are recorded in the condensed consolidated balance sheets (in thousands).

			(Unaudited)
	Balance Sheet Location	December 31, 2023	September 30, 2024
Asset derivatives not designated as hedges for accounting purposes:
Commodity derivatives—current	Derivative instruments	$—	3,040
Embedded derivatives—current	Derivative instruments	5,175	1,666
Embedded derivatives—noncurrent	Derivative instruments	5,570	2,507
Total asset derivatives (1)		10,745	7,213

Liability derivatives not designated as hedges for accounting purposes:
Commodity derivatives—current (2)	Derivative instruments	15,236	15,989
Commodity derivatives—noncurrent (2)	Derivative instruments	32,764	17,780
Total liability derivatives (1)		48,000	33,769

Net derivatives liability (1)		$(37,255)	(26,556)
(1)	The fair value of derivative instruments was determined using Level 2 inputs.
(2)	As of December 31, 2023, approximately $5 million of commodity derivative liabilities, including $3 million of current commodity derivatives and $2 million of noncurrent commodity derivatives, are attributable to the Company’s consolidated VIE, Martica. As of September 30, 2024, $3 million of current commodity derivative liabilities are attributable to the Company’s consolidated VIE, Martica.

The following table sets forth the gross values of recognized derivative assets and liabilities, the amounts offset under master netting arrangements with counterparties, and the resulting net amounts presented in the condensed consolidated balance sheets as of the dates presented, all at fair value (in thousands):

				(Unaudited)
	December 31, 2023			September 30, 2024
			Net Amounts of			Net Amounts of
	Gross	Gross	Assets	Gross	Gross	Assets
	Amounts	Amounts Offset	(Liabilities) on	Amounts	Amounts Offset	(Liabilities) on
	Recognized	Recognized	Balance Sheet	Recognized	Recognized	Balance Sheet
Commodity derivative assets	$406	(406)	—	3,048	(8)	3,040
Embedded derivative assets	10,745	—	10,745	4,173	—	4,173
Commodity derivative liabilities	(48,406)	406	(48,000)	(33,777)	8	(33,769)

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

The following table sets forth a summary of derivative fair value gains and losses and where such values are recorded in the unaudited condensed consolidated statements of operations and comprehensive income (in thousands):

	Statement of	Three Months Ended		Nine Months Ended
	Operations	September 30,		September 30,
	Location	2023	2024	2023	2024
Commodity derivative fair value gains (1)	Revenue	$5,290	18,004	138,602	22,726
Embedded derivative fair value gains (losses) (1)	Revenue	(1,842)	364	(678)	(497)
(1)	The fair value of derivative instruments was determined using Level 2 inputs.

Commodity derivative fair value gains for the nine months ended September 30, 2023, includes a loss of $202 million related to the early settlement of the Company’s natural gas swaption agreement.  The payment for this early settlement is classified as an operating cash flow on the Company’s condensed consolidated statement of cash flows.

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(a)	Supplemental Balance Sheet Information Related to Leases

The Company’s lease assets and liabilities consisted of the following items (in thousands):

			(Unaudited)
		December 31,	September 30,
Leases	Balance Sheet Classification	2023	2024
Operating Leases
Operating lease right-of-use assets:
Processing plants	Operating lease right-of-use assets	$1,611,903	1,425,273
Drilling rigs and completion services	Operating lease right-of-use assets	32,187	9,005
Gas gathering lines and compressor stations (1)	Operating lease right-of-use assets	1,283,668	1,189,000
Office space	Operating lease right-of-use assets	37,706	34,537
Office, field and other equipment	Operating lease right-of-use assets	416	473
Total operating lease right-of-use assets		$2,965,880	2,658,288
Operating lease liabilities:
Short-term operating lease liabilities	Short-term lease liabilities	$538,954	504,419
Long-term operating lease liabilities	Long-term lease liabilities	2,425,785	2,146,881
Total operating lease liabilities		$2,964,739	2,651,300

Finance Leases
Finance lease right-of-use assets:
Vehicles	Other property and equipment	$3,771	2,960
Total finance lease right-of-use assets (2)		$3,771	2,960
Finance lease liabilities:
Short-term finance lease liabilities	Short-term lease liabilities	$1,106	1,233
Long-term finance lease liabilities	Long-term lease liabilities	2,665	1,727
Total finance lease liabilities		$3,771	2,960
(1)	Gas gathering lines and compressor stations includes $1.3 billion and $1.2 billion related to Antero Midstream as of December 31, 2023 and September 30, 2024, respectively. See “—Related party lease disclosure” for additional discussion.
(2)	Financing lease assets are recorded net of accumulated amortization of $1 million and $2 million as of December 31, 2023 and September 30, 2024, respectively.

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(b)	Supplemental Information Related to Leases

Costs associated with operating and finance leases were included in the unaudited condensed consolidated statement of operations and comprehensive income (in thousands):

			Three Months Ended September 30,		Nine Months Ended September 30,
Cost	Classification	Location	2023	2024	2023	2024
Operating lease cost	Statement of operations	Gathering, compression, processing and transportation	$418,005	435,308	1,206,733	1,283,302
Operating lease cost	Statement of operations	General and administrative	3,105	3,164	9,072	9,233
Operating lease cost	Statement of operations	Contract termination, loss contingency and settlements	297	—	4,227	—
Operating lease cost	Statement of operations	Lease operating	21	28	63	76
Operating lease cost	Balance sheet	Proved properties (1)	40,543	30,864	111,915	92,990
Total operating lease cost			$461,971	469,364	1,332,010	1,385,601

Finance lease cost:
Amortization of right-of-use assets	Statement of operations	Depletion, depreciation and amortization	$464	405	1,102	1,253
Interest on lease liabilities	Statement of operations	Interest expense	165	125	441	410
Total finance lease cost			$629	530	1,543	1,663

Short-term lease payments			$31,324	26,636	103,732	84,307
(1)	Capitalized costs related to drilling and completion activities.

(c)	Supplemental Cash Flow Information Related to Leases

The following table presents the Company’s supplemental cash flow information related to leases (in thousands):

	Nine Months Ended September 30,
	2023	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,023,385	1,098,799
Operating cash flows from finance leases	441	410
Investing cash flows from operating leases	95,480	78,275
Financing cash flows from finance leases	580	811

Noncash activities:
Right-of-use assets obtained in exchange for new operating lease obligations	$80,969	97,720
Increase (decrease) to existing right-of-use assets and lease obligations from operating lease modifications, net (1)	$12,640	(1,472)
(1)	During the nine months ended September 30, 2023, the weighted average discount rate for remeasured operating leases increased from 5.1% as of December 31, 2022 to 5.8% as of September 30, 2023. During the nine months ended September 30, 2024, the weighted average discount rate for remeasured operating leases decreased from 6.5% as of December 31, 2023 to 6.0% as of September 30, 2024.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(d)	Maturities of Lease Liabilities

The table below is a schedule of future minimum payments for operating and financing lease liabilities as of September 30, 2024 (in thousands):

	Operating Leases	Financing Leases	Total
Remainder of 2024	$173,056	407	173,463
2025	617,297	1,585	618,882
2026	564,792	1,230	566,022
2027	465,588	197	465,785
2028	388,734	23	388,757
Thereafter	943,071	10	943,081
Total lease payments	3,152,538	3,452	3,155,990
Less: imputed interest	(501,238)	(492)	(501,730)
Total	$2,651,300	2,960	2,654,260

(e)	Lease Term and Discount Rate

The following table sets forth the Company’s weighted average remaining lease term and discount rate:

	December 31, 2023		September 30, 2024
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term	6.5 years	3.0 years	6.2 years	2.3 years
Weighted average discount rate	5.9%	8.3%	5.7%	8.4%

(f)	Related Party Lease Disclosure

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

Under the gathering and compression agreements, Antero Midstream receives a low pressure gathering fee per Mcf, a high pressure gathering fee per Mcf and a compression fee per Mcf, as applicable, subject to annual Consumer Price Index (“CPI”)-based adjustments. If and to the extent the Company requests that Antero Midstream construct new low pressure lines, high pressure lines and compressor stations, the 2019 gathering and compression agreement contains options at Antero Midstream’s election for either (i) minimum volume commitments that require Antero Resources to utilize or pay for 75% of the high pressure gathering capacity and 70% of the compression capacity of the requested capacity of such new construction for 10 years or (ii) a cost of service fee that allows the Antero Midstream to earn a 13% rate of return on such new construction over seven years. The Marcellus gathering and compression agreement provides for a minimum volume commitment that requires the Company to utilize or pay for 25% of the compression capacity for a period of 10 years from the in-service date. The Mountaineer gathering and compression agreement provides for monthly minimum compression and gathering fees for each compressor station or high pressure gathering line, respectively, for a period of 12 years commencing 90 days after such asset’s in-service date. As of September 30, 2024, the minimum volume commitments for the 2019 gathering and compression

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

agreement and Marcellus gathering and compression agreement end in 2034 and 2024, respectively, and the minimum compression and gathering fees for the Mountaineer gathering and compression agreement end in 2026.

The 2019 gathering and compression agreement included a growth incentive fee program that expired on December 31, 2023 whereby low pressure gathering fees were reduced from 2020 through 2023 to the extent the Company achieved certain quarterly volumetric targets. The Company’s throughput gathered under the Marcellus gathering and compression agreement was not considered in the low pressure gathering volume targets. The Company earned fee rebates of $12 million and $36 million for the three and nine months ended September 30, 2023, respectively.

Upon completion of the initial contract term, the 2019 gathering and compression agreement will continue in effect from year to year until such time as the agreement is terminated, effective upon an anniversary of the effective date of the agreement, by notice from either the Company or Antero Midstream to the other party on or before the 180th day prior to the anniversary of such agreement.

Gathering and compression fees paid by the Company related to these agreements were $189 million and $207 million for the three months ended September 30, 2023 and 2024, respectively. For the nine months ended September 30, 2023 and 2024, gathering and compression fees paid by the Company related to this agreement were $550 million and $608 million, respectively. As of December 31, 2023 and September 30, 2024, $65 million and $77 million, respectively, was included within accounts payable, related parties on the condensed consolidated balance sheets as due to Antero Midstream related to these agreements.

(13) Commitments

The following table sets forth a schedule of future minimum payments for the Company’s contractual obligations, which include leases that have a lease term in excess of one year as of September 30, 2024 (in thousands):

		Processing,
		Gathering,
	Firm	Compression	Operating and	Imputed Interest
	Transportation	and Water Service	Financing Leases	for Leases	Other
	(a)	(b)	(c)	(c)	(d)	Total
Remainder of 2024	$298,885	17,680	136,145	37,317	3,038	493,065
2025	1,184,532	59,178	487,948	130,935	8,437	1,871,030
2026	1,182,065	26,001	462,483	103,538	3,976	1,778,063
2027	1,177,068	24,712	387,210	78,575	375	1,667,940
2028	1,118,610	23,379	330,913	57,845	—	1,530,747
Thereafter	4,439,689	86,473	849,561	93,520	—	5,469,243
Total	$9,400,849	237,423	2,654,260	501,730	15,826	12,810,088

(a)	Firm Transportation

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

The Company incurs costs associated with the delay or cancellation of certain contracts with third-parties. These costs are recorded in contract termination, loss contingency and settlements in the statements of operations and comprehensive income. During the first quarter of 2023, the Company executed an early termination of its firm transportation commitment of 200,000 MMBtu per day on the Equitrans pipeline and made a cash payment of $24 million. There are no remaining payment obligations related to any delayed or cancelled contracts as of September 30, 2024.

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

The Company is subject to production taxes in the states in which it operates. The Company’s production tax filings in West Virginia for 2018 to 2020 tax years were subject to audit by the State of West Virginia. All assessments received in conjunction with this audit have been recorded in the unaudited condensed consolidated statements of operations and comprehensive net loss during the nine months ended September 30, 2024; however, the Company has filed an appeal with regard to such assessments. At this time, the Company believes the outcome of this matter will not have a material adverse effect on the Company’s unaudited condensed consolidated financial position, results of operations or cash flows.

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(b)	Reportable Segments Financial Information

The operating results and assets of the Company’s reportable segments were as follows (in thousands):

	Three Months Ended September 30, 2023
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream	Affiliate	Total
Sales and revenues:
Third-party	$1,072,562	53,068	383	(383)	1,125,630
Intersegment	546	—	263,456	(263,456)	546
Total revenue	1,073,108	53,068	263,839	(263,839)	1,126,176

Operating expenses:
Lease operating	33,484	—	—	—	33,484
Gathering, compression, processing, transportation and water handling	671,886	—	51,914	(51,914)	671,886
General and administrative	58,425	—	17,633	(17,633)	58,425
Depletion, depreciation and amortization	176,259	—	30,745	(30,745)	176,259
Impairment of property and equipment	13,476	—	—	—	13,476
Other	47,372	69,542	1,234	(1,234)	116,914
Total operating expenses	1,000,902	69,542	101,526	(101,526)	1,070,444
Operating income (loss)	$72,206	(16,474)	162,313	(162,313)	55,732
Equity in earnings of unconsolidated affiliates	$22,207	—	27,397	(27,397)	22,207
Capital expenditures for segment assets	$912,046	—	45,286	(45,286)	912,046

	Three Months Ended September 30, 2024
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream	Affiliate	Total
Sales and revenues:
Third-party	$1,008,182	47,160	397	(397)	1,055,342
Intersegment	578	—	269,473	(269,473)	578
Total revenue	1,008,760	47,160	269,870	(269,870)	1,055,920

Operating expenses:
Lease operating	29,597	—	—	—	29,597
Gathering, compression, processing, transportation and water handling	685,183	—	51,724	(51,724)	685,183
General and administrative	54,627	—	22,872	(22,872)	54,627
Depletion, depreciation and amortization	170,197	—	32,534	(32,534)	170,197
Impairment of property and equipment	13,455	—	332	(332)	13,455
Other	46,620	62,144	(19)	19	108,764
Total operating expenses	999,679	62,144	107,443	(107,443)	1,061,823
Operating income (loss)	$9,081	(14,984)	162,427	(162,427)	(5,903)
Equity in earnings of unconsolidated affiliates	$25,634	—	27,668	(27,668)	25,634
Capital expenditures for segment assets	$173,630	—	55,535	(55,535)	173,630

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

	Nine Months Ended September 30, 2023
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream	Affiliate	Total
Sales and revenues:
Third-party	$3,331,130	155,390	929	(929)	3,486,520
Intersegment	1,309	—	780,672	(780,672)	1,309
Total revenue	3,332,439	155,390	781,601	(781,601)	3,487,829

Operating expenses:
Lease operating	91,553	—	—	—	91,553
Gathering, compression, processing, transportation and water handling	1,981,033	—	162,382	(162,382)	1,981,033
General and administrative	169,587	—	53,142	(53,142)	169,587
Depletion, depreciation and amortization	515,247	—	101,174	(101,174)	515,247
Impairment of property and equipment	44,746	—	—	—	44,746
Other	146,536	240,841	8,722	(8,722)	387,377
Total operating expenses	2,948,702	240,841	325,420	(325,420)	3,189,543
Operating income (loss)	$383,737	(85,451)	456,181	(456,181)	298,286
Equity in earnings of unconsolidated affiliates	$58,986	—	77,825	(77,825)	58,986
Capital expenditures for segment assets	$912,046	—	130,025	(130,025)	912,046

	Nine Months Ended September 30, 2024
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream	Affiliate	Total
Sales and revenues:
Third-party	$3,009,995	145,098	1,482	(1,482)	3,155,093
Intersegment	1,752	—	817,234	(817,234)	1,752
Total revenue	3,011,747	145,098	818,716	(818,716)	3,156,845

Operating expenses:
Lease operating	88,477	—	—	—	88,477
Gathering, compression, processing, transportation and water handling	2,020,906	—	162,051	(162,051)	2,020,906
General and administrative	169,917	—	65,312	(65,312)	169,917
Depletion, depreciation and amortization	513,787	—	107,205	(107,205)	513,787
Impairment of property and equipment	18,958	—	332	(332)	18,958
Other	154,768	192,764	2,385	(2,385)	347,532
Total operating expenses	2,966,813	192,764	337,285	(337,285)	3,159,577
Operating income (loss)	$44,934	(47,666)	481,431	(481,431)	(2,732)
Equity in earnings of unconsolidated affiliates	$69,862	—	82,795	(82,795)	69,862
Capital expenditures for segment assets	$588,464	—	134,007	(134,007)	588,464

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

The summarized assets of the Company’s reportable segments are as follows (in thousands):

	As of December 31, 2023
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream	Affiliate	Total
Investments in unconsolidated affiliates	$222,255	—	626,650	(626,650)	222,255
Total assets	13,602,297	17,117	5,737,618	(5,737,618)	13,619,414

	(Unaudited)
	As of September 30, 2024
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream	Affiliate	Total
Investments in unconsolidated affiliates	$226,860	—	609,427	(609,427)	226,860
Total assets	13,211,758	11,860	5,777,451	(5,777,451)	13,223,618

(17) Subsidiary Guarantors

As of December 31, 2023, Antero Resources’ senior notes were fully and unconditionally guaranteed by Antero Resources’ existing subsidiaries that guaranteed the Secured Credit Facility. A subsidiary guarantor would be released from its obligations under the indentures and its guarantee (i) upon the release or discharge of the guarantee of other Indebtedness (as defined in the indentures governing the notes) that resulted in the creation of such guarantee, except a release or discharge by or as a result of payment under such guarantee, (ii) if Antero designated such subsidiary as an unrestricted subsidiary and such designation complied with the other applicable provisions of the indentures governing the senior notes or (iii) in connection with any covenant defeasance, legal defeasance or satisfaction and discharge of the senior notes. As described in Note 7—Long-Term Debt, the Unsecured Credit Facility is not guaranteed by any of Antero Resources’ subsidiaries. As such, each subsidiary guarantor was released from its obligations under the indentures and its guarantee on July 30, 2024.

The table set forth below presents summarized financial information of Antero, as parent, and its guarantor subsidiaries as of December 31, 2023. The Company’s wholly owned subsidiaries were not restricted from making distributions to the Company.

Balance Sheet

December 31, 2023
Current assets	$453,581
Noncurrent assets	12,562,439
Total assets	$13,016,020

Accounts payable, related parties	$86,284
Other current liabilities	1,360,102
Total current liabilities	1,446,386
Noncurrent liabilities	4,951,464
Total liabilities	$6,397,850

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

We have assembled a portfolio of long-lived properties that are characterized by what we believe to be low geologic risk and repeatability. Our drilling opportunities are focused in the Appalachian Basin. As of September 30, 2024, we held approximately 519,000 net acres in the Appalachian Basin.

Financing Highlights

Unsecured Credit Facility

During the second quarter of 2024, we achieved an investment grade credit rating from S&P Global Inc. As a result of this investment grade credit rating, on July 30, 2024, we entered into an amended and restated senior revolving credit facility with lender commitments of $1.65 billion that matures on July 30, 2029, subject to certain extension terms and conditions. Borrowings under the amended and restated facility are unsecured and are not guaranteed by any of our subsidiaries. See Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements for more information.

Market Conditions and Business Trends

Commodity Markets

Prices for natural gas, NGLs and oil that we produce significantly impact our revenues and cash flows. Benchmark prices for natural gas decreased significantly, while benchmark prices for oil remained consistent and benchmark prices for NGLs increased during the nine months ended September 30, 2024 as compared to the same period of 2023. As a result of the lower benchmark natural gas prices and higher benchmark NGLs prices in 2024, we experienced a decrease in price realizations for natural gas and ethane products and an increase in price realization for NGLs products during the three and nine months ended September 30, 2024. We monitor the economic factors that impact natural gas, NGLs and oil prices, including domestic and foreign supply and demand indicators, domestic and foreign commodity inventories, the actions of Organization of Petroleum Exporting Countries and other large producing nations and the current conflicts in Ukraine and in the Middle East, among others. In the current economic environment, we expect that commodity prices for some or all of the commodities we produce could remain volatile. This volatility is beyond our control and may adversely impact our business, financial condition, results of operations and future cash flows.

The following table details the average benchmark natural gas, NGLs and oil prices:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Henry Hub ($/Mcf) (1)	$2.55	2.16	2.69	2.10
Mont Belvieu Ethane ($/Bbl) (2)	12.38	6.61	10.58	7.58
Mont Belvieu C3+ NGLs ($/Bbl) (3)	37.07	39.01	38.67	40.70
West Texas Intermediate ($/Bbl) (4)	82.26	75.09	77.39	77.54
(1)	NYMEX first of month average natural gas price.
(2)	Intercontinental Exchange, Inc. (“ICE”) settlement ethane Oil Price Information Service (“OPIS”) futures average price for the front month contract as published on the last trading day of the month.
(3)	ICE settlement propane, isobutane, normal butane and natural gasoline OPIS futures average price for the front month contract as published on the last trading day of the month. Propane and isobutane reflect TET prices, and normal butane and natural gasoline reflect non-TET prices. Propane, isobutane, normal butane and natural gasoline futures prices are weighted to approximate Antero Resources’ average C3+ NGLs composition.
(4)	NYMEX calendar month average settled futures price.

Hedge Position

Antero Resources (Excluding Martica)

We are exposed to certain commodity price risks relating to our ongoing business operations, and we use derivative instruments when circumstances warrant to manage such risks. In addition, we periodically enter into contracts that contain embedded features that are required to be bifurcated and accounted for separately as derivatives. Due to our improved liquidity and leverage position as compared to historical levels, the percentage of our expected production that we hedge has decreased. For the three and nine months ended September 30, 2023 and 2024, substantially all of our production was unhedged. The tables and narrative below exclude derivative instruments attributable to Martica, our consolidated VIE, since all gains or losses from such contracts are fully attributable to the noncontrolling interests in Martica.

As of September 30, 2024, our fixed price NGLs swap positions excluding Martica were as follows:

				Weighted
				Average
Commodity / Settlement Period	Index	Contracted Volume		Price
Propane
October-December 2024	Mont Belvieu Propane-OPIS TET	920	MBbl	$33.67	/Bbl

As of September 30, 2024, our natural gas basis swap positions settle on the pricing index to basis differential of the Columbia Gas Transmission pipeline (“TCO”) to the NYMEX Henry Hub natural gas price were as follows:

				Weighted Average
Commodity / Settlement Period	Index to Basis Differential	Contracted Volume		Hedged Differential
Natural Gas
October-December 2024	NYMEX to TCO	5	Bcf	$0.530	/MMBtu

We have a call option and an embedded put option tied to NYMEX pricing for the production volumes associated with the Company’s retained interest in the VPP properties. As of September 30, 2024, our call option and embedded put option arrangements were as follows:

						Embedded
				Call Option		Put Option
Commodity / Settlement Period	Index	Contracted Volume		Strike Price		Strike Price
Natural Gas
October-December 2024	Henry Hub	5	Bcf	$2.477	/MMBtu	$2.477	/MMBtu
January-December 2025	Henry Hub	16	Bcf	2.564	/MMBtu	2.564	/MMBtu
January-December 2026	Henry Hub	12	Bcf	2.629	/MMBtu	2.629	/MMBtu
		33	Bcf	2.574	/MMBtu	2.574	/MMBtu

As of September 30, 2024, the estimated fair value of our commodity derivative contracts, excluding Martica, was a net liability of $24 million. See Note 11—Derivative Instruments to the unaudited condensed consolidated financial statements for more information.

Martica

Our consolidated VIE, Martica, also maintains a portfolio of fixed swap natural gas, NGLs and oil derivatives for the benefit of the noncontrolling interests in Martica. As such, all gains and losses attributable to Martica’s derivative portfolio are fully attributable to the noncontrolling interests in Martica. As of September 30, 2024, Martica’s fixed price natural gas and oil swap positions were as follows:

				Weighted
				Average
Commodity / Settlement Period	Index	Contracted Volume		Price
Natural Gas
October-December 2024	Henry Hub	3	Bcf	$2.33	/MMBtu
January-March 2025	Henry Hub	1	Bcf	2.53	/MMBtu
		4	Bcf	2.42	/MMBtu
Oil
October-December 2024	West Texas Intermediate	3	MBbl	$44.02	/Bbl
January-March 2025	West Texas Intermediate	4	MBbl	45.06	/Bbl
		7	MBbl	44.54	/Bbl

As of September 30, 2024, the estimated fair value of Martica’s commodity derivative contracts was a net liability of $3 million. See Note 11—Derivative Instruments to the unaudited condensed consolidated financial statements for more information.

Economic Indicators

The economy experienced elevated inflation levels as a result of global supply and demand imbalances, where global demand outpaced supplies beginning in 2021 and continuing through the third quarter of 2024. For example, the Consumer Price Index (“CPI”) for all urban consumers increased 3.7% from September 2022 to September 2023 and an additional 2.4% from September 2023 to September 2024 as compared to the Federal Reserve’s stated goal of 2%. In order to manage the inflation risk present in the United States’ economy, the Federal Reserve utilized monetary policy in the form of interest rate increases beginning in March 2022 in an effort to bring the inflation rate in line with its stated goal of 2% on a long-term basis. Between March 2022 and July 2023, the Federal Reserve increased the federal funds interest rate by 5.25%. During the three months ended September 30, 2024, inflation rates began to approach the Federal Reserve’s stated goal of 2%, and the Federal Reserve decreased the federal funds rate by 0.5% in September 2024. While inflationary pressures in the United States’ economy have begun to subside, we continue to be impacted by the increased federal funds interest rate. See “— Results of Operations” for more information.

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

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2024

The operating results of our reportable segments were as follows (in thousands):

	Three Months Ended September 30, 2023
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream	Affiliate	Total
Revenue and other:
Natural gas sales	$516,214	—	—	—	516,214
Natural gas liquids sales	482,570	—	—	—	482,570
Oil sales	62,629	—	—	—	62,629
Commodity derivative fair value gains	3,448	—	—	—	3,448
Gathering, compression and water handling	—	—	263,839	(263,839)	—
Marketing	—	53,068	—	—	53,068
Amortization of deferred revenue, VPP	7,701	—	—	—	7,701
Other revenue and income	546	—	—	—	546
Total revenue	1,073,108	53,068	263,839	(263,839)	1,126,176

Operating expenses:
Lease operating	33,484	—	—	—	33,484
Gathering and compression	216,435	—	23,547	(23,547)	216,435
Processing	264,391	—	—	—	264,391
Transportation	191,060	—	—	—	191,060
Water handling	—	—	28,367	(28,367)	—
Production and ad valorem taxes	32,258	—	—	—	32,258
Marketing	—	69,542	—	—	69,542
Exploration and mine expenses	591	—	—	—	591
General and administrative (excluding equity-based compensation)	39,967	—	9,284	(9,284)	39,967
Equity-based compensation	18,458	—	8,349	(8,349)	18,458
Depletion, depreciation and amortization	176,259	—	30,745	(30,745)	176,259
Impairment of property and equipment	13,476	—	—	—	13,476
Accretion of asset retirement obligations	889	—	45	(45)	889
Contract termination, loss contingency, settlements and other operating expenses	13,770	—	722	(722)	13,770
Loss (gain) on sale of assets	(136)	—	467	(467)	(136)
Total operating expenses	1,000,902	69,542	101,526	(101,526)	1,070,444
Operating income (loss)	$72,206	(16,474)	162,313	(162,313)	55,732

Equity in earnings of unconsolidated affiliates	$22,207	—	27,397	(27,397)	22,207

	Three Months Ended September 30, 2024
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream	Affiliate	Total
Revenue and other:
Natural gas sales	$425,802	—	—	—	425,802
Natural gas liquids sales	504,200	—	—	—	504,200
Oil sales	52,724	—	—	—	52,724
Commodity derivative fair value gains	18,368	—	—	—	18,368
Gathering, compression and water handling	—	—	269,870	(269,870)	—
Marketing	—	47,160	—	—	47,160
Amortization of deferred revenue, VPP	6,812	—	—	—	6,812
Other revenue and income	854	—	—	—	854
Total revenue	1,008,760	47,160	269,870	(269,870)	1,055,920

Operating expenses:
Lease operating	29,597	—	—	—	29,597
Gathering and compression	226,224	—	24,516	(24,516)	226,224
Processing	276,569	—	—	—	276,569
Transportation	182,390	—	—	—	182,390
Water handling	—	—	27,208	(27,208)	—
Production and ad valorem taxes	47,423	—	—	—	47,423
Marketing	—	62,144	—	—	62,144
Exploration	671	—	—	—	671
General and administrative (excluding equity-based compensation)	38,562	—	10,927	(10,927)	38,562
Equity-based compensation	16,065	—	11,945	(11,945)	16,065
Depletion, depreciation and amortization	170,197	—	32,534	(32,534)	170,197
Impairment of property and equipment	13,455	—	332	(332)	13,455
Accretion of asset retirement obligations	998	—	49	(49)	998
Gain on sale of assets	(1,297)	—	(473)	473	(1,297)
Contract termination, loss contingency, settlements and other operating expenses	(1,175)	—	405	(405)	(1,175)
Total operating expenses	999,679	62,144	107,443	(107,443)	1,061,823
Operating income (loss)	$9,081	(14,984)	162,427	(162,427)	(5,903)

Equity in earnings of unconsolidated affiliates	$25,634	—	27,668	(27,668)	25,634

Exploration and Production Segment

The following table sets forth selected operating data of the exploration and production segment:

	Three Months Ended		Amount of
	September 30,		Increase	Percent
	2023	2024	(Decrease)	Change
Production data (1) (2):
Natural gas (Bcf)	208	200	(8)	(4)%
C2 Ethane (MBbl)	6,696	7,302	606	9%
C3+ NGLs (MBbl)	10,977	10,793	(184)	(2)%
Oil (MBbl)	918	856	(62)	(7)%
Combined (Bcfe)	320	313	(7)	(2)%
Daily combined production (MMcfe/d)	3,474	3,406	(68)	(2)%
Average prices before effects of derivative settlements (3):
Natural gas (per Mcf)	$2.48	2.13	(0.35)	(14)%
C2 Ethane (per Bbl) (4)	$11.73	8.01	(3.72)	(32)%
C3+ NGLs (per Bbl)	$36.81	41.30	4.49	12%
Oil (per Bbl)	$68.22	61.59	(6.63)	(10)%
Weighted Average Combined (per Mcfe)	$3.32	3.14	(0.18)	(5)%
Average realized prices after effects of derivative settlements (3):
Natural gas (per Mcf)	$2.46	2.14	(0.32)	(13)%
C2 Ethane (per Bbl) (4)	$11.73	8.01	(3.72)	(32)%
C3+ NGLs (per Bbl)	$36.76	41.56	4.80	13%
Oil (per Bbl)	$67.91	61.46	(6.45)	(9)%
Weighted Average Combined (per Mcfe)	$3.30	3.15	(0.15)	(5)%
Average costs (per Mcfe):
Lease operating	$0.10	0.09	(0.01)	(10)%
Gathering and compression	$0.68	0.72	0.04	6%
Processing	$0.83	0.88	0.05	6%
Transportation	$0.60	0.58	(0.02)	(3)%
Production and ad valorem taxes	$0.10	0.15	0.05	50%
Marketing expense, net	$0.05	0.05	—	*
General and administrative (excluding equity-based compensation)	$0.13	0.12	(0.01)	(8)%
Depletion, depreciation, amortization and accretion	$0.55	0.55	—	*

*Not meaningful

(1)	Production data excludes volumes related to the VPP.
(2)	Oil and NGLs production was converted at 6 Mcf per Bbl to calculate total Bcfe production and per Mcfe amounts. This ratio is an estimate of the equivalent energy content of the products and may not reflect their relative economic value.
(3)	Average prices reflect the before and after effects of our settled commodity derivatives. Our calculation of such after effects includes gains (losses) on settlements of commodity derivatives, which do not qualify for hedge accounting because we do not designate or document them as hedges for accounting purposes.
(4)	The average realized price for the three months ended September 30, 2023 includes $6 million of proceeds related to a take-or-pay contract. Excluding the effect of these proceeds, the average realized price for ethane before and after the effects of derivatives for the three months ended September 30, 2023 would have been $10.88 per Bbl.

Natural gas sales. Revenues from sales of natural gas decreased from $516 million for the three months ended September 30, 2023 to $426 million for the three months ended September 30, 2024, a decrease of $90 million, or 18%. Lower commodity prices (excluding the effects of derivative settlements) during the three months ended September 30, 2024 accounted for an approximate $69 million decrease in year-over-year natural gas sales revenue (calculated as the change in the year-to-year average price times current year production volumes). Lower natural gas production volumes accounted for an approximate $21 million decrease in year-over-year natural gas sales revenue (calculated as the change in year-to-year volumes times the prior year average price).

NGLs sales. Revenues from sales of NGLs increased from $483 million for the three months ended September 30, 2023 to $504 million for the three months ended September 30, 2024, an increase of $21 million, or 4%. Higher commodity prices (excluding the effects of derivative settlements) during the three months ended September 30, 2024 accounted for an approximate $21 million increase in year-over-year revenues (calculated as the change in the year-to-year average price times current year production volumes).

Oil sales. Revenues from sales of oil decreased from $63 million for the three months ended September 30, 2023 to $53 million for the three months ended September 30, 2024, a decrease of $10 million, or 16%. Lower commodity prices (excluding the effects of derivative settlements) during the three months ended September 30, 2024 accounted for an approximate $6 million decrease in year-over-year revenues (calculated as the change in the year-to-year average price times current year production volumes). Lower oil production volumes during the three months ended September 30, 2024 accounted for an approximate $4 million decrease in year-over-year oil revenues (calculated as the change in year-to-year volumes times the prior year average price).

Commodity derivative fair value gains. Our commodity derivatives included fixed price swap contracts, basis swap contracts, call options and embedded put options. Because we do not designate these derivatives as accounting hedges, they do not receive hedge accounting treatment. Consequently, all mark-to-market gains or losses, as well as cash receipts or payments on settled derivative instruments, are recognized in our statements of operations and comprehensive income. For the three months ended September 30, 2023 and 2024, our commodity hedges resulted in derivative fair value gains of $3 million and $18 million, respectively. For the three months ended September 30, 2023, commodity derivative fair value gains included $6 million of cash payments on settled commodity derivative losses. For the three months ended September 30, 2024, commodity derivative fair value gains included $4 million of net cash proceeds on settled commodity derivatives gains.

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

Amortization of deferred revenue, VPP. Amortization of deferred revenues associated with the VPP decreased from $8 million for the three months ended September 30, 2023 to $7 million for the three months ended September 30, 2024, a decrease of $1 million, or 12%, primarily due to lower production volumes attributable to the VPP properties between periods. Amortization of the deferred revenues associated with the VPP are recognized as the production volumes are delivered at $1.61 per MMBtu over the contractual term.

Lease operating expense. Lease operating expense decreased from $33 million, or $0.10 per Mcfe, for the three months ended September 30, 2023 to $30 million, or $0.09 per Mcfe, for the three months ended September 30, 2024, a decrease of $3 million primarily due to lower water disposal costs and workover expense between periods.

Gathering, compression, processing and transportation expense. Gathering, compression, processing and transportation expense increased from $672 million for the three months ended September 30, 2023 to $685 million for the three months ended September 30, 2024, an increase of $13 million, or 2%. This was primarily a result of the following:

●	Gathering and compression costs increased from $0.68 per Mcfe for the three months ended September 30, 2023 to $0.72 per Mcfe for the three months ended September 30, 2024, primarily due to the expiration of the growth incentive fee rebate program on December 31, 2023 and annual CPI-based adjustments between periods. During the three months ended September 30, 2023, we earned a fee rebate of $12 million under this program.
●	Processing costs increased from $0.83 per Mcfe for the three months ended September 30, 2023 to $0.88 per Mcfe for the three months ended September 30, 2024, primarily due to increased costs for NGLs processing, which includes an annual CPI-based adjustment during the first quarter of 2024 and higher NGLs transportation fees.
●	Transportation costs decreased from $0.60 per Mcfe for the three months ended September 30, 2023 to $0.58 per Mcfe for the three months ended September 30, 2024 primarily due to lower demand fees, as well as lower fuel costs as a result of lower natural gas prices between periods.

Production and ad valorem tax expense.  Production and ad valorem taxes increased from $32 million for the three months ended September 30, 2023 to $47 million for the three months ended September 30, 2024, an increase of $15 million, or 47%, primarily due to higher ad valorem taxes, partially offset by lower natural gas prices during the three months ended September 30, 2024. Production and ad valorem taxes as a percentage of natural gas revenues increased from 6% for the three months ended September 30, 2023 to 11% for the three months ended September 30, 2024, primarily as a result of higher ad valorem taxes, which 2024 ad valorem taxes are based on commodity prices during 2022.

General and administrative expense. General and administrative expense (excluding equity-based compensation expense) decreased slightly from $40 million, or $0.13 per Mcfe, for the three months ended September 30, 2023 to $39 million, or $0.12 per Mcfe for the three months ended September 30, 2024 primarily as a result of lower pipeline bond and leased vehicle costs between periods.

Equity-based compensation expense. Non-cash equity-based compensation expense decreased from $18 million for the three months ended September 30, 2023 to $16 million for the three months ended September 30, 2024, a decrease of $2 million, or 13%. This decrease was primarily due to lower PSU award expense between periods, partially offset by increased RSU award expense attributable to awards granted in the first quarter of 2024. See Note 9—Equity-Based Compensation to the unaudited condensed consolidated financial statements for more information.

Depletion, depreciation, and amortization expense (“DD&A expense”). DD&A expense decreased from $176 million, or $0.55 per Mcfe, for the three months ended September 30, 2023 to $170 million, or $0.55 per Mcfe, for the three months ended September 30 2024, a decrease of $6 million, or 3%. The decrease in total DD&A expense is primarily due to lower production volumes between periods.

Impairment of property and equipment. Impairment of oil and gas properties remained consistent at $13 million for the three months ended September 30, 2023 and 2024. During both periods, we recognized impairments primarily related to expiring leases as well as design and initial costs related to pads we no longer plan to place into service.

Contract termination, loss contingency, settlements and other operating expenses. Contract termination, loss contingency, settlements and other operating expenses was a loss of $14 million for the three months ended September 30, 2023 primarily due to a loss contingency. Contract termination, loss contingency, settlements and other operating expenses was a gain of $1 million for the three months ended September 30, 2024 primarily due to our receipt of 0.1 million shares of Antero Midstream common stock as part of a judgment in a legal proceeding with an unaffiliated third-party.

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

Net marketing expense for the three months ended September 30, 2023 and 2024 remained relatively consistent at $17 million and $15 million, respectively, or $0.05 per Mcfe.

Marketing revenue. Marketing revenue decreased from $53 million for the three months ended September 30, 2023 to $47 million for the three months ended September 30, 2024, a decrease of $6 million, or 11%. This fluctuation primarily resulted from the following:

●	Natural gas marketing revenue decreased by $14 million between periods primarily due to lower natural gas marketing volumes and prices between periods. Lower natural gas marketing volumes accounted for an $11 million decrease in year-over-year marketing revenues (calculated as the change in year-to-year volumes times the prior year average price), and lower natural gas prices accounted for a $3 million decrease in year-over-year marketing revenues (calculated as the change in the year-to-year average price times current year marketing volumes).
●	Oil marketing revenue increased by $8 million between periods primarily due to higher oil marketing volumes, partially offset by lower oil prices. Higher oil marketing volumes accounted for a $10 million increase in year-over-year marketing revenues (calculated as the change in year-to-year volumes times the prior year average price), and lower oil prices accounted for a $2 million decrease in year-over-year marketing revenues (calculated as the change in the year-to-year average price times current year marketing volumes).

Marketing expense. Marketing expense decreased from $70 million for the three months ended September 30, 2023 to $62 million for the three months ended September 30, 2024, a decrease of $8 million, or 11%. Marketing expense includes the cost of third-party purchased natural gas, NGLs and oil as well as firm transportation costs, including costs related to current excess firm capacity. The cost of third-party natural gas, oil and NGLs purchases remained consistent at $43 million for the three months ended September 30, 2023 and 2024. Firm transportation costs were $26 million for the three months ended September 30, 2023 and $18 million for the three months ended September 30, 2024, a decrease of $8 million due to the reduction in firm transportation commitments and higher third-party marketing volumes between periods.

Antero Midstream Segment

Antero Midstream revenue.  Revenue from the Antero Midstream segment increased from $264 million for the three months ended September 30, 2023 to $270 million for the three months ended September 30, 2024, an increase of $6 million. This increase is primarily due to higher gathering and processing revenues of $20 million, partially offset by lower water handling revenues of $14 million. The increased gathering and processing revenues between periods is primarily a result of the expiration of the growth incentive fee rebate program on December 31, 2023, annual CPI-based gathering and compression rate adjustments and increased high pressure gathering throughput between periods. The decreased water handling revenues between periods was primarily due to lower fresh water delivery and other fluid handling volumes, partially offset by an increased fresh water delivery rate due to an annual CPI-based adjustment during the first quarter of 2024.

Antero Midstream operating expense. Total operating expense related to the Antero Midstream segment increased from $102 million for the three months ended September 30, 2023 to $107 million for the three months ended September 30, 2024, an increase of $5 million. This increase is primarily due to higher general and administrative expense, including equity-based compensation expense, and depreciation expense between periods.

Discussion of Items Not Allocated to Segments

Interest expense. Interest expense decreased from $32 million for the three months ended September 30, 2023 to $28 million for the three months ended September 30, 2024, a decrease of $4 million, or 11%, primarily due to the conversion of $26 million aggregate principal amount of our 2026 Convertible Notes during the first quarter of 2024 and lower benchmark interest rates during the three months ended September 30, 2024, partially offset by higher average Credit Facility borrowings between periods.

Income tax expense. For the three months ended September 30, 2023, we had an income tax expense of $14 million, with an effective tax rate of 30%, due to income before income taxes of $46 million. For the three months ended September 30, 2024, we had an income tax expense of $1 million from a loss before income taxes of $9 million primarily due to the net loss before income taxes during the third quarter of 2024, which when taken together with the net loss before taxes during the six months ended June 30, 2024, resulted in a 9% effective tax rate for the nine months ended September 30, 2024.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2024

The operating results of our reportable segments were as follows (in thousands):

	Nine Months Ended September 30, 2023
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream	Affiliate	Total
Revenue and other:
Natural gas sales	$1,621,659	—	—	—	1,621,659
Natural gas liquids sales	1,375,738	—	—	—	1,375,738
Oil sales	172,402	—	—	—	172,402
Commodity derivative fair value gains	137,924	—	—	—	137,924
Gathering, compression and water handling	—	—	781,601	(781,601)	—
Marketing	—	155,390	—	—	155,390
Amortization of deferred revenue, VPP	22,852	—	—	—	22,852
Other revenue and income	1,864	—	—	—	1,864
Total revenue	3,332,439	155,390	781,601	(781,601)	3,487,829

Operating expenses:
Lease operating	91,553	—	—	—	91,553
Gathering and compression	640,730	—	72,819	(72,819)	640,730
Processing	764,301	—	—	—	764,301
Transportation	576,002	—	—	—	576,002
Water handling	—	—	89,563	(89,563)	—
Production and ad valorem taxes	117,692	—	—	—	117,692
Marketing	—	217,078	—	—	217,078
Exploration and mine expenses	2,097	—	—	—	2,097
General and administrative (excluding equity-based compensation)	124,599	—	29,967	(29,967)	124,599
Equity-based compensation	44,988	—	23,175	(23,175)	44,988
Depletion, depreciation and amortization	515,247	—	101,174	(101,174)	515,247
Impairment of property and equipment	44,746	—	—	—	44,746
Accretion of asset retirement obligations	2,971	—	133	(133)	2,971
Contract termination, loss contingency, settlements and other operating expenses	24,223	23,763	2,553	(2,553)	47,986
Loss (gain) on sale of assets	(447)	—	6,036	(6,036)	(447)
Total operating expenses	2,948,702	240,841	325,420	(325,420)	3,189,543
Operating income (loss)	$383,737	(85,451)	456,181	(456,181)	298,286

Equity in earnings of unconsolidated affiliates	$58,986	—	77,825	(77,825)	58,986

	Nine Months Ended September 30, 2024
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream	Affiliate	Total
Revenue and other:
Natural gas sales	$1,274,503	—	—	—	1,274,503
Natural gas liquids sales	1,511,253	—	—	—	1,511,253
Oil sales	180,899	—	—	—	180,899
Commodity derivative fair value gains	22,229	—	—	—	22,229
Gathering, compression and water handling	—	—	818,716	(818,716)	—
Marketing	—	145,098	—	—	145,098
Amortization of deferred revenue, VPP	20,289	—	—	—	20,289
Other revenue and income	2,574	—	—	—	2,574
Total revenue	3,011,747	145,098	818,716	(818,716)	3,156,845

Operating expenses:
Lease operating	88,477	—	—	—	88,477
Gathering and compression	671,893	—	76,849	(76,849)	671,893
Processing	802,349	—	—	—	802,349
Transportation	546,664	—	—	—	546,664
Water handling	—	—	85,202	(85,202)	—
Production and ad valorem taxes	147,524	—	—	—	147,524
Marketing	—	192,764	—	—	192,764
Exploration	1,916	—	—	—	1,916
General and administrative (excluding equity-based compensation)	120,624	—	32,441	(32,441)	120,624
Equity-based compensation	49,293	—	32,871	(32,871)	49,293
Depletion, depreciation and amortization	513,787	—	107,205	(107,205)	513,787
Impairment of property and equipment	18,958	—	332	(332)	18,958
Accretion of asset retirement obligations	2,554	—	140	(140)	2,554
Loss (gain) on sale of assets	(1,127)	—	906	(906)	(1,127)
Contract termination, loss contingency, settlements and other operating expenses	3,901	—	1,339	(1,339)	3,901
Total operating expenses	2,966,813	192,764	337,285	(337,285)	3,159,577
Operating income (loss)	$44,934	(47,666)	481,431	(481,431)	(2,732)

Equity in earnings of unconsolidated affiliates	$69,862	—	82,795	(82,795)	69,862

Exploration and Production Segment

The following table sets forth selected operating data of the exploration and production segment:

	Nine Months Ended		Amount of
	September 30,		Increase	Percent
	2023	2024	(Decrease)	Change
Production data (1) (2):
Natural gas (Bcf)	606	597	(9)	(1)%
C2 Ethane (MBbl)	19,251	21,873	2,622	14%
C3+ NGLs (MBbl)	31,009	31,871	862	3%
Oil (MBbl)	2,720	2,843	123	5%
Combined (Bcfe)	924	936	12	1%
Daily combined production (MMcfe/d)	3,383	3,417	34	1%
Average prices before effects of derivative settlements (3):
Natural gas (per Mcf)	$2.68	2.14	(0.54)	(20)%
C2 Ethane (per Bbl) (4)	$10.43	8.56	(1.87)	(18)%
C3+ NGLs (per Bbl)	$37.89	41.54	3.65	10%
Oil (per Bbl)	$63.38	63.63	0.25	*
Weighted Average Combined (per Mcfe)	$3.43	3.17	(0.26)	(8)%
Average realized prices after effects of derivative settlements (3):
Natural gas (per Mcf)	$2.65	2.15	(0.50)	(19)%
C2 Ethane (per Bbl) (4)	$10.43	8.56	(1.87)	(18)%
C3+ NGLs (per Bbl)	$37.84	41.68	3.84	10%
Oil (per Bbl)	$63.04	63.49	0.45	1%
Weighted Average Combined (per Mcfe)	$3.41	3.18	(0.23)	(7)%
Average costs (per Mcfe):
Lease operating	$0.10	0.09	(0.01)	(10)%
Gathering and compression	$0.69	0.72	0.03	4%
Processing	$0.83	0.86	0.03	4%
Transportation	$0.62	0.58	(0.04)	(6)%
Production and ad valorem taxes	$0.13	0.16	0.03	23%
Marketing expense, net	$0.07	0.05	(0.02)	(29)%
General and administrative (excluding equity-based compensation)	$0.13	0.13	—	*
Depletion, depreciation, amortization and accretion	$0.56	0.55	(0.01)	(2)%

*Not meaningful

(1)	Production data excludes volumes related to the VPP.
(2)	Oil and NGLs production was converted at 6 Mcf per Bbl to calculate total Bcfe production and per Mcfe amounts. This ratio is an estimate of the equivalent energy content of the products and may not reflect their relative economic value.
(3)	Average prices reflect the before and after effects of our settled commodity derivatives. Our calculation of such after effects includes gains (losses) on settlements of commodity derivatives (but do not include payments from the derivative monetizations in 2023), which do not qualify for hedge accounting because we do not designate or document them as hedges for accounting purposes.
(4)	The average realized price for the nine months ended September 30, 2023 and 2024 includes $13 million and $2 million, respectively, of proceeds related to a take-or-pay contract. Excluding the effect of these proceeds, the average realized price for ethane before and after the effects of derivatives for the nine months ended September 30, 2023 and 2024 would have been $9.77 per Bbl and $8.48 per Bbl, respectively.

Natural gas sales. Revenues from sales of natural gas decreased from $1.6 billion for the nine months ended September 30, 2023 to $1.3 billion for the nine months ended September 30, 2024, a decrease of $0.3 billion, or 21%. Lower commodity prices (excluding the effects of derivative settlements) during the nine months ended September 30, 2024 accounted for an approximate $323 million decrease in year-over-year natural gas sales revenue (calculated as the change in the year-to-year average price times current year production volumes). Lower natural gas production volumes accounted for an approximate $24 million decrease in year-over-year natural gas sales revenue (calculated as the change in year-to-year volumes times the prior year average price).

NGLs sales. Revenues from sales of NGLs increased from $1.4 billion for the nine months ended September 30, 2023 to $1.5 billion for the nine months ended September 30, 2024, an increase of $0.1 billion, or 10%. Higher commodity prices (excluding the effects of derivative settlements) during the nine months ended September 30, 2024 accounted for an approximate $76 million increase in year-over-year revenues (calculated as the change in the year-to-year average price times current year production volumes). Higher NGLs production volumes accounted for an approximate $60 million increase in year-over-year NGLs revenues (calculated as the change in year-to-year volumes times the prior year average price).

Oil sales. Revenues from sales of oil increased from $172 million for the nine months ended September 30, 2023 to $181 million for the nine months ended September 30, 2024, an increase of $9 million, or 5%. Higher oil prices, excluding the effects of derivative settlements, accounted for an approximate $1 million increase in year-over-year oil revenues (calculated as the change in the year-to-year average price times current year production volumes). Higher oil production volumes during the nine months ended September 30, 2024 accounted for an approximate $8 million increase in year-over-year oil revenues (calculated as the change in year-to-year volumes times the prior year average price).

Commodity derivative fair value gains. Our commodity derivatives included variable price swap contracts, swaptions, basis swap contracts, call options and embedded put options. Because we do not designate these derivatives as accounting hedges, they do not receive hedge accounting treatment. Consequently, all mark-to-market gains or losses, as well as cash receipts or payments on settled derivative instruments, are recognized in our statements of operations. For the nine months ended September 30, 2023 and 2024, our commodity hedges resulted in derivative fair value gains of $138 million and $22 million, respectively. For the nine months ended September 30, 2023, commodity derivative fair value gains included $17 million of cash payments on settled commodity derivative losses and a $202 million cash payment for the early settlement of our swaption. For the nine months ended September 30, 2024, commodity derivative fair value gains included $12 million of net cash proceeds for settled derivative gains.

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

Amortization of deferred revenue, VPP. Amortization of deferred revenues associated with the VPP decreased from $23 million for the nine months ended September 30, 2023 to $20 million for the nine months ended September 30, 2024, a decrease of $3 million or 11%, primarily due to lower production volumes attributable to the VPP properties between periods. Amortization of the deferred revenues associated with the VPP are recognized as the production volumes are delivered at $1.61 per MMBtu over the contractual term.

Lease operating expense. Lease operating expense decreased from $92 million, or $0.10 per Mcfe, for the nine months ended September 30, 2023 to $88 million, or $0.09 per Mcfe, for the nine months ended September 30, 2024, primarily due to lower water disposal costs and workover expense during the nine months ended September 30, 2024, partially offset by higher oilfield service costs between periods.

Gathering, compression, processing and transportation expense. Gathering, compression, processing and transportation expense remained consistent at $2.0 billion for the nine months ended September 30, 2023 and 2024. This was primarily a result of the following:

●	Gathering and compression costs on a per unit basis increased from $0.69 per Mcfe for the nine months ended September 30, 2023 to $0.72 per Mcfe for the nine months ended September 30, 2024, primarily due to the expiration of the growth incentive fee rebate program on December 31, 2023 and annual CPI-based adjustments between periods. During the nine months ended September 30, 2023, we earned fee rebates of $36 million under this program.
●	Processing costs on a per unit basis increased from $0.83 per Mcfe for the nine months ended September 30, 2023 to $0.86 per Mcfe for the nine months ended September 30, 2024, primarily due to increased costs for NGLs processing and transportation, which includes an annual CPI-based adjustment during the first quarter of 2024 and higher NGLs transportation fees.
●	Transportation costs on a per unit basis decreased from $0.62 per Mcfe for the nine months ended September 30, 2023 to $0.58 per Mcfe for the nine months ended September 30, 2024 primarily due to lower demand fees and lower fuel costs as a result of lower natural gas prices between periods.

Production and ad valorem tax expense.  Production and ad valorem taxes increased from $118 million for the nine months ended September 30, 2023 to $148 million for the nine months ended September 30, 2024, an increase of $30 million, or 25%, primarily due to higher ad valorem taxes and production volumes between periods, partially offset by lower natural gas prices during the nine months ended September 30, 2024. Production and ad valorem taxes as a percentage of natural gas revenues increased from 7% for the nine months ended September 30, 2023 to 12% for the nine months ended September 30,

2024, primarily as a result of higher ad valorem taxes, which 2024 West Virginia ad valorem taxes are based on commodity prices during 2022.

General and administrative expense. General and administrative expense (excluding equity-based compensation expense) decreased from $125 million for the nine months ended September 30, 2023 to $121 million for nine months ended September 30, 2024, a decrease of $4 million, or 3%, primarily due to lower professional service fees between periods. General and administrative expense on a per unit basis (excluding equity-based compensation) remained consistent at $0.13 per Mcfe for the nine months ended September 30, 2023 and 2024.

Equity-based compensation expense. Non-cash equity-based compensation expense increased from $45 million for the nine months ended September 30, 2023 to $49 million for the nine months ended September 30, 2024, an increase of $4 million, or 10%. This increase was primarily due to RSU award expense attributable to awards granted in the fourth quarter of 2023 and first quarter of 2024, partially offset by lower PSU award expense between periods and equity-based awards granted in prior years that were fully vested between periods. See Note 9—Equity-Based Compensation to the unaudited condensed consolidated financial statements for more information.

Depletion, depreciation and amortization expense. DD&A expense remained relatively consistent at $515 million, or $0.56 per Mcfe, and $514 million, or $0.55 per Mcfe, for the nine months ended September 30, 2023 and 2024, respectively.

Impairment of property and equipment. Impairment of oil and gas properties decreased from $45 million for the nine months ended September 30, 2023 to $19 million for the nine months ended September 30, 2024, a decrease of $26 million, primarily due to lower impairments of expiring leases between periods. During both periods, we recognized impairments primarily related to expiring leases as well as design and initial costs related to pads we no longer plan to place into service.

Contract termination, loss contingency, settlements and other operating expenses. Contract termination, loss contingency, settlements and other operating expenses attributable to our exploration and production segment decreased from $24 million for the nine months ended September 30, 2023 to $4 million for the nine months ended September 30, 2024. This decrease was primarily due to a loss contingency recorded in the third quarter of 2023 and lower expense associated with the early termination of certain completion contracts between periods, partially offset by our receipt of 0.1 million shares of Antero Midstream common stock during the third quarter of 2024 as part of a judgment in a legal proceeding with an unaffiliated third-party.

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

Net marketing expense decreased from $62 million, or $0.07 per Mcfe, for the nine months ended September 30, 2023 to $48 million, or $0.05 per Mcfe, for the nine months ended September 30, 2024, primarily due to lower firm transportation commitments between periods.

Marketing revenue. Marketing revenue decreased from $155 million for the nine months ended September 30, 2023 to $145 million for the nine months ended September 30, 2024, a decrease of $10 million, or 7%. This fluctuation primarily resulted from the following:

●	Natural gas marketing revenue decreased by $59 million between periods primarily due to lower natural gas marketing volumes and prices. Lower natural gas marketing volumes accounted for a $50 million decrease in year-over-year marketing revenues (calculated as the change in year-to-year volumes times the prior year average price), and lower natural gas prices accounted for a $9 million decrease in year-over-year marketing revenues (calculated as the change in the year-to-year average price times current year marketing volumes).
●	Oil marketing revenue increased by $45 million between periods primarily due to higher oil marketing volumes and prices. Higher oil marketing volumes accounted for a $35 million increase in year-over-year marketing revenues (calculated as the change in year-to-year volumes times the prior year average price), and higher oil prices accounted for a $10 million increase in year-over-year marketing revenues (calculated as the change in the year-to-year average price times current year marketing volumes).

●	NGLs marketing revenues were $4 million for the nine months ended September 30, 2024. There were no NGLs marketing revenues for the nine months ended September 30, 2023.

Marketing expense. Marketing expense decreased from $217 million for the nine months ended September 30, 2023 to $193 million for the nine months ended September 30, 2024, a decrease of $24 million, or 11%. Marketing expense includes the cost of third-party purchased natural gas, NGLs and oil as well as firm transportation costs, including costs related to current excess firm capacity. The cost of third-party natural gas purchases decreased $47 million between periods, partially offset by increased oil and NGLs purchases of $38 million and $4 million, respectively. The total cost of third-party commodity purchases decreased primarily due to lower natural gas marketing volumes and prices between periods, partially offset by higher oil prices and marketing volumes during the nine months ended September 30, 2024. Firm transportation costs decreased $19 million from $82 million for the nine months ended September 30, 2023 to $63 million for the nine months ended September 30, 2024, primarily due to the reduction in firm transportation commitments between periods.

Contract termination, loss contingency, settlements and other operating expenses. Contract termination, loss contingency, settlements and other operating expenses attributable to our marketing segment for the nine months ended September 30, 2023, relate to a $24 million payment for the early termination of our firm transportation commitment of 200,000 MMBtu per day on the Equitrans pipeline. Our marketing segment did not incur any contract termination, loss contingency, settlements and other operating expenses for the nine months ended September 30, 2024.

Antero Midstream Segment

Antero Midstream revenue. Revenue from the Antero Midstream segment increased from $782 million for the nine months ended September 30, 2023 to $819 million for the nine months ended September 30, 2024, an increase of $37 million. This increase is primarily due to higher gathering and processing revenues of $66 million, partially offset by lower water handling revenues of $29 million. The increased gathering and processing revenues between periods is primarily a result of the expiration of the growth incentive fee rebate program on December 31, 2023, increased throughput and annual CPI-based gathering and compression rate adjustments between periods. The decreased water handling revenues between periods is primarily due to lower fresh water delivery volumes and lower water handling volumes that are billed at cost plus 3%, partially offset by higher blending volumes and an increased fresh water delivery rate due to an annual CPI-based adjustment during the nine months ended September 30, 2024.

Antero Midstream operating expense. Total operating expense related to the Antero Midstream segment increased from $325 million for the nine months ended September 30, 2023 to $337 million for the nine months ended September 30, 2024, an increase of $12 million. This increase is primarily due to higher general and administrative expense, including equity-based compensation expense, and depreciation expense between periods as well as lower gains on asset sale during the nine months ended September 30, 2024.

Items Not Allocated to Segments

Interest expense. Interest expense increased from $85 million for the nine months ended September 30, 2023 to $91 million for the nine months ended September 30, 2024, an increase of $6 million or 7%, primarily due to higher average Credit Facility borrowings between periods and higher benchmark interest rates during the nine months ended September 30, 2024.

Income tax expense (benefit). For the nine months ended September 30, 2023, we had income tax expense of $46 million, with an effective tax rate of 17%, related to our income before income taxes of $272 million. For the nine months ended September 30, 2024, we had an income tax benefit of $2 million, with an effective tax rate of 9%, related to our loss before income taxes of $25 million. The decrease in the effective tax rate between periods was primarily due to the effects of noncontrolling interests and our loss before income taxes during the nine months ended September 30, 2024.

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

Based on strip prices as of September 30, 2024, we believe that net cash provided by operating activities and available borrowings under the Credit Facility will be sufficient to meet our cash requirements, including normal operating needs, debt service obligations, capital expenditures and commitments and contingencies for at least the next 12 months.

Cash Flows

The following table summarizes our cash flows (in thousands):

	Nine Months Ended September 30,
	2023	2024
Net cash provided by operating activities	$682,546	571,286
Net cash used in investing activities	(914,137)	(588,251)
Net cash provided by financing activities	231,591	16,965
Net increase in cash and cash equivalents	$—	—

Operating activities. Net cash provided by operating activities was $682 million and $571 million for the nine months ended September 30, 2023 and 2024, respectively. Net cash provided by operating activities decreased between periods primarily due to lower natural gas prices, changes in working capital and higher interest expense, partially offset by lower net marketing expense and higher NGLs and oil revenues between periods and a $202 million payment for early settlement of our swaption agreement in the nine months ended September 30, 2023.

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

Investing activities. Net cash used in investing activities decreased from $914 million for the nine months ended September 30, 2023 to $588 million for the nine months ended September 30, 2024, primarily due to lower well completions between periods, decreased drilling activity as a result of a lower rig count during the nine months ended September 30, 2024 and decreased leasing activity during the nine months ended September 30, 2024.

Financing activities. Net cash provided by financing activities decreased from $232 million for the nine months ended September 30, 2023 to $17 million for the nine months ended September 30, 2024. The decrease between periods is primarily due to lower net borrowings on our Credit Facility of $330 million and payment of debt issuance costs for our Unsecured Credit Facility of $6 million, partially offset by decreased share repurchases of $75 million and decreased distributions to the noncontrolling interests in Martica of $46 million between periods.

2024 Capital Budget and Capital Spending

On February 14, 2024, we announced a net capital budget for 2024 of $725 million to $800 million. Our budget includes: a range of $650 million to $700 million for drilling and completion and $75 million to $100 million for leasehold expenditures. We do not budget for acquisitions. During 2024, we plan to complete 45 to 50 net horizontal wells in the Appalachian Basin. We periodically review our capital expenditures and adjust our budget and its allocation based on liquidity, drilling results, leasehold acquisition opportunities and commodity prices. On October 30, 2024, we announced a decrease in our net capital budget for drilling and completion to a range of $640 million to $660 million to reflect operational efficiencies and the deferral of a drilled but uncompleted pad due to low natural gas prices. Our revised net capital budget for 2024 is $715 million to $760 million.

For the three months ended September 30, 2024, our total consolidated capital expenditures were $172 million, including drilling and completion costs of $148 million, leasehold acquisitions of $23 million and other capital expenditures of $1 million. For the nine months ended September 30, 2024, our total consolidated capital expenditures were $578 million, including drilling and completion costs of $499 million, leasehold acquisitions of $69 million and other capital expenditures of $10 million.

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

Based on future prices as of September 30, 2024, the estimated undiscounted future net cash flows exceeded the carrying amount and no further evaluation was required. We have not recorded any impairment expenses associated with our proved properties during the three and nine months ended September 30, 2023 and 2024.

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

We may enter into financial derivative instruments for a portion of our natural gas, NGLs and oil production when circumstances warrant and management believes that favorable future prices can be secured in order to mitigate some of the potential negative impact on our cash flows caused by changes in commodity prices. Due to our improved liquidity and leverage position as compared to historical levels, the percentage of our expected production that we hedge has decreased. For the three and nine months ended September 30, 2023 and 2024, substantially all of our production was unhedged. Our financial hedging activities may include commodity fixed price swaps, basis swaps, collars or other similar instruments related to the price risk associated with our production. These contracts are financial instruments and do not require or allow for physical delivery of the hedged commodity. As of September 30, 2024, our commodity derivatives included fixed swaps, basis differential swaps, call options and embedded put options at index-based pricing for a portion of our production. See Note 11—Derivative Instruments to our unaudited condensed consolidated financial statements for more information.

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

Based on our production and our derivative instruments that settled during the nine months ended September 30, 2024, our revenues would have decreased by $113 million for each $0.10 decrease per MMBtu in natural gas prices and $1.00 decrease per Bbl in oil and NGLs prices, excluding the effects of changes in the fair value of our derivative positions which remain open as of September 30, 2024.

All derivative instruments, other than those that meet the normal purchase and normal sale scope exception or other derivative scope exceptions, are recorded at fair market value in accordance with GAAP and are included in our consolidated balance sheets as assets or liabilities. The fair values of our derivative instruments are adjusted for non-performance risk. Because we do not designate these derivatives as accounting hedges, they do not receive hedge accounting treatment; therefore, all mark to market gains or losses, as well as cash receipts or payments on settled derivative instruments, are recognized in our statements of operations and comprehensive income. We present total gains or losses on commodity derivatives (for both settled derivatives and derivative positions which remain open) within operating revenues as commodity derivative fair value gains (losses) in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

Mark-to-market adjustments of derivative instruments cause earnings volatility but have no cash flow impact relative to changes in market prices until the derivative contracts are settled or monetized prior to settlement. We expect continued volatility in the fair value of our derivative instruments. Our cash flows are impacted when the associated derivative contracts are settled or monetized by making or receiving payments to or from the counterparty. As of December 31, 2023 and September 30, 2024, the estimated fair value of our commodity derivative instruments was a net liability $37 million and $27 million, respectively, comprised of current and noncurrent assets and liabilities.

Counterparty and Customer Credit Risk

Our principal exposures to credit risk are through receivables resulting from the following: the sale of our natural gas, NGLs and oil production ($319 million as of September 30, 2024), which we market to energy companies, end users and refineries, and commodity derivative contracts ($7 million as of September 30, 2024).

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

In addition, we are exposed to the credit risk of our counterparties for our derivative instruments. Credit risk is the potential failure of a counterparty to perform under the terms of a derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions that management deems to be competent and competitive market makers. The creditworthiness of our counterparties is subject to periodic review. As of September 30, 2024, we have commodity hedges in place with four different counterparties, three of which are lenders under the Unsecured Credit Facility. We had derivative assets of $3 million with bank counterparties under our Unsecured Credit Facility as of September 30, 2024. The estimated fair value of our commodity derivative assets has been risk-adjusted using a discount rate based upon the counterparties’ respective published credit default swap rates (if available, or if not available, a discount rate based on the applicable Reuters bond rating) as of September 30, 2024. We believe that all of the counterparties to our derivative instruments are acceptable credit risks as of September 30, 2024. We are not required to provide credit support or collateral to any of our counterparties under our derivative contracts, nor are they required to provide credit support to us. As of September 30, 2024, we did not have any past-due receivables from, or payables to, any of the counterparties to our derivative contracts.

Interest Rate Risks

Our primary exposure to interest rate risk results from outstanding borrowings under the Credit Facility, which has a floating interest rate. The average annualized interest rate incurred on the Credit Facility for borrowings during the nine months ended September 30, 2024 was 7.70%. We estimate that a 1.0% increase in the applicable average interest rates for the nine months ended September 30, 2024 would have resulted in an estimated $3 million increase in interest expense.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2024 at a level of reasonable assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities

Issuer Purchases of Equity Securities

The following table sets forth our share purchase activity for each period presented:

			Total Number	Approximate
			of Shares	Dollar Value
			Repurchased	of Shares
			as Part of	that May
	Total Number		Publicly	Yet be Purchased
	of Shares	Average Price	Announced	Under the Plan
Period	Purchased (1)	Paid Per Share	Plans	($ in thousands)
July 1, 2024 - July 31, 2024	20,196	$32.01	—	$1,050,901
August 1, 2024 - August 31, 2024	917	25.20	—	1,050,901
September 1, 2024 - September 30, 2024	—	—	—	1,050,901
Total	21,113	$31.71	—
(1)	The total number of shares purchased includes shares of our common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of equity-based awards held by our employees.

Item 4. Mine Safety Disclosures

The required disclosure under Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 C.F.R Section 229.104) is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.

Item 5. Other Information

On October 30, 2024, the Company announced that the Board, upon the recommendation of its Nominating & Governance Committee, appointed Jeffrey S. Muñoz to the Board as a Class II director. Mr. Muñoz was also appointed to serve on the Board’s Audit Committee and Nominating & Governance Committee. The Board determined that Mr. Muñoz meets the independence requirements under the rules of the New York Stock Exchange and the Company’s independence standards, and that there are no transactions between the Company and Mr. Muñoz that would require disclosure under Item 404(a) of Regulation S-K. There are no understandings or arrangements between Mr. Muñoz and any other person pursuant to which Mr. Muñoz was selected to serve as a director of the Board.

Mr. Muñoz will receive the standard non-employee director compensation for serving on the Board and committees of the Board. The specific terms of such compensation are described further in the Company’s annual proxy statement that was filed with the SEC on April 25, 2024.

In connection with his appointment, the Company entered into an Indemnification Agreement with Mr. Muñoz pursuant to which the Company agreed to indemnify Mr. Muñoz to the fullest extent permitted under Delaware law against liability that may arise by reason of his service to the Company and to advance his expenses incurred as a result of any proceeding against him to which he could be indemnified.

The foregoing description is qualified in its entirety by reference to the full text of such Indemnification Agreement, the form of which is filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 17, 2018 and incorporated in this Item 5 by reference.

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

10.1

Amended and Restated Credit Agreement, dated as of July 30, 2024, among Antero Resources Corporation, as Borrower, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-36120) filed on July 31, 2024).

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
101*

The following financial information from this Quarterly Report on Form 10-Q of Antero Resources Corporation for the quarter ended September 30, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

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

ANTERO RESOURCES CORPORATION

By:	/s/ MICHAEL N. KENNEDY
Michael N. Kennedy
Chief Financial Officer and Senior Vice President – Finance

Date:	October 30, 2024