Form 10-K
period 2024-12-31
ANTERO RESOURCES Corp
filed 2025-02-12
CIK 1433270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ⌧

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ⌧ No

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ⌧

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $8.0 billion based on the $32.63 per share closing price of Antero Resources Corporation’s common stock as reported on that day on the New York Stock Exchange.

Number of shares of the registrant’s common stock outstanding as of February 7, 2025 (in thousands): 311,180

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

GLOSSARY OF COMMONLY USED TERMS

The following are abbreviations and definitions of certain terms used in this document, some of which are commonly used in the oil and gas industry:

2026 Convertible Notes. The 4.25% convertible senior notes due September 1, 2026.

Antero Midstream. Antero Midstream Corporation.

ASC. Accounting Standards Codification.

ASU. Accounting Standards Update.

Basin. A large natural depression on the earth’s surface in which sediments, generally brought by water, accumulate.

Bbl. One stock tank barrel, of 42 U.S. gallons liquid volume, used herein in reference to crude oil, condensate, NGLs or water.

Bbl/d. Bbl per day.

Bcf. One billion cubic feet of natural gas.

Bcf/d. Bcf per day.

Bcfe. One billion cubic feet of natural gas equivalent with one barrel of oil, condensate or NGLs converted to six Mcf of natural gas.

Btu. British thermal unit.

C3+ NGLs. Natural gas liquids excluding ethane, consisting primarily of propane, isobutane, normal butane and natural gasoline.

Completion. The process of treating a drilled well followed by the installation of permanent equipment for the production of natural gas or oil, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.

CPI. Consumer Price Index.

Credit Facility. As the context requires, (i) for any date prior to July 30, 2024, the senior secured revolving credit facility pursuant to the Sixth Amended and Restated Credit Agreement, dated as of October 26, 2021, and (ii) for July 30, 2024 and thereafter, the senior unsecured revolving credit facility pursuant to the Amended and Restated Credit Agreement, dated as of July 30, 2024.

DD&A. Depletion, depreciation and amortization.

Delineation. The process of placing a number of wells in various parts of a reservoir to determine its boundaries and production characteristics.

Developed acreage. The number of acres that are allocated or assignable to productive wells or wells capable of production.

Development well. A well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

Dry hole. A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.

EPA. United States Environmental Protection Agency.

ESG. Environmental, social and governance.

Exploratory well. A well drilled to find and produce natural gas or oil reserves not classified as proved, to find a new reservoir in a field previously found to be productive of natural gas or oil in another reservoir, or to extend a known reservoir.

FASB. Financial Accounting Standards Board.

i

FERC. Federal Energy Regulatory Commission.

Field. An area consisting of a single reservoir or multiple reservoirs all grouped on, or related to, the same individual geological structural feature or stratigraphic condition. The field name refers to the surface area, although it may refer to both the surface and the underground productive formations.

Formation. A layer of rock which has distinct characteristics that differs from nearby rock.

Fresh water. Water that is either (i) raw fresh water or (ii) produced or flowback water that has been treated, including through blending operations.

GAAP. Generally accepted accounting principles in the United States of America.

Gross acres or gross wells. The total acres or wells, as the case may be, in which a working interest is owned.

GHG. Greenhouse gas.

Horizontal drilling. A drilling technique where a well is drilled vertically to a certain depth and then drilled along a horizontal path oriented at approximately 85 to 95 degrees from a vertical direction within a specified interval.

Hydrocarbon. An organic compound containing only carbon and hydrogen.

ICE. Intercontinental Exchange, Inc.

IRS. The Internal Revenue Service of the United States of America

Joint Venture. The joint venture entered into on February 6, 2017 between Antero Midstream Partners LP, a wholly owned subsidiary of Antero Midstream and MarkWest, a wholly owned subsidiary of MPLX, LP, to develop processing and fractionation assets in Appalachia.

Liquids-rich. Natural gas with a heating value of at least 1,100 Btu per Mcf.

LPG. Liquefied petroleum gas consisting of propane and butane.

MarkWest. MarkWest Energy Partners, L.P.

Martica. Martica Holdings LLC.

MBbl. One thousand barrels of crude oil, condensate or NGLs.

Mcf. One thousand cubic feet of natural gas.

Mcfe. One thousand cubic feet of natural gas equivalent with one barrel of oil, condensate or NGLs converted to six Mcf of natural gas.

MMBbl. One million barrels of crude oil, condensate or NGLs.

MMBtu. One million British thermal units.

MMBtu/d. MMBtu per day.

MMcf. One million cubic feet of natural gas.

MMcf/d. MMcf per day.

MMcfe. One million cubic feet of natural gas equivalent with one barrel of oil, condensate or NGLs converted to six Mcf of natural gas.

MMcfe/d. MMcfe per day.

Net acres. The percentage of total acres an owner has out of a particular number of gross acres, or a specified tract. An owner who has 50% working interest in 100 gross acres owns 50 net acres.

Net well. The percentage ownership interest in a well that an owner has based on the working interest. An owner who has a 50% working interest in a well has a 0.50 net well.

NGLs. Natural gas liquids. Hydrocarbons found in natural gas that may be extracted as purity products such as ethane, propane, isobutane, normal butane and natural gasoline.

NYMEX. The New York Mercantile Exchange.

OPIS. Oil Price Information Service.

Potential well locations. Total gross locations that we may be able to drill on our existing acreage. Actual drilling activities may change depending on the availability of capital, regulatory approvals, seasonal restrictions, natural gas, NGLs and oil prices, costs, drilling results and other factors.

Productive well. A well that is found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of the production exceed production expenses and taxes.

Prospect. A specific geographic area which, based on supporting geological, geophysical or other data, and also preliminary economic analysis using reasonably anticipated prices and costs, is deemed to have potential for the discovery of commercial hydrocarbons.

Proved developed reserves. Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

Proved reserves. The estimated quantities of natural gas, NGLs and oil that geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions.

Proved undeveloped reserves or PUD. Proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

PV-10. When used with respect to oil and gas reserves, PV-10 means the estimated future gross revenue to be generated from the production of proved reserves, net of estimated production, future development and abandonment costs, using average yearly prices computed using SEC rules, before income taxes, and without giving effect to non-property-related expenses, discounted to a present value using an annual discount rate of 10% in accordance with the guidelines of the SEC. PV-10 is not a financial measure calculated in accordance with GAAP and generally differs from Standardized measure, the most directly comparable GAAP financial measure, because it does not include the effects of income taxes on future net revenues. Neither PV-10 nor Standardized measure represents an estimate of the fair market value of our natural gas and oil properties. We and others in the industry use PV-10 as a measure to compare the relative size and value of proved reserves held by companies without regard to the specific tax characteristics of such entities.

Reservoir. A porous and permeable underground formation containing a natural accumulation of producible oil and/or natural gas that is confined by impermeable rock or water barriers and is separate from other reservoirs.

SEC. The United States Securities and Exchange Commission.

Senior Notes. Collectively, the 5.00% senior notes due March 1, 2025, 8.375% senior notes due July 15, 2026, 7.625% senior notes due February 1, 2029 and 5.375% senior notes due March 1, 2030, as applicable.

Spacing. The distance between wells producing from the same reservoir. Spacing is often expressed in terms of acres, e.g., 40-acre spacing, or distance between two horizontal well legs, and is often established by regulatory agencies.

Standardized measure. Discounted future net cash flows estimated by applying year end prices to the estimated future production of year end proved reserves. Future cash inflows are reduced by estimated future production and development costs based on period-end costs to determine pre-tax cash inflows. Future income taxes, if applicable, are computed by applying the statutory tax rate to the excess of pre-tax cash inflows over our tax basis in the natural gas and oil properties. Future net cash inflows after income taxes are discounted using a 10% annual discount rate.

Strip prices. The daily settlement prices of commodity futures contracts, such as those for natural gas, NGLs and oil. Strip prices represent the prices at which a given commodity can be sold at specified future dates, which may not represent actual market prices available upon such date in the future.

Swaption. An instrument that provides the holder with the right, but not the obligation, to enter into a fixed price swap at a specified future date.

Tcf. One trillion cubic feet of natural gas.

Tcfe. One trillion cubic feet of natural gas equivalent with one barrel of oil, condensate, or NGLs converted to six thousand cubic feet of natural gas.

Undeveloped acreage. Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas, NGLs and oil regardless of whether such acreage contains proved reserves.

VIE. Variable Interest Entity.

Working interest. The right granted to the lessee of a property to explore for and to produce and own natural gas or other minerals. The working interest owners bear the exploration, development and operating costs on either a cash, penalty, or carried basis.

WTI. West Texas Intermediate light sweet crude oil.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this Annual Report on Form 10-K may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements, other than statements of historical fact included in this Annual Report on Form 10-K, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward looking statements.  Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements, although not all forward-looking statements contain such identifying words.  When considering these forward-looking statements, investors should keep in mind the risk factors and other cautionary statements in this Annual Report on Form 10-K.  These forward-looking statements are based on management’s current beliefs, based on currently available information, as to the outcome and timing of future events.  Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

●	natural gas, NGLs and oil prices;
●	our ability to execute our business strategy;
●	our production and natural gas, NGLs and oil reserves;
●	our financial strategy, liquidity and capital required for our development program;
●	our ability to obtain debt or equity financing on satisfactory terms to fund acquisitions, expansion projects, capital expenditures, working capital requirements and the repayment or refinancing of indebtedness;
●	our ability to execute our return of capital program;
●	timing and amount of future production of natural gas, NGLs and oil;
●	impacts of geopolitical events, including the conflicts in Ukraine and in the Middle East, and world health events;
●	our ability to meet minimum volume commitments and to utilize or monetize our firm transportation commitments;
●	marketing of natural gas, NGLs and oil;
●	our future drilling plans;
●	our projected well costs;
●	our hedging strategy and results;
●	costs of developing our properties;
●	uncertainty regarding our future operating results;
●	operations of Antero Midstream;
●	competition;
●	government regulations and changes in laws;
●	pending legal or environmental matters;
●	leasehold or business acquisitions;
●	our ability to achieve our GHG reduction targets and the costs associated therewith;
●	general economic conditions;
●	credit markets; and

v

●	our other plans, objectives, expectations and intentions contained in this Annual Report on Form 10-K.

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

SUMMARY RISK FACTORS

Commodity Prices

●	Natural gas, NGLs and oil price volatility, or a substantial or prolonged period of low natural gas, NGLs and oil prices, may adversely affect our business, financial condition or results of operations and our ability to meet our capital expenditure obligations and financial commitments.
●	If commodity prices decrease to a level such that our future undiscounted cash flows from our properties are less than their carrying value, we will be required to take write-downs of the carrying values of our properties.

Reserves

●	The development of our estimated proved undeveloped reserves may take longer and may require higher levels of capital expenditures than we currently anticipate. Therefore, our estimated proved undeveloped reserves may not be ultimately developed or produced.
●	Reserve estimates depend on many assumptions that may turn out to be inaccurate. Any material inaccuracies in our reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.
●	Unless we replace our reserves with new reserves and develop those reserves, our reserves and, eventually, production will decline, which would adversely affect our future cash flows and results of operations.
●	Approximately 48% of our net leasehold acreage is undeveloped, and that acreage may not ultimately be developed or become commercially productive, which could cause us to lose rights under our leases as well as have a material adverse effect on our oil and natural gas reserves and future production and, therefore, our future cash flows and income.

Business Operations

●	Drilling for and producing oil and gas are high risk activities with many uncertainties that could adversely affect our business, financial condition or results of operations.
●	Properties that we decide to drill may not yield natural gas, NGLs or oil in commercially viable quantities, which may adversely affect our financial condition, results of operations and cash flows.
●	Market conditions or operational impediments, such as the unavailability of satisfactory transportation arrangements, may hinder our access to natural gas, NGLs and oil markets or delay our production.
●	Legal proceedings brought against us could result in substantial liabilities and materially and adversely impact our financial condition.
●	Our ability to produce natural gas, NGLs and oil economically and in commercial quantities is dependent on the availability of adequate supplies of water for drilling and completion operations and access to water and waste disposal or recycling facilities and services at a reasonable cost. Restrictions on our ability to obtain water or dispose of produced water and other waste may have an adverse effect on our financial condition, results of operations and cash flows.
●	Our failure to develop, obtain, access or maintain the necessary infrastructure to successfully deliver natural gas, NGLs and oil to market may adversely affect our business, financial condition or results of operations.
●	ESG matters and conservation measures may adversely impact our business.

Customer Concentration and Credit Risk

●	The inability of our significant customers to meet their obligations to us may adversely affect our financial results.
●	Hedging transactions may become more costly or unavailable to us and expose us to counterparty credit risk.

Vendor Risks

●	We are required to pay fees to our service providers based on minimum volumes under long-term contracts regardless of actual volume throughput.
●	Interruptions in operations at facilities that process and fractionate our gas may adversely affect our business, financial condition and results of operations.

Acquisitions, Divestitures and Takeovers

●	Our certificate of incorporation and bylaws, as well as Delaware law, contain provisions that could discourage acquisition bids or merger proposals, which may adversely affect the market price of our common stock.

Capital Structure and Access to Capital

●	Our exploration and development projects require substantial capital expenditures. We may be unable to obtain required capital or financing on satisfactory terms, which could lead to a decline in our oil and gas reserves.
●	We may not be able to generate sufficient cash flows to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
●	Restrictions in our existing and future debt agreements could limit our growth and our ability to engage in certain activities.

Compliance with Regulations

●	Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing as well as governmental reviews of such activities could result in increased costs and additional operating restrictions or delays in the completion of oil and natural gas wells and adversely affect our production.
●	Our operations may be exposed to significant delays, costs and liabilities as a result of environmental and occupational health and safety requirements applicable to our business activities.
●	We are subject to complex federal, state, local and other laws and regulations that could adversely affect the cost, manner or feasibility of conducting our operations or expose us to significant liabilities.
●	Our operations are subject to a series of risks related to climate risks that could result in increased operating costs, limit the areas in which we may conduct oil and natural gas exploration and production activities, and reduce demand for our products.

PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

Our Company and Organizational Structure

Antero Resources Corporation (individually referred to as “Antero”) and its consolidated subsidiaries (collectively referred to as “Antero Resources,” the “Company,” “we,” “us” or “our”) are engaged in the development, production, exploration and acquisition of natural gas, NGLs and oil properties located in the Appalachian Basin. The Company targets large, repeatable resource plays where horizontal drilling and advanced fracture stimulation technologies provide the means to economically develop and produce natural gas, NGLs and oil from unconventional formations. As of December 31, 2024, we held approximately 521,000 net acres of natural gas, NGLs and oil properties located in the Appalachian Basin primarily in West Virginia and Ohio. Our corporate headquarters is in Denver, Colorado.

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

We have an interest in Antero Midstream that provides significant influence, but not control, over Antero Midstream. As a result, we account for our interest in Antero Midstream using the equity method of accounting. As of December 31, 2024, we owned 29% of Antero Midstream’s common stock.

General

The following table provides a summary of selected data for our Appalachian Basin natural gas, NGLs and oil assets as of the date and for the period indicated.

						Three Months Ended
	As of December 31, 2024					December 31, 2024
					Gross	Average
	Proved		Net Proved		Potential	Net Daily
	Reserves (1) (2)	PV-10 (3)	Developed	Total	Drilling	Production
	(Bcfe)	(in millions)	Wells (4)	Net Acres	Locations (5)	(MMcfe/d)
Appalachian Basin	17,903	$3,830	1,443	521,038	1,137	3,431
Discounted future income taxes		(335)
Standardized Measure (6)		$3,495
(1)	Estimated proved reserve volumes and values were calculated assuming partial ethane recovery, with rejection of the remaining ethane and using the unweighted 12 month average of the first-day-of-the-month prices (“SEC reserves prices”) for the year ended December 31, 2024, which were $2.12 per Mcf for natural gas, $10.51 per Bbl for ethane, $42.34 per Bbl for C3+ NGLs and $61.60 per Bbl for oil for the Appalachian Basin based on Henry Hub and WTI reference prices of $2.13 per MMBtu and $75.54 per Bbl, respectively.
(2)	Proved reserves for the noncontrolling interests in Martica as of December 31, 2024 were 57 Bcfe.
(3)	PV-10 is a non-GAAP financial measure. We believe that the presentation of PV-10 is relevant and useful to our investors as supplemental disclosure to the standardized measure of future net cash flows, or after-tax amount, because it presents the discounted future net cash flows attributable to our proved reserves prior to taking into account future corporate income taxes and our current tax structure. While the standardized measure is dependent on the unique tax situation of each company, PV-10 is based on a pricing methodology and discount factors that are consistent for all companies. Because of this, PV-10 can be used within the industry and by creditors and securities analysts to evaluate estimated net cash flows from proved reserves on a more comparable basis. The difference between the standardized measure and the PV-10 amount is the discounted amount of estimated future income taxes. Future income taxes are not basin specific, and therefore, the standardized measure is only at a company level. See Note 20—Supplemental Information on Oil and Gas Producing Activities to our consolidated financial statements for additional information about the calculation of standardized measure.
(4)	Excludes certain vertical wells with no proved reserves booked that were primarily acquired in conjunction with leasehold acreage acquisitions.
(5)	Gross potential drilling locations are comprised of 186 locations classified as proved undeveloped and 951 locations classified as probable and possible and excludes 339 locations based on such locations being uneconomic at the SEC reserves prices for the year ended December 31, 2024. See “Item 1A. Risk Factors” for risks and uncertainties related to developing our potential well locations contained in our proved, probable and possible reserve categories.
(6)	Standardized measure of discounted future net cash flows for the noncontrolling interests in Martica as of December 31, 2024 was $101 million.

For the year ended December 31, 2024, our total consolidated capital expenditures were $721 million, including drilling and completion expenditures of $620 million, leasehold additions of $91 million and other capital expenditures of $10 million. We completed 41 net horizontal wells during the year ended December 31, 2024. Our net capital budget for 2025 is $725 million to $800 million. Our budget includes: a range of $650 million to $700 million for drilling and completion and $75 million to $100 million for leasehold expenditures. We do not budget for acquisitions other than leasehold acquisitions. During 2025, we plan to complete 60 to 65 net horizontal wells in the Appalachian Basin. We periodically review our capital expenditures and adjust our budget and its allocation based on liquidity, drilling results, leasehold acquisition opportunities and commodity prices.

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

Strong Balance Sheet and Sustainable Leverage Profile

We are focused on maintaining a strong balance sheet, which includes maintaining a sustainable leverage profile. As of December 31, 2023 and 2024, we had total debt of $1.5 billion. See Note 7—Long-Term Debt to our consolidated financial statements for additional information.

Focused, Long-Lived Asset Base with Sufficient Takeaway Capacity

We have assembled a portfolio of long-lived properties that are characterized by what we believe to be high repeatability and low geologic risk. Our drilling opportunities are focused in the Appalachian Basin where we have a substantial inventory of liquids-rich locations. Additionally, we have secured sufficient long-term firm takeaway capacity on major pipelines in our core operating area to accommodate our current development plans and move our production to various markets.

Integrated Business Platform

We operate in the following reportable segments: (i) the exploration, development and production of natural gas, NGLs and oil; (ii) marketing of excess firm transportation capacity; and (iii) midstream services through our equity method investment in Antero Midstream. See Note 17—Reportable Segments to our consolidated financial statements for additional information on our industry segment operations.

Culture of Continuous Improvement and Responsible Stewardship

We are committed to a culture of continuous improvement, which serves as our foundation to develop and achieve our ESG goals as well as further our goal of environmental stewardship. Innovation, collaboration, technology and establishing meaningful goals have enabled us to improve our safety record, partner with Antero Midstream to recycle or reuse a substantial majority of our flowback and produced water and further our commitment to lowering GHG emission intensity across our operations. Our 2023 ESG Report, available on our website at www.anteroresources.com/esg, includes more information on our ESG goals, as well as specific initiatives we have in place to help achieve these goals.  Our 2023 ESG Report and other information on our website is not incorporated into this Annual Report on Form 10-K or our other filings with the SEC and is not a part of them. Additionally, see “—Regulation of Environmental and Occupational Safety and Health Matters” for more information on GHG emissions and  “Item 1A.  Risk Factors” for risks and uncertainties related to our business operations.

Hedge Program

We may utilize a hedging program to mitigate volatility in commodity prices and to protect certain of our expected future cash flows when circumstances warrant. However, due to our improved liquidity and leverage position as compared to historical levels, the percentage of our expected production that we hedge has decreased substantially. Our hedging program may include commodity fixed price swaps, basis swaps, collars or other similar instruments related to the price risk associated with our production. Additionally, our consolidated VIE, Martica, also enters into hedging contracts for natural gas, NGLs and oil, and the gains and losses from such contracts are fully attributable to the noncontrolling interests in Martica. As of December 31, 2024, the estimated fair value of our commodity net derivative contracts was a liability of $47 million. See Note 11—Derivative Instruments to the consolidated financial statements for additional information.

Drilling Partnerships

2021-2024 Drilling Partnership

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

Under the terms of the arrangement, QL funded development capital of 20% for wells spud in 2021 and 2024 and 15% for wells spud in 2022 and 2023, which funding amounts represent QL’s proportionate working interest in such wells. Additionally, we may receive a carry in the form of a one-time payment from QL for each annual tranche if the IRR for such tranche exceeds certain specified returns, which will be determined no earlier than October 31 and no later than December 1 following the end of each tranche year. We received a carry of $29 million for each of the 2021 and 2022 tranches during the years ended December 31, 2022 and 2023 and a carry of $32 million for the 2023 tranche during the year ended December 31, 2024. All of the wells spud during each calendar year period will be a separate annual tranche. Capital costs in excess of, and cost savings below, a specified percentage of budgeted amounts for each annual tranche will be for our account. Subject to the preceding sentence, for any wells included in a tranche, QL is obligated and responsible for its working interest share of costs and liabilities, and is entitled to its working interest share of revenues, associated with such wells for the life of such wells. See Note 3—Transactions to our consolidated financial statements for additional information.

2025 Drilling Partnership

On December 11, 2024, we entered into a drilling partnership with an unaffiliated third-party (“the 2025 Drilling Partnership”). Under the terms of the arrangement, the third-party will participate in and fund a share of total development capital expenses for wells spud by Antero during the 2025 calendar year. For each well spud during the 2025 calendar year, the third-party will receive a 15% working interest in such wells and will fund greater than 15% of total development capital expenses for such wells. Subject to the preceding sentence, for any wells spud in the calendar year 2025, the third-party is obligated and responsible for its working interest share of costs and liabilities, and is entitled to its working interest share of revenues, associated with such wells for the life of such wells. Additionally, for each well in the partnership, we will enter into an assignment, bill of sale and conveyance pursuant to which the third-party will be conveyed a proportionate working interest percentage in such well, which conveyances will not be subject to any reversion. See Note 3—Transactions to our consolidated financial statements for additional information.

Our Properties and Operations

Reserves

The table below summarizes our estimated proved reserves as of December 31, 2023 and 2024, which were prepared assuming partial ethane recovery, and rejection of the remaining ethane. When ethane is rejected at the processing plant, it is left in the gas stream and sold with the methane gas.

			Oil and		Percentage
	Natural Gas	NGLs	Condensate	Equivalents	of Proved
	(Bcf)	(MMBbl)	(MMBbl)	(Bcfe)	Reserves
As of December 31, 2023 (1)
Proved developed reserves (2)	7,912	963	15	13,783	76%
Proved undeveloped reserves (3)	2,702	259	14	4,338	24%
Total	10,614	1,222	29	18,121	100%

As of December 31, 2024 (1)
Proved developed reserves (2)	7,876	966	13	13,747	77%
Proved undeveloped reserves (3)	2,727	227	10	4,156	23%
Total	10,603	1,193	23	17,903	100%
(1)	The SEC reserves prices for the year ended December 31, 2023 were $2.63 per Mcf for natural gas, $11.75 per Bbl for ethane, $38.01 per Bbl for C3+ NGLs and $64.97 per Bbl for oil for the Appalachian Basin based on Henry Hub and WTI reference prices of $2.64 per MMBtu and $78.21 per Bbl, respectively. The SEC reserves prices for the year ended December 31, 2024 were $2.12 per Mcf for natural gas, $10.51 per Bbl for ethane, $42.34 per Bbl for C3+ NGLs and $61.60 per Bbl for oil for the Appalachian Basin based on Henry Hub and WTI reference prices of $2.13 per MMBtu and $75.54 per Bbl, respectively.
(2)	Proved developed reserves for the noncontrolling interests in Martica as of December 31, 2023 were 75 Bcfe, which consisted of 58 Bcf of natural gas, 3 MMBbl of NGLs and 0.1 MMBbl of oil and condensate. Proved developed reserves for the noncontrolling interests in Martica as of December 31, 2024 were 57 Bcfe, which consisted of 44 Bcf of natural gas and 2 MMBbl of NGLs.
(3)	There were no proved undeveloped reserves for the noncontrolling interests in Martica as of December 31, 2023 and 2024.

Proved Reserves

The following table summarizes the changes in our estimated proved reserves (in Bcfe):

Proved reserves, December 31, 2023	18,121
Extensions, discoveries and other additions	783
Revisions of previous estimates	305
Revisions to five-year development plan	207
Price revisions	(77)
Sales of reserves in place	(184)
Production	(1,252)
Proved reserves, December 31, 2024	17,903

Extensions and discoveries of 783 Bcfe of proved reserves resulted from delineation and developmental drilling in the Appalachian Basin. Revisions of previous estimates of 305 Bcfe primarily relates to increases in our ownership interests. Revisions to the five-year development plan of 207 Bcfe includes an upward revision of 416 Bcfe for previously proved undeveloped properties reclassified from non-proved properties due to their addition to the Company’s five-year development plan, partially offset by a downward revision of 209 Bcfe for locations that were not developed within five years of initial booking as proved reserves. Price revisions of 77 Bcfe are due to decreases in prices for natural gas, and oil between periods, partially offset by increases in prices for NGLs for the year ended December 31, 2024. Sales of reserves in place of 184 Bcfe are related to the 2025 Drilling Partnership. Estimated proved reserves as of December 31, 2024 totaled 17.9 Bcfe, a decrease of 1% from December 31, 2023.

Proved Undeveloped Reserves

Proved undeveloped reserves are included in the previous table of total proved reserves. The following table summarizes the changes in our estimated proved undeveloped reserves (in Bcfe):

Proved undeveloped reserves, December 31, 2023	4,338
Extensions, discoveries and other additions	783
Revisions of previous estimates	389
Revisions to five-year development plan	246
Reclassifications to proved developed reserves	(1,416)
Sales of reserves in place	(184)
Proved undeveloped reserves, December 31, 2024	4,156

Extensions and discoveries of 783 Bcfe of proved undeveloped reserves resulted from delineation and developmental drilling in the Appalachian Basin. Revisions of previous estimates of 389 Bcfe includes an upward revision of 496 Bcfe for increases in our ownership interests, partially offset by downward revisions of 107 Bcfe primarily related to ethane recovery. Revisions to the five-year development plan of 246 Bcfe includes an upward revision of 434 Bcfe for previously proved undeveloped properties reclassified from non-proved properties due to their addition to the Company’s five-year development plan, partially offset by a downward revision of 188 Bcfe for locations that were not developed within five years of initial booking as proved reserves. Sales of reserves in place of 184 Bcfe are related to the 2025 Drilling Partnership. Estimated proved undeveloped reserves as of December 31, 2024 totaled 4.2 Bcfe, a decrease of 4% from December 31, 2023.

During the year ended December 31, 2024, we converted 1,416 Bcfe, or 33% of our proved undeveloped reserves to proved developed reserves and incurred drilling and completion costs of $429 million. We spent an additional $186 million on development costs related primarily to drilled and uncompleted wells and properties in the proved undeveloped classification as of December 31, 2024, resulting in total development costs incurred of $615 million, as disclosed in Note 20—Supplemental Information on Oil and Gas Producing Activities to the consolidated financial statements. Estimated future development costs relating to the development of our proved undeveloped reserves as of December 31, 2024 are $1.8 billion, or $0.44 per Mcfe, over the next five years. We maintain a five-year development plan, which is reviewed by our Board of Directors, which supports our maintenance capital program. The development plan is reviewed annually to ensure capital is allocated to the wells that have the highest risk-adjusted rates of return within our inventory of undrilled well locations. Based on strip pricing as of December 31, 2024, we believe that net cash provided by operating activities will be sufficient to finance such future development costs. While our development program is primarily focused on drilling our proved undeveloped reserves, we will also continue to drill leasehold delineation wells and build on our current leasehold position. See “Item 1A. Risk Factors—The development of our estimated proved undeveloped reserves may take longer and may require higher levels of capital expenditures than we currently anticipate. Therefore, our estimated proved undeveloped reserves may not be ultimately developed or produced.”

As of December 31, 2024, an estimated 5,617 of our net leasehold acres, containing 177 gross wells (14 net wells) associated with proved undeveloped reserves, are subject to renewal prior to scheduled drilling. Some of these leases have contract renewal options and some will need to be renegotiated. We estimate a potential cost of $16 million to renew the 5,617 acres based upon current leasing authorizations and option to extend payments. Proved undeveloped reserves of 366 Bcfe are related to these leases. Historically, we have had a high success rate in renewing leases, and we expect that we will be able to renew substantially all of the leases underlying this acreage prior to the scheduled drilling dates. Based on our historical success rate in renewing leases, we estimate that we may not be able to renew leases covering 37 Bcfe of these proved undeveloped reserves.

If we are not able to renew these leases prior to the scheduled drilling dates, our quantities of net proved undeveloped reserves will be somewhat reduced on those locations.

Preparation of Reserve Estimates

Our proved reserve estimates as of December 31, 2022, 2023 and 2024 included in this Annual Report on Form 10-K were prepared by our internal reserve engineers in accordance with petroleum engineering and evaluation standards published by the Society of Petroleum Evaluation Engineers and definitions and guidelines established by the SEC. These proved reserve estimates have been audited by our independent engineers, DeGolyer and MacNaughton (“D&M”). A copy of the summary report of D&M with respect to our reserves as of December 31, 2024 is filed as Exhibit 99.1 to this Annual Report on Form 10-K. The technical person at D&M primarily responsible for reviewing our reserves estimates was Dilhan Ilk, P.E. Mr. Ilk is a Registered Professional Engineer in the State of Texas (License No. 139334), is a member of the Society of Petroleum Engineers, and has in excess of 10 years of experience in oil and gas reservoir studies and reserves evaluations. Mr. Ilk graduated from the Istanbul Technical University in 2003 with a Bachelor of Science degree in Petroleum Engineering, a Master of Science degree in Petroleum Engineering from Texas A&M University in 2005 and a Doctor of Philosophy degree in Petroleum Engineering from Texas A&M University in 2010. The technical persons responsible for overseeing the audit of our reserve estimates presented herein meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.

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

Identification of Potential Well Locations

Our identified potential well locations represent locations to which proved, probable or possible reserves were attributable based on SEC reserves prices as of December 31, 2024.

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

Exploration and Production and Marketing Segments

The following table sets forth information regarding our production, realized prices and production costs for the years ended December 31, 2022, 2023 and 2024. For additional information on price calculations, see information set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2022	2023	2024
Production data (1) (2):
Natural gas (Bcf)	798	815	793
C2 Ethane (MBbl)	18,818	24,657	30,391
C3+ NGLs (MBbl)	39,914	41,927	42,434
Oil (MBbl)	3,223	3,874	3,693
Combined (Bcfe)	1,170	1,238	1,252
Daily combined production (MMcfe/d)	3,204	3,392	3,421
Average prices before effects of derivative settlements (3):
Natural gas (per Mcf)	$6.92	2.69	2.29
C2 Ethane (per Bbl) (4)	$20.41	10.14	9.05
C3+ NGLs (per Bbl)	$52.98	37.85	42.23
Oil (per Bbl)	$85.53	63.80	62.29
Combined average sales prices before effects of derivative settlements (per Mcfe) (1)	$7.09	3.45	3.29
Combined average sales prices after effects of derivative settlements (per Mcfe) (1)	$5.46	3.43	3.30
Average Costs (per Mcfe):
Lease operating	$0.09	0.10	0.09
Gathering, compression, processing and transportation	$2.23	2.13	2.16
Production and ad valorem taxes	$0.25	0.13	0.17
Marketing, net	$0.10	0.06	0.05
General and administrative (excluding equity-based compensation)	$0.12	0.13	0.13
Depletion, depreciation, amortization and accretion	$0.62	0.61	0.61
(1)	Production data excludes volumes related to the volumetric production payment transaction (“VPP”).
(2)	Oil and NGLs production was converted at 6 Mcf per Bbl to calculate total Bcfe production and per Mcfe amounts. This ratio is an estimate of the equivalent energy content of the products and may not reflect their relative economic value.
(3)	Average prices reflect the before and after effects of our settled commodity derivatives. Our calculation of such after effects includes gains or losses on settlements of commodity derivatives (but does not include payments for the derivative monetizations in 2023 and 2024). These commodity derivatives do not qualify for hedge accounting because we do not designate or document them as hedges for accounting purposes.
(4)	The average realized price for the years ended December 31, 2022, 2023 and 2024 includes $10 million, $15 million and $2 million, respectively, of proceeds related to a take-or-pay contract. Excluding the effect of these proceeds, the average realized price for ethane before the effects of derivatives for the years ended December 31, 2022, 2023 and 2024 would have been $19.88 per Bbl, $9.55 per Bbl and $8.99 per Bbl, respectively.

Acreage

The following table sets forth certain information regarding the total developed and undeveloped acreage in which we own an interest as of December 31, 2024.  Approximately 86% of our net Appalachian Basin acreage is held by production.  Acreage related to royalty, overriding royalty, and other similar interests is excluded from this table.

	Developed Acres		Undeveloped Acres (2)		Total Acres (2)
	Gross	Net	Gross	Net	Gross	Net
Appalachian Basin (1)	290,133	272,956	277,178	248,082	567,311	521,038
(1)	Our acreage is located in West Virginia, Ohio and Pennsylvania.
(2)	There are 12,839 gross (11,799 net), 9,303 gross (8,014 net) and 24,342 gross (22,508 net) acres subject to expiration during the years ending December 31, 2025, 2026 and 2027, respectively, if production is not established within the spacing units covering the acreage prior to the expiration dates and they are not otherwise extended or renewed.

Productive Wells

As of December 31, 2024, we had 1,859 gross and 1,687 net productive wells, all of which are natural gas wells located in the Appalachian Basin.  Net wells reflect the sum of our percentage ownership in gross wells.

Drilling Activity

The following table sets forth the results of our drilling activity for wells drilled and completed during the years ended December 31, 2022, 2023 and 2024.  Gross wells reflect the number of wells in which we own an interest and include historical drilling activity in the Appalachian Basin.  Net wells reflect the sum of our working interests in gross wells.

	Year Ended December 31,
	2022		2023		2024 (1)
	Gross	Net	Gross	Net	Gross	Net
Development wells:
Productive	71	58	87	70	51	41
Dry	—	—	—	—	—	—
Total development wells	71	58	87	70	51	41
Exploratory wells:
Productive	1	1	—	—	—	—
Dry	—	—	—	—	—	—
Total exploratory wells	1	1	—	—	—	—
(1)	Well counts exclude 23 gross wells (17 net wells) that were in the process of being completed as of December 31, 2024.

Gathering and Compression

The substantial majority of our exploration and development activities are supported by the natural gas gathering and compression assets of Antero Midstream. As a result, our agreements with Antero Midstream allow us to obtain the necessary gathering and compression capacity for our production, and we have leveraged our relationship with Antero Midstream to support our development. Antero Midstream’s capital expenditures for gas gathering and compression infrastructure that services our production were $132 million for the years ended December 31, 2023 and 2024. Subject to pre-existing dedications and other third-party commitments, we have dedicated to Antero Midstream substantially all of our current and future acreage in West Virginia and Ohio for gathering and compression services.

As of December 31, 2024, Antero Midstream’s gathering and compression systems included 708 miles of gas gathering pipelines and 4.6 Bcf/d of compression capacity in the Appalachian Basin. We also have access to additional third-party gas gathering pipelines. The gathering, compression and dehydration services provided by third parties are contracted on a fixed-fee basis.

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

Gulf Coast, Atlantic Seaboard and International Markets

We have firm transportation contracts with various pipelines to access the Gulf Coast, Atlantic Seaboard and international markets. These contracts include firm capacity on the following pipelines: (i) Columbia Gas Transmission Pipeline (“TCO”), (ii) Columbia Gulf Transmission Pipeline (“Columbia Gulf”), (iii) Stonewall Gas Gathering (“SGG”), (iv) Eastern Gas Transmission and Storage Pipeline (“EGTS”), (v) Tennessee Gas Pipeline (“Tennessee”), (vi) ANR Pipeline (“ANR Gulf”), (vii) Rover Pipeline (“Rover”), (viii) Mountaineer Xpress Pipeline (“MXP”), (ix) Columbia Gas Transmission IPP Pool (“TCO IPP”), (x) Gulf Xpress Pipeline (“GXP”), (xi) Enterprise Products Partners ATEX Pipeline (“ATEX”) and (xii) Sunoco Pipeline (“Mariner East 2”). Our diverse portfolio of firm capacity gives us the flexibility to move natural gas to the local Appalachia market or other preferred markets with more favorable pricing. These firm capacity contracts include:

●	TCO and TCO west bound (“TCO WB”) firm capacity of approximately 433,000 MMBtu/d and 746,000 MMBtu/d respectively, and our TCO WB increases to approximately 800,000 MMBtu/d in 2027. This firm transportation provide us with access to the local Appalachia and the Gulf Coast markets via the Tennessee and Columbia Gulf pipelines. We have 430,000 MMBtu/d of firm transportation on Columbia Gulf. These contracts expire at various dates from 2027 through 2058.

●	TCO east bound firm capacity of approximately 356,000 MMBtu/d that delivers (i) 330,000 MMBtu/d of natural gas to the Cove Point LNG facility and (ii) approximately 26,000 MMBtu/d to the Atlantic Seaboard. These contracts expire at various dates from 2029 to 2038.
●	SGG firm capacity of 900,000 MMBtu/d that transports gas from various gathering system interconnection points and the MarkWest Sherwood plant complex to the TCO WB System through 2030. However, our SGG minimum volume commitment decreases to 600,000 MMBtu/d in 2027.
●	MXP firm capacity of 700,000 MMBtu/d that transports gas from the MarkWest Sherwood plant complex to Tennessee or Leach, Kentucky. We have approximately 183,000 MMBtu/d on GXP, which continues from Leach, Kentucky to the Gulf Coast. These contracts expire in 2034.
●	Rover Pipeline firm capacity of 870,000 MMBtu/d, which decreases to 840,000 MMBtu/d in 2026, that connects the Appalachian Basin to Midwest and Gulf Coast markets via the ANR Chicago and ANR Gulf segments. These contracts expire at various dates from 2025 to 2033.
●	EGTS firm capacity of 1,000 MMBtu/d through 2027 from the MarkWest Sherwood plant complex to the Texas Eastern Transmission Corporation Pipeline.
●	Tennessee firm capacity of 790,000 MMBtu/d, which decreases to 200,000 MMBtu/d in 2030, to deliver natural gas from the Broad Run interconnect on TCO WB to the Gulf Coast market. These contracts expire at various dates from 2030 to 2033.
●	ANR Gulf firm capacity of 600,000 MMBtu/d to deliver natural gas from West Virginia and Ohio to the Gulf Coast market. This contract expires in 2045.
●	ATEX firm capacity of 20,000 Bbl/d to deliver ethane to Mont Belvieu, Texas. This contract expires in 2028.
●	Mariner East 2 firm capacity for ethane of 11,500 Bbl/d and propane and butane of 65,000 Bbl/d to deliver to Marcus Hook, Pennsylvania. These contracts expire in 2028 and 2029, respectively. Mariner East 2 provides access to international markets via trans-ocean LPG carriers.

Under firm transportation contracts, we are obligated to deliver minimum daily volumes or pay fees for any deficiencies in deliveries. See Note 14—Commitments to our consolidated financial statements for information on our minimum fees for such contracts. Based on current projected 2025 annual production guidance, we estimate that we could incur annual net marketing costs of $0.04 per Mcfe to $0.06 per Mcfe in 2025 for unutilized transportation capacity depending on the amount of unutilized capacity that can be marketed to third parties or utilized to transport third-party gas and capture positive basis differentials. Where permitted, we continue to actively market any excess capacity in order to offset minimum commitment fees and those activities are recorded in our net marketing expense.

Delivery Commitments

We have entered into various firm sales contracts to deliver and sell gas and NGLs. We believe we will have sufficient production quantities to meet substantially all of such commitments. We may purchase gas from third parties to satisfy shortfalls should they occur.

As of December 31, 2024, our firm sales commitments through 2029 included:

	Natural Gas	Ethane	C3+ NGLs
Year Ending December 31,	(MMBtu/d)	(Bbl/d)	(Bbl/d)
2025	602,618	85,500	10,126
2026	600,000	85,500	—
2027	600,000	86,500	—
2028	600,000	85,000	—
2029	530,000	75,000	—

We utilize a part of our firm transportation capacity to deliver gas and NGLs under the majority of these firm sales contracts. We have firm transportation contracts that require us to either ship products on said pipelines or pay demand charges for shortfalls. The minimum demand fees are reflected in our table of contractual obligations. See Note 14—Commitments to our consolidated financial statements.

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

As of December 31, 2024, Antero Midstream owned and operated 233 miles of buried water pipelines and 163 miles of portable surface water pipelines in the Appalachian Basin. Additionally, as of December 31, 2024, Antero Midstream had the ability to store approximately 5 million barrels of fresh water in 34 impoundments equipped with transfer pumps located throughout our leasehold acreage.

Major Customers

No customer accounted for more than 10% of our sales for the years ended December 31, 2023 and 2024.

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

The Domenici Barton Energy Policy Act of 2005 (“EPAct of 2005”) amended the NGA to add an anti-market manipulation provision, which makes it unlawful for any entity to engage in prohibited behavior to be prescribed by FERC, and furthermore, provided FERC with additional civil penalty authority. In Order No. 670, FERC promulgated rules implementing the anti-market manipulation provision of the EPAct of 2005, which make it unlawful to: (i) in connection with the purchase or sale of natural gas subject to the jurisdiction of FERC, or the purchase or sale of transportation services subject to the jurisdiction of FERC, for any entity, directly or indirectly, to use or employ any device, scheme or artifice to defraud; (ii) to make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or (iii) to engage in any act or practice that operates as a fraud or deceit upon any person. The anti-market manipulation rules do not apply to activities that relate only to intrastate or other non-jurisdictional sales or gathering, but do apply to activities of gas pipelines and storage companies that provide interstate services, as well as otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” gas sales, purchases or transportation subject to FERC jurisdiction, which now includes the annual reporting requirements under Order No. 704 described below. Under the EPAct of 2005, FERC has the power to assess civil penalties of up to $1,000,000 (adjusted annually for inflation) per day for each violation of the NGA and the NGPA. In January 2025, FERC issued an order (Order No. 906) increasing the maximum civil penalty amounts under the NGA and NGPA to adjust for inflation. FERC may now assess civil penalties under the NGA and NGPA of up to $1,584,648 per violation per day.

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

The CEA prohibits any person from manipulating or attempting to manipulate the price of any commodity in interstate commerce or futures on such commodity. The CEA also prohibits knowingly delivering or causing to be delivered false or misleading or knowingly inaccurate reports concerning market information or conditions that affect or tend to affect the price of a commodity. In November 2009, the FTC issued regulations pursuant to the Energy Independence and Security Act of 2007 intended to prohibit market manipulation in the petroleum industry. Violators of the regulations face civil penalties of up to approximately $1.5 million (adjusted annually for inflation) per violation per day. Together with FERC, these agencies have imposed broad rules and regulations prohibiting fraud and manipulation in oil and gas markets and energy futures markets.

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

Water Discharges

The Federal Water Pollution Control Act, or the Clean Water Act (the “CWA”), and comparable state laws impose restrictions and strict controls regarding the discharge of pollutants, including produced waters and other oil and natural gas wastes, into waters of the United States (“WOTUS”). The discharge of dredge and fill material in regulated waters, including wetlands, is also prohibited, unless authorized by a permit issued by the U.S. Army Corps of Engineers (“Corps”). The scope of these regulated waters has been subject to substantial controversy and uncertainty, with the Corps and EPA pursuing several rulemakings since 2015 to attempt to define the scope of WOTUS. Most recently, EPA issued a WOTUS rule in September 2023 that is currently only implemented in 24 states due to ongoing litigation. Thus, the operative definition of WOTUS varies by state. To the extent the implementation of this rule, results of the litigation, or any action further expands the scope of the CWA’s jurisdiction in areas where we operate, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas, which could delay the development of our natural gas and oil projects. Similarly, any increased costs or delays for such permits may impact the development of pipeline infrastructure, which may impact our ability to transport our products. Also, pursuant to these laws and regulations, we may be required to obtain and maintain approvals or permits for the discharge of wastewater or storm water and are required to develop and implement spill prevention, control and countermeasure plans, also referred to as “SPCC plans,” in connection with on-site storage of significant quantities of oil. These laws and any implementing regulations provide for administrative, civil and criminal penalties for any unauthorized discharges of oil and other substances in reportable quantities and may impose substantial potential liability for the costs of removal, remediation and damages. However, we cannot predict what, when or how the Trump administration may take action with respect to any of these regulations. As a result, there is significant uncertainty with respect to wetlands regulations under the CWA at this time.

Air Emissions

The federal Clean Air Act and comparable state laws restrict the emission of air pollutants from many sources, such as compressor stations, through air emissions standards, construction and operating permitting programs, and the imposition of other compliance requirements. These laws and regulations may require us to obtain pre approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants, the costs of which could be significant. The need to obtain permits has the potential to delay the development of our oil and natural gas projects. Over the next several years, we may be required to incur certain capital expenditures for air pollution control equipment or other air emissions related issues. Most recently, in 2020, the Trump administration maintained the National Ambient Air Quality Standard (“NAAQS”) for ozone at 70 parts per billion for both the 8-hour primary and secondary standards. The EPA’s reconsideration of this standard remains ongoing. These decisions are subject to legal challenge. Additionally, we cannot predict what actions, if any, and on what timeline, the Trump administration may take with respect to these regulations. The EPA has also issued final rules under the Clean Air Act that subject oil and natural gas production, processing, transmission and storage operations to regulation under the New Source Performance Standards, or NSPS, and National Emission Standards for Hazardous Air Pollutants programs. These final rules require, among other things, capturing or combustion of certain emissions, as well as emission leak detection and repair programs. These regulations also establish specific new requirements regarding emissions from production related wet seal and reciprocating compressors, and from pneumatic controllers and storage vessels. Compliance with these and other air pollution control and permitting requirements has the potential to delay the development of natural gas and oil projects and increase our costs of development and production, which costs could be significant. However, we do not believe that compliance with such current requirements will have a material adverse effect on our operations.

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

The federal regulation of methane from oil and gas facilities has been subject to substantial uncertainty in recent years. In June 2016, the EPA finalized NSPS, known as Subpart OOOOa, that establish emission standards for methane and volatile organic compounds (“VOCs”) from new and modified oil and natural gas production and natural gas processing and transmission facilities. Most recently, in December 2023, the EPA finalized more stringent methane rules for new, modified, and reconstructed facilities, known as OOOOb, as well as standards for existing sources for the first time ever, known as OOOOc. Under the final rules, states have two years to prepare and submit their plans to impose methane emission controls on existing sources. The presumptive standards established under the final rule are generally the same for both new and existing sources. The requirements include enhanced leak detection survey requirements using optical gas imaging and other advanced monitoring to encourage the deployment of innovative technologies to detect and reduce methane emissions, reduction of emissions by 95% through capture and control systems and zero-emission requirements for certain devices. The rule also establishes a “super emitter” response program that would allow third parties to make reports to EPA of large methane emission events, triggering certain investigation and repair requirements. Fines and penalties for violations of these rules can be substantial. These rules are currently subject to legal challenges, and we cannot predict the ultimate outcome. However, the OOOOb rules are currently in effect.

Moreover, compliance with the new rules may affect the amount we owe under the methane fee imposed under the recently passed Inflation Reduction Act (“IRA 2022”) because compliance with EPA’s methane rules would exempt an otherwise covered facility from the requirement to pay the methane fee. The requirements of the EPA’s final methane rules have the potential to increase our operating costs and thus may adversely affect our financial results and cash flows. Moreover, failure to comply with these CAA requirements can result in the imposition of substantial fines and penalties as well as costly injunctive relief. Given the long-term trend toward increasing regulation, future federal GHG regulations of the oil and gas industry remain a possibility, and several states have separately imposed their own regulations on methane emissions from oil and gas production activities. The Trump administration may seek to challenge, repeal, or revise EPA’s methane rules; however, we cannot predict what, when, or how the new administration may take actions to rollback or otherwise revise existing methane-related regulations. Existing climate change-related regulation has already become a focus of the new Trump Administration. On his first day in office, President Trump signed several Executive Orders rescinding many of the previous administration’s climate-related Executive Orders and associated initiatives. President Trump’s directives included, amongst others, directing the EPA to reconsider its 2009 endangerment findings relating to GHGs, which provides regulatory justification for federal GHG permitting and methane emission control requirements, and directing the EPA to reconsider its use of Social Cost of GHG estimates in federal permitting decisions. We cannot predict the ultimate impact of these Executive Orders or any similar future changes on our business or results of operations.

We have developed a program to reduce and manage our methane and other air emissions that is guided by the following principles: (i) monitoring the science of climate risks and air quality, (ii) addressing stakeholder inquiries regarding our position on climate risks, methane emissions and air quality matters, (iii) monitoring our measures to reduce methane and air emissions and (iv) overseeing development of methane and air emission reductions from activities, including implementation of best-management practices and new technology.

We have taken several steps to manage methane and other emissions from our operations. For example, Antero incorporated a balanced drill out technique as the final step in the completions process where the majority of gas from the wellbore is maintained downhole. This is followed by a controlled emission flowback process that captures gas and sends it to sales. We have a sustained history of managing methane emissions from our operations, as demonstrated by our continued use of emission reduction techniques and equipment.

When we permit a facility, we install air pollution control equipment to comply with federal Clean Air Act NSPS and applicable Best Available Control Technology standards. The control equipment includes Vapor Recovery Towers and Vapor Recovery Units, which capture methane emissions and direct them to a sales line. This technology allows us to recover a valuable product and reduce emissions. Additionally, residual storage tank emissions are controlled with vapor combustors that reduce methane emissions by 98%. We continue to transition away from intermittent and low bleed natural gas supplied pneumatic devices to air supplied pneumatics at all new production facilities along with limiting natural gas pneumatic releases by routing to a process, sales line or combustion device. In 2024, we eliminated or replaced approximately 267 natural gas driven pneumatic devices, which brings the total number of pneumatic devices eliminated or replaced in our operations to approximately 7,000 since this initiative began in 2021.

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

Since 2017, we have published an annual ESG report, which highlights our most significant environmental program improvements and initiatives. As highlighted in our ESG report, our methane leak loss rate in 2023 was 0.011%, calculated in accordance with ONE Future, well below the ONE Future voluntary industry target of 1%.

During 2024, our GHG/methane emission reduction efforts included the following activities:

●	Continued our responsibly sourced gas certification effort and expanded the number of wells and production that is Trustwell certified by Project Canary.
●	Conducted quarterly aerial flyovers of the majority of our well pad locations as part of our emissions monitoring initiatives.
●	Eliminated or replaced approximately 267 intermittent and low-bleed natural gas-controlled pneumatics.
●	Plugged and abandoned certain older vertical wells that were acquired in conjunction with property acquisitions. Plugging and abandoning older, low producing wells can reduce methane emissions.
●	Preventatively replaced and/or repaired aging storage tank vapor control system equipment to reduce potential for fugitive methane and GHG emissions.
●	Developed a marginal abatement cost curve (“MACC”) to effectively and systematically model emission reduction projects across our operations. Our MACC process is instrumental in evaluating the capital improvements required to achieve our net zero scope 1 and scope 2 emissions targets.
●	Continued utilization of the following procedures or equipment in our operations:
o	Quarterly facility LDAR inspections, which in most cases is twice the frequency required by current federal regulation.
o	Lockdown thief hatches and isolation valves on storage tanks at all new production facilities to reduce unnecessary potential emissions during daily operations and maintenance activity.
o	Operated burner management systems with two stages of pressure control, which are certified by the manufacturer to meet EPA performance standards, to optimize combustor efficiency.
o	Vapor recovery systems that incorporate up to three stages of vapor recovery in our process.
o	Low pressure separators as part of our completions process to recover methane that would otherwise be flared during flowback operations and allows such methane to become a salable product.
o	Periodic pressure relief valve testing and repair.
o	Balanced-pressure well drill outs, which minimize the potential for venting and/or flaring of gas from our wells during the well completion process.
o	Mobile gas lift units, which reduces emissions that would otherwise be emitted by well swabbing and liquids unloading.
o	Utilized our ESG Advisory Council together with our GHG/Methane Reduction Team to manage the identification, evaluation, monitoring, mitigation and adaptation, as applicable, of risks and opportunities related to the environment.

We continue to assess various opportunities for emission reductions. However, we cannot guarantee that we will be able to implement any of the opportunities that we may review or explore. For any such opportunities that we do choose to implement, we cannot guarantee that we will be able to implement them within a specific timeframe or across all operational assets. For risks and uncertainties related to ESG matters, see “Item 1A. Risk Factors—Business Operations—ESG matters and conservation measures may adversely impact our business.”

Increasingly, oil and natural gas companies are exposed to litigation risks related to climate risks. We are not currently party to any such litigation, but could be named in future actions making similar claims of liability and, depending on the nature of the claims asserted and other factors, such liability could be imposed without regard to our causation of or contribution to the asserted damage, or to other mitigating factors.

In the United States, no comprehensive climate legislation has been implemented at the federal level. In August 2022, the IRA 2022 was signed into law, appropriating significant federal funding for renewable energy initiatives and, for the first time ever, imposing a federal fee on excess methane emissions from certain oil and gas facilities. On November 12, 2024, the EPA finalized a rule requiring oil and gas facilities that emit more than 25,000 metric tons of CO2 per year to pay a set fee per metric ton of methane emissions that exceed statutory thresholds. Congress may seek to revise the IRA 2022 to remove this rule, but we cannot predict whether, when, or how Congress might seek to do so. Unless repealed or modified, the emissions fee and renewable and low-carbon energy funding provisions of the law could increase our operating costs and reduce demand for oil and natural gas, which could in turn adversely affect our business and results of operations, as well as those of our customers. The Trump administration may seek to challenge, repeal, or revise the methane fee rule or the IRA 2022; however, we cannot predict when or whether the new administration may take these actions, if at all, or the resulting impact on our business operations.

Internationally, the Paris Agreement requires member states to individually determine and submit non-binding emissions reduction targets every five years beginning in 2020. President Biden recommitted the United States to the Paris Agreement in February 2021, and in April 2021, established a goal of reducing the United States’ emissions by 50-52% below 2005 levels by 2030. However, on January 20, 2025, President Trump signed an Executive Order once again withdrawing the United States from the Paris Agreement. The United States’ participation in future United Nations climate-related conferences and the impacts of these orders, pledges, agreements and any legislation or regulation promulgated to fulfill the United States’ commitments under the Paris Agreement, any Conference of the Parties, or other international conventions cannot be predicted at this time.

Additionally, our access to capital may be impacted by climate risk policies. Financial institutions may adopt policies that have the effect of reducing the funding provided to the oil and natural gas industry. To the extent implemented or pursued, such policies and commitments could lead to some lenders restricting access to capital for or divesting from certain industries or companies, including the oil and natural gas sector, or requiring that borrowers take additional steps to reduce their GHG emissions. While we cannot predict how or to what extent sustainable lending and investment practices may impact our operations, a material reduction in the capital available to the oil and natural gas industry could make it more difficult to secure funding for exploration, development, production, transportation and processing activities, which could impact our business and operations.

In addition, in March of 2024, the SEC finalized a rule requiring registrants to include certain climate-related disclosures, including Scope 1 and 2 GHG emissions, climate-related targets and goals, and certain climate-related financial statement metrics, in registration statements and periodic reports. However, this rule is currently paused pending litigation and is expected to be repealed. The timeline for any repeal, if at all, is subject to a number of uncertainties and likely could face legal challenges that would further delay the implementation of any repeal, and we cannot predict the ultimate outcome. Further, in October 2023, the Governor of California signed the Climate Corporate Data Accountability Act (“CCDAA”) and Climate-Related Financial Risk Act (“CRFRA”) into law. The CCDAA requires both public and private U.S. companies that are “doing business in California” and that have a total annual revenue of $1 billion to publicly disclose and verify, on an annual basis, Scope 1, 2 and 3 GHG emissions. The CRFRA requires the disclosure of a climate-related financial risk report (in line with the Task Force on the Climate-Related Financial Disclosures (“TCFD”) recommendations or equivalent disclosure requirements under the International Sustainability Standards Board’s (“ISSB”) climate-relate disclosure standards) every other year for public and private companies that are “doing business in California” and have total annual revenue of at least $500 million. Reporting under both laws would begin in 2026. These laws are currently subject to legal challenges, but the outcome of such challenges is uncertain at this time. Additionally, New York and other jurisdictions are considering adopting similar climate disclosure laws. Currently, the ultimate impact of these laws on our business is uncertain. The Governor of California has directed further consideration of the implementation deadlines for each of the laws, and there is potential for legal challenges to be filed with respect to the scope of the law, but, absent clarification or revisions to the law, alongside the SEC rule, implementation may result in additional costs to comply with these disclosure requirements as well as increased costs of and restrictions on access to capital. Separately, enhanced climate-related disclosure requirements could lead to reputational or other harm with customers, regulators, investors or other stakeholders and could also increase our litigation risks relating to statements alleged to have been made by us or others in our industry regarding climate risks, or in connection with any future disclosures we may make regarding reported emissions, particularly given the inherent uncertainties and estimations with respect to calculating and reporting GHG emissions. Separately, the SEC has also from time to time applied additional scrutiny to existing climate-change related disclosures in public filings, and there is the potential for enforcement if the SEC were to allege an issuer’s existing climate disclosures to be misleading or deficient.

Moreover, climate risks may also result in various physical risks, such as the increased frequency or intensity of extreme weather events or changes in meteorological and hydrological patterns, that could adversely impact our financial condition and operations, as well as those or our suppliers and customers. Such physical risks may result in damage to our facilities or otherwise adversely impact our operations, such as if we become subject to water use curtailments in response to drought, or demand for our products, such as to the extent warmer winters reduce the demand for energy for heating purposes. Such physical risks may also impact the infrastructure we rely on to produce or transport our products. One or more of these developments could have a material adverse effect on our business, financial condition, and operations.

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

Although we have not experienced any material adverse effect from compliance with environmental requirements, there is no assurance that this will continue. We did not have any material capital or other non-recurring expenditures in connection with complying with environmental laws or environmental remediation matters in 2024, nor do we anticipate that such expenditures will be material in 2025.

Human Capital

We believe that our employees and contractors are significant contributors to our success and the future success of our Company, which depends on our ability to attract, retain and motivate qualified personnel. The skills, experience and industry knowledge of key employees significantly benefit our operations and performance.

As of December 31, 2024, we had 616 full-time employees, including 46 in executive, finance, treasury, legal and administration, 27 in information technology, 17 in geology, 240 in production and operations, 183 in midstream and water, 52 in land and 51 in accounting and internal audit. Additionally, we utilize the services of independent contractors to perform various field and other services. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We consider our relations with our employees to be generally good.

Total Rewards

We have demonstrated a history of investing in our workforce by offering competitive salaries, fair living wages and comprehensive benefits. To foster a stronger sense of ownership and align the interests of our personnel with shareholders, we provide long-term incentive programs that include restricted stock units, performance share units and cash awards. Additionally, we offer short-term cash incentive programs, which are discretionary and are based on individual and company performance factors, among others. Furthermore, we offer comprehensive benefits to our full-time employees working 30 hours or more per week. To be an employer of choice and maintain the strength of our workforce, we consistently assess the current business environment and labor market to refine our compensation and benefits programs and other resources available to our personnel. Among other benefits, these include:

●	comprehensive health insurance, including vision and dental; we have not increased employee premiums in over 17 years;
●	employee Health Savings Accounts, including contributions to these accounts by us;
●	401(k) retirement savings plan with discretionary contribution matching opportunities;
●	competitive paid time off and sick leave programs;
●	paid parental leave;
●	student loan repayment matching opportunities; and
●	wellness support benefits including an employee assistance program, short-term and long-term disability coverage and gym memberships and/or fitness subscription reimbursement, among others.

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

Equal Employment Opportunity and Workplace Culture

We are committed to building a culture where equal employment opportunity and a strong workplace culture are core philosophies across our operations. We prohibit all forms of unlawful discrimination and are committed to making opportunities for development and progress available to all employees so their talents can be fully developed to maximize our and their success. We believe that creating an environment that cultivates a sense of belonging requires encouraging employees to continue to educate themselves about each other’s experiences, and we strive to promote the respect and dignity of all persons. We also believe it is important that we foster education, communication and understanding about diverse backgrounds and perspectives as well as belonging. Finally, in line with these beliefs and our commitment to equal employment opportunity, we expect recruiters operating on our behalf to provide us with a diverse pool of candidates.

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

The first of month prices for NYMEX Henry Hub natural gas ranged from a high of $3.43 per MMBtu to a low of $1.58 per MMBtu in 2024, and the calendar month average prices for NYMEX West Texas Intermediate crude oil ranged from a high of $84.39 per barrel to a low of $69.37 per barrel during the same period. Natural gas prices were substantially lower in 2024 than they were in 2023, while oil prices were relatively consistent in 2024 and 2023. The markets for these commodities have historically been volatile, and these markets will likely continue to be volatile in the future. In addition, the market price for natural gas in the Appalachian Basin continues to be lower relative to NYMEX Henry Hub as a result of the significant increases in the supply of natural gas in the Northeast region in recent years. NGLs are made up of ethane, propane, isobutane, normal butane and natural gasoline, all of which have different uses and different pricing characteristics, which adds further volatility to the pricing of NGLs. Due to the volatility of commodity prices, we are unable to predict future potential movements in the market prices for natural gas, oil and NGLs at our ultimate sales points and, thus, cannot predict the ultimate impact of prices on our operations.

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

To achieve more predictable cash flows and reduce our exposure to downward price fluctuations, we have historically entered into fixed swap hedging contracts for a significant percentage of our expected production volumes. For example, in 2021 we hedged 91%, 36% and 29% of our natural gas, NGLs and oil production, respectively. Additionally, in 2022 we hedged 49% of our natural gas production, and our NGLs and oil production was unhedged. Due to our improved liquidity and leverage position as compared to past levels, the percentage of our expected production that we hedge has decreased. For example, in 2023 and 2024, substantially all of our production was unhedged, and as of December 31, 2024, we had fixed swap and collar contracts in place for a nominal portion of our natural gas production in 2025 and 2026. To the extent that we engage in hedging activity in the future, we may be prevented from realizing the near-term benefits of price increases above the levels of the hedges. If we choose not to engage in, or otherwise reduce our future use of, hedging arrangements or are unable to engage in hedging arrangements due to lack of acceptable counterparties, we may be more adversely affected by changes in commodity prices than our competitors who engage in hedging arrangements to a greater extent than we do. Conversely, hedging transactions may expose us to the risk of financial loss in certain circumstances, including instances in which:

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

As of December 31, 2024, 23% of our total estimated proved reserves were classified as proved undeveloped. Our 4.2 Tcfe of estimated proved undeveloped reserves will require an estimated $1.8 billion of development capital over the next five years. Moreover, the development of probable and possible reserves will require additional capital expenditures and such reserves are less certain to be recovered than proved reserves. Development of these undeveloped reserves may take longer and require higher levels of capital expenditures than we currently anticipate. Delays in the development of our reserves, increases in costs to drill and develop such reserves, or decreases in commodity prices will reduce the value of our estimated proved undeveloped reserves and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could require us to reclassify our proved undeveloped reserves as unproved reserves.

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

Investors should not assume that the standardized measure of discounted future net cash flows from our proved reserves is the current market value of our estimated oil and gas reserves. In accordance with SEC requirements, we based the discounted future net cash flows from our proved reserves on the 12-month unweighted arithmetic average of the first-day-of-the-month price for the preceding twelve months without giving effect to derivative transactions. Actual future net cash flows from our properties will be affected by factors such as the actual prices we receive for natural gas, NGLs and oil, the amount, timing and cost of actual production and changes in governmental regulations or taxation. In addition, the 10% discount factor we use when calculating the standardized measure is based on SEC guidelines, and may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and gas industry in general.

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

Approximately 48% of our net leasehold acreage is undeveloped, and that acreage may not ultimately be developed or become commercially productive, which could cause us to lose rights under our leases as well as have a material adverse effect on our oil and natural gas reserves and future production and, therefore, our future cash flow and income.

Approximately 48% of our net leasehold acreage is undeveloped, or acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves. We have proved undeveloped reserves of 366 Bcfe related to such acreage that is subject to renewal prior to drilling. In addition, 14% of our natural gas leases related to our Appalachian Basin acreage require us to drill wells that are commercially productive, and if we are unsuccessful in drilling such wells, we could lose our rights under such leases. Our future oil and gas reserves and production and, therefore, our future cash flow and income are highly dependent on successfully developing our undeveloped leasehold acreage. For more information on our future potential acreage expirations, see “Item 1. Business and Properties—Our Properties and Operations—Undeveloped Acreage Expirations.”

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

The hydraulic fracture stimulation process on which we depend to produce commercial quantities of natural gas, NGLs and oil requires the use and disposal of significant quantities of water. The availability of water recycling facilities and other disposal alternatives to receive all of the water produced from our wells may affect our production. Our inability to secure sufficient amounts of water, or to dispose of or recycle the water used in our operations, or to timely obtain water sourcing permits or other rights, could adversely impact our operations. The availability of water may change over time in ways that we cannot control, including as a result of climate related effects such as shifting weather patterns. Additionally, the imposition of new environmental initiatives and regulations could include restrictions on our ability to obtain water or dispose of waste and adversely affect our business and operating results.

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

As of December 31, 2024, we had 1,137 identified potential horizontal well locations in our proved, probable and possible reserve base and excludes 339 locations based on such locations being uneconomic at the SEC reserves prices for the year ended December 31, 2024. As a result of the limitations described above, we may be unable to drill many of our potential well locations. In addition, we will require significant additional capital over a prolonged period to pursue the development of these locations, and we may not be able to obtain or generate the capital required to do so. Any drilling activities we are able to conduct on these potential locations may not be successful or result in our ability to add additional proved reserves to our overall proved reserves, or may result in a downward revision of our estimated proved reserves, which could have a material adverse effect on our future business and results of operations. For more information on our identified potential well locations, see “Item 1. Business and Properties—Our Properties and Operations—Estimated Proved Reserves—Identification of Potential Well Locations.”

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

Like many oil and gas companies, we are involved in various legal proceedings, including threatened claims, such as contractual, title and royalty disputes. For example, we are party to class action litigation that involves claimants’ alleged entitlements to, and accounting for, natural gas royalties, and that could have an impact on the methods for determining the amount of permitted post-production costs and types of cost that may be deducted from royalty payments, among other things. The cost to settle legal proceedings (asserted or unasserted) or satisfy any resulting unfavorable judgment against us in such proceedings could result in a substantial liability or the loss of interests, which could materially and adversely impact our cash flows, operating results and financial condition for the period in which any such effect becomes reasonably estimable. Judgments and estimates to determine accruals or range of losses related to legal proceedings are difficult to predict and could change from one period to the next, and such changes could be material. Current accruals may be insufficient to satisfy any such judgments. Legal proceedings could also result in negative publicity about the Company. Defending these actions, especially purported class actions, can be costly and can distract management and other personnel from their primary responsibilities. In addition, many of our proceedings are in their early stages. Where this is the case, the allegations and damage theories have not been fully developed, and are all subject to inherent uncertainties. As a result, management’s view of the likelihood of a material and adverse financial impact from any such proceeding may change in the future. See Note 15—Contingencies to the consolidated financial statements for additional information on legal proceedings.

ESG matters and conservation measures may adversely impact our business.

Stakeholder attention to climate risks, societal expectations on companies related to climate risks, investor, regulatory and societal expectations regarding voluntary and mandatory ESG disclosures and consumer demand for alternative forms of energy may result in increased costs, reduced demand for our products, reduced profits, increased investigations and litigation, negative impacts on our stock price and reduced access to capital markets. Any increased attention to climate risks and environmental conservation, for example, may result in demand shifts for oil and natural gas products and additional governmental investigations and private litigation against us and, depending on the nature of the claims asserted and other factors, such liability could be imposed without regard to our causation of or contribution to the asserted damage, or to other mitigating factors.

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

Furthermore, our reputation, as well as our stakeholder relationships, could be adversely impacted as a result of, among other things, any failure to meet our ESG plans or goals or stakeholder perceptions of statements made by us, our employees and executives, agents, or other third parties or public pressure from investors or policy groups to change our policies. Such statements with respect to ESG matters are becoming increasingly subject to heightened scrutiny from public and governmental authorities related to the risk of potential “greenwashing,” i.e., misleading information or false claims overstating potential ESG benefits. As a result, we may face increased litigation risks from private parties and governmental authorities related to our ESG efforts. Moreover, any alleged claims of greenwashing against us or others in our industry may lead to negative sentiment towards our company or industry. To the extent that the Company is unable to respond timely and appropriately to any negative publicity, our reputation could be harmed. Damage to our overall reputation could have a negative impact on our financial results and require additional resources for the Company to rebuild its reputation. In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings may be used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings and recent activism directed at shifting funding away from companies with energy-related assets could lead to increased negative investor sentiment toward us and our industry and to the diversion of investment to other industries, which could have a negative impact on our stock price and our access to and costs of capital. Also, certain institutional lenders may decide not to provide funding for oil and natural gas companies or the corresponding infrastructure projects based on climate related concerns, which could affect our access to capital for potential growth projects. Moreover, to the extent ESG matters negatively impact our reputation, we may not be able to compete as effectively or recruit or retain employees, which may adversely affect our operations. Such ESG matters may also impact Antero Midstream and our customers, which may adversely impact our business, financial condition or results of operations.

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

Our future success depends on whether we can identify optimal strategies for our business. In developing our 2025 business plan, we considered allocating capital and other resources to various aspects of our businesses, including well development, exploratory activities, corporate items, repayment of indebtedness and other alternatives. Notwithstanding the determinations made in the development of our 2025 plan, business opportunities not previously identified periodically come to our attention, including possible acquisitions and dispositions. If we fail to identify optimal business strategies, including the appropriate corporate structure or the appropriate rate of reserve development, or fail to optimize our capital investment and capital raising opportunities and to use our other resources to further our business strategies, our financial condition may be adversely affected. Moreover, economic or other circumstances may change from those contemplated by our 2025 plan, and our failure to recognize or respond to those changes may limit our ability to achieve our objectives.

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

Terrorist attacks or cyberattacks may significantly affect the energy industry, including our operations and those of our suppliers and customers, as well as general economic conditions, consumer confidence and spending and market liquidity. Cyber incidents, including deliberate attacks, have increased in frequency globally. Strategic targets, such as energy related assets, may be at greater risk of future attacks than other targets in the United States. We depend on digital technology in many areas of our business and operations, including, but not limited to, estimating quantities of oil and natural gas reserves, processing and recording financial and operating data, oversight and analysis of our drilling, completion and production operations and communications with our employees and third-party customers or service providers. We also collect and store sensitive data in the ordinary course of our business, including personally identifiable information as well as our proprietary business information and that of our customers, suppliers, investors and other stakeholders. The growing regulatory landscape around data protection adds additional complexity to safeguarding this information. The secure processing, maintenance and transmission of information is critical to our operations, and we monitor our key information technology systems in an effort to detect and prevent cyberattacks, security breaches or unauthorized access. Despite our security measures, our information technology systems may undergo cyberattacks or security breaches including as a result of employee error, malfeasance or other threat vectors, which could lead to the corruption, loss, or disclosure of proprietary and sensitive data, misdirected wire transfers, and an inability to: perform services for our customers; complete or settle transactions; maintain our books and records; prevent environmental damage; and maintain communications or operations. Significant liability to the Company or third parties may result. We are not able to anticipate, detect or prevent all cyberattacks, particularly because the methodologies used by attackers change frequently or may not be recognized until an attack is already underway or significantly thereafter, and because attackers are increasingly using technologies specifically designed to circumvent cybersecurity measures and avoid detection. Cybersecurity attacks are also becoming more sophisticated and include, but are not limited to, ransomware, credential stuffing, spear phishing, social engineering, use of deepfakes (e.g., highly realistic synthetic media generated by artificial intelligence) and other attempts to gain unauthorized access to data for purposes of extortion or other malfeasance.

Our information and operational technologies, systems and networks, and those of our vendors, suppliers, customers and other business partners, may become the target of cyberattacks or information security breaches that result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or adversely disrupt our business operations. The interconnected nature of our industry heightens the risk that a cybersecurity incident affecting one of our vendors, suppliers, customers or other business partners could propagate across the supply chain, potentially causing widespread operational or financial disruptions. Although we have written policies and procedures for monitoring cybersecurity risk and identifying and reporting incidents, there can be no guarantee they will be effective at preventing cyberattacks or ensuring incidents are timely identified or reported. Some cyber incidents, such as surveillance, ransomware, or deepfake-based social engineering attacks, may remain undetected for some period of time. Advances in computer capabilities, discoveries in the field of artificial intelligence, cryptography, or other developments may result in a compromise or breach of the technology we use to safeguard confidential, personal or other information. As cyberattacks continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerabilities to cyberattacks. In particular, our implementation of various procedures and controls to monitor and mitigate security threats and to increase security for our personnel, information, facilities and infrastructure may result in increased capital and operating costs. While we maintain cyber insurance coverage to help mitigate financial risks associated with cyber incidents, such policies have limitations and do not cover all potential losses, such as reputational harm or regulatory fines. Accordingly, our cyber insurance may not provide coverage for all potential risks arising from cyber incidents. As cyberattacks increase globally in frequency and severity, coverage availability and affordability may further decline. A successful cyberattack or security breach could result in liability resulting from data privacy or cybersecurity claims, liability under data privacy laws, regulatory penalties, damage to our reputation, long-lasting loss of confidence in us, or additional costs for remediation and modification or enhancement of our information systems to prevent future occurrences, all of which could have a material and adverse effect on our business, financial condition or results of operations. To date, we have not experienced any material losses relating to cyberattacks; however, there can be no assurance that we will not suffer such losses in the future. No security measure is infallible. Consequently, it is possible that any of these occurrences, or a combination of them, could have a material adverse effect on our business, financial condition and results of operations.

Our producing properties are concentrated in the Appalachian Basin, making us vulnerable to risks associated with operating in one major geographic area.

Our producing properties are geographically concentrated in the Appalachian Basin in West Virginia and Ohio. As of December 31, 2024, all of our total estimated proved reserves were attributable to properties located in this area. As a result of this concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by, and costs associated with, governmental regulation, state and local political activities, processing or transportation capacity constraints, market limitations, availability of equipment and personnel, water shortages or other drought related conditions or interruption of the processing or transportation of natural gas, NGLs or oil.

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

Our principal exposures to credit risk are through receivables resulting from the sale of our natural gas, NGLs and oil production that we market to energy companies, end users, and refineries ($453 million as of December 31, 2024). We are also subject to credit risk due to concentration of receivables with several significant customers. The largest purchaser of our products during the year ended December 31, 2024 accounted for 7% of our product revenues. We do not require all of our customers to post collateral. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.

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

The use of derivatives may, in some cases, require the posting of cash collateral with counterparties. If we enter into derivative instruments that require cash collateral and commodity prices or interest rates change in a manner adverse to us, our cash otherwise available for use in our operations would be reduced, which could limit our ability to make future capital expenditures and make payments on our indebtedness. Future collateral requirements will depend on arrangements with our counterparties, highly volatile oil, NGLs and natural gas prices and interest rates.

As described above, we enter into certain derivative instruments in the ordinary course operations of our business. Derivative instruments expose us to the risk of financial loss in some circumstances, including when there is an increase in the differential between the underlying price in the derivative instrument and actual prices received or when there are issues with regard to legal enforceability of such instruments. As of December 31, 2024, the estimated fair value of our total derivative assets was $2 million. Also, our hedging transactions expose us to risk of financial loss if a counterparty fails to perform under a derivative contract. Disruptions in the financial markets could lead to sudden decreases in a counterparty’s liquidity, which could make them unable to perform under the terms of the derivative contract and we may not be able to realize the benefit of the derivative contract.

Vendor Risks

We are required to pay fees to our service providers based on minimum volumes under long-term contracts regardless of actual volume throughput.

We have various firm transportation and gas processing, gathering and compression service agreements in place, each with minimum volume delivery commitments. Lower commodity prices may lead to reductions in our drilling and completion program, which may result in insufficient production to fully utilize our firm transportation and processing capacity. Our firm transportation agreements expire at various dates from 2025 to 2058 and our gas processing, gathering, and compression services agreements expire at various dates from 2025 to 2038. We are obligated to pay fees on minimum volumes to certain of our service providers regardless of actual volume throughput. In addition, FERC regulates interstate natural gas transportation rates, and terms and conditions of transportation service, which affects the marketing of the natural gas we produce, as well as the prices we receive for sales of our natural gas. Transportation rates on FERC-regulated pipelines are subject to change, and depending on the amount of any increase, such an increase in rates could have an adverse effect on our results of operations. As of December 31, 2024, our long-term contractual obligations under agreements with minimum volume commitments totaled $9.4 billion over the term of the contracts. If we have insufficient production to meet the minimum volumes or are otherwise unable to fulfill all or a portion of our volume commitments, our cash flow from operations will be reduced, which may require us to reduce or delay our planned investments and capital expenditures or seek alternative means of financing, all of which may have a material adverse effect on our results of operations.

Assuming 2025 production is unchanged from 2024 production, we estimate that we will incur annual net marketing costs of $0.04 per Mcfe to $0.06 per Mcfe in 2025 for unutilized transportation capacity depending on the amount of unutilized capacity that can be marketed to third parties or utilized to transport third-party gas and capture positive basis differentials. Additionally, our net marketing expense could increase depending on utilization of our transportation capacity based on future production and how much, if any, future excess transportation can be marketed to third parties.

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

The oil and gas industry is capital intensive. We make, and expect to continue to make, substantial capital expenditures for the exploration, development, production, and acquisition of oil and gas reserves. Our cash flow used in investing activities for 2024 included drilling and completion costs of $615 million and leasehold expenditures of $91 million. Our net capital budget for 2025 is $725 million to $800 million. Our budget includes: a range of $650 million to $700 million for drilling and completion and $75 million to $100 million for leasehold expenditures. Our capital budget excludes acquisitions, except for leasehold acquisitions. We expect to fund these capital expenditures with cash generated by operations, and dividends from Antero Midstream, which we do not control the timing or amount of, if any; however, our financing needs may require us to alter or increase our capitalization substantially through the issuance of debt or equity securities or the sale of assets. The actual amount and timing of our future capital expenditures may differ materially from our capital budget as a result of, among other things, commodity prices, actual drilling results, the availability of drilling rigs and other services and equipment, and regulatory, technological, and competitive developments. A reduction in commodity prices from current levels may result in a decrease in our actual capital expenditures, which would negatively impact our ability to maintain production.

The issuance of additional indebtedness would require that a portion of our cash flow from operations be used for the payment of interest and principal on our indebtedness, thereby reducing our ability to use cash flow from operations to fund working capital, capital expenditures and acquisitions.

Our cash flows from operations and access to capital are subject to a number of variables, including:

●	our proved reserves;
●	the level of hydrocarbons we are able to produce from existing wells;
●	the prices at which our production is sold;
●	our ability to acquire, locate and produce new reserves;

●	the value of our commodity derivative portfolio; and
●	availability under the Credit Facility.

If our revenues decrease as a result of sustained periods of low natural gas, NGLs and oil prices, operating difficulties, declines in reserves or for any other reason, we may have limited ability to obtain the capital necessary to sustain our operations at current levels. If additional capital is needed, we may not be able to obtain debt or equity financing on terms acceptable to us, if at all. If cash flows generated by our operations or available borrowings under the Credit Facility are not sufficient to meet our capital requirements, the failure to obtain additional financing could result in a curtailment of our operations relating to development of our properties, which in turn could lead to a decline in our reserves and production, and could adversely affect our business, financial condition and results of operations.

We may not be able to generate sufficient cash flows to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on, or to refinance, our indebtedness, including the Credit Facility and our Senior Notes, depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the Senior Notes.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness, including the Credit Facility or the Senior Notes. For example, the proceeds of our asset sale program were used to retire a portion of our indebtedness. Our ability to restructure or refinance our indebtedness will depend on the condition of the capital and credit markets, including the markets for debt securities and credit facilities, and our financial condition at such time. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments, including the Credit Facility and the indentures governing our Senior Notes, may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness, could result in more onerous restrictions in our debt securities and facilities and may result in us having to post collateral with, or provide letters of credit to, certain transactional counterparties. In the absence of sufficient cash flows and capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our debt documents place certain restrictions on our ability to dispose of assets and our use of the proceeds from such disposition. We may not be able to consummate those dispositions and the proceeds of any such disposition may not be adequate to meet any debt service obligations then due. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

We may be unable to access the equity or debt capital markets to meet our obligations.

Declines in commodity prices may cause the financial markets to exert downward pressure on stock prices and credit capacity for companies throughout the energy industry. For example, for portions of 2020, the market for senior unsecured notes was unfavorable for senior note issuers. Our development plan may require access to the capital and credit markets. Although the market for senior note debt securities has improved compared to 2020, if the senior note market deteriorates, or if we are unable to access alternative means of debt or equity financing on acceptable terms or at all, we may be unable to implement our development plan or otherwise carry out our business plan, which could have a material adverse effect on our financial condition and results of operations and impair our ability to service our indebtedness.

Restrictions in our existing and future debt agreements could limit our growth and our ability to engage in certain activities.

The Credit Facility contains a number of significant covenants (in addition to covenants restricting the incurrence of additional indebtedness), including restrictive covenants that may limit our ability to, among other things:

●	merge, consolidate, liquidate or dissolve;
●	grant liens on our property;
●	incur certain indebtedness;
●	make dividend payments, distributions or equity repurchases; and

●	enter into material non-arms’-length transactions with our affiliates.

The indentures governing our Senior Notes contain similar restrictive covenants as well as restrictive covenants that may limit our ability to sell assets and make investments. In addition, the Credit Facility requires us to maintain a ratio of total indebtedness to capitalization of 65% or less. These restrictions, together with those in the indentures governing our Senior Notes may also limit our ability to obtain future financings to withstand a future downturn in our business or the economy in general, or to otherwise conduct necessary corporate activities. We may also be prevented from taking advantage of business opportunities that arise because of the limitations that the restrictive covenants under the indentures governing our Senior Notes and the Credit Facility impose on us.

A breach of any covenant in the Credit Facility would result in a default under that agreement after any applicable grace periods. A default, if not waived, could result in our inability to access loans under the Credit Facility or acceleration of the indebtedness outstanding under the Credit Facility and in a default with respect to, and an acceleration of, the indebtedness outstanding under other debt agreements. The accelerated indebtedness would become immediately due and payable. If that occurs, we may not be able to make all of the required payments or borrow sufficient funds to refinance such indebtedness. Even if new financing were available at that time, it may not be on terms that are acceptable to us.

Increases in interest rates could adversely affect our business.

Our business and operating results can be harmed by factors such as the availability, terms of and cost of capital, increases in interest rates or a reduction in credit rating. These changes could cause our cost of doing business to increase, limit our ability to pursue acquisition opportunities, reduce cash flow used for drilling and place us at a competitive disadvantage. For example, during 2024, we had average outstanding borrowings under the Credit Facility of $440 million, and the impact of a 1.0% increase in interest rates on this amount of indebtedness would result in increased interest expense for that period of $4 million and a corresponding decrease in our cash flows and net income before the effects of income taxes. Furthermore, a downgrade to our credit rating would trigger certain obligations to deliver letters of credit to certain transactional counterparties, which would adversely impact our available liquidity, and likely result in more restrictive covenants being placed on our future indebtedness. Disruptions and volatility in the global financial markets may lead to a contraction in credit availability impacting our ability to finance our operations. A significant reduction in net cash provided by operating activities or the availability of credit could materially and adversely affect our ability to achieve our development plan and operating results.

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

Our oil and gas exploration, production, processing and transportation operations are subject to complex and stringent laws and regulations. To conduct our operations in compliance with these laws and regulations, we must obtain and maintain numerous permits, approvals and certificates from various federal, state and local governmental authorities. We may incur substantial costs to maintain compliance with these existing laws and regulations. In addition, our costs of compliance may increase if existing laws and regulations are revised or reinterpreted, or if new laws and regulations become applicable to our operations. For instance, in January 2023, the White House’s Council on Environmental Quality (“CEQ”) released guidance to assist federal agencies in assessing the GHG emissions and climate change effects of their proposed actions under the National Environmental Policy Act (“NEPA”). In May 2024, the CEQ published a final rule which, in the second and final “phase” of updates, revised the implementing regulations of procedural provisions of NEPA and implements NEPA amendments included in the Financial Responsibility Act of 2023. The final rule was challenged by various states. In the U.S. District Court for the District of North Dakota in February 2025, the court issued an order vacating the May 2024 rule citing a November 2024 opinion of the U.S. Court of Appeals for the D.C. Circuit, which held that the CEQ lacks authority to issue NEPA regulations. As a result of these rulings and the recent change in presidential administration, there is significant uncertainty with respect to current and future NEPA regulations. For example, on January 20, 2025, President Trump issued an Executive Order directing the CEQ to issue guidance and propose rescinding existing NEPA regulations to “expedite and simplify the permitting process.” While the impact of these developments is unclear at this time, any disruption in our ability to obtain permits could result in costs that could have a material adverse effect on our business, financial condition and results of operations.

Our business is subject to federal, state and local laws and regulations as interpreted and enforced by governmental authorities possessing jurisdiction over various aspects of the exploration for, and the production, processing and transportation of natural gas, NGLs and oil. While the Trump administration may make changes to President Biden’s environmental and climate change initiatives, we cannot predict what, when, or how the new administration may take actions to revise existing environmental laws or regulations, if at all, or the ultimate impact such changes may have on our business. For more information on these matters, see “Item 1. Business and Properties—Regulation of the Oil and Natural Gas Industry—Regulation of Environmental and Occupational Safety and Health Matters.” Failure to comply with such laws and regulations, including any evolving interpretation and enforcement by governmental authorities, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Under the EPAct of 2005, FERC has civil penalty authority under the NGA to impose penalties for current violations of up to $1,584,648 per day for each violation and disgorgement of profits associated with any violation. While our systems have not been regulated by FERC under the NGA, FERC has adopted regulations that may subject certain of our otherwise non-FERC jurisdictional facilities to FERC annual reporting requirements. Additional rules and legislation pertaining to those and other matters may be considered or adopted by FERC from time to time. Failure to comply with those regulations in the future could subject us to civil penalty liability, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The Inflation Reduction Act could adversely impact demand for oil and gas and could impose new costs on our operations.

In August 2022, President Biden signed the IRA 2022 into law. The IRA 2022 contains hundreds of billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles and supporting infrastructure and carbon capture and sequestration, amongst other provisions. However, on January 20, 2025, President Trump issued an Executive Order directing agencies to immediately pause the disbursement of funds appropriated through the IRA 2022. The full impact of this Executive Order and related administrative actions is uncertain at this time. In addition, the IRA 2022 imposes the first ever federal fee on the emission of greenhouse gases through a methane emissions charge. The IRA 2022 amends the federal Clean Air Act to impose a fee on the emission of methane from sources required to report their GHG emissions to the EPA, including those sources in the onshore petroleum and natural gas production and gathering and boosting source categories. On November 12, 2024, the EPA finalized the methane emissions charge rule, which applies to oil and gas facilities emitting more than 25,000 metric tons of CO2 per year. The charge is set to start in calendar year 2024 at $900 per ton of methane, increase to $1,200 in 2025, and be set at $1,500 for 2026 and each year after. Calculation of the fee is based on certain thresholds established in the IRA 2022. The methane charge and the incentives for renewable energy infrastructure development could impose additional costs on our operations and further reduce demand for oil and natural gas. This could decrease demand for oil and gas and consequently adversely affect our business and results of operations. Congress may seek to revise the IRA 2022 to remove this rule, but we cannot predict whether, when, or how Congress might seek to do so. The Trump administration may also seek to challenge, repeal, or revise this rule, and Congress may attempt to repeal or amend the IRA 2022, including with respect to the methane emissions charge; however, we cannot predict what, when, or how the new administration or Congress may take actions to rollback or otherwise revise existing laws, rules, or regulations or the ultimate impact such changes may have on our business or results of operations.

Our operations are subject to a series of risks related to climate that could result in increased operating costs, limit the areas in which we may conduct oil and natural gas exploration and production activities, and reduce demand for our products.

Climate risks continue to attract considerable attention in the United States and in foreign countries. In the United States, no comprehensive climate legislation has been implemented at the federal level. Federal regulators, state and local governments, and private parties have taken (or announced that they plan to take) actions that have or may have a significant influence on our operations. The EPA has adopted regulations under existing provisions of the federal Clean Air Act that, among other things, establish PSD construction and Title V operating permit reviews for certain large stationary sources that are already potential major sources of certain principal, or criteria, pollutant emissions. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards that will be established by the states or, in some cases, by the EPA for those emissions. These EPA rules could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified sources. In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified onshore and offshore oil and gas production sources in the United States on an annual basis, which include certain of our operations.

The federal regulation of methane from oil and gas facilities has been subject to substantial uncertainty in recent years. In June 2016, the EPA finalized NSPS, known as Subpart OOOOa, that establish emission standards for methane and VOCs from new and modified oil and natural gas production and natural gas processing and transmission facilities. Most recently, in December 2023, the EPA finalized more stringent methane rules for new, modified, and reconstructed facilities, known as OOOOb, as well as standards for existing sources for the first time ever, known as OOOOc. Under the final rules, states have two years to prepare and submit their plans to impose methane emission controls on existing sources. The presumptive standards established under the final rule are generally the same for both new and existing sources. The requirements include enhanced leak detection survey requirements using optical gas imaging and other advanced monitoring to encourage the deployment of innovative technologies to detect and reduce methane emissions, reduction of emissions by 95% through capture and control systems and zero-emission requirements for certain devices. The rule also establishes a “super emitter” response program that would allow third parties to make reports to EPA of large methane emission events, triggering certain investigation and repair requirements. Fines and penalties for violations of these rules can be substantial. The rules are currently subject to legal challenges, and the Trump administration may seek to revise or repeal these rules; however, we cannot predict what actions the new administration may take or how they might affect our business or results of operations. Moreover, compliance with the new rules may affect the amount we owe under the IRA 2022’s methane fee described above because compliance with EPA’s methane rules would exempt an otherwise covered facility from the requirement to pay the methane fee. The requirements of the EPA’s final methane rules have the potential to increase our operating costs and thus may adversely affect our financial results and cash flows. Moreover, failure to comply with these CAA requirements can result in the imposition of substantial fines and penalties as well as costly injunctive relief. Given the long-term trend toward increasing regulation, future federal GHG regulations of the oil and gas industry remain a possibility, and several states, including West Virginia and Ohio, have separately imposed or are considering imposing their own regulations on methane emissions from oil and gas production activities.

Internationally, the United Nations-sponsored “Paris Agreement” requires member states to individually determine and submit non-binding emissions reduction targets every five years after 2020. President Biden has recommitted the United States to the Paris Agreement and, in April 2021, announced a goal of reducing the United States’ emissions by 50-52% below 2005 levels by 2030. However, on January 20, 2025, President Trump signed an Executive Order once again withdrawing the United States from the Paris Agreement. The United States’ participation in future United Nations climate-related conferences and the impacts of these orders, pledges, agreements and any legislation or regulation promulgated to fulfill the United States’ commitments under the Paris Agreement or other international conventions cannot be predicted at this time.

Concern over climate risks has also from time to time resulted in increasing political risks in the United States, including climate-change related pledges made by President Biden and other public office representatives. For example, the Biden administration previously issued a pause on approvals for LNG export facilities, which was subsequently struck down in federal court. Following the legal challenges, the Biden administration released a study on the economic and environmental impacts of LNG exports, finding, based on a range of scenarios that vary in assumptions about global climate policies and technology availability, that increased U.S. LNG exports are associated with higher global GHG emissions. While President Trump has issued an Executive Order directing the Department of Energy to restart reviews of LNG export applications, we cannot predict what impact the study released by the prior administration may ultimately have.

Increasingly, oil and natural gas companies are exposed to litigation risks related to climate risks. We are not currently party to any such litigation, but could be named in future actions making similar claims of liability and, depending on the nature of the claims alleged and other factors, such liability could be imposed without regard to our causation of or contribution to the asserted damage, or to other mitigating factors.

Additionally, companies in the oil and natural gas industry may be exposed to increasing financial risks. Financial institutions, including investment advisors and certain sovereign wealth, pension and endowment funds, may elect in the future to shift some or all of their investment into non-oil and natural gas related sectors. Certain institutional lenders who provide financing to fossil-fuel energy companies have also become more attentive to lending practices, and some of them may elect in future not to provide funding for oil and natural gas companies. To the extent implemented or pursued, such policies and commitments could lead to some lenders restricting access to capital for or divesting from certain industries or companies, including the oil and natural gas sector, or requiring that borrowers take additional steps to reduce their GHG emissions. While we cannot predict how or to what extent sustainable lending and investment practices may impact our operations, a material reduction in the capital available to the oil and natural gas industry could make it more difficult to secure funding for exploration, development, production, transportation and processing activities, which could result in decreased demand for our products or otherwise adversely impact our financial performance.

In addition, in March 2024, the SEC finalized a rule requiring registrants to include certain climate-related disclosures, including Scope 1 and 2 GHG emissions, climate-related targets and goals, and certain climate-related financial statement metrics, in registration statements and periodic reports. However, this rule is currently paused pending litigation and is expected to be repealed. The timeline for any repeal, if at all, is subject to a number of uncertainties and likely could face legal challenges that would further delay the implementation of any repeal, and we cannot predict the ultimate outcome. Similarly, in October 2023, the Governor of California signed the CCDAA and CRFRA into law. The CCDAA requires both public and private U.S. companies that are “doing business in California” and that have a total annual revenue of $1 billion to publicly disclose and verify, on an annual basis, Scope 1, 2 and 3 GHG emissions. The CRFRA requires the disclosure of a climate-related financial risk report (in line with the TCFD recommendations or equivalent disclosure requirements under the ISSB climate-relate disclosure standards) every other year for public and private companies that are “doing business in California” and have total annual revenue of at least $500 million. Reporting under both laws would begin in 2026. These laws are currently subject to legal challenges, but the outcome of such challenge is uncertain at this time. Additionally, New York and other jurisdictions are considering adopting similar climate disclosure laws. Currently, the ultimate impact of these laws on our business is uncertain. The Governor of California has directed further consideration of the implementation deadlines for each of the laws, and there is potential for legal challenges to be filed with respect to the scope of the law, but, absent clarification or revisions to the law, alongside the SEC final rule, if implemented, may result in additional costs to comply with these disclosure requirements as well as increased costs of and restrictions on access to capital. Separately, enhanced climate related disclosure requirements could lead to reputational or other harm with customers, regulators, investors or other stakeholders and could also increase our litigation risks relating to statements alleged to have been made by us or others in our industry regarding climate risks, or in connection with any future disclosures we may make regarding reported emissions, particularly given the inherent uncertainties and estimations with respect to calculating and reporting GHG emissions. Separately, the SEC has also from time to time applied additional scrutiny to existing climate-change related disclosures in public filings, and there is the potential for enforcement if the SEC were to allege an issuer’s existing climate disclosures misleading or deficient.

The adoption and implementation of new or more stringent international, federal or state legislation, regulations or other regulatory initiatives related to climate risks or GHG emissions from oil and natural gas facilities could result in increased costs of compliance or costs of consumption, thereby reducing demand for our products. Additionally, political, litigation, and financial risks may result in (i) restriction or cancellation of certain oil and natural gas production activities, (ii) incurrence of obligations for alleged damages, or (iii) impairment of our ability to continue operating in an economic manner. One or more of these developments could have a material adverse effect on our business, financial condition and results of operation.

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

Taxes

Our future tax liabilities may be greater than expected if our net operating loss (“NOL”) and tax credit carryforwards are limited, we do not generate expected deductions, or tax authorities challenge our tax positions.

As of December 31, 2024, we have U.S. federal and state NOL carryforwards of $0.6 billion and $1.9 billion, respectively, and U.S. federal tax credit carryforwards of $148 million. We have recorded a reserve for uncertain tax positions related to our U.S. federal tax credits of $54 million as of December 31, 2024. Some of the U.S. federal NOL carryforwards expire in 2037 while others have no expiration date. We expect to fully utilize our U.S. federal NOL carryforwards and U.S. federal tax credit carryforwards prior to expiration. The state NOL carryforwards expire at various dates from 2025 to 2044 while others have no expiration date. We do not expect to utilize certain of these NOL carryforwards due to changes in state tax law. Therefore, we have placed a valuation allowance against $1.2 billion of these state NOL carryforwards. These expectations are based upon assumptions we have made regarding, among other things, our income, capital expenditures and net working capital, and upon our NOL carryforwards not becoming subject to future limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), or otherwise.

Section 382 and Section 383 of the Code generally impose an annual limitation on the amount of NOL carryforwards and tax credit carryforwards that may be used to offset taxable income when a corporation has undergone an “ownership change” (as determined under Section 382 of the Code). An ownership change generally occurs if one or more stockholders (or groups of stockholders) who are each deemed to own at least 5% of such corporation’s stock change their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. In the event that we were to undergo an ownership change, utilization of our NOL carryforwards and tax credit carryforwards would be subject to an annual limitation under Section 382 and Section 383 of the Code. Any unused annual limitation may be carried over to later years. Any limitation on our ability to utilize our NOL carryforwards or tax credit carryforwards against income or gain we generate in the future could increase our future tax liabilities and adversely affect our operating results and cash flows.

Furthermore, we are subject to various complex and evolving U.S. federal, state and local tax laws. U.S. federal, state and local tax laws, policies, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us, in each case, possibly with retroactive effect. Any significant variance in our interpretation of current tax laws, including as result of the release of final Treasury Regulations or other interpretive guidance, or a successful challenge of one or more of our tax positions by the IRS or other state or local tax authorities could increase our future tax liabilities and adversely affect our operating results and cash flows.

While we expect to be able to (i) utilize all of our U.S. federal NOL and tax credit carryforwards, (ii) utilize a portion of our state NOL carryforwards and (iii) generate deductions to offset a portion of our future taxable income, in the event that our NOL or tax credit carryforwards are subject to future limitation (including due to an ownership change under Section 382 of the Code), deductions are not generated as expected, or if one or more of our tax positions are successfully challenged by the IRS or other tax authorities (in a tax audit or otherwise), our future tax liabilities may be greater than expected, which could adversely affect our operating results and cash flows.

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

In addition, the IRA 2022 includes, among other things, a corporate alternative minimum tax (the “CAMT”). Under the CAMT, a 15% minimum tax will be imposed on certain financial statement income of “applicable corporations” in taxable years beginning after December 31, 2022. A corporation is generally an applicable corporation subject to CAMT in any taxable year following a taxable year in which the “average annual adjusted financial statement income” of the corporation and certain of its subsidiaries and affiliates exceeds $1 billion for a specified three taxable year period. We were not an applicable corporation subject to CAMT in 2024. Based on current commodity pricing, our interpretation of the CAMT and the IRA 2022 and a number of operational, economic, accounting and regulatory assumptions, we do not expect to become an applicable corporation subject to CAMT in the next three years. If we become an applicable corporation and our CAMT liability is greater than our regular U.S. federal income tax liability for any particular tax year, the CAMT liability would effectively accelerate our future U.S. federal income tax obligations, reducing our cash flows in that year, but provide an offsetting credit against our regular U.S. federal income tax liability in future tax years. As a result, our current expectation is that the impact of the CAMT is limited to potential timing differences in future tax years.

The IRA 2022 also imposes a 1% non-deductible excise tax on the fair market value of any stock repurchased by a publicly traded domestic corporation during any taxable year, with the fair market value of such repurchased stock reduced by the fair market value of certain stock issued by such corporation during such taxable year (such excise tax, the “Stock Buyback Tax”). In the past, there have been proposals to increase the amount of the Stock Buyback Tax from 1% to 4%; however, it is unclear whether such a change in the amount of the excise tax will be enacted and, if enacted, how soon any such change could take effect. The Stock Buyback Tax first applied to our authorized share repurchase program in the year ended December 31, 2023, and will continue to apply in subsequent taxable years.

The U.S. Department of the Treasury and the Internal Revenue Service have released proposed and final regulations and other interpretive guidance relating to the CAMT and the Stock Buyback Tax. Any significant variance from our current interpretation of such regulations and interpretive guidance could result in a change in our analysis of the application of the CAMT and the Stock Buyback Tax to us and its impact on our operations and cash flows.

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

       Sales of a substantial amount of shares of our common stock in the public market or grants to our directors and officers under the Amended and Restated Antero Resources Corporation 2020 Long Term Incentive Plan (the “Amended AR LTIP”), or the perception that these sales or grants may occur, could reduce the market price of shares of our common stock. All of the shares of our common stock are freely tradable without restriction or further registration under the Securities Act, unless the shares are held by any of our “affiliates” as such term is defined in Rule 144 under the Securities Act. We cannot predict the size of future issuances of our common stock or securities convertible into our common stock or the effect, if any, that future issuances and sales of shares of our common stock will have on the market price of our common stock.

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

Our Vice President – IT oversees these risk assessments and meets regularly with the security and compliance team to review cybersecurity risks and threats, and also participates in our enterprise risk management process. In addition, the Company engages several third-party consultants in connection with the risk assessments, and we have established separate processes and procedures to oversee and identify cybersecurity risks associated with third parties. All third parties involved in our cybersecurity risk assessments are required to provide reports designed to allow us to monitor and assess such third parties’ security controls.

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

Incident Identification and Response

We have implemented a monitoring and detection system, with oversight from our Vice President – IT to help promptly identify cybersecurity incidents. In the event of any breach or cybersecurity incident, we have a formal incident response plan designed to provide for immediate action to contain the incident, mitigate the impact and restore normal operations efficiently.

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

Board of Directors’ Oversight of Cybersecurity Risks and Management’s Role in Assessing and Responding to Cybersecurity Risks

Cybersecurity risks are overseen at the board level through the Audit Committee. Our Vice President – IT, together with the security and compliance team, is responsible for the monitoring, assessment and management of cybersecurity risk, and seeks to maintain the security and continuity of our operations. Our Vice President – IT oversees the Company’s cybersecurity strategy, cybersecurity and data privacy policies, measures and controls, and Board of Directors and Audit Committee communications on cybersecurity matters. Our Vice President – IT regularly briefs senior management, the Board of Directors and the Audit Committee on cybersecurity issues as part of our overall enterprise risk management program, including quarterly updates to the Audit Committee, which may include information regarding our exposure to privacy and cybersecurity risks, plans and activities to monitor and mitigate privacy and cybersecurity risks, IT governance policies and programs, including our cybersecurity incident response plan, and legislative and regulatory developments that could impact our privacy and cybersecurity risks. Additionally, our Vice President – Risk Management oversees our enterprise risk management process and apprises the Audit Committee and our Board of Directors of all significant risks facing the Company, including cybersecurity risks.

Our Vice President – IT, Biren Kumar, has more than 16 years of experience serving as a Chief Information Officer (“CIO”) or in similar roles, which have included responsibility for managing cybersecurity risk. Mr. Kumar was named Vice President – IT in 2024. Prior to joining Antero, he served as the CIO for several companies, including Dynegy Inc. from 2005 to 2011, Rockwater Energy Solutions Inc. from 2011 to 2014, KLX Inc. from 2014 to 2018 and KLX Energy Services Holdings, Inc. from 2018 to 2021. Mr. Kumar holds a Bachelor of Business Administration in Management Information Systems and a Master of Business Administration from the University of Houston.

Impact of Risks from Cybersecurity Threats

The energy industry’s growing reliance on information technology and operational technology to support critical operations, such as energy production, distribution, and management activities, has made it more susceptible to cybersecurity incidents. As a result, the global rise of cybersecurity incidents, whether from intentional attacks or accidental events, poses a significant challenge to our industry. As cybersecurity threats continue to evolve in complexity and scale, it remains an ongoing and increasingly difficult task for the industry to prevent, detect, mitigate, and remediate these incidents.

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

ITEM 3. LEGAL PROCEEDINGS

The information required by this item is included in Note 15—Contingencies to our consolidated financial statements and is incorporated herein.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

We have one class of common equity outstanding, our common stock, par value $0.01 per share. Our common stock is listed on the New York Stock Exchange and traded under the symbol “AR.” On February 7, 2025, our common stock was held by 99 holders of record. The number of holders does not include the shareholders for whom shares of our common stock are held in a “nominee” or “street” name.

Issuer Purchases of Equity Securities

The following table sets forth our share purchase activity for each period presented:

			Total Number	Approximate
			of Shares	Dollar Value
			Repurchased	of Shares
			as Part of	that May
	Total Number		Publicly	Yet be Purchased
	of Shares	Average Price	Announced	Under the Plan
Period	Purchased (1)	Paid Per Share	Plans	($ in thousands)
October 1, 2024 - October 31, 2024	93,760	$27.35	—	$1,050,901
November 1, 2024 - November 30, 2024	598	26.69	—	1,050,901
December 1, 2024 - December 31, 2024	—	—	—	1,050,901
Total	94,358	$27.35	—
(1)	The total number of shares purchased includes shares of our common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of equity awards held by our employees.

Share Repurchase Program

On February 15, 2022, our Board of Directors authorized a share repurchase program to opportunistically repurchase up to $1.0 billion of shares of our outstanding common stock. On October 25, 2022, our Board of Directors authorized a $1.0 billion increase to our share repurchase program to allow us to repurchase up to an aggregate of $2.0 billion of our outstanding common stock. Through December 31, 2024, we have repurchased 28 million shares of our common stock through our share repurchase program at a total cost of $949 million. The shares may be repurchased from time to time in open market transactions, through privately negotiated transactions or by other means in accordance with federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will be determined by us at our discretion and will depend on a variety of factors, including the market price of our common stock, general market and economic conditions and applicable legal requirements.

Dividend Restrictions

Our ability to pay dividends is governed by (i) the provisions of Delaware general corporation law, (ii) our Certificate of Incorporation and Bylaws, (iii) the indentures relating to our Senior Notes and (iv) the Credit Facility. We have not paid or declared any dividends on our common stock. The amount and timing of future payment of cash dividends on our common stock, if any, is within the discretion of the Board of Directors and will depend on our earnings, capital requirements, financial condition and other relevant factors. There is no assurance that we will pay any cash dividends on our common stock.

Stock Performance Graph

The graph below shows the cumulative total shareholder return assuming the investment of $100 on December 31, 2019 in each of our common stock, the Standard & Poor’s 500 (“S&P 500”) Index, and the Dow Jones U.S. Oil & Gas Index. We believe the Dow Jones U.S. Oil & Gas Index is meaningful because it is an independent, objective view of the performance of similarly-sized energy companies.

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

We have assembled a portfolio of long-lived properties that are characterized by what we believe to be high repeatability and low geologic risk. Our drilling opportunities are focused in the Appalachian Basin. As of December 31, 2024, we held approximately 521,000 net acres in the Appalachian Basin. In addition, we estimate that approximately 170,000 net acres of our leasehold may be prospective for the slightly shallower Upper Devonian Shale.

As of December 31, 2024, our estimated proved reserves were 17.9 Tcfe, consisting of 10.6 Tcf of natural gas, 674 MMBbl of assumed recovered ethane, 519 MMBbl of C3+ NGLs and 23 MMBbl of oil. These reserve estimates have been prepared by our internal reserve engineers and management and audited by our independent reserve engineers. As of December 31, 2024, we had 1,137 potential horizontal well locations on our existing leasehold acreage that were classified as proved, probable and possible and excludes 339 locations based on such locations being uneconomic at the SEC reserves prices for the year ended December 31, 2024.

We have three reportable segments: (i) the exploration, development and production of natural gas, NGLs and oil; (ii) marketing of excess firm transportation capacity; and (iii) midstream services through our equity method investment in Antero Midstream. All of our operations are conducted in the United States. See Note 17—Reportable Segments to our consolidated financial statements for additional information.

Financing Highlights

Unsecured Credit Facility

During 2024, we achieved an investment grade credit rating from S&P Global Inc. in addition to our investment grade credit rating from Fitch Ratings, Inc. As a result of this investment grade credit rating, on July 30, 2024, we entered into an amended and restated senior revolving credit facility with lender commitments of $1.65 billion that matures on July 30, 2029, subject to certain extension terms and conditions (the “Unsecured Credit Facility”). Borrowings under the amended and restated facility are unsecured and are not guaranteed by any of our subsidiaries. See Note 7—Long-Term Debt to our consolidated financial statements for additional information.

Drilling Partnerships

2021-2024 Drilling Partnership

On February 17, 2021, we announced the formation of a drilling partnership with QL, an affiliate of Quantum Energy Partners, for our 2021 through 2024 drilling program. Under the terms of the arrangement, QL funded development capital of 20% for wells spud in 2021 and 2024 and 15% for wells spud in 2022 and 2023, which funding amounts represent QL’s proportionate working interest in such wells. Additionally, we received a carry of $29 million for each of the 2021 and 2022 tranches during the years ended December 31, 2022 and 2023 and a carry of $32 million for the 2023 tranche during the year ended December 31, 2024. See Note 3—Transactions to our consolidated financial statements for additional information.

2025 Drilling Partnership

On December 11, 2024, we entered into a drilling partnership with an unaffiliated third-party. Under the terms of the arrangement, the third-party will participate in and fund a share of total development capital expenses for wells spud by Antero during the 2025 calendar year. For each well spud during the 2025 calendar year, the third-party will receive a 15% working interest in such wells and will fund greater than 15% of total development capital expenses for such wells. Subject to the preceding sentence, for any wells spud in the calendar year 2025, the third-party is obligated and responsible for its working interest share of costs and liabilities, and is entitled to its working interest share of revenues, associated with such wells for the life of such wells. Additionally, for each well in the partnership, we will enter into an assignment, bill of sale and conveyance pursuant to which the third-party will be conveyed a proportionate working interest percentage in such well, which conveyances will not be subject to any reversion. See Note 3—Transactions to our consolidated financial statements for additional information.

Market Conditions and Business Trends

Commodity Markets

Prices for natural gas, NGLs and oil that we produce significantly impact our revenues and cash flows. Benchmark prices for natural gas and ethane decreased significantly, while benchmark prices for oil remained consistent and benchmark prices for C3+ NGLs increased during the year ended December 31, 2024 as compared to the year ended December 31, 2023. As a result of the lower benchmark natural gas and ethane prices and higher benchmark C3+ NGLs prices during the year ended December 31, 2024, we experienced a decrease in price realizations for natural gas and ethane products and an increase in price realization for C3+ NGLs products during the same period. We monitor the economic factors that impact natural gas, NGLs and oil prices, including domestic and foreign supply and demand indicators, domestic and foreign commodity inventories, the actions of Organization of Petroleum Exporting Countries and other large producing nations and the current conflicts in Ukraine and in the Middle East, among others. In the current economic environment, we expect that commodity prices for some or all of the commodities we produce could remain volatile. This volatility is beyond our control and may adversely impact our business, financial condition, results of operations and future cash flows.

The following table details the average benchmark natural gas, NGLs and oil prices:

	Year Ended December 31,
	2023	2024
Henry Hub ($/Mcf) (1)	$2.74	2.27
Mont Belvieu Ethane ($/Bbl) (2)	10.32	8.00
Mont Belvieu C3+ NGLs ($/Bbl) (3)	38.31	40.82
West Texas Intermediate ($/Bbl) (4)	77.62	75.72
(1)	NYMEX first of month average natural gas price.
(2)	ICE settlement ethane OPIS futures average price for the front month contract as published on the last trading day of the month.
(3)	ICE settlement propane, isobutane, normal butane and natural gasoline OPIS futures average price for the front month contract as published on the last trading day of the month. Propane and isobutane reflect TET prices, and normal butane and natural gasoline reflect non-TET prices. Propane, isobutane, normal butane and natural gasoline futures prices are weighted to approximate Antero Resources’ average C3+ NGLs composition.
(4)	NYMEX calendar month average settled futures price.

Hedge Position

Antero Resources (Excluding Martica)

We are exposed to certain commodity price risks relating to our ongoing business operations, and we use derivative instruments when circumstances warrant to manage such risks. In addition, we periodically enter into contracts that contain embedded features that are required to be bifurcated and accounted for separately as derivatives. Due to our improved liquidity and leverage position as compared to historical levels, the percentage of our expected production that we hedge has decreased. For 2023 and 2024, substantially all of our production was unhedged. Assuming our 2025 production is the same as our production in 2024, approximately 3% of our total production for 2025 is hedged through fixed price commodity swaps. As of December 31, 2024, the estimated fair value of our commodity derivative contracts, excluding Martica, was a net liability of $45 million. See Note 11—Derivative Instruments to our consolidated financial statements for additional information.

Martica

Our consolidated VIE, Martica, also maintains a portfolio of fixed price swap derivatives for the benefit of the noncontrolling interests in Martica. As such, all gains and losses attributable to Martica’s derivative portfolio are fully attributable to the noncontrolling interests in Martica. As of December 31, 2024, the estimated fair value of Martica’s commodity derivative contracts was a net liability of $2 million. See Note 11—Derivative Instruments to our consolidated financial statements for additional information.

Economic Indicators

The economy experienced elevated inflation levels as a result of global supply and demand imbalances, where global demand outpaced supplies beginning in 2021 and continuing through 2024. For example, CPI for all urban consumers increased 4.1% from December 2022 to December 2023 and an additional 2.9% from December 2023 to December 2024. In order to manage the inflation risk present in the United States’ economy, the Federal Reserve utilized monetary policy in the form of interest rate increases beginning in March 2022 in an effort to bring the inflation rate in line with its stated goal of 2% on a long-term basis. Between March 2022 and July 2023, the Federal Reserve increased the federal funds interest rate by 5.25%. During the second half of 2024, inflation rates began to approach the Federal Reserve’s stated goal of 2%, and the Federal Reserve decreased the federal funds rate by 1.0% between September and December 2024. While inflationary pressures in the United States’ economy have begun to subside, we continue to be impacted by the increased federal funds interest rate. See “—Results of Operations” for additional information.

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

Sources of Our Revenues

●	Natural gas, NGLs and oil sale revenues. Our revenues are primarily derived from the sale of natural gas and oil production, as well as the sale of NGLs that are extracted from our natural gas during processing. Our production is entirely from within the continental United States; however, some of our production revenues are attributable to customers who export our products. During 2023 and 2024, our production revenues were comprised of 51% and 44%, respectively, from the sale of natural gas and 49% and 56%, respectively, from the sale of NGLs and oil. Natural gas, NGLs and oil prices are inherently volatile and are influenced by many factors outside of our control. All of our production is derived from natural gas wells, some of which also produce NGLs which are extracted through processing, and oil.
●	Commodity derivatives. We utilize derivative instruments to hedge future sales prices for our production when circumstances warrant. We currently utilize call and embedded put options, collar contracts and fixed price contracts for a nominal portion of our natural gas in which we receive or pay the difference between a fixed price and the variable market price received. Due to our improved liquidity and leverage position as compared to historical levels, the percentage of our expected production that we hedge has decreased. Assuming our 2025 production is the same as our production in 2024, approximately 3% of our total production for 2025 is hedged through fixed price commodity swaps. See Note 11—Derivative Instruments to our consolidated financial statements for additional information. At the end of each accounting period, we estimate the fair value of these derivative instruments, because we have not elected hedge accounting, we recognize changes in the fair value of these derivative instruments in earnings. We expect continued volatility in the prices we receive for our production and the fair value of our derivative instruments.
●	Marketing revenues. Marketing revenues are primarily derived from activities to purchase and sell third-party natural gas and NGLs and to market excess firm transportation capacity to third parties.
●	Gathering, compression and water handling revenues. Gathering, compression and water handling revenues are derived from our ownership interest in Antero Midstream.

Principal Components of Our Cost Structure

●	Lease operating expenses. These are the operating costs incurred to maintain our production. Such costs include produced water hauling, water handling, water disposal, and labor-related costs to monitor producing wells, maintenance, repairs and workover expenses. Cost levels for these expenses can vary based on the volume of water produced, supply and demand for oilfield services, activity levels, and other factors.
●	Gathering, compression, processing and transportation. These costs include the fees paid to Antero Midstream and other third parties who operate low and high pressure gathering and compression systems that transport our gas. They also include costs to process and extract NGLs from our liquids-rich gas and to transport our natural gas, NGLs and oil to market. We often enter into fixed price long-term contracts that secure transportation and processing capacity, which may include minimum volume commitments, the cost for which is included in these expenses to the extent that they are not associated with excess capacity. Costs associated with excess capacity are included in marketing expenses.
●	Water handling. Water handling expenses relate to the direct operating costs attributable to fresh water and other fluid handling services.
●	Production and ad valorem taxes. Production and ad valorem taxes consist of severance and ad valorem taxes. Severance taxes are paid on produced natural gas and oil based on a percentage of sales prices, which exclude the effects of our derivative instruments, or at fixed per-unit rates established by state authorities. Ad valorem taxes are paid based on the value of our reserves as well as the value of property and equipment.
●	Marketing expenses. We purchase and sell third-party natural gas and NGLs and market our excess capacity under long-term contracts. Marketing costs include the cost of purchased third-party natural gas and NGLs. We also classify firm transportation costs related to capacity contracted for in advance of having sufficient production and infrastructure to fully utilize this excess capacity as marketing expenses, because we market this excess capacity to third parties. We enter into long-term firm transportation agreements for a significant portion of our current and expected future production in order to secure capacity on major pipelines.
●	Exploration and mine expenses. These are primarily costs related to unsuccessful leasing efforts, as well as geological and geophysical costs, including seismic costs, costs of unsuccessful exploratory dry holes and costs of other exploratory activities, including costs associated with our sand mine.

●	Impairment of property and equipment. These costs include impairment and costs associated with lease expirations, impairment of design and initial costs related to pads that are no longer planned to be placed into service and impairment of proved properties due to lower future commodity prices. We charge impairment expense for expired or soon-to-be expired leases when we determine they are impaired based on factors such as remaining lease terms, reservoir performance, commodity price outlooks and future plans to develop the acreage. We record impairment charges for proved properties on a geological reservoir basis when events or changes in circumstances indicate that a property’s carrying amount may not be recoverable. We also record impairment charges for other property and equipment when events or changes in circumstances indicate that the carrying amount of such property and/or equipment may not be recoverable.
●	Depletion, depreciation and amortization. DD&A includes the systematic expensing of the capitalized costs incurred to acquire, explore and develop natural gas, NGLs and oil. As a successful efforts company, we capitalize all costs associated with our acquisition and development efforts and all successful exploration efforts and allocate these costs using the units of production method. Depreciation is computed over an asset’s estimated useful life using the straight-line basis.
●	General and administrative expense. These costs include overhead, including payroll and benefits for our staff, costs of maintaining our headquarters, costs of managing our production and development operations, audit and other professional fees, insurance, legal expenses and other administrative expenses. General and administrative expense also includes noncash equity-based compensation expense. See Note 9—Equity-Based Compensation to our consolidated financial statements for additional information.
●	Interest expense. We finance a portion of our capital expenditures, working capital requirements and acquisitions with borrowings under our Credit Facility, which has a variable rate of interest based on the Adjusted Term SOFR Rate, the Adjusted Daily Simple SOFR (collectively, “SOFR”) or the Alternate Base Rate, in each case, plus an Applicable Rate (each term as defined in the Credit Facility). As of December 31, 2023 and 2024, we had an outstanding balance on the Credit Facility of $417 million and $393 million, respectively, with a weighted average interest rate of 7.7% and 5.9%, respectively. As a result, we incur substantial interest expense that is affected by both fluctuations in interest rates and our financing decisions. As of December 31, 2023 and 2024, we had fixed interest rates ranging from 5.375% to 8.375% on our Senior Notes with an aggregate principal balance of $1.1 billion. See Note 7—Long-Term Debt to our consolidated financial statements for additional information.
●	Income tax (expense) benefit. We are subject to U.S. federal and state income taxes, but we are currently not in a cash tax paying position with respect to U.S. federal income taxes. The difference between our financial statement income tax (expense) benefit and our current U.S. federal income tax liability is primarily due to the differences in the tax and financial statement treatment of oil and gas properties, the effects of noncontrolling interests, the deferral of unsettled commodity derivative gains and losses for tax purposes until they are settled and research and development (“R&D”) tax credits. We have recorded deferred income tax expense to the extent our deferred income tax liabilities exceed our deferred income tax assets. We record a deferred income tax benefit to the extent our deferred income tax assets exceed our deferred income tax liabilities. See Note 13—Income Taxes to our consolidated financial statements for additional information.

Results of Operations

We have three reportable segments: (i) the exploration, development and production of natural gas, NGLs and oil; (ii) marketing and utilization of excess firm transportation capacity; and (iii) midstream services through our equity method investment in Antero Midstream. Revenues from Antero Midstream’s operations were primarily derived from intersegment transactions for services provided to our exploration and production operations by Antero Midstream. All intersegment transactions were eliminated upon consolidation, including revenues from water handling services provided by Antero Midstream, which we capitalized as proved property development costs. Marketing revenues are primarily derived from activities to purchase and sell third-party natural gas and NGLs and to market and utilize excess firm transportation capacity. See Note 17—Reportable Segments to our consolidated financial statements for additional information.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2024

The operating results of our reportable segments were as follows (in thousands):

	Year Ended December 31, 2023
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream (1)	Affiliate	Total
Revenue and other:
Natural gas sales	$2,192,349	—	—	—	2,192,349
Natural gas liquids sales	1,836,950	—	—	—	1,836,950
Oil sales	247,146	—	—	—	247,146
Commodity derivative fair value gains	166,324	—	—	—	166,324
Gathering, compression and water handling	—	—	1,041,771	(1,041,771)	—
Marketing	—	206,122	—	—	206,122
Amortization of deferred revenue, VPP	30,552	—	—	—	30,552
Other revenue and income	2,529	—	—	—	2,529
Total revenue	4,475,850	206,122	1,041,771	(1,041,771)	4,681,972

Operating expenses:
Lease operating	118,441	—	—	—	118,441
Gathering and compression	858,462	—	95,507	(95,507)	858,462
Processing	1,014,181	—	—	—	1,014,181
Transportation	769,715	—	—	—	769,715
Water handling	—	—	117,658	(117,658)	—
Production and ad valorem taxes	158,855	—	—	—	158,855
Marketing	—	284,965	—	—	284,965
Exploration and mine expenses	2,700	—	—	—	2,700
General and administrative (excluding equity-based compensation)	164,997	—	39,462	(39,462)	164,997
Equity-based compensation	59,519	—	31,606	(31,606)	59,519
Depletion, depreciation and amortization	746,849	—	136,059	(136,059)	746,849
Impairment of property and equipment	51,302	—	146	(146)	51,302
Accretion of asset retirement obligations	3,244	—	177	(177)	3,244
Loss (gain) on sale of assets	(447)	—	6,030	(6,030)	(447)
Contract termination, loss contingency, settlements and other operating expenses	29,179	23,763	3,264	(3,264)	52,942
Total operating expenses	3,976,997	308,728	429,909	(429,909)	4,285,725
Operating income (loss)	$498,853	(102,606)	611,862	(611,862)	396,247

Equity in earnings of unconsolidated affiliates	$82,952	—	105,456	(105,456)	82,952
(1)	Amounts reflect those recorded in Antero Midstream Corporation’s consolidated financial statements.

	Year Ended December 31, 2024
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream (1)	Affiliate	Total
Revenue and other:
Natural gas sales	$1,818,297	—	—	—	1,818,297
Natural gas liquids sales	2,066,975	—	—	—	2,066,975
Oil sales	230,027	—	—	—	230,027
Commodity derivative fair value gains	731	—	—	—	731
Gathering, compression and water handling	—	—	1,106,193	(1,106,193)	—
Marketing	—	179,069	—	—	179,069
Amortization of deferred revenue, VPP	27,101	—	—	—	27,101
Other revenue and income	3,396	—	—	—	3,396
Total revenue	4,146,527	179,069	1,106,193	(1,106,193)	4,325,596

Operating expenses:
Lease operating	118,693	—	—	—	118,693
Gathering and compression	897,160	—	103,053	(103,053)	897,160
Processing	1,069,887	—	—	—	1,069,887
Transportation	735,883	—	—	—	735,883
Water handling	—	—	114,923	(114,923)	—
Production and ad valorem taxes	207,671	—	—	—	207,671
Marketing	—	244,906	—	—	244,906
Exploration	2,618	—	—	—	2,618
General and administrative (excluding equity-based compensation)	162,876	—	41,754	(41,754)	162,876
Equity-based compensation	66,462	—	44,332	(44,332)	66,462
Depletion, depreciation and amortization	762,068	—	140,000	(140,000)	762,068
Impairment of property and equipment	47,433	—	332	(332)	47,433
Accretion of asset retirement obligations	3,759	—	189	(189)	3,759
Loss on sale of assets	862	—	723	(723)	862
Contract termination, loss contingency, settlements and other operating expenses	4,858	—	1,721	(1,721)	4,858
Total operating expenses	4,080,230	244,906	447,027	(447,027)	4,325,136
Operating income (loss)	$66,297	(65,837)	659,166	(659,166)	460

Equity in earnings of unconsolidated affiliates	$93,787	—	110,573	(110,573)	93,787
(1)	Amounts reflect those recorded in Antero Midstream Corporation’s consolidated financial statements.

Exploration and Production Segment

The following table sets forth selected operating data of the exploration and production segment:

	Year Ended		Amount of
	December 31,		Increase	Percent
	2023	2024	(Decrease)	Change
Production data (1) (2):
Natural gas (Bcf)	815	793	(22)	(3)%
C2 Ethane (MBbl)	24,657	30,391	5,734	23%
C3+ NGLs (MBbl)	41,927	42,434	507	1%
Oil (MBbl)	3,874	3,693	(181)	(5)%
Combined (Bcfe)	1,238	1,252	14	1%
Daily combined production (MMcfe/d)	3,392	3,421	29	1%
Average prices before effects of derivative settlements (3):
Natural gas (per Mcf)	$2.69	2.29	(0.40)	(15)%
C2 Ethane (per Bbl) (4)	$10.14	9.05	(1.09)	(11)%
C3+ NGLs (per Bbl)	$37.85	42.23	4.38	12%
Oil (per Bbl)	$63.80	62.29	(1.51)	(2)%
Weighted Average Combined (per Mcfe)	$3.45	3.29	(0.16)	(5)%
Average realized prices after effects of derivative settlements (3):
Natural gas (per Mcf)	$2.66	2.30	(0.36)	(14)%
C2 Ethane (per Bbl) (4)	$10.14	9.05	(1.09)	(11)%
C3+ NGLs (per Bbl)	$37.80	42.36	4.56	12%
Oil (per Bbl)	$63.50	62.15	(1.35)	(2)%
Weighted Average Combined (per Mcfe)	$3.43	3.30	(0.13)	(4)%
Average costs (per Mcfe):
Lease operating	$0.10	0.09	(0.01)	(10)%
Gathering and compression	$0.69	0.72	0.03	4%
Processing	$0.82	0.85	0.03	4%
Transportation	$0.62	0.59	(0.03)	(5)%
Production and ad valorem taxes	$0.13	0.17	0.04	31%
Marketing expense, net	$0.06	0.05	(0.01)	(17)%
General and administrative (excluding equity-based compensation)	$0.13	0.13	—	*
Depletion, depreciation, amortization and accretion	$0.61	0.61	—	*

*Not meaningful

(1)	Production data excludes volumes related to the VPP.
(2)	Oil and NGLs production was converted at 6 Mcf per Bbl to calculate total Bcfe production and per Mcfe amounts. This ratio is an estimate of the equivalent energy content of the products and may not reflect their relative economic value.
(3)	Average prices reflect the before and after effects of our settled commodity derivatives. Our calculation of such after effects includes gains (losses) on settlements of commodity derivatives (but do not include payments for the derivative monetizations in 2023), which do not qualify for hedge accounting because we do not designate or document them as hedges for accounting purposes.
(4)	The average realized price for the years ended December 31, 2023 and 2024 includes $15 million and $2 million, respectively, of proceeds related to a take-or-pay contract. Excluding the effect of these proceeds, the average realized price for ethane before and after the effects of derivatives for the years ended December 31, 2023 and 2024 would have been $9.55 per Bbl and $8.99 per Bbl, respectively.

Natural gas sales. Revenues from sales of natural gas decreased from $2.2 billion for the year ended December 31, 2023 to $1.8 billion for the year ended December 31, 2024, a decrease of $0.4 billion, or 17%. Lower commodity prices (excluding the effects of derivative settlements) during the year ended December 31, 2024 accounted for an approximate $313 million decrease in year-over-year natural gas sales revenue (calculated as the change in the year-to-year average price times current year production volumes). Lower natural gas production volumes accounted for an approximate $61 million decrease in year-over-year natural gas sales revenue (calculated as the change in year-to-year volumes times the prior year average price).

NGLs sales. Revenues from sales of NGLs increased from $1.8 billion for the year ended December 31, 2023 to $2.1 billion for the year ended December 31, 2024, an increase of $0.3 billion, or 13%. Higher commodity prices (excluding the effects of derivative settlements) during the year ended December 31, 2024 accounted for an approximate $153 million increase in year-over-year revenues (calculated as the change in the year-to-year average price times current year production volumes). Higher NGLs production volumes during the year ended December 31, 2024 accounted for an approximate $77 million increase in year-over-year NGLs revenues (calculated as the change in year-to-year volumes times the prior year average price).

Oil sales. Revenues from sale of oil decreased from $247 million for the year ended December 31, 2023 to $230 million for the year ended December 31, 2024, a decrease of $17 million, or 7%. Lower oil production volumes during the year ended December 31, 2024 accounted for an approximate $11 million decrease in year-over-year oil revenues (calculated as the change in year-to-year volumes times the prior year average price). Lower oil prices for the year ended December 31, 2024 (excluding the effects of derivative settlements) accounted for an approximate $6 million decrease in year-over-year oil revenues (calculated as the change in the year-to-year average price times current year production volumes).

Commodity derivative fair value gains. Our commodity derivatives included fixed price swap contracts, swaptions, basis swap contracts, call options and embedded put options. Because we do not designate these derivatives as accounting hedges, they do not receive hedge accounting treatment. Consequently, all mark-to-market gains or losses, as well as cash receipts or payments on settled derivative instruments, are recognized in our statements of operations and comprehensive income. For the years ended December 31, 2023 and 2024, our commodity hedges resulted in derivative fair value gains of $166 million and $1 million, respectively. For the year ended December 31, 2023, commodity derivative fair value gains included $25 million of net cash payments for settled derivative losses, as well as $202 million for payments on derivatives that were settled prior to their contractual settlement dates. For the year ended December 31, 2024, commodity derivative fair value gains included $10 million of net cash proceeds for settled derivative gains.

Commodity derivative fair value gains or losses vary based on future commodity prices and have no cash flow impact until the derivative contracts are settled, monetized or terminated prior to settlement. Derivative asset or liability positions at the end of any accounting period may reverse to the extent future commodity prices increase or decrease from their levels at the end of the accounting period, or as gains or losses are realized through settlement. Additionally, substantially all of our production is currently unhedged for 2025 and beyond, which limits our exposure to volatility in the fair value of our derivative instruments related to commodity price changes in the future.

Amortization of deferred revenue, VPP. Amortization of deferred revenues associated with the VPP decreased from $31 million for the year ended December 31, 2023 to $27 million for the year ended December 31, 2024, a decrease of $4 million or 11%, primarily due to lower production volumes attributable to the VPP properties between periods. Amortization of the deferred revenues associated with the VPP are recognized as the production volumes are delivered at $1.61 per MMBtu over the contractual term.

Lease operating expense. Lease operating expense remained relatively consistent for the years ended December 31, 2023 and 2024 at $118 million and $119 million, respectively. On a per-unit basis, lease operating expense decreased from $0.10 per Mcfe for the year ended December 31, 2023 to $0.09 per Mcfe for the year ended December 31, 2024 primarily due to lower water disposal costs and workover expense between periods.

Gathering, compression, processing and transportation expense. Gathering, compression, processing and transportation expense remained relatively consistent at $2.6 billion and $2.7 billion for the years ended December 31, 2023 and 2024, respectively. This was primarily a result of the following:

●	Gathering and compression costs on a per unit basis increased from $0.69 per Mcfe for the year ended December 31, 2023 to $0.72 per Mcfe for the year ended December 31, 2024, primarily due to the expiration of the growth incentive fee rebate program on December 31, 2023 and annual CPI-based adjustments between periods. During the year ended December 31, 2023, we earned growth incentive fee rebates of $52 million.
●	Processing costs on a per unit basis increased from $0.82 per Mcfe for the year ended December 31, 2023 to $0.85 per Mcfe for the year ended December 31, 2024, primarily due to increased costs for NGLs processing, which includes an annual CPI-based adjustment during the first quarter of 2024 and higher NGLs transportation fees.
●	Transportation costs on a per unit basis decreased from $0.62 per Mcfe for the year ended December 31, 2023 to $0.59 per Mcfe and for the year ended December 31, 2024, primarily due to lower fuel costs as a result of lower natural gas prices and lower demand fees between periods.

Production and ad valorem tax expense. Production and ad valorem taxes increased from $159 million for the year ended December 31, 2023 to $208 million for the year ended December 31, 2024, an increase of $49 million or 31%, primarily due to higher ad valorem taxes, partially offset by lower natural gas and oil prices during the year ended December 31, 2024. Production and ad valorem taxes as a percentage of natural gas revenues increased from 7% for the year ended December 31, 2023 to 11% for the year ended December 31, 2024, primarily as a result of higher ad valorem taxes, which 2024 West Virginia ad valorem taxes are based on commodity prices during 2022.

General and administrative expense. General and administrative expense (excluding equity-based compensation expense) remained relatively consistent at $165 million, or $0.13 per Mcfe and $163 million, or $0.13 per Mcfe, for the years ended December 31, 2023 and 2024, respectively.

Equity-based compensation expense. Non-cash equity-based compensation expense increased from $60 million for the year ended December 31, 2023 to $66 million for the year ended December 31, 2024, an increase of $6 million or 12%. This increase was primarily due to higher restricted stock unit (“RSU”) award expense of $9 million between periods, partially offset by lower performance share unit (“PSU”) award expense of $3 million between periods. See Note 9—Equity-Based Compensation to our consolidated financial statements for additional information.

Depletion, depreciation and amortization expense. DD&A expense increased from $747 million for the year ended December 31, 2023 to $762 million for the year ended December 31, 2024, an increase of $15 million or 2%, primarily due to higher production volumes between periods. On a per-unit basis, DD&A expense remained consistent at $0.61 per Mcfe for the years ended December 31, 2023 and 2024.

Impairment of property and equipment. Impairment of property and equipment decreased from $51 million for the year ended December 31, 2023 to $47 million for the year ended December 31, 2024, a decrease of $4 million, or 8%, primarily due to lower impairments of expiring leases between periods. During both periods, we recognized impairments primarily related to expiring leases as well as design and initial costs related to pads we no longer plan to utilize.

Contract termination, loss contingency, settlements and other operating expenses. Contract termination, loss contingency, settlements and other operating expenses attributable to our exploration and production segment decreased from $29 million for the year ended December 31, 2023 to $5 million for the year ended December 31, 2024. This decrease was primarily due to a loss contingency recorded during the year ended December 31, 2023 and lower expense associated with the early termination of certain drilling and completion contracts between periods.

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

Net marketing expense decreased from $79 million, or $0.06 per Mcfe, for the year ended December 31, 2023 to $66 million, or $0.05 per Mcfe, for the year ended December 31, 2024, primarily due to lower firm transportation commitments between periods.

Marketing revenue. Marketing revenue decreased from $206 million for the year ended December 31, 2023 to $179 million for the year ended December 31, 2024, a decrease of $27 million, or 13%. This fluctuation primarily resulted from the following:

●	Natural gas marketing revenue decreased by $77 million between periods primarily due to lower natural gas marketing volumes and prices. Lower natural gas marketing volumes accounted for a $68 million decrease in year-over-year marketing revenues (calculated as the change in year-to-year volumes times the prior year average price), and lower natural gas prices accounted for a $9 million decrease in year-over-year marketing revenues (calculated as the change in the year-to-year average price times current year marketing volumes).
●	Oil marketing revenue increased by $46 million between periods primarily due to higher oil marketing volumes and prices. Higher oil marketing volumes accounted for a $39 million increase in year-over-year marketing revenues (calculated as the change in year-to-year volumes times the prior year average price), and higher oil prices accounted for an approximate $7 million increase in year-over-year marketing revenues (calculated as the change in the year-to-year average price times current year marketing volumes).
●	NGLs marketing revenues were $4 million for the year ended December 31, 2024. There were no NGLs marketing revenues for the year ended December 31, 2023.

Marketing expense. Marketing expense decreased from $285 million for the year ended December 31, 2023 to $245 million for the year ended December 31, 2024, a decrease of $40 million, or 14%. Marketing expense includes the cost of third-party purchased natural gas, NGLs and oil as well as firm transportation costs, including costs related to current excess firm capacity. The cost of third-party natural gas purchases decreased $62 million between periods, partially offset by increased oil and NGLs purchases of $37 million and $4 million, respectively. The total cost of third-party commodity purchases decreased primarily due to lower natural gas marketing volumes and prices between periods, partially offset by higher oil and NGLs marketing volumes during the year ended December 31, 2024. Firm transportation costs decreased $19 million from $105 million for the year ended December 31, 2023 to $86 million for the year ended December 31, 2024, primarily due to the reduction in firm transportation commitments between periods.

Contract termination, loss contingency, settlements and other operating expenses. Contract termination, loss contingency, settlements and other operating expenses attributable to our marketing segment for the year ended December 31, 2023 relate to a $24 million payment for the early termination of our firm transportation commitment of 200,000 MMBtu/d on the Equitrans pipeline. Our marketing segment did not incur any contract termination, loss contingency, settlements and other operating expenses for the year ended December 31, 2024.

Antero Midstream Segment

Antero Midstream revenue. Revenue from the Antero Midstream segment increased from $1.0 billion for the year ended December 31, 2023 to $1.1 billion for the year ended December 31, 2024, an increase of $0.1 billion, or 6%. This increase is primarily due to higher gathering and compression revenues of $84 million, partially offset by lower water handling revenues of $20 million. The increased gathering and compression revenues between periods is primarily a result of the expiration of the growth incentive fee rebate program on December 31, 2023, increased throughput and annual CPI-based gathering and compression rate adjustments between periods. The decreased water handling revenues between periods is primarily due to lower fresh water delivery and other fluid handling volumes, partially offset by an increased fresh water delivery rate due to an annual CPI-based adjustment during the year ended December 31, 2024.

Antero Midstream operating expense. Total operating expense related to the Antero Midstream segment increased from $430 million for the year ended December 31, 2023 to $447 million for the year ended December 31, 2024, an increase of $17 million, or 4%. This increase is primarily due to higher gathering and compression expense as a result of increased throughput during the year ended December 31, 2024, as well as higher general and administrative expense, including equity-based compensation expense, and depreciation expense between periods, partially offset by lower gains on asset sale during the year ended December 31, 2024.

Items Not Allocated to Segments

Interest expense. Interest expense remained consistent at $118 million for the years ended December 31, 2023 and 2024. See Note 7—Long-Term Debt to our consolidated financial statements for additional information.

Income tax (expense) benefit. For the year ended December 31, 2023, we had income tax expense of $64 million, with an effective tax rate of 17.6%, due to income before income taxes of $361 million. Our effective tax rate for the year ended December 31, 2023 was different than the statutory rate of 21% primarily due to the effects of state income taxes, the dividends received deduction, equity-based compensation expenses, noncontrolling interests, the effects of a West Virginia apportionment tax law change enacted in 2021 and changes in Pennsylvania’s corporate income tax rate. For the year ended December 31, 2024, we had an income tax benefit of $118 million primarily due to R&D tax credits of $95 million, loss before income taxes of $24 million and a reduction to our state NOL carryforward valuation allowance of $12 million. See Note 13—Income Taxes to our consolidated financial statements for additional information.

As of December 31, 2024, we had U.S. federal and state NOL carryforwards of $0.6 billion and $1.9 billion, respectively. Many of these NOL carryforwards expire at various dates between 2025 and 2044 while others have no expiration date. Potential future legislation or the imposition of new or increased taxes may have a significant effect on our future taxable position. The impact of any such change would be recorded in the period in which such interpretation is received or legislation is enacted.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2023

Refer to “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of the results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2023.

Capital Resources and Liquidity

Overview

Our primary sources of liquidity have been through net cash provided by operating activities, borrowings under our Credit Facility, issuances of debt and equity securities and additional contributions from our asset sales, including our drilling partnerships. Our primary use of cash has been for the exploration, development and acquisition of oil and natural gas properties. As we develop our reserves, we continually monitor what capital resources, including equity and debt financings, are available to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. Our future success in developing our proved reserves and production will be highly dependent on net cash provided by operating activities and the capital resources available to us.

Our commodity hedge position can provide us with liquidity for the portion of our production that is hedged because it provides us with the relative certainty of our future expected revenues for such production despite potential declines in the price of natural gas. However, due to our improved liquidity and leverage position as compared to historical levels, the percentage of our expected production that we hedge has decreased. Assuming our 2025 production is the same as our production in 2024, approximately 3% of our total production for 2025 is hedged through fixed price commodity swaps. Our ability to make significant acquisitions for cash would require us to utilize borrowings on the Credit Facility or obtain additional equity or debt financing, which we may not be able to obtain on terms acceptable to us, or at all. The Credit Facility is funded by a syndicate of 13 banks. We believe that the participants in the syndicate have the capability to fund up to their current commitment. If one or more banks should not be able to do so, we may not have the full availability of the Credit Facility.

Capital Spending and 2025 Capital Budget

For the year ended December 31, 2024, our total consolidated capital expenditures were $721 million, including drilling and completion expenditures of $620 million, leasehold additions of $91 million and other capital expenditures of $10 million. We completed 41 net horizontal wells during the year ended December 31, 2024. Our net capital budget for 2025 is $725 million to $800 million. Our budget includes: a range of $650 million to $700 million for drilling and completion and $75 million to $100 million for leasehold expenditures. We do not budget for acquisitions. During 2025, we plan to complete 60 to 65 net horizontal wells in the Appalachian Basin. We periodically review our capital expenditures and adjust our budget and its allocation based on liquidity, drilling results, leasehold acquisition opportunities and commodity prices.

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

Based on strip prices as of December 31, 2024, we believe that net cash provided from operating activities and available borrowings under the Credit Facility will be sufficient to meet our cash requirements, including normal operating needs, debt service obligations, capital expenditures and commitments and contingencies for at least the next 12 months. For more information on our outstanding indebtedness, see Note 7—Long-Term Debt to our consolidated financial statements.

See Note 14—Commitments to our consolidated financial statements for information on our off-balance sheet arrangements.

Cash Flows

The following table summarizes our cash flows (in thousands):

	Year Ended December 31,
	2023	2024
Net cash provided by operating activities	$994,721	849,288
Net cash used in investing activities	(1,140,767)	(714,153)
Net cash provided by (used in) financing activities	146,046	(135,135)
Net increase in cash and cash equivalents	$—	—

Year Ended December 31, 2023 Compared to Year Ended December 31, 2024

Operating activities. Net cash provided by operating activities was $995 million and $849 million for the years ended December 31, 2023 and 2024, respectively. Net cash provided by operating activities decreased primarily due to lower natural gas prices and changes in working capital, partially offset by increased NGLs revenue due to higher C3+ NGLs prices, lower contract termination, loss contingency and settlements expense and lower net marketing expense between periods and a $202 million payment for early settlement of our swaption agreement in the year ended December 31, 2023.

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

Investing activities. Net cash used in investing activities decreased from $1.1 billion for the year ended December 31, 2023 to $0.7 billion for the year ended December 31, 2024, primarily due to lower well completions between periods, decreased drilling activity as a result of a lower rig count between periods and decreased leasing activity during the year ended December 31, 2024. During the years ended December 31, 2023 and 2024, we completed 70 wells and 41 wells, respectively.

Financing activities. Net cash provided by financing activities was $146 million for the year ended December 31, 2023. Net cash used in financing activities was $135 million for the year ended December 31, 2024. This decrease in cash provided by financing activities between periods is primarily due lower net borrowings on our Credit Facility of $406 million, partially offset by decreased share repurchases of $75 million and lower distributions to the noncontrolling interests in Martica of $55 million between periods.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2023

Refer to “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity” in our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of the cash flows for the year ended December 31, 2022 compared to the year ended December 31, 2023.

Debt Agreements

We may, from time to time, seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, open market purchases, privately negotiated transactions or otherwise. Any such repurchases will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved could be material. We were in compliance with all covenants and ratios applicable to our debt agreements as of December 31, 2023 and 2024. See Note 7—Long-Term Debt to our consolidated financial statements for additional information.

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

Unproved properties with significant acquisition costs are assessed for impairment on a property by property basis, and any impairment in value is charged to expense. Impairment is assessed based on remaining lease terms, drilling results, reservoir performance, commodity price outlooks and future plans to develop acreage. Impairment of oil and gas properties related to unproved properties for leases that have expired, or are expected to expire, was $98 million, $51 million and $47 million for the years ended December 31, 2022, 2023 and 2024, respectively.

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

Impairment of Proved Properties

We evaluate the carrying amount of our proved natural gas, NGLs and oil properties for impairment on a geological reservoir basis whenever events or changes in circumstances indicate that a property’s carrying amount may not be recoverable. If the carrying amount of our proved properties exceeds the estimated undiscounted future net cash flows (measured using futures prices at the balance sheet date), we further evaluate our proved properties and record an impairment charge if the carrying amount of our proved properties exceeds the estimated fair value of the properties. We did not record any impairments for proved properties during the years ended December 31, 2022, 2023 and 2024.

Based on current future commodity prices, we currently do not anticipate having to record any impairment charge for our proved properties in the near future. Estimated undiscounted future net cash flows are sensitive to commodity price swings and a decline in prices could result in the carrying amount exceeding the estimated undiscounted future net cash flows at the end of a future reporting period, which would require us to further evaluate if an impairment charge would be necessary. For our Utica and Marcellus properties, strip pricing would have to decline by more than 7% and 25%, respectively, from year end 2024 levels before further evaluation of those properties would be required in order to determine if an impairment charge is necessary. If future prices decline from December 31, 2024, the fair value of our properties may be below their carrying amounts and an impairment charge may be necessary. However, we are unable to predict commodity prices with any greater precision than the futures market.

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

We record a valuation allowance or reserve for an uncertain tax position when we believe all or a portion of our deferred income tax assets will not be realized. In assessing the realizability of our deferred income tax assets, management considers whether some portion or all of the deferred income tax assets will be realized based on a more-likely-than-not standard of judgment. The ultimate realization of deferred income tax assets is dependent upon our ability to generate future taxable income during the periods in which our deferred income tax assets are deductible or our tax credits can be utilized. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income and tax planning strategies in making this assessment, estimates of which may be imprecise due to unforeseen future events or conditions outside of our control, including changes in commodity prices or changes to tax laws and regulations. The amount of deferred income tax assets considered realizable could change based upon the amounts of taxable income actually generated, or as estimates of future taxable income change. As of December 31, 2024, we have recognized a valuation allowance of $43 million related to Colorado, Oklahoma and West Virginia state NOL carryforwards that we do not expect to realize due to expected future reduced income tax apportionment in those states. In addition, as of December 31, 2024, we have recorded a reserve for uncertain tax positions of $54 million related to our R&D tax credits.

The calculation of deferred income tax assets and liabilities involves uncertainties in the application of complex tax laws and regulations, as well as judgement on the amount of financial statement benefit recorded for uncertain tax positions. We recognize in our financial statements those tax positions which we believe are more-likely-than-not to be sustained upon examination by the IRS or state revenue authorities. We believe that the estimates and assumptions related to income taxes are critical because of the assumptions and estimates required to assess the likelihood that our deferred income tax assets will be recovered from future taxable income, as well as the judgement required to determine the amount and timing of a valuation allowance on our deferred income tax assets and reserve for uncertain tax positions. These assumptions affect deferred income tax liability and income tax (expense) benefit and, if changed, could have a material effect on the Company's financial position and results of operations.

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

We may enter into financial derivative instruments for a portion of our natural gas, NGLs and oil production when circumstances warrant and management believes that favorable future prices can be secured in order to mitigate some of the potential negative impact on our cash flows caused by changes in commodity prices. Due to our improved liquidity and leverage position as compared to historical levels, the percentage of our expected production that we hedge has decreased. For the years ended December 31, 2023 and 2024, substantially all of our production was unhedged.

Our financial hedging activities may include commodity derivative instruments that are intended to support natural gas, NGLs and oil prices at targeted levels and to manage our exposure to price risk associated with our production. These contracts may include commodity price swaps whereby we will receive a fixed price and pay a variable market price to the contract counterparty, collars that set a floor and ceiling price for the hedged production, basis differential swaps or call or embedded put options, among others. These contracts are financial instruments and do not require or allow for physical delivery of the hedged commodity. As of December 31, 2024, our commodity derivatives included fixed swaps, collars, call options and embedded put options at index-based pricing for a nominal portion of our production. See Note 11—Derivative Instruments to our consolidated financial statements for additional information.

Based on our production and our derivative instruments that settled during the year ended December 31, 2024, our revenues would have decreased by $151 million for each $0.10 decrease per MMBtu in natural gas prices and $1.00 decrease per Bbl in oil and NGLs prices, excluding the effects of changes in the fair value of our derivative positions which remain open as of December 31, 2024.

All derivative instruments, other than those that meet the normal purchase and normal sale scope exception or other derivative scope exceptions, are recorded at fair market value in accordance with GAAP and are included in our consolidated balance sheets as assets or liabilities. The fair values of our derivative instruments are adjusted for non-performance risk. Because we do not designate these derivatives as accounting hedges, they do not receive hedge accounting treatment; therefore, all mark to market gains or losses, as well as cash receipts or payments on settled derivative instruments, are recognized in our statements of operations and comprehensive income. We present total gains or losses on commodity derivatives (for both settled derivatives and derivative positions which remain open) within operating revenues as commodity derivative fair value gains (losses) in the consolidated statements of operations and comprehensive income.

Mark-to-market adjustments of derivative instruments cause earnings volatility but have no cash flow impact relative to changes in market prices until the derivative contracts are settled or monetized prior to settlement. We expect continued volatility in the fair value of our derivative instruments. Our cash flows are impacted when the associated derivative contracts are settled or monetized by making or receiving payments to or from the counterparty. As of December 31, 2023 and 2024, the estimated fair value of our commodity derivative instruments was a net liability $37 million and $47 million, respectively, comprised of current and noncurrent assets and liabilities.

Counterparty and Customer Credit Risk

Our principal exposures to credit risk are through receivables resulting from the following: the sale of our natural gas, NGLs and oil production ($453 million as of December 31, 2024), which we market to energy companies, end users and refineries, and commodity derivative contracts ($2 million as of December 31, 2024).

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

In addition, we are exposed to the credit risk of our counterparties for our derivative instruments. Credit risk is the potential failure of a counterparty to perform under the terms of a derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions that management deems to be competent and competitive market makers. The creditworthiness of our counterparties is subject to periodic review. As of December 31, 2024, we have commodity hedges in place with four different counterparties, three of which are lenders under the Unsecured Credit Facility. As of December 31, 2024, we did not have any commodity derivative assets with bank counterparties under our Unsecured Credit Facility. The estimated fair value of our commodity derivative assets has been risk-adjusted using a discount rate based upon the counterparties’ respective published credit default swap rates (if available, or if not available, a discount rate based on the applicable Reuters bond rating) as of December 31, 2024. We believe that all of the counterparties to our derivative instruments are acceptable credit risks as of December 31, 2024. We are not required to provide credit support or collateral to any of our counterparties under our derivative contracts, nor are they required to provide credit support to us. As of December 31, 2024, we did not have any past-due receivables from, or payables to, any of the counterparties to our derivative contracts.

Interest Rate Risks

Our primary exposure to interest rate risk results from outstanding borrowings under the Credit Facility, which has a floating interest rate. The average annualized interest rate incurred on the Credit Facility for borrowings during the year ended December 31, 2024 was 7.4%. We estimate that a 1.0% increase in the applicable average interest rates for the year ended December 31, 2024 would have resulted in an estimated $4 million increase in interest expense.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Reports of Independent Registered Public Accounting Firm, Consolidated Financial Statements and supplementary financial data required for this Item are set forth beginning on page F-2 of this Annual Report on Form 10-K and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures and is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2024 at a level of reasonable assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision of, and with the participation of, our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework in 2013, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management of Antero Resources Corporation concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears beginning on page F-2 in this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2025 Annual Meeting of Stockholders.

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

ITEM 11. EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2025 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2025 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2025 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered accounting firm is KPMG LLP, Denver, CO, Auditor Firm ID: 185.

Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2025 Annual Meeting of Stockholders.

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

10.11

Sixth Amended and Restated Credit Agreement, dated as of October 26, 2021, by and among Antero Resources Corporation, as Borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-36120) filed on October 27, 2021).

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

10.15

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

10.16

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

10.17†

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Antero Resources Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly

Exhibit Number	Description of Exhibit
Report on Form 10-Q (Commission File No. 001-36120) filed on October 28, 2020).
10.18†

Form of Performance Share Unit Grant Notice and Performance Share Unit Agreement under the Antero Resources Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-36120) filed on July 28, 2021).

10.19†

Form of Performance Share Unit Grant Notice and Performance Share Unit Agreement under the Antero Resources Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-36120) filed on July 27, 2022).

10.20†

Amended and Restated Antero Resources Corporation 2020 Long Term Incentive Plan, dated June 5, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-36120) filed on June 6, 2024).

10.21

Amended and Restated Credit Agreement, dated as of July 30, 2024, among Antero Resources Corporation, as Borrower, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-36120) filed on July 31, 2024).

19.1*	Antero Resources Corporation Insider Trading Policies.
21.1*	Subsidiaries of Antero Resources Corporation.
23.1*	Consent of KPMG LLP.
23.2*	Consent of DeGolyer and MacNaughton.
31.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350).
97.1

Antero Resources Corporation Incentive Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K (Commission File No. 001-36120) filed on February 14, 2024.

99.1*	Report of DeGolyer and MacNaughton, dated as of January 20, 2025, for proved reserves as of December 31, 2024.
99.2

Report of DeGolyer and MacNaughton, dated as of January 17, 2024, for proved reserves as of December 31, 2023 (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K (Commission File No. 001-36120) filed on February 14, 2024).

99.3

Report of DeGolyer and MacNaughton, dated as of January 17, 2023, for proved reserves as of December 31, 2022 (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K (Commission File No. 001-36120) filed on February 15, 2023).

101*

The following financial information from this Form 10-K of Antero Resources Corporation for the year ended December 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

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

ANTERO RESOURCES CORPORATION

By:	/s/ MICHAEL N. KENNEDY
Michael N. Kennedy
Chief Financial Officer and Senior Vice President – Finance

Date:	February 12, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL M. RADY	Chairman of the Board, Director, President and Chief Executive Officer	February 12, 2025
Paul M. Rady	(principal executive officer)

/s/ MICHAEL N. KENNEDY	Chief Financial Officer and Senior Vice President – Finance	February 12, 2025
Michael N. Kennedy	(principal financial officer)

/s/ SHERI L. PEARCE	Senior Vice President – Accounting and Chief Accounting Officer	February 12, 2025
Sheri L. Pearce	(principal accounting officer)
/s/ BENJAMIN A. HARDESTY	Director	February 12, 2025
Benjamin A. Hardesty
/s/ W. HOWARD KEENAN, JR.	Director	February 12, 2025
W. Howard Keenan, Jr.
/s/ JEFFREY S. MUÑOZ	Director	February 12, 2025
Jeffrey S. Muñoz
/s/ JACQUELINE C. MUTSCHLER	Director	February 12, 2025
Jacqueline C. Mutschler
/s/ BRENDA R. SCHROER	Director	February 12, 2025
Brenda R. Schroer
/s/ VICKY SUTIL	Director	February 12, 2025
Vicky Sutil
/s/ THOMAS B. TYREE, JR.	Director	February 12, 2025
Thomas B. Tyree, Jr.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Antero Resources Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Antero Resources Corporation and subsidiaries (the Company) as of December 31, 2023 and 2024, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Assessment of the estimated oil and gas reserves on depletion expense related to proved oil and gas properties

As discussed in Note 2 to the consolidated financial statements, the Company calculates depletion expense related to its proved oil and gas properties using the unit-of-production method. Under such method, capitalized costs are amortized over total estimated proved oil and gas reserves. For the year ended December 31, 2024, the Company recorded depletion expense related to proved oil and gas properties of $754 million. The estimation of proved oil and gas reserves requires the expertise of professional petroleum reservoir engineers, who take into consideration future production and operating costs. The Company engages external reservoir engineering specialists to perform an independent evaluation of those proved oil and gas reserve estimates.

We identified the assessment of the impact of estimated oil and gas reserves on depletion expense related to proved oil and gas properties as a critical audit matter. Complex auditor judgment was required in evaluating the Company’s estimate of proved oil and gas reserves, which is an input in the depletion expense calculation. Specifically, auditor judgment was required to evaluate the assumptions used by the Company related to future production and operating costs, because changes to these assumptions could have a significant impact on the estimated oil and gas reserves.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s depletion expense process, including controls related to the estimation of proved oil and gas reserves used in the depletion expense calculation. We evaluated (1) the professional qualifications of the Company’s internal reservoir engineers as well as the external reservoir engineering specialists and the external engineering firm, (2) the knowledge, skills, and ability of the Company’s internal and external reservoir engineers, and (3) the relationship of the external reservoir engineering specialists and external engineering firm to the Company. We assessed the methodology used by the Company’s internal reservoir engineers to estimate proved oil and gas reserves and the methodology used by the external reservoir engineering specialists to evaluate those reserve estimates for compliance with industry and regulatory standards. We compared the forecasted production assumptions used by the internal reservoir engineers to historical production rates. We evaluated the operating cost assumptions utilized by the internal reservoir engineers by comparing them to historical costs. We read and considered the report of the Company’s external reservoir engineering specialists in connection with our evaluation of the Company’s reserve estimates.

/s/ KPMG LLP

We have served as the Company’s auditor since 2003.

Denver, Colorado
February 12, 2025

ANTERO RESOURCES CORPORATION

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,
	2023	2024
Assets
Current assets:
Accounts receivable	$42,619	34,413
Accrued revenue	400,805	453,613
Derivative instruments	5,175	1,050
Prepaid expenses	12,901	12,423
Other current assets	14,192	6,047
Total current assets	475,692	507,546
Property and equipment:
Oil and gas properties, at cost (successful efforts method):
Unproved properties	974,642	879,483
Proved properties	13,908,804	14,395,680
Gathering systems and facilities	5,802	5,802
Other property and equipment	98,668	105,871
	14,987,916	15,386,836
Less accumulated depletion, depreciation and amortization	(5,165,449)	(5,699,286)
Property and equipment, net	9,822,467	9,687,550
Operating leases right-of-use assets	2,965,880	2,549,398
Derivative instruments	5,570	1,296
Investment in unconsolidated affiliate	222,255	231,048
Other assets	25,375	33,212
Total assets	$13,517,239	13,010,050
Liabilities and Equity
Current liabilities:
Accounts payable	$38,993	62,213
Accounts payable, related parties	86,284	111,066
Accrued liabilities	381,340	402,591
Revenue distributions payable	361,782	315,932
Derivative instruments	15,236	31,792
Short-term lease liabilities	540,060	493,894
Deferred revenue, VPP	27,101	25,264
Other current liabilities	1,295	3,175
Total current liabilities	1,452,091	1,445,927
Long-term liabilities:
Long-term debt	1,537,596	1,489,230
Deferred income tax liability, net	811,981	693,341
Derivative instruments	32,764	17,233
Long-term lease liabilities	2,428,450	2,050,337
Deferred revenue, VPP	60,712	35,448
Other liabilities	59,431	62,001
Total liabilities	6,383,025	5,793,517
Commitments and contingencies
Equity:
Stockholders' equity:
Preferred stock, $0.01 par value; authorized - 50,000 shares; none issued	—	—
Common stock, $0.01 par value; authorized - 1,000,000 shares; 303,544 and 311,165 shares issued and outstanding as of December 31, 2023 and December 31, 2024, respectively	3,035	3,111
Additional paid-in capital	5,846,541	5,909,373
Retained earnings	1,051,940	1,109,166
Total stockholders' equity	6,901,516	7,021,650
Noncontrolling interests	232,698	194,883
Total equity	7,134,214	7,216,533
Total liabilities and equity	$13,517,239	13,010,050

See accompanying notes to consolidated financial statements.

ANTERO RESOURCES CORPORATION

Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share amounts)

	Year Ended December 31,
	2022	2023	2024
Revenue and other:
Natural gas sales	$5,520,419	2,192,349	1,818,297
Natural gas liquids sales	2,498,657	1,836,950	2,066,975
Oil sales	275,673	247,146	230,027
Commodity derivative fair value gains (losses)	(1,615,836)	166,324	731
Marketing	416,758	206,122	179,069
Amortization of deferred revenue, VPP	37,603	30,552	27,101
Other revenue and income	5,162	2,529	3,396
Total revenue	7,138,436	4,681,972	4,325,596
Operating expenses:
Lease operating	99,595	118,441	118,693
Gathering, compression, processing and transportation	2,605,380	2,642,358	2,702,930
Production and ad valorem taxes	287,406	158,855	207,671
Marketing	531,304	284,965	244,906
Exploration and mine expenses	7,409	2,700	2,618
General and administrative (including equity-based compensation expense of $35,443, $59,519 and $66,462 in 2022, 2023 and 2024, respectively)	172,909	224,516	229,338
Depletion, depreciation and amortization	715,163	746,849	762,068
Impairment of property and equipment	149,731	51,302	47,433
Accretion of asset retirement obligations	4,627	3,244	3,759
Contract termination, loss contingency and settlements	25,099	52,606	4,468
Loss (gain) on sale of assets	471	(447)	862
Other operating expense	—	336	390
Total operating expenses	4,599,094	4,285,725	4,325,136
Operating income	2,539,342	396,247	460
Other income (expense):
Interest expense, net	(125,372)	(117,870)	(118,207)
Equity in earnings of unconsolidated affiliate	72,327	82,952	93,787
Loss on early extinguishment of debt	(46,027)	—	(528)
Loss on convertible note inducements	(169)	(374)	—
Total other expense	(99,241)	(35,292)	(24,948)
Income (loss) before income taxes	2,440,101	360,955	(24,488)
Income tax (expense) benefit	(441,264)	(63,626)	118,185
Net income and comprehensive income including noncontrolling interests	1,998,837	297,329	93,697
Less: net income and comprehensive income attributable to noncontrolling interests	127,201	98,925	36,471
Net income and comprehensive income attributable to Antero Resources Corporation	$1,871,636	198,404	57,226

Income per share—basic	$6.09	0.66	0.18
Income per share—diluted	$5.69	0.64	0.18

Weighted average number of common shares outstanding:
Basic	307,202	299,793	309,489
Diluted	329,223	311,597	313,414

See accompanying notes to consolidated financial statements.

ANTERO RESOURCES CORPORATION

Consolidated Statements of Equity

(In thousands)

			Additional	Retained Earnings
	Common Stock		Paid-in	(Accumulated	Treasury Stock		Noncontrolling	Total
	Shares	Amount	Capital	Deficit)	Shares	Amount	Interests	Equity
Balances, December 31, 2021	313,930	$3,139	6,371,398	(625,615)	—	$—	308,932	6,057,854
Equity component of 2026 Convertible Notes, net	—	—	(24,411)	3,229	—	—	—	(21,182)
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	2,971	30	(66,162)	—	—	—	—	(66,132)
Conversion of 2026 Convertible Notes	5,672	57	24,185	—	—	—	—	24,242
Repurchases and retirements of common stock	(25,180)	(252)	(501,605)	(370,727)	(34)	(1,160)	—	(873,744)
Equity-based compensation	—	—	35,443	—	—	—	—	35,443
Distributions to noncontrolling interests	—	—	—	—	—	—	(173,537)	(173,537)
Net income and comprehensive income	—	—	—	1,871,636	—	—	127,201	1,998,837
Balances, December 31, 2022	297,393	2,974	5,838,848	878,523	(34)	(1,160)	262,596	6,981,781
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	1,735	17	(30,384)	—	—	—	—	(30,367)
Conversion of 2026 Convertible Notes	7,032	70	30,061	—	—	—	—	30,131
Repurchases and retirements of common stock	(2,616)	(26)	(51,503)	(24,987)	34	1,160	—	(75,356)
Equity-based compensation	—	—	59,519	—	—	—	—	59,519
Distributions to noncontrolling interests	—	—	—	—	—	—	(128,823)	(128,823)
Net income and comprehensive income	—	—	—	198,404	—	—	98,925	297,329
Balances, December 31, 2023	303,544	3,035	5,846,541	1,051,940	—	—	232,698	7,134,214
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	1,547	15	(29,620)	—	—	—	—	(29,605)
Conversion of 2026 Convertible Notes	6,074	61	25,990	—	—	—	—	26,051
Equity-based compensation	—	—	66,462	—	—	—	—	66,462
Distributions to noncontrolling interests	—	—	—	—	—	—	(74,286)	(74,286)
Net income and comprehensive income	—	—	—	57,226	—	—	36,471	93,697
Balances, December 31, 2024	311,165	$3,111	5,909,373	1,109,166	—	$—	194,883	7,216,533

See accompanying notes to consolidated financial statements.

ANTERO RESOURCES CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2022	2023	2024
Cash flows provided by (used in) operating activities:
Net income including noncontrolling interests	$1,998,837	297,329	93,697
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, amortization and accretion	719,790	750,093	765,827
Impairments	149,731	51,302	47,433
Commodity derivative fair value losses (gains)	1,615,836	(166,324)	(731)
Settled commodity derivative gains (losses)	(1,911,065)	(25,383)	10,154
Payments for derivative monetizations	—	(202,339)	—
Deferred income tax expense (benefit)	440,417	62,039	(118,640)
Equity-based compensation expense	35,443	59,519	66,462
Equity in earnings of unconsolidated affiliate	(72,327)	(82,952)	(93,787)
Dividends of earnings from unconsolidated affiliate	125,138	125,138	125,197
Amortization of deferred revenue	(37,603)	(30,552)	(27,101)
Amortization of debt issuance costs and other	4,336	2,264	2,420
Settlement of asset retirement obligations	(1,050)	(718)	(3,571)
Contract termination, loss contingency and settlements	—	12,100	5,344
Loss (gain) on sale of assets	471	(447)	862
Loss on early extinguishment of debt	46,027	—	528
Loss on convertible note inducements	169	374	—
Changes in current assets and liabilities:
Accounts receivable	43,510	7,550	25,410
Accrued revenue	(116,243)	306,880	(52,808)
Prepaid expenses and other current assets	(27,530)	14,890	8,680
Accounts payable including related parties	32,374	(16,837)	35,301
Accrued liabilities	(5,620)	(62,419)	1,280
Revenue distributions payable	23,337	(106,429)	(45,849)
Other current liabilities	(12,636)	(357)	3,180
Net cash provided by operating activities	3,051,342	994,721	849,288
Cash flows provided by (used in) investing activities:
Additions to unproved properties	(149,009)	(151,135)	(90,995)
Drilling and completion costs	(780,649)	(964,346)	(614,855)
Additions to other property and equipment	(14,313)	(16,382)	(10,929)
Proceeds from asset sales	2,747	447	9,499
Change in other assets	(2,388)	(9,351)	(6,873)
Net cash used in investing activities	(943,612)	(1,140,767)	(714,153)
Cash flows provided by (used in) financing activities:
Repurchases of common stock	(873,744)	(75,355)	—
Repayment of senior notes	(1,027,559)	—	—
Borrowings on Credit Facility	6,308,900	4,501,400	4,130,900
Repayments on Credit Facility	(6,274,100)	(4,119,000)	(4,154,900)
Payment of debt issuance costs	(814)	(605)	(6,138)
Distributions to noncontrolling interests	(173,537)	(128,823)	(74,286)
Employee tax withholding for settlement of equity-based compensation awards	(66,132)	(30,367)	(29,605)
Convertible note inducements	(169)	(374)	—
Other	(575)	(830)	(1,106)
Net cash provided by (used in) financing activities	(2,107,730)	146,046	(135,135)
Net increase in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of period	—	—	—
Cash and cash equivalents, end of period	$—	—	—

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$155,006	113,910	120,058
Increase (decrease) in accounts payable and accrued liabilities for additions to property and equipment	$38,035	(60,762)	10,525

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

The accompanying consolidated financial statements of the Company have been prepared in accordance with GAAP. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of December 31, 2023 and 2024, and its results of operations and cash flows for the years ended December 31, 2022, 2023 and 2024. The Company has no items of other comprehensive income or loss; therefore, its net income or loss is equal to its comprehensive income or loss.

In the course of preparing our consolidated financial statements for the year ended December 31, 2024, the Company identified an error in the quarterly calculations related to depletion expense of the Company’s proved oil and gas properties. See Note 19—Immaterial Correction of Prior Period Error to the consolidated financial statements for additional information.

(b)	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Antero Resources Corporation, its wholly owned subsidiaries and its VIE, Martica, for which the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in the Company’s consolidated financial statements.

For the years ended December 31, 2022, 2023 and 2024, the Company determined that Martica is a VIE for which Antero is the primary beneficiary.  Therefore, Martica’s accounts are consolidated in the Company’s consolidated financial statements.  Antero is the primary beneficiary of Martica based on its power to direct the activities that most significantly impact Martica’s economic performance, and its obligation to absorb losses of, or right to receive benefits from, Martica that could be significant to Martica.  In reaching such determination that Antero is the primary beneficiary of Martica, the Company considered the following:

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

The Company accounts for its interest in Antero Midstream using the equity method of accounting. As of December 31, 2023 and 2024, the Company had a 29% interest in Antero Midstream. Investments in entities for which the Company exercises significant influence, but not control, are accounted for under the equity method. The Company’s judgment regarding the level of influence over its equity method investments includes considering key factors such as the Company’s ownership interest, representation on the board of directors, participation in the policy-making decisions of the investee and material intercompany transactions. Such investments are included in investment in unconsolidated affiliate on the Company’s consolidated balance sheets. Income (loss) from an investee that is accounted for under the equity method is included in equity in earnings (loss) of unconsolidated affiliate on the Company’s consolidated statements of operations and comprehensive income and cash flows. When the Company records its proportionate share of net income (loss), it is recorded in equity in earnings (loss) of unconsolidated affiliate in the statements of operations and comprehensive income and the carrying value of that investment on the Company’s balance sheet. Distributions received from an equity method investee are recorded as reductions to the carrying value of that investment on the Company’s balance sheet. The Company’s equity in earnings (loss) of unconsolidated affiliate is adjusted for intercompany transactions and the basis differences recognized due to the difference between the cost of the equity method investment in Antero

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

Midstream and the amount of underlying equity in the net assets of Antero Midstream Partners LP (“Antero Midstream Partners”) from the Company deconsolidation of Antero Midstream Partners as of March 12, 2019. Basis difference are amortized into equity in earnings (loss) of unconsolidated affiliate on the Company’s consolidated statements of operations and comprehensive income over the remaining useful lives of the underlying assets and liabilities. See Note 5—Equity Method Investments to the consolidated financial statements for additional information on equity method investments.

Distributions received from equity method investees are recorded as reductions to the carrying value of the investment on the consolidated balance sheet. The Company accounts for distributions received from equity method investees under the “nature of the distribution” approach. Under this approach, distributions received from equity method investees are classified on the basis of the nature of the activity or activities of the investee that generated the distribution as either a return on investment (classified as cash provided by operating activities) or a return of investment (classified as cash provided by investing activities).

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

The Company considers all liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to the short term nature of these instruments. From time to time, the Company may be in the position of a “book overdraft” in which outstanding checks exceed cash and cash equivalents. The Company classifies book overdrafts in accounts payable and revenue distributions payable within its consolidated balance sheets, and classifies the change in accounts payable associated with book overdrafts as an operating activity within its consolidated statements of cash flows. As of December 31, 2023, the book overdrafts included within accounts payable and revenue distributions payable were $11 million and $19 million, respectively. As of December 31, 2024, the book overdrafts included within accounts payable and revenue distributions payable were $14 million and $17 million, respectively.

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

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

Unproved properties are assessed for impairment on a property-by-property basis, and any impairment in value is charged to expense. Impairment is assessed based on remaining lease terms, commodity price outlooks, future plans to develop acreage, drilling results and reservoir performance of wells in the area. Unproved properties and the related costs are transferred to proved properties when reserves are discovered on, or otherwise attributed to, the property. Proceeds from sales of partial interests in unproved properties are accounted for as a cost recovery without recognition of any gain or loss until the cost has been recovered. Impairment of unproved properties was $98 million, $51 million and $47 million for the years ended December 31, 2022, 2023 and 2024, respectively.

The Company evaluates the carrying amount of its proved natural gas, NGLs and oil properties for impairment on a geological reservoir basis whenever events or changes in circumstances indicate that a property’s carrying amount may not be recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company would estimate the fair value of its properties and record an impairment expense for any excess of the carrying amount of the properties over the estimated fair value of the properties. Factors used to estimate fair value may include estimates of proved reserves, estimated future commodity prices, future production estimates and anticipated capital expenditures, using a commensurate discount rate. The Company did not incur any impairment expenses associated with its proved properties during the years ended December 31, 2022, 2023 and 2024.

As of December 31, 2024, the Company did not have capitalized costs related to exploratory wells-in-progress that have been deferred for longer than one year pending determination of proved reserves.

Depletion of oil and gas properties is calculated on a geological reservoir basis using the units-of-production method. Depletion expense for oil and gas properties was $711 million, $739 million and $754 million for the years ended December 31, 2022, 2023 and 2024, respectively.

(g)	Impairment of Long-Lived Assets Other than Oil and Gas Properties

The Company evaluates its long-lived assets other than oil and gas properties for impairment when events or changes in circumstances indicate that the related carrying values of the assets may not be recoverable. Generally, the basis for making such assessments is undiscounted future cash flow projections for the assets being assessed. If the carrying values of the assets are deemed not recoverable, the carrying values are reduced to the estimated fair values, which are based on discounted future cash flows using assumptions as to revenues, costs and discount rates typical of third-party market participants, which is a Level 3 fair value measurement. In December 2022, the Company commenced a strategic evaluation of the sand mine at which time, such mine was idled. Accordingly, the Company performed an impairment analysis as of December 31, 2022, and recorded impairment expense of $48 million. There were no such impairments for the years ended December 31, 2023 and 2024.

(h)	Other Property and Equipment

Other property and equipment assets are depreciated using the straight-line method over their estimated useful lives, which range from two to 20 years. Depreciation expense for other property and equipment was $4 million, $8 million and $8 million for the years ended December 31, 2022, 2023 and 2024, respectively. A gain or loss is recognized upon the sale or disposal of other property and equipment.

(i)	Debt Issuance Costs

Debt issuance costs represent loan origination fees and other initial borrowing costs. Such costs are capitalized and included in Other assets on the consolidated balance sheets if related to the Company’s Credit Facility, and are included as a reduction to Long-term debt on the consolidated balance sheets if related to the issuance of the Company’s Senior Notes and 2026 Convertible Notes. These costs are amortized over the term of the related debt instrument. The Company charges expense for unamortized debt issuance costs if the credit facility is retired prior to its maturity date. As of December 31, 2023, the Company had $5 million of unamortized debt issuance costs included in other long-term assets, and $10 million of unamortized debt issuance costs included as a reduction to long-term debt. As of December 31, 2024, the Company had $9 million of unamortized debt issuance costs included in other long-term assets, and $8 million of unamortized debt issuance costs included as a reduction to long-term debt. The amortization and write-off related to deferred debt issuance costs was $4 million for the years ended December 31, 2022, 2023 and 2024.

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

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

The Company records derivative instruments on the consolidated balance sheets as either assets or liabilities measured at fair value and records changes in the fair value of derivatives in current earnings as they occur. Changes in the fair value of commodity derivatives, including gains or losses on settled derivatives, are classified as revenues on the Company’s consolidated statements of operations and comprehensive income. The Company’s derivatives have not been designated as hedges for accounting purposes.

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

Environmental expenditures that relate to an existing condition caused by past operations, and that do not contribute to current or future revenue generation, are expensed as incurred. Liabilities are accrued when environmental assessments and/or clean-up is probable and the costs can be reasonably estimated. These liabilities are adjusted as additional information becomes available or circumstances change. As of December 31, 2023 and 2024, the Company did not have a material amount accrued for any environmental liabilities, nor has the Company been cited for any environmental violations that it believes are likely to have a material adverse effect on its financial position, results of operations or cash flows.

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

Under the Company’s natural gas sales contracts, it delivers natural gas to the purchaser at an agreed upon delivery point. Natural gas is transported from the wellheads to delivery points specified under sales contracts. To deliver natural gas to these points, Antero Midstream or other third parties gather, compress, process and transport the Company’s natural gas. The Company maintains control of the natural gas during gathering, compression, processing and transportation. The Company’s sales contracts provide that it receives a specific index price adjusted for pricing differentials. The Company transfers control of the product at the delivery point and recognizes revenue based on the contract price. The costs incurred to gather, compress, process and transport natural gas are recorded as Gathering, compression, processing and transportation expense on the Company’s consolidated statements of operations and comprehensive income.

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

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

Under the Company’s oil sales contracts, Antero Resources’ generally sells oil to purchasers and collects a contractually agreed upon index price, net of pricing differentials. The Company recognizes revenue based on the contract price when it transfers control of the product to a purchaser. When applicable, the costs incurred to transport oil to a purchaser are recorded as Gathering, compression, processing and transportation expense on the Company’s consolidated statements of operations and comprehensive income.

(n)Marketing Revenues and Expenses

Marketing revenues are derived from activities to purchase and sell third-party natural gas and NGLs and to market excess firm transportation capacity to third parties. The Company retains control of the purchased natural gas and NGLs prior to delivery to the purchaser. The Company has concluded that it is the principal in these arrangements and therefore, the Company recognizes revenue on a gross basis, with costs to purchase and transport natural gas and NGLs presented as marketing expenses. Contracts to sell third-party gas and NGLs are generally subject to similar terms as contracts to sell the Company’s produced natural gas and NGLs. The Company satisfies performance obligations to the purchaser by transferring control of the product at the delivery point and recognizes revenue based on the contract price received from the purchaser. Fees generated from the sale of excess firm transportation marketed to third parties are included in Marketing revenue on the Company’s consolidated statements of operations and comprehensive income.

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

Under the terms of the Company’s volumetric production payment transaction (“VPP”), the Company is obligated to deliver certain natural gas volumes from specified wells to an overriding royalty interest owner over the term of the arrangement. The Company has accounted for the VPP as a conveyance under FASB ASC Topic 932, Extractive Industries—Oil and Gas (“ASC 932”), which requires the net proceeds to be recorded as deferred revenue due to the Company’s future performance obligations. Revenue is recognized as volumes are delivered using the units-of-production method over the term of the VPP in Amortization of deferred revenue on the Company’s consolidated statements of operations and comprehensive income.

(p)	Concentrations of Credit Risk

The Company’s revenues are derived principally from uncollateralized sales to purchasers in the oil and gas industry or the utilities industry. The concentration of credit risk in two related industries affects the Company’s overall exposure to credit risk because purchasers may be similarly affected by changes in economic and other conditions. The Company has not experienced significant credit losses on its receivables. The Company’s sales to Six One Commodities LLC accounted for 12% for the year ended December 31, 2022. No customer accounted for more than 10% of the Company’s sales for the years ended December 31, 2023 and 2024.

The Company is also exposed to credit risk on its commodity derivative portfolio. Any default by the counterparties to these derivative contracts when they become due could have a material adverse effect on the Company’s financial condition and results of operations. The Company has economic hedges in place with four different counterparties. As of December 31, 2024, the Company did not have any commodity derivative assets with bank counterparties under our Credit Facility. The estimated fair value of commodity derivative assets has been risk-adjusted using a discount rate based upon the respective published credit default swap rates (if available, or if not available, a discount rate based on the applicable Reuters bond rating) as of December 31, 2024 for the counterparty. The Company believes that the counterparty currently is an acceptable credit risk.

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

Unrecognized tax benefits represent potential future tax obligations for uncertain tax positions taken or expected to be taken on tax returns that may not ultimately be sustained. The Company recognizes interest expense related to unrecognized tax benefits in interest expense, net and fines and penalties for tax-related matters as income tax (expense) benefit.

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

(s)	Reportable Segments and Geographic Information

Management has evaluated how the Company is organized and managed and has identified the following segments: (i) the exploration, development and production of natural gas, NGLs and oil; (ii) marketing and utilization of excess firm transportation capacity; and (iii) midstream services through the Company’s equity method investment in Antero Midstream. See Note 17—Reportable Segments to the consolidated financial statements for additional information.

All of the Company’s assets are located in the United States and substantially all of its production revenues are attributable to customers located in the United States. However, some of the Company’s production revenues are attributable to customers who then transport the Company’s production to foreign countries for resale or consumption.

(t)	Net Income Per Common Share

Net income per common share—basic for each period is computed by dividing net income attributable to Antero by the basic weighted average number of common shares outstanding during the period. Net income per common share—diluted for each period is computed after giving consideration to the potential dilution from (i) outstanding equity-based awards using the treasury stock method and (ii) shares of common stock issuable upon conversion of the 2026 Convertible Notes using the if-converted method. The Company includes restricted stock unit (“RSU”) awards, performance share unit (“PSU”) awards and stock options in the calculation of diluted weighted average common shares outstanding based on the number of common shares that would be issuable if the end of the period was also the end of the performance period required for the vesting of the awards. During periods in which the Company incurs a net loss, diluted weighted average common shares outstanding is equal to basic weighted average common shares outstanding because the effects of all equity-based awards and the 2026 Convertible Notes are anti-dilutive.

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

The following is a reconciliation of the Company’s income attributable to common stockholders for basic and diluted net income per common share (in thousands):

	Year Ended December 31,
	2022	2023	2024
Net income attributable to Antero Resources Corporation—common shareholders	$1,871,636	198,404	57,226
Add: Interest expense for 2026 Convertible Notes	3,369	1,955	256
Less: Tax-effect of interest expense for 2026 Convertible Notes	(724)	(425)	(56)
Net income attributable to Antero Resources Corporation—common shareholders and assumed conversions	$1,874,281	199,934	57,426

Net income per common share—basic	$6.09	0.66	0.18
Net income per common share—diluted	$5.69	0.64	0.18

Weighted average common shares outstanding—basic	307,202	299,793	309,489
Weighted average common shares outstanding—diluted	329,223	311,597	313,414

The following is a reconciliation of the Company’s basic weighted average common shares outstanding to diluted weighted average common shares outstanding during the periods presented (in thousands):

	Year Ended December 31,
	2022	2023	2024
Basic weighted average number of common shares outstanding	307,202	299,793	309,489
Add: Dilutive effect of RSUs	3,341	1,379	1,188
Add: Dilutive effect of PSUs	2,005	989	1,528
Add: Dilutive effect of 2026 Convertible Notes	16,675	9,436	1,209
Diluted weighted average number of common shares outstanding	329,223	311,597	313,414

Weighted average number of outstanding securities excluded from calculation of diluted net income per common share (1):
RSUs	111	1,200	4
PSUs	101	199	—
Stock options	346	310	257
(1)	The potential dilutive effects of these securities were excluded from the computation of net income per common share—diluted because the inclusion of these securities would have been anti-dilutive.

(u)	Treasury Stock and Share Retirement

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

The Company recognizes compensation cost related to all equity-based awards in the financial statements based on their estimated grant date fair value. The Company’s equity-based compensation expense is included in general and administrative expenses, and recorded as a credit to additional paid-in capital. The Company is authorized to grant various types of equity-based compensation awards including stock options, stock appreciation rights, restricted stock awards, restricted share unit awards, performance share unit awards, dividend equivalent awards and other types of awards. The grant date fair values are determined based on the type of award and may utilize market prices on the date of grant, Black-Scholes option-pricing model, Monte Carlo simulations or other acceptable valuation methodologies, as appropriate for the type of equity-based award. Compensation cost is recognized ratably over the applicable vesting or service period. Forfeitures are accounted for as they occur by reversing the expense

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

previously recognized for awards that were forfeited during the period. See Note 9—Equity-Based Compensation to the consolidated financial statements for additional information

(w)	Recently Adopted or Issued Accounting Standards

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

Upon adoption of this new standard, the Company reclassified $24 million, net of deferred income taxes and equity issuance costs, from additional paid-in capital and increased long-term debt by $27 million, reduced deferred income tax liability by $6 million and reduced accumulated deficit by $3 million as of January 1, 2022. Additionally, annual interest expense for the 2026 Convertible Notes beginning January 1, 2022 was based on an effective interest rate of 4.9% as compared to 15.3% for the year ended December 31, 2021.

Income Taxes

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 is intended to improve income tax disclosures primarily through enhanced disclosure of income tax rate reconciliation items, and disaggregation of income (loss) from continuing operations, income tax (expense) benefit and income taxes paid, net disclosures by federal, state and foreign jurisdictions, among others. This ASU is effective for annual reporting periods beginning after December 15, 2024, and early adoption is permitted. ASU 2023-09 should be applied on a prospective basis, although retrospective application is permitted. The Company is evaluating the impact that ASC 2023-09 will have on the consolidated financial statements and its plans for adoption, including the adoption date and transition method.

Reportable Segments

In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 is intended to improve reportable segment disclosures primarily through enhanced disclosure of reportable segment expenses. This ASU is effective for annual reporting periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 in this Annual Report on Form 10-K for the year ended December 31, 2024, and it did not have a material impact on the Company’s consolidated financial statements.

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 is intended to improve the disclosure about certain operating expenses primarily through enhanced disclosure of cost of sales and selling, general and administrative expenses. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. ASU 2024-03 can be applied on either a prospective or a retrospective basis at the Company’s election. The Company is evaluating the impact that ASU 2024-03 will have on the consolidated financial statements and its plans for adoption, including its transition method and adoption date.

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

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

(b)	Drilling Partnerships

2021-2024 Drilling Partnership

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

Under the terms of the arrangement, QL funded development capital of 20% for wells spud in 2021 and 2024 and 15% for wells spud in 2022 and 2023, which funding amounts represent QL’s proportionate working interest in such wells. Additionally, we may receive a carry in the form of a one-time payment from QL for each annual tranche if the IRR for such tranche exceeds certain specified returns, which will be determined no earlier than October 31 and no later than December 1 following the end of each tranche year. We received a carry of $29 million for each of the 2021 and 2022 tranches during the years ended December 31, 2022 and 2023 and a carry of $32 million for the 2023 tranche during the year ended December 31, 2024. Capital costs in excess of, and cost savings below, a specified percentage of budgeted amounts for each annual tranche will be for Antero Resources’ account. Subject to the preceding sentence, for any wells included in a tranche, QL is obligated and responsible for its working interest share of costs and liabilities, and is entitled to its working interest share of revenues, associated with such wells for the life of such wells.

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

The Company has accounted for the drilling partnership as a conveyance under ASC 932 and such conveyances are recorded in the consolidated financial statements as QL obtains its proportionate working interest in each well. No gain or loss was recognized for the interests conveyed during the years ended December 31, 2022, 2023 and 2024.

2025 Drilling Partnership

On December 11, 2024, we entered into a drilling partnership with an unaffiliated third-party. Under the terms of the arrangement, the third-party will participate in and fund a share of total development capital expenses for wells spud by Antero during the 2025 calendar year. For each well spud during the 2025 calendar year, the third-party will receive a 15% working interest in such wells and will fund greater than 15% of total development capital expenses for such wells. Subject to the preceding sentence, for any wells spud in the calendar year 2025, the third-party is obligated and responsible for its working interest share of costs and liabilities, and is entitled to its working interest share of revenues, associated with such wells for the life of such wells. Additionally, for each well in the partnership, we will enter into an assignment, bill of sale and conveyance pursuant to which the third-party will be conveyed a proportionate working interest percentage in such well, which conveyances will not be subject to any reversion.

(4) Revenue

(a)	Disaggregation of Revenue

The table set forth below presents revenue disaggregated by type and reportable segment to which it relates (in thousands). See Note 17—Reportable Segments to the consolidated financial statements for additional information on reportable segments.

	Year Ended December 31,
	2022	2023	2024	Reportable Segment
Revenues from contracts with customers:
Natural gas sales	$5,520,419	2,192,349	1,818,297	Exploration and production
Natural gas liquids sales (ethane)	384,079	250,116	275,120	Exploration and production
Natural gas liquids sales (C3+ NGLs)	2,114,578	1,586,834	1,791,855	Exploration and production
Oil sales	275,673	247,146	230,027	Exploration and production
Marketing	416,758	206,122	179,069	Marketing
Other revenue	—	633	1,098	Exploration and production
Total revenue from contracts with customers	8,711,507	4,483,200	4,295,466
Income (loss) from derivatives, deferred revenue and other sources, net	(1,573,071)	198,772	30,130
Total revenue	$7,138,436	4,681,972	4,325,596

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

Under the Company’s sales contracts, the Company invoices customers after its performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company’s contracts do not give rise to contract assets or liabilities. As of December 31, 2023 and 2024, the Company’s receivables from contracts with customers were $401 million and $454 million, respectively.

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(5) Equity Method Investment

(a)	Summary of Equity Method Investment

As of December 31, 2023 and 2024, Antero owned 29% of Antero Midstream’s common stock, which is reflected in Antero’s consolidated financial statements using the equity method of accounting.

The following table sets forth a reconciliation of Antero’s investment in unconsolidated affiliate (in thousands):

Balance as of December 31, 2022 (1)	$220,429
Equity in earnings of unconsolidated affiliate	82,952
Dividends from unconsolidated affiliate	(125,138)
Elimination of intercompany profit	44,012
Balance as of December 31, 2023 (1)	222,255
Additional investments (2)	1,936
Equity in earnings of unconsolidated affiliate	93,787
Dividends from unconsolidated affiliate	(125,197)
Elimination of intercompany profit	38,267
Balance as of December 31, 2024 (1)	$231,048
(1)	The fair value of the Company’s investment in Antero Midstream as of December 31, 2023 and 2024 was $1.7 billion and $2.1 billion, respectively, based on the quoted market share price of Antero Midstream.
(2)	During the year ended December 31, 2024, the Company received 0.1 million additional shares of Antero Midstream common stock as part of a judgment in a legal proceeding with an unaffiliated third-party.

(b)	Summarized Financial Information of Antero Midstream

The tables set forth below present summarized financial information of Antero Midstream (in thousands):

Balance Sheet

	December 31,
	2023	2024
Current assets	$91,128	118,064
Noncurrent assets	5,646,490	5,643,684
Total assets	$5,737,618	5,761,748

Current liabilities	$96,417	100,612
Noncurrent liabilities	3,489,470	3,545,965
Stockholders' equity	2,151,731	2,115,171
Total liabilities and stockholders' equity	$5,737,618	5,761,748

Statement of Operations

	Year Ended December 31,
	2022	2023	2024
Revenues	$919,985	1,041,771	1,106,193
Operating expenses	380,519	429,909	447,027
Income from operations	539,466	611,862	659,166
Net income	$326,242	371,786	400,892

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(6) Accrued Liabilities

Accrued liabilities consisted of the following items (in thousands):

	December 31,
	2023	2024
Capital expenditures	$38,848	42,474
Gathering, compression, processing and transportation expenses	160,758	167,915
Marketing expenses	36,428	16,891
Interest expense, net	33,066	29,014
Production and ad valorem taxes	51,516	78,980
General and administrative expense	35,641	37,516
Derivative settlements payable	1,037	1,597
Other	24,046	28,204
Total accrued liabilities	$381,340	402,591

(7) Long-Term Debt

Long-term debt consisted of the following items (in thousands):

	December 31,
	2023	2024
Credit Facility (a)	$417,200	393,200
8.375% senior notes due 2026 (c)	96,870	96,870
7.625% senior notes due 2029 (d)	407,115	407,115
5.375% senior notes due 2030 (e)	600,000	600,000
4.25% convertible senior notes due 2026 (f)	26,386	—
Total principal	1,547,571	1,497,185
Unamortized debt issuance costs	(9,975)	(7,955)
Long-term debt	$1,537,596	1,489,230

(a)	Credit Facility

Antero Resources has a senior revolving credit facility with a syndicate of bank lenders. References to the (i) “Secured Credit Facility” (defined below) refer to the credit facility in effect for periods prior to July 30, 2024, (ii) “Unsecured Credit Facility” (defined below) refer to the credit facility in effect on or after July 30, 2024 and (iii) “Credit Facility” refer to the Secured Credit Facility and Unsecured Credit Facility, collectively.

Senior Unsecured Revolving Credit Facility

On July 30, 2024, Antero Resources entered into an amendment and restatement of its senior revolving credit facility with a syndicate of bank lenders (“Unsecured Credit Facility”). Borrowings are unsecured and are not guaranteed by any of Antero Resources’ subsidiaries. As of December 31, 2024, the Unsecured Credit Facility had lender commitments of $1.65 billion and available borrowing capacity of $1.2 billion. The Unsecured Credit Facility matures on July 30, 2029 (the “Maturity Date”), provided that Antero Resources may request two one-year extensions of the Maturity Date, subject to satisfaction of certain conditions and consent of the extending lenders. Commitments under the Unsecured Credit Facility may be increased by up to $500 million subject to the agreement of Antero Resources, the increasing lenders, and with respect to the addition of new lenders, the consent of the Administrative Agent under the Unsecured Credit Facility and the lenders with commitments to issue letters of credit under the Unsecured Credit Facility.

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

The Unsecured Credit Facility contains one financial covenant requiring Antero Resources to maintain a ratio on a consolidated basis of total indebtedness to capitalization of 65% or less at the end of each fiscal quarter and other affirmative and negative covenants applicable to Antero Resources and its subsidiaries that are customary for credit facilities of this type, including, among other things, limitations on: fundamental changes such as mergers, consolidations, liquidations and dissolutions; liens; certain indebtedness; restricted payments such as dividends, distributions and equity repurchases; and material non-arms’-length transactions with its affiliates.

Antero Resources was in compliance with the financial covenant under the Unsecured Credit Facility as of December 31, 2024.

The Unsecured Credit Facility provides for borrowing at SOFR or an Alternate Base Rate, in each case, plus an Applicable Rate (each as defined in the Unsecured Credit Facility). There is a 0.10% credit adjustment spread on SOFR and a 0.00% floor. The Unsecured Credit Facility does not amortize. Interest under the Unsecured Credit Facility is payable at a variable rate based on SOFR or the Alternate Base Rate, determined by election at the time of borrowing and at the end of each applicable interest period in respect of a borrowing, plus an Applicable Rate. The Applicable Rate is determined with reference to Antero Resources’ then-current senior unsecured long-term debt rating ranging from 1.125% to 2.00% for SOFR loans. Commitment fees on the unused portion of the Unsecured Credit Facility are due quarterly at rates ranging from 0.125% to 0.300%, determined with reference to Antero Resources’ then-current senior unsecured long-term debt ratings.

The proceeds of the loans made under the Unsecured Credit Facility may be used (i) to pay fees and expenses incurred in connection with the transactions related thereto and the refinancing of the Secured Credit Facility (defined below), (ii) to finance working capital needs and (iii) for other general corporate purposes, in each case of Antero Resources and its subsidiaries.

As of December 31, 2024, Antero Resources had an outstanding balance under the Unsecured Credit Facility of $393 million, with a weighted average interest rate of 5.9%, and outstanding letters of credit of $13 million.

Senior Secured Revolving Credit Facility

On October 26, 2021, Antero Resources entered into an amended and restated senior secured revolving credit facility with a syndicate of bank lenders (“Secured Credit Facility”). Borrowings were secured by substantially all of the assets of Antero Resources and certain of its subsidiaries, were subject to borrowing base limitations based on the collateral value of Antero Resources’ assets and were subject to regular semi-annual redeterminations. As of December 31, 2023, the Secured Credit Facility had a borrowing base of $3.5 billion with lender commitments of $1.6 billion. The borrowing base was re-affirmed in the semi-annual redetermination in April 2024. The Secured Credit Facility was refinanced in full and terminated upon the closing of the Unsecured Credit Facility on July 30, 2024.

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

The Secured Credit Facility provided for borrowing at either an Adjusted Term SOFR, an Adjusted Daily Simple SOFR or an Alternate Base Rate, in each case, plus an Applicable Margin (each as defined in the Secured Credit Facility). The Secured Credit Facility provided for interest only payments until maturity at which time all outstanding borrowings would be due. Interest was payable at a variable rate based on SOFR or the Alternate Base Rate, determined by election at the time of borrowing, plus an Applicable Margin under the Secured Credit Facility. The Applicable Margin was determined with reference to Antero Resources’ then-current leverage ratio subject to certain exceptions, which for SOFR loans ranged from 1.75% to 2.75% during a non-investment grade period (based on utilization of the Secured Credit Facility) and 1.25% and 1.875% during an investment grade period (based on a ratings grid). Commitment fees on the unused portion of the Secured Credit Facility were due quarterly at rates ranging from 0.375% to 0.500% with respect to the Secured Credit Facility, determined with reference to borrowing base utilization, subject to certain exceptions based on the leverage ratio then in effect. The Secured Credit Facility included fall away covenants, lower interest rates and reduced collateral requirements that Antero Resources could elect if Antero Resources was assigned an Investment Grade Rating (as defined in the Secured Credit Facility).

As of December 31, 2023, Antero Resources had an outstanding balance under the Secured Credit Facility of $417 million, with a weighted average interest rate of 7.71%, and outstanding letters of credit of $501 million.

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

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

On January 4, 2021, Antero Resources issued $500 million of 8.375% senior notes due July 15, 2026 (the “2026 Notes”) at par. The Company redeemed $175 million principal amount of the 2026 Notes on July 1, 2021 and redeemed or otherwise repurchased $228 million principal amount of the 2026 Notes during the year ended December 31, 2022, and as of December 31, 2024, $97 million principal amount of the 2026 Notes remained outstanding. See “—Debt Repurchase Program” below for more information. The 2026 Notes are unsecured and rank pari passu to Antero Resources’ Unsecured Credit Facility and other outstanding senior notes. As of July 30, 2024, the 2026 Notes are not guaranteed by any of Antero Resources’ subsidiaries. Interest on the 2026 Notes is payable on January 15 and July 15 of each year. Antero Resources may redeem all or part of the 2026 Notes at any time at redemption prices ranging from 104.188% as of December 31, 2024 to 100.00% on or after January 15, 2026. If Antero Resources undergoes a change of control followed by a rating decline, the holders of the 2026 Notes will have the right to require Antero Resources to repurchase all or a portion of the notes at a price equal to 101% of the principal amount of the 2026 Notes, plus accrued and unpaid interest.

(d)	7.625% Senior Notes Due 2029

On January 26, 2021, Antero Resources issued $700 million of 7.625% senior notes due February 1, 2029 (the “2029 Notes”) at par. The Company redeemed or otherwise repurchased $116 million principal amount of the 2029 Notes during the year ended December 31, 2021 and repurchased $177 million of the 2029 Notes during the year ended December 31, 2022, and as of December 31, 2024, $407 million principal amount of the 2029 Notes remained outstanding. See “—Debt Repurchase Program” below for more information. The 2029 Notes are unsecured and rank pari passu to Antero Resources’ Unsecured Credit Facility and other outstanding senior notes. As of July 30, 2024, the 2029 Notes are not guaranteed by any of Antero Resources’ subsidiaries. Interest on the 2029 Notes is payable on February 1 and August 1 of each year. Antero Resources may redeem all or part of the 2029 Notes at any time at redemption prices ranging from 103.813% as of December 31, 2024 to 100.00% on or after February 1, 2027. If Antero Resources undergoes a change of control followed by a rating decline, the holders of the 2029 Notes will have the right to require Antero Resources to repurchase all or a portion of the notes at a price equal to 101% of the principal amount of the 2029 Notes, plus accrued and unpaid interest.

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

On August 21, 2020, Antero Resources issued $250 million in aggregate principal amount of 4.25% convertible senior notes due September 1, 2026 (the “2026 Convertible Notes”). On September 2, 2020, Antero Resources issued an additional $37.5 million of the 2026 Convertible Notes. Proceeds from the issuance of the 2026 Convertible Notes totaled $278.5 million, net of initial purchasers’ fees and issuance cost of $9 million. Transaction costs related to the 2026 Convertible Notes were recorded within debt issuance costs on the consolidated balance sheet and were amortized over the term of the 2026 Convertible Notes using the effective interest method.

The Company extinguished $206 million principal amount of the 2026 Convertible Notes in 2021. In addition, during 2022 through 2024, $81 million aggregate principal amount of the 2026 Convertible Notes were converted pursuant to their terms or induced into conversion by the Company, and as of December 31, 2024, no 2026 Convertible Notes remained outstanding. See “—Conversions and Inducements,” for more information.

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

(g)	Debt Repurchase Program

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

There were no debt redemptions or repurchases during the years ended December 31, 2023 and 2024.

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(8) Asset Retirement Obligations

The following table presents a reconciliation of the Company’s asset retirement obligations (in thousands):

	Year Ended December 31,
	2023	2024
Beginning balance	$59,485	59,214
Obligations incurred	1,106	991
Accretion expense	3,244	3,759
Settlement of obligations	(718)	(3,571)
Obligations on sold properties	—	(1,587)
Revisions to prior estimates	(3,903)	3,195
Ending balance	$59,214	62,001

Revisions to prior estimates during the years ended December 31, 2023 and 2024 were primarily due to increases or decreases, respectively, in estimated well lives. Asset retirement obligations are included in other liabilities on the Company’s consolidated balance sheets.

(9) Equity-Based Compensation

On June 17, 2020, Antero Resources’ stockholders approved the Antero Resources Corporation 2020 Long Term Incentive Plan (the “AR LTIP”), which replaced the Antero Resources Corporation Long Term Incentive Plan (the “2013 Plan”) and became effective as of such date. On June 5, 2024, the Company’s stockholders approved the Amended AR LTIP. This amendment increased the number of shares of the Company’s common stock reserved for awards from 10,050,000 shares to 14,916,100 shares, and extended the term of the plan from June 17, 2030 to June 5, 2034. The Amended AR LTIP provides for grants of stock options (including incentive stock options), stock appreciation rights, restricted stock awards, RSU awards, vested stock awards, dividend equivalent awards and other stock-based and cash awards. The terms and conditions of the awards granted are established by the Compensation Committee of Antero Resources’ Board of Directors (the “Board”). Employees, officers, non-employee directors and other service providers of the Company and its affiliates are eligible to receive awards under the Amended AR LTIP.

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

A total of 10,957,316 shares were available for future grant under the Amended AR LTIP as of December 31, 2024.

Antero Midstream Partners’ general partner was authorized to grant up to 10,000,000 common units representing limited partner interests in Antero Midstream Partners under the Antero Midstream Partners LP Long-Term Incentive Plan (the “AMP Plan”) to non-employee directors of its general partner and certain officers, employees, and consultants of Antero Midstream Partners and its affiliates (which includes Antero Resources). Antero Resources deconsolidated Antero Midstream Partners on March 12, 2019, and on such date, each outstanding phantom unit award under the AMP Plan, was assumed by Antero Midstream and converted into 1.8926 RSUs (all such RSUs, the “Converted AM RSU Awards”) under the Antero Midstream Corporation Long Term Incentive Plan (the “AM Plan”). Each RSU award under the AM Plan represented a right to receive one share of Antero Midstream common stock. As of December 31, 2024, all Converted AM RSU Awards were fully vested.

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

The Company’s equity-based compensation expense, by type of award, is as follows (in thousands):

	Year Ended December 31,
	2022	2023	2024
RSU awards	$18,915	32,744	42,780
PSU awards	14,920	25,322	22,177
Converted AM RSU Awards (1)	209	1	—
Equity awards issued to directors	1,399	1,452	1,505
Total expense	$35,443	59,519	66,462
(1)	Antero Resources recognized compensation expense for equity awards granted under both the 2013 Plan and the AMP Plan because the awards under the AMP Plan are accounted for as if they are distributed by Antero Midstream Partners to Antero Resources. Antero Resources allocates a portion of equity-based compensation expense related to grants prior to March 13, 2019 (date of deconsolidation) to Antero Midstream Partners based on its proportionate share of Antero Resources’ labor costs. As of December 31, 2023, all Converted AM RSU Awards were fully vested, and there is no remaining unamortized expense attributable to these awards.

The total fair value of the Company’s vested equity awards for the years ended December 31, 2022, 2023 and 2024 were $158 million, $75 million and $74 million, respectively.

(a)	Restricted Stock Unit Awards

RSU awards vest subject to the satisfaction of service requirements. Expense related to each RSU award is recognized on a straight-line basis over the requisite service period of the entire award. The grant date fair values of these awards are determined based on the closing price of Antero Resources’ common stock on the date of the grant. The weighted average grant date fair value per share for RSUs granted during the years ended December 31, 2022, 2023 and 2024 were $35.64, $25.90 and $26.52, respectively.

A summary of RSU award activity is as follows:

		Weighted
		Average
	Number	Grant Date
	of Units	Fair Value
Total awarded and unvested—December 31, 2023	3,521,050	$22.40
Granted	1,407,818	26.52
Vested	(1,804,458)	19.29
Forfeited	(89,048)	26.00
Total awarded and unvested—December 31, 2024	3,035,362	$26.05

As of December 31, 2024, there was $49 million of unamortized equity-based compensation expense related to unvested RSUs. That expense is expected to be recognized over a weighted average period of 1.6 years.

(b)	Performance Share Unit Awards

Performance Share Unit Awards Based on Total Shareholder Return

In 2019, the Company granted PSUs to certain of its employees and executive officers that vested based on Antero Resources’ absolute TSR, with target payout achieved if the price per share of Antero Resources’ common stock reaches 125% of the beginning price (as defined in the award agreement) at the end of a three-year performance period (“2019 Absolute TSR PSUs”). The number of shares of common stock which could ultimately be earned ranged from zero to 200% of the PSUs granted. Expense related to these PSUs was recognized on a straight-line basis over three years. During the year ended December 31, 2022, the market-based performance condition for the 2019 Absolute TSR PSUs was met at 200% of target and were converted into approximately 2 million shares of common stock.

In 2020, the Company granted PSU awards to certain of its executive officers that vested based on Antero Resources’ absolute TSR determined as of the last day of each of three one-year performance periods ending on April 15, 2021, April 15, 2022 and April 15, 2023, and one cumulative three-year performance period ending on April 15, 2023, in each case, subject to the executive

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

officer’s continued employment through April 15, 2023 (“2020 Absolute TSR PSUs”). The number of shares of common stock that could ultimately be earned following the end of the cumulative three-year performance period ranged from zero to 150% of the target number of PSUs granted. Expense related to these PSUs was recognized on a graded-vested basis over approximately three years. The performance conditions for each of the performance periods ended April 15, 2021, 2022 and 2023 were met. During the year ended December 31, 2023, the 2020 Absolute TSR PSUs vested at 112% of target for all four performance periods and were converted into approximately 0.2 million shares of common stock.

Additionally, in 2020, the Company granted PSUs to certain of its executive officers that vested based on Antero Resources’ TSR relative to the TSR of certain peer companies determined as of the last day of each of three one-year performance periods ending on April 15, 2021, April 15, 2022, and April 15, 2023, and one cumulative three-year performance period ending on April 15, 2023, in each case, subject to the executive officer’s continued employment through April 15, 2023 (“2020 Relative TSR PSUs”). The number of shares of common stock that could ultimately be earned following the end of the cumulative three-year performance period ranged from zero to 150% of the target number of PSUs granted. Expense related to these PSUs was recognized on a graded-vested basis over approximately three years. The performance condition for each of the performance periods ended April 15, 2021, 2022 and 2023 were met. During the year ended December 31, 2023, the 2020 Relative TSR PSUs vested at 126% of target for all four performance periods and were converted into approximately 0.2 million shares of common stock.

In 2021, the Company granted PSU awards to certain of its executive officers that vest based on Antero Resources’ absolute TSR determined as of the last day of each of three one-year performance periods ending on April 15, 2022, April 15, 2023, and April 15, 2024, and one cumulative three-year performance period ending on April 15, 2024, in each case, subject to the executive officer’s continued employment through April 15, 2024 (“2021 Absolute TSR PSUs”). The number of shares of common stock that may ultimately be earned following the end of the cumulative three-year performance period with respect to the 2021 Absolute TSR PSUs ranges from zero to 200% of the target number of 2021 Absolute TSR PSUs originally granted. Expense related to these PSUs is recognized on a graded-vested basis over the term of each performance period. The performance condition for the performance period ended April 15, 2023 was not met, and as a result, no vesting for this award tranche was achieved. The performance conditions for each of the performance periods ended April 15, 2022 and 2024 were met at 200% of target, and during the year ended December 31, 2024, the 2021 Absolute TSR PSUs vested and converted into approximately 0.3 million shares of common stock.

In 2022, the Company granted PSU awards to certain of its senior management and executive officers that vest based on Antero Resources’ absolute TSR determined as of the last day of each of three one-year performance periods ending on April 15, 2023, April 15, 2024 and April 15, 2025, and one cumulative three-year performance period ending on April 15, 2025, in each case, subject to certain continued employment criteria (“2022 Absolute TSR PSUs”). The number of shares of common stock that may ultimately be earned following the end of the cumulative three-year performance period with respect to the 2022 Absolute TSR PSUs ranges from zero to 200% of the target number of 2022 Absolute TSR PSUs originally granted. Expense related to these PSUs is recognized on a graded-vested basis over the term of each performance period. The performance condition for the performance period ended April 15, 2023 was not met, and as a result, no vesting for this award tranche was achieved. The performance condition for the performance period ended April 15, 2024 was met, and 200% of target for this award tranche was achieved.

Additionally, in 2022, the Company granted PSU awards to certain of its senior management and executive officers that vest based on Antero Resources’ absolute TSR determined as of the last day of each of three one-year performance periods ending on December 31, 2023, December 31, 2024 and December 31, 2025, and one cumulative three-year performance period ending on December 31, 2025, in each case, subject to certain continued employment criteria (“Special 2022 Absolute TSR PSUs”). The number of shares of common stock that may ultimately be earned following the end of the cumulative three-year performance period with respect to the Special 2022 Absolute TSR PSUs ranges from zero to 200% of the target number of Special 2022 Absolute TSR PSUs originally granted. Expense related to these PSUs is recognized on a graded-vested basis over the term of each performance period. The performance condition for the performance period ended December 31, 2023 was not met, and as a result, no vesting for this award tranche was achieved. The performance condition for the performance period ended December 31, 2024 was met, and 200% of target for this award tranche was achieved.

In 2023, the Company granted PSU awards to certain of its senior management and executive officers that vest based on Antero Resources’ absolute TSR determined as of the last day of each of three one-year performance periods ending on March 7, 2024, March 7, 2025 and March 7, 2026, and one cumulative three-year performance period ending on March 7, 2026, in each case, subject to certain continued employment criteria (“2023 Absolute TSR PSUs”). The number of shares of common stock that may ultimately be earned following the end of the cumulative three-year performance period with respect to the 2023 Absolute TSR PSUs ranges from zero to 200% of the target number of 2023 Absolute TSR PSUs originally granted. Expense related to these PSUs is recognized on a graded-vested basis over the term of each performance period. The performance condition for the performance period

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

ended March 7, 2024 was not met, and as a result, no vesting for this award tranche was achieved.

In 2024, the Company granted PSU awards to certain of its senior management and executive officers that vest based on Antero Resources’ absolute TSR determined as of the last day of each of three one-year performance periods ending on March 7, 2025, March 7, 2026 and March 7, 2027, and one cumulative three-year performance period ending on March 7, 2027, in each case, subject to certain continued employment criteria (“2024 Absolute TSR PSUs”). The number of shares of common stock that may ultimately be earned following the end of the cumulative three-year performance period with respect to the 2024 Absolute TSR PSUs ranges from zero to 200% of the target number of 2024 Absolute TSR PSUs originally granted. Expense related to these PSUs is recognized on a graded-vested basis over the term of each performance period.

Performance Share Unit Awards Based on Leverage Ratio

In 2021, the Company granted PSUs to certain of its executive officers that vested based on the Company’s total debt less cash and cash equivalents divided by the Company’s Adjusted EBITDAX (as defined in the award agreement) determined as of the last day of each of three one-year performance periods ending on December 31, 2021, December 31, 2022, and December 31, 2023, in each case, subject to the executive officer’s continued employment through December 31, 2023 (“2021 Leverage Ratio PSUs”). The number of shares of common stock that could ultimately be earned following the end of the third performance period with respect to the 2021 Leverage Ratio PSUs ranged from zero to 200% of the target number of 2021 Leverage Ratio PSUs originally granted. Expense related to the 2021 Leverage Ratio PSUs was recognized on a graded-vested basis over the term of each performance period that reflects the number of shares of common stock that are expected to be issued at the end of each measurement period, and such expense is reversed if the likelihood of achieving the performance condition becomes improbable. The performance conditions for each of the performance periods ended December 31, 2021, 2022 and 2023 were met at 200% of target. During the year ended December 31, 2024, the 2021 Leverage Ratio PSUs vested and converted into approximately 0.4 million shares of common stock.

In 2022, the Company granted PSUs to certain of its senior management and executive officers that vest based on the Company’s total debt less cash and cash equivalents divided by the Company’s Adjusted EBITDAX (as defined in the award agreement) determined as of the last day of each of three one-year performance periods ending on December 31, 2022, December 31, 2023 and December 31, 2024, in each case, subject to certain continued employment criteria (“2022 Leverage Ratio PSUs”). The number of shares of common stock that may ultimately be earned following the end of the third performance period with respect to the 2022 Leverage Ratio PSUs ranges from zero to 200% of the target number of 2022 Leverage Ratio PSUs originally granted. Expense related to the 2022 Leverage Ratio PSUs is recognized on a graded-vested basis over the term of each performance period that reflects the number of shares of common stock that are expected to be issued at the end of each measurement period, and such expense is reversed if the likelihood of achieving the performance condition becomes improbable. The performance conditions for each of the performance periods ended December 31, 2022, 2023 and 2024 were met. During the first quarter of 2025, the 2022 Leverage Ratio PSUs will vest at 194% of target and convert into approximately 0.3 million shares of common stock.

Additionally, in 2022, the Company granted PSUs to certain of its senior management and executive officers that vest based on the Company’s total debt less cash and cash equivalents divided by the Company’s Adjusted EBITDAX (as defined in the award agreement) determined as of the last day of each of three one-year performance periods ending on December 31, 2023, December 31, 2024 and December 31, 2025, in each case, subject to certain continued employment criteria (“Special 2022 Leverage Ratio PSUs”). The number of shares of common stock that may ultimately be earned following the end of the third performance period with respect to the Special 2022 Leverage Ratio PSUs ranges from zero to 200% of the target number of Special 2022 Leverage Ratio PSUs originally granted. Expense related to the Special 2022 Leverage Ratio PSUs is recognized on a graded-vested basis over the term of each performance period that reflects the number of shares of common stock that are expected to be issued at the end of each measurement period, and such expense is reversed if the likelihood of achieving the performance condition becomes improbable. The performance conditions for each of the performance periods ended December 31, 2023 and 2024 were met at 200% and 181%, respectively, of target was achieved.

In 2023, the Company granted PSUs to certain of its senior management and executive officers that vest based on the Company’s total debt less cash and cash equivalents divided by the Company’s Adjusted EBITDAX (as defined in the award agreement) determined as of the last day of each of three one-year performance periods ending on December 31, 2023, December 31, 2024 and December 31, 2025, in each case, subject to certain continued employment criteria (“2023 Leverage Ratio PSUs”). The number of shares of common stock that may ultimately be earned following the end of the third performance period with respect to the 2023 Leverage Ratio PSUs ranges from zero to 200% of the target number of 2023 Leverage Ratio PSUs originally granted. Expense related to the 2023 Leverage Ratio PSUs is recognized on a graded-vested basis over the term of each performance period that reflects the number of shares of common stock that are expected to be issued at the end of each measurement period, and such expense is

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

reversed if the likelihood of achieving the performance condition becomes improbable. The performance conditions for each of the performance periods ended December 31, 2023 and 2024 were met at 200% and 181%, respectively, of target was achieved.

In 2024, the Company granted PSUs to certain of its senior management and executive officers that vest based on the Company’s total debt less cash and cash equivalents divided by the Company’s Adjusted EBITDAX (as defined in the award agreement) determined as of the last day of each of three one-year performance periods ending on December 31, 2024 December 31, 2025 and December 31, 2026, in each case, subject to certain continued employment criteria (“2024 Leverage Ratio PSUs”). The number of shares of common stock that may ultimately be earned following the end of the third performance period with respect to the 2024 Leverage Ratio PSUs ranges from zero to 200% of the target number of 2024 Leverage Ratio PSUs originally granted. Expense related to the 2024 Leverage Ratio PSUs is recognized on a graded-vested basis over the term of each performance period that reflects the number of shares of common stock that are expected to be issued at the end of each measurement period, and such expense is reversed if the likelihood of achieving the performance condition becomes improbable. The performance condition for the performance period ended December 31, 2024 was met at 181% of target.

Summary Information for Performance Share Unit Awards

A summary of PSU activity is as follows:

		Weighted
		Average
	Number	Grant Date
	of Units	Fair Value
Total awarded and unvested—December 31, 2023	1,412,191	$29.54
Granted	354,016	29.39
Vested (1)	(414,912)	10.76
Total awarded and unvested—December 31, 2024	1,351,295	$35.27
(1)	During the year ended December 31, 2024, the 2021 Absolute TSR PSUs and 2021 Leverage Ratio PSUs met the performance criteria to achieve vesting at 150% and 200% of target, respectively, and converted into approximately 0.7 million shares of the Company’s common stock.

The grant-date fair values of market-based PSUs were determined using Monte Carlo simulations, which use a probabilistic approach for estimating the fair values of the awards. Expected volatilities were derived from the volatility of the historical stock prices of a peer group of similar publicly-traded companies. The risk-free interest rate was determined using the yield available for zero-coupon U.S. government issues with remaining terms corresponding to the service periods of the PSUs. A dividend yield of zero was assumed. The grant-date fair value for the leverage ratio-based PSUs was based on the closing price of Antero Resources’ common stock on the date of the grant, assuming target achievement of the performance condition. The weighted average grant date fair value per share for PSUs granted during the years ended December 31, 2022, 2023 and 2024 were $37.96, $28.51 and $29.39, respectively.

The following table presents information regarding the weighted average fair values for market-based PSUs, and the assumptions used to determine the fair values:

	Year Ended December 31,
	2022	2023	2024
Dividend yield	—%	—%	—%
Volatility	87 - 88%	82%	55%
Risk-free interest rate	2.65 - 4.49%	4.61%	4.23%
Weighted average fair value of awards granted	$49.32	33.96	32.29

As of December 31, 2024, there was $12 million of unamortized equity-based compensation expense related to unvested PSUs. That expense is expected to be recognized over a weighted average period of 1.3 years.

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(c)	Stock Options

Stock options granted under the 2013 Plan have a maximum contractual life of 10 years. Expense related to stock options is recognized on a straight-line basis over the requisite service period of the entire award. Stock options were granted with an exercise price equal to or greater than the market price of Antero Resources’ common stock on the dates of grant.

A summary of stock option activity is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value
	of Options	Price	Life	(in thousands) (1)
Outstanding—December 31, 2023	258,696	$50.04	1.3	$—
Expired	(6,245)	51.79	—	—
Outstanding—December 31, 2024	252,451	$50.00	0.3	—
Vested—December 31, 2024	252,451	$50.00	0.3	$—
Exercisable—December 31, 2024	252,451	$50.00	0.3	$—
(1)	Intrinsic values are based on the exercise price of the options and the closing price of Antero Resources’ common stock on the referenced dates.

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

(10) Fair Value

The carrying values of accounts receivable and accounts payable as of December 31, 2023 and 2024 approximated market values because of their short-term nature. The carrying values of the amounts outstanding under the Credit Facility as of December 31, 2023 and 2024 approximated fair value because the variable interest rates are reflective of current market conditions.

The following table sets forth the fair value and carrying value of the Senior Notes and 2026 Convertible Notes (in thousands):

	December 31, 2023		December 31, 2024
	Fair	Carrying	Fair	Carrying
	Value (1)	Value (2)	Value (1)	Value (2)
2026 Notes	$99,534	96,351	98,924	96,599
2029 Notes	417,781	403,441	417,211	404,055
2030 Notes	573,720	594,622	579,660	595,376
2026 Convertible Notes	138,337	25,982	—	—
Total	$1,229,372	1,120,396	1,095,795	1,096,030
(1)	Fair values are based on Level 2 market data inputs.
(2)	Carrying values are presented net of unamortized debt issuance costs.

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

The Company was party to various commodity derivative contracts that settled during the years ended December 31, 2022, 2023 and 2024. The Company enters derivative contracts when management believes that favorable future sales prices for the Company’s production can be secured. Under the Company’s swap agreements, when actual commodity prices upon settlement exceed the fixed price provided by the swap contracts, the Company pays the difference to the counterparty. When actual commodity prices upon settlement are less than the contractually provided fixed price, the Company receives the difference from the counterparty. Under the Company’s collar agreements, when actual commodity prices upon settlement are below the floor price provided by the contract, the Company receives the difference from the counterparty. When actual commodity prices upon settlement are above the ceiling price, the Company pays the difference to the counterparty.

The Company’s derivative contracts have not been designated as hedges for accounting purposes; therefore, all gains and losses are recognized in the Company’s statements of operations and comprehensive income.

As of December 31, 2024, the Company’s fixed price swap positions excluding Martica, the Company’s consolidated VIE, were as follows:

				Weighted
				Average
Commodity / Settlement Period	Index	Contracted Volume		Price
Natural Gas
January-December 2025	Henry Hub	100,000	MMBtu/day	$3.12	/MMBtu

As of December 31, 2024, the Company’s collar contract positions excluding Martica, the Company’s consolidated VIE, were as follows:

Commodity / Settlement Period	Index	Contracted Volume		Ceiling Price		Floor Price
Natural Gas
January-December 2026	Henry Hub	30,000	MMBtu/day	$4.27	/MMBtu	$3.25	/MMBtu

The Company has a call option and an embedded put option tied to NYMEX pricing for the production volumes associated with the Company’s retained interest in the VPP properties. The put option was embedded within another contract, and since the embedded put option was not clearly and closely related to its host contract, the Company bifurcated this derivative instrument and reflects it at fair value in the consolidated financial statements. As of December 31, 2024, the Company’s call option and embedded put option arrangements were as follows:

						Embedded
				Call Option		Put Option
Commodity / Settlement Period	Index	Contracted Volume		Strike Price		Strike Price
Natural Gas
January-December 2025	Henry Hub	44,000	MMBtu/day	$2.564	/MMBtu	$2.564	/MMBtu
January-December 2026	Henry Hub	32,000	MMBtu/day	2.629	/MMBtu	2.629	/MMBtu

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

In addition, the Company had a swaption agreement, which entitled the counterparty the right, but not the obligation, to enter into a fixed price swap agreement on December 21, 2023 to purchase 427,500 MMBtu/d at a price of $2.77 per MMBtu for the year ending December 31, 2024. During the year ended December 31, 2023, the Company executed an early settlement of this swaption agreement and made a cash payment of $202 million.

As of December 31, 2024, the Company’s fixed price swap positions for Martica, the Company’s consolidated VIE, were as follows:

				Weighted
				Average
Commodity / Settlement Period	Index	Contracted Volume		Price
Natural Gas
January-March 2025	Henry Hub	18,021	MMBtu/day	$2.53	/MMBtu
Oil
January-March 2025	West Texas Intermediate	39	Bbl/day	45.06	/Bbl

(b)	Summary

The table below presents a summary of the fair values of the Company’s derivative instruments and where such values are recorded in the consolidated balance sheets (in thousands):

		December 31,
	Balance Sheet Location	2023	2024
Asset derivatives not designated as hedges for accounting purposes:
Embedded derivatives—current	Derivative instruments	$5,175	1,050
Embedded derivatives—noncurrent	Derivative instruments	5,570	1,296
Total asset derivatives (1)		10,745	2,346

Liability derivatives not designated as hedges for accounting purposes:
Commodity derivatives—current (2)	Derivative instruments	15,236	31,792
Commodity derivatives—noncurrent (2)	Derivative instruments	32,764	17,233
Total liability derivatives (1)		48,000	49,025

Net derivatives liability (1)		$(37,255)	(46,679)
(1)	The fair value of derivative instruments was determined using Level 2 inputs.
(2)	As of December 31, 2023, $5 million of commodity derivative liabilities, including $3 million of current commodity derivatives and $2 million of noncurrent commodity derivatives, are attributable to the Company’s consolidated VIE, Martica. As of December 31, 2024, $2 million of current commodity derivative liabilities are attributable to the Company’s consolidated VIE, Martica.

The following table sets forth the gross values of recognized derivative assets and liabilities, the amounts offset under master netting arrangements with counterparties, and the resulting net amounts presented in the consolidated balance sheets as of the dates presented, all at fair value (in thousands):

	December 31, 2023			December 31, 2024
			Net Amounts of			Net Amounts of
	Gross	Gross	Assets	Gross	Gross	Assets
	Amounts	Amounts Offset	(Liabilities) on	Amounts	Amounts Offset	(Liabilities) on
	Recognized	Recognized	Balance Sheet	Recognized	Recognized	Balance Sheet
Commodity derivative assets	$406	(406)	—	3,482	(3,482)	—
Embedded derivative assets	10,745	—	10,745	2,346	—	2,346
Commodity derivative liabilities	(48,406)	406	(48,000)	(52,507)	3,482	(49,025)

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

The following table sets forth a summary of derivative fair value gains and losses and where such values are recorded in the consolidated statements of operations and comprehensive income (in thousands):

	Statement of
	Operations	Year Ended December 31,
	Location	2022	2023	2024
Commodity derivative fair value gains (losses) (1)	Revenue	$(1,524,250)	165,448	2,846
Embedded derivative fair value gains (losses) (1)	Revenue	(91,586)	876	(2,115)
(1)	The fair value of derivative instruments was determined using Level 2 inputs.

Commodity derivative fair value gains (losses) for the year ended December 31, 2023 includes losses of $202 million related to the settlement of certain natural gas derivatives prior to the contractual settlement dates. Payments for these early settlements are classified as operating cash flows on the Company’s consolidated statement of cash flows for the year ended December 31, 2023. There were no early settlements of commodity derivatives during the years ended December 31, 2022 and 2024.

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

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(a)	Supplemental Balance Sheet Information Related to Leases

The Company’s lease assets and liabilities consisted of the following items (in thousands):

		December 31,
Leases	Balance Sheet Classification	2023	2024
Operating Leases
Operating lease right-of-use assets:
Processing plants	Operating lease right-of-use assets	$1,611,903	1,365,582
Drilling rigs and completion services	Operating lease right-of-use assets	32,187	—
Gas gathering lines and compressor stations (1)	Operating lease right-of-use assets	1,283,668	1,149,981
Office space	Operating lease right-of-use assets	37,706	33,345
Office, field and other equipment	Operating lease right-of-use assets	416	490
Total operating lease right-of-use assets		$2,965,880	2,549,398
Operating lease liabilities:
Short-term operating lease liabilities	Short-term lease liabilities	$538,954	492,624
Long-term operating lease liabilities	Long-term lease liabilities	2,425,785	2,048,942
Total operating lease liabilities		$2,964,739	2,541,566

Finance Leases
Finance lease right-of-use assets:
Vehicles	Other property and equipment	$3,771	2,665
Total finance lease right-of-use assets (2)		$3,771	2,665
Finance lease liabilities:
Short-term finance lease liabilities	Short-term lease liabilities	$1,106	1,270
Long-term finance lease liabilities	Long-term lease liabilities	2,665	1,395
Total finance lease liabilities		$3,771	2,665
(1)	Gas gathering lines and compressor stations includes $1.3 billion and $1.1 billion related to Antero Midstream as of December 31, 2023 and 2024, respectively. See “—Related party lease disclosure” for additional discussion.
(2)	Financing lease assets are recorded net of accumulated amortization of $1 million and $3 million as of December 31, 2023 and 2024, respectively.

The processing plants, gathering lines and compressor stations that are classified as lease liabilities are classified as such under ASC 842, Leases, because Antero (i) is the sole customer of the assets and (ii) makes the decisions that most impact the economic performance of the assets.

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(b)	Supplemental Information Related to Leases

Costs associated with operating and finance leases were included in the consolidated financial statements as follows (in thousands):

			Year Ended December 31,
Cost	Classification	Location	2022	2023	2024
Operating lease cost	Statement of operations	Gathering, compression, processing and transportation	$1,481,022	1,623,268	1,721,981
Operating lease cost	Statement of operations	General and administrative	11,472	12,121	12,345
Operating lease cost	Statement of operations	Contract termination, loss contingency and settlements	12,000	4,227	—
Operating lease cost	Statement of operations	Lease operating	177	84	148
Operating lease cost	Balance sheet	Proved properties (1)	123,756	160,638	131,623
Total operating lease cost			$1,628,427	1,800,338	1,866,097

Finance lease cost:
Amortization of right-of-use assets	Statement of operations	Depletion, depreciation and amortization	$351	1,530	1,639
Interest on lease liabilities	Statement of operations	Interest expense	193	597	522
Total finance lease cost			$544	2,127	2,161

Short-term lease payments			$141,470	137,781	109,874
(1)	Capitalized costs related to drilling and completion activities.

(c)	Supplemental Cash Flow Information Related to Leases

The following table presents the Company’s supplemental cash flow information related to leases (in thousands):

	Year Ended December 31,
	2022	2023	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,380,968	1,366,677	1,492,421
Operating cash flows from finance leases	193	597	522
Investing cash flows from operating leases	103,244	126,483	97,984
Financing cash flows from finance leases	575	830	1,106

Noncash activities:
Right-of-use assets obtained in exchange for new operating lease obligations	$366,194	76,797	97,866
Increase (decrease) to existing right-of-use assets and lease obligations from operating lease modifications, net (1)	$154,101	(15,858)	20,911
(1)	During the year ended December 31, 2022, the weighted average discount rate for remeasured operating leases decreased from 5.6% as of December 31, 2021 to 5.2% as of December 31, 2022. During the year ended December 31, 2023, the weighted average discount rate for remeasured operating leases increased from 5.1% as of December 31, 2022 to 6.5% as of December 31, 2023. During the year ended December 31, 2024, the weighted average discount rate for remeasured operating leases decreased from 6.5% as of December 31, 2023 to 5.5% as of December 31, 2024.

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(d)    Maturities of Lease Liabilities

The table below is a schedule of future minimum payments for operating and financing lease liabilities as of December 31, 2024 (in thousands):

	Operating Leases	Financing Leases	Total
2025	$619,206	1,585	620,791
2026	568,621	1,230	569,851
2027	468,641	197	468,838
2028	390,767	23	390,790
2029	317,859	9	317,868
Thereafter	627,418	—	627,418
Total lease payments	2,992,512	3,044	2,995,556
Less: imputed interest	(450,946)	(379)	(451,325)
Total	$2,541,566	2,665	2,544,231

The Company’s future minimum lease payments do not include obligations for leases that have not yet commenced. As of December 31, 2024, the Company had undiscounted commitments for operating leases not yet commenced of $38 million that relate to two drilling rig agreements that commence in the first quarter of 2025.

(e)    Lease Term and Discount Rate

The following table sets forth the Company’s weighted average remaining lease term and discount rate:

	December 31, 2023		December 31, 2024
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term	6.5 years	3.0 years	6.0 years	2.1 years
Weighted average discount rate	5.9%	8.3%	5.5%	8.4%

(f)   Related Party Lease Disclosure

The Company has gathering and compression service agreements with Antero Midstream that include: (i) the second amended and restated gathering and compression agreement dated December 8, 2019 (the “2019 gathering and compression agreement”), (ii) a gathering and compression agreement from Antero Midstream’s acquisition in 2022 of certain Marcellus gathering and compression assets in an area of dedication (the “Marcellus gathering and compression agreement”) and (iii) a compression agreement from Antero Midstream’s acquisition in 2022 of certain Utica compressors (the “Utica compression agreement” and (iv) a gathering and compression agreement from Antero Midstream’s acquisition in the second quarter of 2024 of certain central Marcellus gathering and compression assets (the “Mountaineer gathering and compression agreement,” and together with the 2019 gathering and compression agreement, Marcellus gathering and compression agreement and the Utica compression agreement, the “gathering and compression agreements”). Pursuant to the gathering and compression agreements with Antero Midstream, the Company has dedicated substantially all of its current and future acreage in West Virginia, Ohio and Pennsylvania to Antero Midstream for gathering and compression services. The 2019 gathering and compression agreement, Marcellus gathering and compression agreement and Mountaineer gathering and compression agreement have initial terms through 2038, 2031 and 2026, respectively, and the Utica compression agreement has two acreage dedications, one of which expired in 2024 and one that expires in 2030. Upon expiration of the Marcellus gathering and compression agreement, Utica compression agreement and Mountaineer gathering and compression agreement, Antero Midstream will continue to provide gathering and compression services under the 2019 gathering and compression agreement.

Under the gathering and compression agreements, Antero Midstream receives a low pressure gathering fee per Mcf, a high pressure gathering fee per Mcf and a compression fee per Mcf, as applicable, subject to annual adjustments based on CPI. If and to the extent the Company requests that Antero Midstream construct new low pressure lines, high pressure lines and compressor stations, the 2019 gathering and compression agreement contains options at Antero Midstream’s election for either (i) minimum volume commitments that require Antero Resources to utilize or pay for 75% of the high pressure gathering capacity and 70% of the compression capacity of the requested capacity of such new construction for 10 years or (ii) a cost of service fee that allows the Antero Midstream to earn a 13% rate of return on such new construction over seven years. The Marcellus gathering and compression

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

agreement provides for a minimum volume commitment that requires the Company to utilize or pay for 25% of the compression capacity for a period of 10 years from the in-service date. The Mountaineer gathering and compression agreement provides for monthly minimum compression and gathering fees for each compressor station or high pressure gathering line, respectively, for a period of 12 years commencing 90 days after such asset’s in-service date. As of December 31, 2024, the minimum volume commitments for the 2019 gathering and compression agreement end in 2034, and the minimum compression and gathering fees for the Mountaineer gathering and compression agreement end in 2026. As of January 1, 2025, there were no minimum volume commitments under the Marcellus gathering and compression agreement.

The 2019 gathering and compression agreement included a growth incentive fee program that expired on December 31, 2023 whereby low pressure gathering fees were reduced from 2020 through 2023 to the extent the Company achieved certain quarterly volumetric targets. Only the Company’s throughput gathered under the 2019 gathering and compression agreement was considered in the low pressure gathering volume target. The Company earned fee rebates for the years ended December 31, 2022 and 2023 of $48 million and $52 million, respectively.

Upon completion of the initial contract term, the 2019 gathering and compression agreement will continue in effect from year to year until such time as the agreement is terminated, effective upon an anniversary of the effective date of the agreement, by notice from either the Company or Antero Midstream to the other party on or before the 180th day prior to the anniversary of such agreement

For the years ended December 31, 2022, 2023 and 2024, gathering and compression fees paid by Antero related to these agreements were $660 million, $738 million and $813 million, respectively. As of December 31, 2023 and 2024, $65 million and $79 million, respectively, was included within accounts payable, related parties, on the consolidated balance sheets as due to Antero Midstream related to these agreements.

(13) Income Taxes

The Company’s income tax expense (benefit) consisted of the following (in thousands):

	Year Ended December 31,
	2022	2023	2024
Current income tax expense	$847	1,587	455
Deferred income tax expense (benefit)	440,417	62,039	(118,640)
Total income tax expense (benefit)	$441,264	63,626	(118,185)

Income tax expense (benefit) differs from the amount that would be computed by applying the U.S. statutory federal income tax rate of 21% to income or loss before taxes as a result of the following (in thousands):

	Year Ended December 31,
	2022	2023	2024
Federal income tax expense (benefit)	$512,421	75,801	(5,143)
State income tax expense (benefit), net of federal effect	12,291	3,089	(231)
Change in state tax rate, net of federal effect (1)	(52,747)	11,417	4,727
Research and development tax credits, net	—	—	(95,271)
Equity-based compensation	(9,717)	(772)	689
Dividends received deduction	(1,749)	(3,186)	(4,980)
Noncontrolling interests	(27,347)	(21,525)	(7,971)
Change in valuation allowance	7,070	(2,567)	(11,591)
Nondeductible loss on 2026 Convertible Notes inducements	36	81	—
Other	1,006	1,288	1,586
Total income tax expense (benefit)	$441,264	63,626	(118,185)
(1)	Change in state tax rate, net of federal effect for the year ended December 31, 2022 includes a $41 million reduction resulting from changes in Pennsylvania state tax laws together with changes in the Company’s apportionment to Pennsylvania.

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

Deferred income taxes reflect the impact of temporary differences between assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The tax effect of the temporary differences giving rise to deferred income tax assets and liabilities is as follows (in thousands):

	December 31,
	2023	2024
Deferred income tax assets:
NOL carryforwards	$281,217	212,289
Research and development tax credits, net	—	95,271
Interest expense carryforwards	25,258	46,452
Equity-based compensation	7,056	6,462
Investment in Antero Midstream	234,423	214,357
Unrealized losses on derivative instruments	51,025	9,863
Lease liabilities	644,622	555,264
Asset retirement obligations and other	17,093	23,080
Total deferred income tax assets	1,260,694	1,163,038
Valuation allowance	(54,805)	(43,192)
Deferred income tax assets, net	1,205,889	1,119,846
Deferred income tax liabilities:
Oil and gas properties	1,316,155	1,229,297
Lease right-of-use assets	644,870	556,976
Investment in Martica	55,759	24,808
2026 Convertible Notes and other	1,086	2,106
Total deferred income tax liabilities	2,017,870	1,813,187
Deferred tax liability, net	$(811,981)	(693,341)

In assessing the realizability of deferred income tax assets, management considers whether some portion or all of the deferred income tax assets will be realized based on a more-likely-than-not standard of judgment. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which the Company’s temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the projections of future taxable income over the periods in which the deferred income tax assets are deductible, management believes that the Company will not realize the benefits of certain of these deductible differences and has recorded a valuation allowance of approximately $55 million and $43 million as of December 31, 2023 and 2024, respectively. The valuation allowance for each of the years ended December 31, 2023 and 2024, relates primarily to Colorado, Oklahoma and West Virginia state NOL carryforwards and are the result of expected future reduced income tax apportionment in those states. The amount of the deferred income tax asset considered realizable could be further reduced in the near term if estimates of future taxable income during the carryforward period are revised.

As of December 31, 2024, the Company has U.S. federal and state NOL carryforwards of $0.6 billion and $1.9 billion, respectively, exclusive of the valuation allowances discussed above. The U.S. federal and West Virginia NOL carryforwards generated in tax years prior to 2018 expire between 2036 and 2037. For tax years 2018 and thereafter, U.S. federal and West Virginia NOL carryforwards generated in these jurisdictions have no expiration date. The Colorado NOL carryforwards generated in tax years prior to 2018 or after 2020 expire between 2025 and 2044. The Colorado NOL Carryforwards generated in tax years 2018 through 2020 have no expiration date.

Tax years 2021 through 2024 remain open to examination by the IRS. The Company and its subsidiaries file tax returns with various state taxing authorities and those returns remain open to examination for tax years 2020 through 2024.

The Company commissioned a multi-year R&D tax credit study related to the Company’s drilling and completion methods that resulted in a favorable adjustment to the Company’s effective tax rate and future tax obligations. The recorded net R&D tax credit, as of December 31, 2024, expected to be utilized in future periods is $95 million. The R&D tax credits expire between 2033 and 2043.

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

The calculation of the Company’s tax liabilities involves uncertainties in the application of complex tax laws and regulations. The Company gives financial statement recognition to those tax positions that it believes are more-likely-than-not to be sustained upon examination by the IRS or state revenue authorities. The recognition of the unrecognized tax benefit reported by the Company would affect its effective tax rate. The Company does not expect a significant change to the recorded unrecognized tax benefits in 2025, except for any potential changes related to the R&D tax credit study discussed above and any potential 2025 R&D tax credit claims.

The reserve for uncertain tax positions, excluding interest and penalties, is as follows (in thousands):

	Year Ended December 31,
	2022	2023	2024
Beginning balance	$—	—	—
Additions for tax positions taken in current year	—	—	53,590
Ending balance	$—	—	53,590

(14) Commitments

The following table sets forth a schedule of future minimum payments for the Company’s contractual obligations, which include leases that have a lease term in excess of one year as of December 31, 2024 (in thousands):

		Processing,
		Gathering,
	Firm	Compression	Operating and	Imputed Interest
	Transportation	and Water Service	Financing Leases	for Leases	Other
	(a)	(b)	(c)	(c)	(d)	Total
2025	$1,195,155	59,568	493,870	126,921	8,837	1,884,351
2026	1,194,121	26,391	469,399	100,452	3,976	1,794,339
2027	1,189,063	25,102	392,460	76,376	375	1,683,376
2028	1,129,865	23,769	334,464	56,327	-	1,544,425
2029	780,823	23,260	278,595	39,273	-	1,121,951
Thereafter	3,673,355	64,648	575,443	51,976	-	4,365,422
Total	$9,162,382	222,738	2,544,231	451,325	13,188	12,393,864

(a)	Firm Transportation

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

(c)	Operating and Finance Leases, including Imputed Interest

The Company has obligations under contracts for services provided by drilling rigs and completion fleets, processing, gathering, and compression services agreements, and office and equipment leases. The values in the table represent the gross amounts that Antero Resources is committed to pay; however, the Company will record in its financial statements its proportionate share of costs based on its working interests. The Company’s operating and finance lease commitments do not include obligations for leases

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

that have not yet commenced. As of December 31, 2024, the Company had undiscounted commitments for operating leases not yet commenced of $38 million that relate to two drilling rig agreements that commence in the first quarter of 2025. See Note 12—Leases to the consolidated financial statements for additional information on the Company’s operating and finance leases.

(d)	Other

The Company has entered into various land acquisition and sand supply agreements. Certain of these agreements contain minimum payment obligations over various terms. The values in the table represent the minimum payments due under these arrangements. None of these agreements were determined to be leases.

(e) Contract Terminations

The Company incurs costs associated with the delay or cancellation of certain contracts with third parties. These costs are recorded in contract termination, loss contingency and settlements included in the statements of operations and comprehensive income. During 2022, the Company cancelled the construction of the Smithburg 2 gas processing plant and made a cash payment of $12 million. During 2023, the Company executed an early termination of its firm transportation commitment of 200,000 MMBtu/d on the Equitrans pipeline and made a cash payment of $24 million. There are no remaining payment obligations related to any delayed or cancelled contracts as of December 31, 2024.

(15) Contingencies

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

The Company is subject to production taxes in the states in which it operates. The Company’s production tax filings in West Virginia for 2018 to 2020 tax years were subject to audit by the State of West Virginia. All assessments received in conjunction with this audit have been recorded in the consolidated statements of operations and comprehensive net loss during the year ended December 31, 2024; however, the Company has filed an appeal with regard to such assessments. At this time, the Company believes the outcome of this matter will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

(c)	Other

The Company is party to various other legal proceedings and claims in the ordinary course of its business. The Company believes that certain of these matters will be covered by insurance and that the outcome of other matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

In addition, pending litigation against the Company and other similarly situated peer operators could have an impact on the methods for determining the amount of permitted post-production costs and types of costs that have been, and may be, deducted from royalty payments, among other things. While the amounts claimed could be material, the Company is unable to predict with certainty the ultimate outcome of such claims and proceedings. In a class action lawsuit to which the Company is a party, the U.S. District Court for the Northern District of West Virginia certified certain questions to the West Virginia Supreme Court (the “WVSC”). The WVSC answered the certified questions in November 2024, the effect of which would have broadened the scope of products for which the Company would owe royalties and would have also limited the amount of post-production costs the Company would be allowed to

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

deduct from royalty payments made under certain of its leases. In December 2024, Antero petitioned the WVSC for rehearing on these certified questions, which stayed the issuance of the mandate required for the November 2024 opinion to take effect. The petition for rehearing was granted by the WVSC on December 31, 2024, and Antero is currently awaiting a scheduling order. Rulings were recently received in two other cases to which the Company is a party, and where the plaintiffs alleged, and the court found, that certain post-production costs may not be deducted: a non-class action lawsuit in West Virginia and a class action lawsuit in Ohio. In each case, the alleged damages were not material. The Company will continue to challenge the legal conclusions reached in each of these cases with respect to deductibility of post-production costs, and continues to analyze how these decisions may impact other cases to which the Company is a party. At this time, the Company cannot predict how these issues may ultimately be resolved, and therefore is also unable to estimate any potential damages, if any, that may result. The Company accrues for litigation, claims and proceedings when liability is both probable and the amount can be reasonably estimated, and does not currently have any material amounts accrued with respect to its pending litigation matters.

(16) Related Parties

Substantially all of Antero Midstream’s revenues were and are derived from transactions with Antero Resources. See Note 12—Leases to the consolidated financial statements for additional information on the Company’s related party leases. See Note 17—Reportable Segments to the consolidated financial statements for the operating results of the Company’s reportable segments.

(17) Reportable Segments

(a)	Summary of Reportable Segments

The Company’s operations, which are located in the United States, are organized into three reportable segments: (i) the exploration, development and production of natural gas, NGLs and oil; (ii) marketing and utilization of excess firm transportation capacity and (iii) midstream services through the Company’s equity method investment in Antero Midstream. Substantially all of the Company’s production revenues are attributable to customers located in the United States; however, some of the Company’s production revenues are attributable to customers who then transport the Company’s production to foreign countries for resale or consumption. These segments are monitored separately by management for performance and are consistent with internal financial reporting. These segments have been identified based on the differing products and services (including the expertise required for these operations), production processes, customers and distribution methods. The Company’s Chairman of the Board, Director, President and Chief Executive Officer was determined to be the Company’s chief operating decision maker (“CODM”). The CODM evaluates the performance of the Company’s business segments based on operating income (loss). The CODM considered the Company’s actual operating income (loss) as compared to the operating income (loss) for (i) the relevant prior period actual results, (ii) budget and (iii) guidance on a monthly basis for purposes of evaluating performance of each segment and making decisions about allocating capital and other resources to each segment.

General and administrative expenses were allocated to the midstream segment based on the nature of the expenses and on a combination of the segments’ proportionate share of the Company’s consolidated property and equipment, capital expenditures and labor costs, as applicable. General and administrative expenses related to the marketing segment are not allocated because they are immaterial. Other income (expense), income taxes and interest expense are primarily managed and evaluated on a consolidated basis. Intersegment sales were transacted at prices which approximate market. Accounting policies for each segment are the same as the Company’s accounting policies described in Note 2—Summary of Significant Accounting Policies to the consolidated financial statements.

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

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

Equity Method Investment in Antero Midstream

The Company receives midstream services through its equity method investment in Antero Midstream. Antero Midstream is a related party, and the Company’s CODM also serves as the CODM for Antero Midstream. Antero Midstream owns, operates and develops midstream energy infrastructure primarily to service the Company’s production and completion activity in the Appalachian Basin. Antero Midstream’s assets consist of gathering pipelines, compressor stations, interests in processing and fractionation plants and water handling assets. Antero Midstream provides midstream services to Antero Resources under long-term contracts.

(b)	Reportable Segments Financial Information

The operating results and assets of the Company’s reportable segments were as follows (in thousands):

	Year Ended December 31, 2022
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream (1)	Affiliate	Total
Sales and revenues:
Third-party	$6,720,212	416,758	2,622	(2,622)	7,136,970
Intersegment	1,466	—	917,363	(917,363)	1,466
Total revenue	6,721,678	416,758	919,985	(919,985)	7,138,436

Operating expenses:
Lease operating	99,595	—	—	—	99,595
Gathering and compression	892,533	—	75,889	(75,889)	892,533
Processing	869,744	—	—	—	869,744
Transportation	843,103	—	—	—	843,103
Water handling	—	—	104,365	(104,365)	—
Production and ad valorem taxes	287,406	—	—	—	287,406
Marketing	—	531,304	—	—	531,304
General and administrative (excluding equity-based compensation)	137,466	—	42,471	(42,471)	137,466
Equity-based compensation	35,443	—	19,654	(19,654)	35,443
Facility idling	—	—	4,166	(4,166)	—
Depletion, depreciation and amortization	715,163	—	131,762	(131,762)	715,163
Impairment of property and equipment	149,731	—	3,702	(3,702)	149,731
Other (2)	37,606	—	(1,490)	1,490	37,606
Total operating expenses	4,067,790	531,304	380,519	(380,519)	4,599,094
Operating income (loss)	$2,653,888	(114,546)	539,466	(539,466)	2,539,342
Equity in earnings of unconsolidated affiliates	$72,327	—	94,218	(94,218)	72,327
Capital expenditures for segment assets	$943,971	—	298,924	(298,924)	943,971
(1)	Amounts reflect those recorded in Antero Midstream Corporation’s consolidated financial statements.
(2)	Amounts include charges for exploration and mine expenses, accretion of asset retirement obligations, loss on settlement of asset retirement obligations, contract termination, loss contingency and settlements, loss (gain) on sale of assets, as applicable, which represent segment operating expenses that are not considered significant.

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2023
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream (1)	Affiliate	Total
Sales and revenues:
Third-party	$4,473,969	206,122	1,414	(1,414)	4,680,091
Intersegment	1,881	—	1,040,357	(1,040,357)	1,881
Total revenue	4,475,850	206,122	1,041,771	(1,041,771)	4,681,972

Operating expenses:
Lease operating	118,441	—	—	—	118,441
Gathering and compression	858,462	—	95,507	(95,507)	858,462
Processing	1,014,181	—	—	—	1,014,181
Transportation	769,715	—	—	—	769,715
Water handling	—	—	117,658	(117,658)	—
Production and ad valorem taxes	158,855	—	—	—	158,855
Marketing	—	284,965	—	—	284,965
General and administrative (excluding equity-based compensation)	164,997	—	39,462	(39,462)	164,997
Equity-based compensation	59,519	—	31,606	(31,606)	59,519
Facility idling	—	—	2,459	(2,459)	—
Depletion, depreciation and amortization	746,849	—	136,059	(136,059)	746,849
Impairment of property and equipment	51,302	—	146	(146)	51,302
Other (2)	34,676	23,763	7,012	(7,012)	58,439
Total operating expenses	3,976,997	308,728	429,909	(429,909)	4,285,725
Operating income (loss)	$498,853	(102,606)	611,862	(611,862)	396,247
Equity in earnings of unconsolidated affiliates	$82,952	—	105,456	(105,456)	82,952
Capital expenditures for segment assets	$1,131,863	—	183,733	(183,733)	1,131,863

(1)	Amounts reflect those recorded in Antero Midstream Corporation’s consolidated financial statements.
(2)	Amounts include charges for exploration and mine expenses, accretion of asset retirement obligations, loss on settlement of asset retirement obligations, contract termination, loss contingency and settlements, loss (gain) on sale of assets and other operating expenses, as applicable, which represent segment operating expenses that are not considered significant.

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2024
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream (1)	Affiliate	Total
Sales and revenues:
Third-party	$4,144,229	179,069	1,944	(1,944)	4,323,298
Intersegment	2,298	—	1,104,249	(1,104,249)	2,298
Total revenue	4,146,527	179,069	1,106,193	(1,106,193)	4,325,596

Operating expenses:
Lease operating	118,693	—	—	—	118,693
Gathering and compression	897,160	—	103,053	(103,053)	897,160
Processing	1,069,887	—	—	—	1,069,887
Transportation	735,883	—	—	—	735,883
Water handling	—	—	114,923	(114,923)	—
Production and ad valorem taxes	207,671	—	—	—	207,671
Marketing	—	244,906	—	—	244,906
General and administrative (excluding equity-based compensation)	162,876	—	41,754	(41,754)	162,876
Equity-based compensation	66,462	—	44,332	(44,332)	66,462
Facility idling	—	—	1,721	(1,721)	—
Depletion, depreciation and amortization	762,068	—	140,000	(140,000)	762,068
Impairment of property and equipment	47,433	—	332	(332)	47,433
Other (2)	12,097	—	912	(912)	12,097
Total operating expenses	4,080,230	244,906	447,027	(447,027)	4,325,136
Operating income (loss)	$66,297	(65,837)	659,166	(659,166)	460
Equity in earnings of unconsolidated affiliates	$93,787	—	110,573	(110,573)	93,787
Capital expenditures for segment assets	$716,779	—	172,347	(172,347)	716,779
(1)	Amounts reflect those recorded in Antero Midstream Corporation’s consolidated financial statements.
(2)	Amounts include charges for exploration and mine expenses, accretion of asset retirement obligations, contract termination, loss contingency and settlements, loss (gain) on sale of assets and other operating expenses, as applicable, which represent segment operating expenses that are not considered significant.

	As of December 31, 2023
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream (1)	Affiliate	Total
Investments in unconsolidated affiliates	$222,255	—	626,650	(626,650)	222,255
Total assets	13,500,122	17,117	5,737,618	(5,737,618)	13,517,239
(1)	Amounts reflect those recorded in Antero Midstream Corporation’s consolidated financial statements.

	As of December 31, 2024
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream (1)	Affiliate	Total
Investments in unconsolidated affiliates	$231,048	—	603,956	(603,956)	231,048
Total assets	12,999,930	10,120	5,761,748	(5,761,748)	13,010,050
(1)	Amounts reflect those recorded in Antero Midstream Corporation’s consolidated financial statements.

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(18) Subsidiary Guarantors

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

Balance Sheet

December 31, 2023
Current assets	$453,581
Noncurrent assets	12,460,264
Total assets	$12,913,845

Accounts payable, related parties	$86,284
Other current liabilities	1,360,102
Total current liabilities	1,446,386
Noncurrent liabilities	4,929,177
Total liabilities	$6,375,563

(19) Immaterial Correction of Prior Period Error

In the course of preparing our consolidated financial statements for the year ended December 31, 2024, the Company identified an error in the quarterly calculations related to depletion expense of the Company’s proved oil and gas properties. This error had the effect of incorrectly reporting depletion expense amounts in prior periods, which resulted in incorrectly reporting depletion, depreciation and amortization expense and income tax (expense) benefit in prior periods.

After considering the guidance in Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and FASB ASC Topic 250, Accounting Changes and Error Corrections, the Company evaluated the materiality of these amounts quantitatively and qualitatively and concluded that the error was not material to any of the Company’s prior annual or interim period financial statements. The consolidated financial statements as of December 31, 2023 and for the years ended December 31, 2022 and 2023 in this Annual Report on Form 10-K, have been revised in accordance with SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, in order to reflect these corrections. The corrections reflect the adjustments to depletion, depreciation and amortization expense and income tax (expense) benefit described above, as well as the resulting adjustments to accumulated depletion, depreciation and amortization, deferred income tax liabilities, net and retained earnings (accumulated deficit). Accumulated deficit as of December 31, 2021 reflected in the accompanying consolidated statements of equity has been increased by $8 million from its previously reported balance of $618 million to the corrected balance of $626 million to reflect the impact of correcting this error for the year ended December 31, 2021. The correction of this error also impacted certain non-cash line items within the operating activities section of the consolidated statements of cash flows; however, these corrections did not change previously reported net cash provided by operating activities for any period.

In addition to correcting the consolidated financial statements, we have also corrected the following notes to the consolidated financial statements for the effects of this error: (i) Note 2 — Summary of Significant Accounting Policies, (ii) Note 13 — Income Taxes, (iii) Note 17 — Reportable Segments, (iv) Note 18 — Subsidiary Guarantors and (v) Note 20 — Supplemental Information on Oil and Gas Producing Activities (Unaudited).

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

The following tables present the effect of the corrections on selected line items from the previously reported consolidated financial statements as of December 31, 2023 and for the years ended December 31, 2022 and 2023 (in thousands, except per share amounts):

	Consolidated Balance Sheet
	December 31, 2023
	As Previously		As
	Reported	Corrections	Corrected
Accumulated depletion, depreciation and amortization	$(5,063,274)	(102,175)	(5,165,449)
Property and equipment, net	9,924,642	(102,175)	9,822,467
Total assets	13,619,414	(102,175)	13,517,239
Deferred income tax liability, net	834,268	(22,287)	811,981
Total liabilities	6,405,312	(22,287)	6,383,025
Retained earnings	1,131,828	(79,888)	1,051,940
Total stockholders' equity	6,981,404	(79,888)	6,901,516
Total equity	7,214,102	(79,888)	7,134,214
Total liabilities and equity	13,619,414	(102,175)	13,517,239

	Statement of Operations and Comprehensive Income
	Year Ended December 31, 2022
	As Previously		As
	Reported	Corrections	Corrected
Depletion, depreciation and amortization	$680,600	34,563	715,163
Total operating expenses	4,564,531	34,563	4,599,094
Operating income	2,573,905	(34,563)	2,539,342
Income before income taxes	2,474,664	(34,563)	2,440,101
Income tax expense	(448,692)	7,428	(441,264)
Net income, including noncontrolling interest	2,025,972	(27,135)	1,998,837
Net income and comprehensive income attributable to Antero Resources Corporation	1,898,771	(27,135)	1,871,636

Net income per common share—basic	$6.18	(0.09)	6.09
Net income per common share—diluted	$5.78	(0.09)	5.69

	Statement of Operations and Comprehensive Income
	Year Ended December 31, 2023
	As Previously		As
	Reported	Corrections	Corrected
Depletion, depreciation and amortization	$689,966	56,883	746,849
Total operating expenses	4,228,842	56,883	4,285,725
Operating income	453,130	(56,883)	396,247
Income before income taxes	417,838	(56,883)	360,955
Income tax expense	(75,994)	12,368	(63,626)
Net income, including noncontrolling interest	341,844	(44,515)	297,329
Net income and comprehensive income attributable to Antero Resources Corporation	242,919	(44,515)	198,404

Net income per common share—basic	$0.81	(0.15)	0.66
Net income per common share—diluted	$0.78	(0.14)	0.64

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(20) Supplemental Information on Oil and Gas Producing Activities (Unaudited)

The tables below set forth supplemental information regarding the Company’s consolidated oil and gas producing activities (in thousands). The amounts shown include the Company’s net working interests in all of its oil and gas properties.

(a)	Capitalized Costs Relating to Oil and Gas Producing Activities

	Year Ended December 31,
	2023	2024
Proved properties	$13,908,804	14,395,680
Unproved properties	974,642	879,483
Total oil and gas properties	14,883,446	15,275,163
Accumulated depletion	(5,098,866)	(5,625,419)
Net capitalized costs	$9,784,580	9,649,744

(b)	Costs Incurred in Certain Oil and Gas Activities

	Year Ended December 31,
	2022	2023	2024
Acquisition costs:
Unproved property	$149,009	151,135	90,995
Development costs	775,106	956,267	614,855
Exploration costs	5,543	8,079	—
Total costs incurred	$929,658	1,115,481	705,850

(c)Results of Operations for Oil and Gas Producing Activities

	Year Ended December 31,
	2022	2023	2024
Revenues	$8,294,749	4,276,445	4,115,299
Operating expenses:
Production expenses	2,992,381	2,919,654	3,029,294
Exploration expenses	3,651	2,691	2,618
Depletion	710,838	738,992	754,010
Impairment of unproved properties	98,324	51,302	47,433
Results of operations before income taxes	4,489,555	563,806	281,944
Income tax (expense) benefit (1)	(965,213)	(122,695)	33,653
Results of operations	$3,524,342	441,111	315,597
(1)	Income tax (expense) benefit includes R&D tax credits of $95 million for the year ended December 31, 2024 since such credits directly relate to the Company’s oil and gas producing activities.

(d)	Oil and Gas Reserves

Net proved oil and gas reserves for the years ended December 31, 2022, 2023 and 2024 were prepared by the Company’s reserve engineers and audited by D&M utilizing data compiled by the Company. There are many uncertainties inherent in estimating proved reserve quantities, and projecting future production rates and timing of future development costs. In addition, reserve estimates of new discoveries are more imprecise than those of properties with a production history. Accordingly, these estimates are subject to change as additional information becomes available. All reserves are located in the United States.

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

			Oil and
	Natural Gas	NGLs	Condensate	Equivalents
	(Bcf)	(MMBbl)	(MMBbl)	(Bcfe)
Proved reserves:
December 31, 2021 (1)	10,204	1,219	36	17,729
Revisions	427	32	(4)	596
Extensions, discoveries and other additions	437	25	2	604
Production	(798)	(59)	(3)	(1,170)
December 31, 2022 (1)	10,270	1,217	31	17,759
Revisions	863	54	—	1,187
Extensions, discoveries and other additions	296	18	2	413
Production	(815)	(67)	(4)	(1,238)
December 31, 2023 (1)	10,614	1,222	29	18,121
Revisions	265	31	(2)	435
Extensions, discoveries and other additions	651	21	1	783
Production	(793)	(73)	(4)	(1,252)
Sales	(134)	(8)	(1)	(184)
December 31, 2024 (1)	10,603	1,193	23	17,903
(1)	Proved reserves for the noncontrolling interests in Martica as of December 31, 2022 were 92 Bcfe, which consisted of 71 Bcf of natural gas, 3 MMBbl of NGLs and 0.2 MMBbl of oil and condensate. Proved reserves for the noncontrolling interests in Martica as of December 31, 2023 were 75 Bcfe, which consisted of 58 Bcf of natural gas, 3 MMBbl of NGLs and 0.1 MMBbl of oil and condensate. Proved reserves for the noncontrolling interests in Martica as of December 31, 2024 were 57 Bcfe, which consisted of 44 Bcf of natural gas and 2 MMBbl of NGLs.

			Oil and
	Natural Gas	NGLs	Condensate	Equivalents
	(Bcf)	(MMBbl)	(MMBbl)	(Bcfe)
Proved developed reserves:
December 31, 2022 (1)	7,699	930	16	13,373
December 31, 2023 (1)	7,912	963	15	13,783
December 31, 2024 (1)	7,876	966	13	13,747
Proved undeveloped reserves:
December 31, 2022 (2)	2,571	287	15	4,386
December 31, 2023 (2)	2,702	259	14	4,338
December 31, 2024 (2)	2,727	227	10	4,156
(1)	Proved developed reserves for the noncontrolling interests in Martica as of December 31, 2022 were 91 Bcfe, which consisted of 70 Bcf of natural gas, 3 MMBbl of NGLs and 0.2 MMBbl of oil and condensate. Proved developed reserves for the noncontrolling interests in Martica as of December 31, 2023 were 75 Bcfe, which consisted of 58 Bcf of natural gas, 3 MMBbl of NGLs and 0.1 MMBbl of oil and condensate. Proved developed reserves for the noncontrolling interests in Martica as of December 31, 2024 were 57 Bcfe, which consisted of 44 Bcf of natural gas and 2 MMBbl of NGLs.
(2)	Proved undeveloped reserves for the noncontrolling interests in Martica as of December 31, 2022 were 1 Bcfe, which consisted entirely of natural gas. There were no proved undeveloped reserves for the noncontrolling interests in Martica as of December 31, 2023 and 2024.

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

2022 Proved Reserve Changes

Significant changes in proved reserves for the year ended December 31, 2022 include the following:

●	Extensions, discoveries, and other additions of 604 Bcfe resulted from delineation and development drilling in the Appalachian Basin.
●	Net upward revisions of 596 Bcfe include:
o	Net upward revisions of previous estimates of 414 Bcfe primarily due to changes in ownership interests.
o	Net upward revision of 92 Bcfe related to optimization to the Company’s five-year development plan. This figure includes upward revisions of 692 Bcfe for previously proved undeveloped properties reclassified from non-proved properties due to their addition to the Company’s five-year development plan, and downward revisions of 600 Bcfe for locations that were not developed within five years of initial booking as proved reserves.
o	Upward revisions of 88 Bcfe are due to an increase in the Company’s assumed future ethane recovery.
o	Upward revisions of 2 Bcfe due to increases in prices for natural gas, NGLs and oil.

2023 Proved Reserve Changes

Significant changes in proved reserves for the year ended December 31, 2023 include the following:

●	Extensions, discoveries, and other additions of 413 Bcfe resulted from delineation and development drilling in the Appalachian Basin.
●	Net upward revisions of 1,187 Bcfe include:
o	Net upward revisions of previous estimates of 814 Bcfe primarily due to increases in the Company’s ownership interests.
o	Net upward revision of 454 Bcfe related to optimization to the Company’s five-year development plan. This figure includes upward revisions of 698 Bcfe for previously proved undeveloped properties reclassified from non-proved properties due to their addition to the Company’s five-year development plan, and downward revisions of 244 Bcfe for locations that were not developed within five years of initial booking as proved reserves.
o	Downward revisions of 81 Bcfe due to decreases in prices for natural gas, NGLs and oil.

2024 Proved Reserve Changes

Significant changes in proved reserves for the year ended December 31, 2024 include the following:

●	Extensions, discoveries, and other additions of 783 Bcfe resulted from delineation and development drilling in the Appalachian Basin.
●	Net upward revisions of 435 Bcfe include:
o	Net upward revisions of previous estimates of 305 Bcfe primarily due to increases in the Company’s ownership interests.
o	Net upward revision of 207 Bcfe related to optimization to the Company’s five-year development plan. This figure includes upward revisions of 416 Bcfe for previously proved undeveloped properties reclassified from non-proved properties due to their addition to the Company’s five-year development plan, and downward revisions of 209 Bcfe for locations that were not developed within five years of initial booking as proved reserves.
o	Downward revisions of 77 Bcfe due to decreases in prices for natural gas and oil, partially offset by increases in prices for NGLs.

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

●	Sales of reserves of 184 Bcfe related to the 2025 Drilling Partnership.
(e)	Standardized Measure of Discounted Future Net Cash Flow

The standardized measure relating to proved oil and reserves was prepared in accordance with the provisions of ASC 932. Future cash inflows were computed by applying historical 12-month unweighted arithmetic average first-day-of-the-month average prices. Future prices actually received may materially differ from current prices or the prices used in the standardized measure.

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

The following table sets forth the Standardized Measure of the discounted future net cash flows attributable to the Company’s proved reserves (in millions):

	Year Ended December 31,
	2022	2023	2024
Future cash inflows	$109,052	58,061	52,995
Future production costs	(39,378)	(41,887)	(41,583)
Future development costs	(2,073)	(2,027)	(2,028)
Future net cash flows before income tax	67,601	14,147	9,384
Future income tax expense	(13,692)	(2,178)	(1,036)
Future net cash flows	53,909	11,969	8,348
10% annual discount for estimated timing of cash flows	(30,345)	(6,874)	(4,853)
Standardized measure of discounted future net cash flows (1)	$23,564	5,095	3,495
(1)	The standardized measure of discounted future net cash flows for the noncontrolling interests in Martica were $458 million, $170 million and $101 million for the years ended December 31, 2022, 2023 and 2024, respectively.

The Company used the following 12-month weighted average prices to estimate its total equivalent reserves (per Mcfe):

	Year Ended December 31,
	2022	2023	2024
12-month weighted average price	$6.14	3.20	2.96

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(f)	Changes in Standardized Measure of Discounted Future Net Cash Flow

The changes in the Standardized Measure relating to proved oil and natural gas reserves, which were prepared in accordance with the provisions of ASC 932, are as follows (in millions):

	Year Ended December 31,
	2022	2023	2024
Sales of oil and gas, net of productions costs	$(5,302)	(1,357)	(1,086)
Net changes in prices and production costs (1)	13,793	(25,672)	(2,231)
Development costs incurred during the period	448	637	512
Net changes in future development costs	(289)	(96)	(117)
Extensions, discoveries and other additions	1,068	69	121
Divestitures	—	—	(34)
Revisions of previous quantity estimates	1,475	190	105
Accretion of discount	1,655	2,947	593
Net change in income taxes	(2,787)	5,069	498
Changes in timing and other	70	(256)	39
Net increase (decrease)	10,131	(18,469)	(1,600)
Beginning of year	13,433	23,564	5,095
End of year (2)	$23,564	5,095	3,495
(1)	The net changes in prices and production costs are calculated prior to the consideration of future income tax expense. The Standardized Measure included future income tax expense of $13.7 billion, $2.2 billion and $1.0 billion for the years ended December 31, 2022, 2023 and 2024, respectively.
(2)	The standardized measure for the noncontrolling interests in Martica were $458 million, $170 million and $101 million for the years ended December 31, 2022, 2023 and 2024, respectively.