Form 10-Q
period 2025-03-31
ANTERO RESOURCES Corp
filed 2025-04-30
CIK 1433270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Number of shares of the registrant’s common stock outstanding as of April 25, 2025 (in thousands): 310,527

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements, although not all forward-looking statements contain such identifying words. When considering these forward-looking statements, investors should keep in mind the risk factors and other cautionary statements in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2024. These forward-looking statements are based on management’s current beliefs, based on currently available information, as to the outcome and timing of future events. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

●	natural gas, NGLs and oil prices;
●	our ability to execute our business strategy;
●	our production and natural gas, natural gas liquids (“NGLs”) and oil reserves;
●	our financial strategy, liquidity and capital required for our development program;
●	our ability to obtain debt or equity financing on satisfactory terms to fund acquisitions, expansion projects, capital expenditures, working capital requirements and the repayment or refinancing of indebtedness;
●	our ability to execute our return of capital program;
●	timing and amount of future production of natural gas, NGLs and oil;
●	impacts of geopolitical events, including the conflicts in Ukraine and in the Middle East, and world health events;
●	our ability to meet minimum volume commitments and to utilize or monetize our firm transportation commitments;
●	marketing of natural gas, NGLs and oil;
●	our future drilling plans;
●	our projected well costs;
●	our hedging strategy and results;
●	costs of developing our properties;
●	uncertainty regarding our future operating results;
●	operations of Antero Midstream Corporation (“Antero Midstream”);
●	competition;
●	government regulations and changes in laws;
●	pending legal or environmental matters;
●	leasehold or business acquisitions;
●	our ability to achieve our greenhouse gas reduction targets and the costs associated therewith;
●	general economic conditions;

●	credit markets; and
●	our other plans, objectives, expectations and intentions contained in this Quarterly Report on Form 10-Q.

We caution investors that these forward-looking statements are subject to all of the risks and uncertainties incidental to our business, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, commodity price volatility, inflation, supply chain or other disruption, availability and cost of drilling, completion and production equipment and services, environmental risks, drilling and completion and other operating risks, marketing and transportation risks, regulatory changes or changes in law, the uncertainty inherent in estimating natural gas, NGLs and oil reserves and in projecting future rates of production, cash flows and access to capital, the timing of development expenditures, conflicts of interest among our stockholders, impacts of geopolitical and world health events, cybersecurity risks, the state of markets for, and availability of, verified quality carbon offsets and the other risks described or referenced under the heading “Item 1A. Risk Factors” herein, including the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”), which is on file with the Securities and Exchange Commission (“SEC”).

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

PART I—FINANCIAL INFORMATION

ANTERO RESOURCES CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

		(Unaudited)
	December 31,	March 31,
	2024	2025
Assets
Current assets:
Accounts receivable	$34,413	40,385
Accrued revenue	453,613	513,382
Derivative instruments	1,050	358
Prepaid expenses	12,423	12,693
Other current assets	6,047	7,967
Total current assets	507,546	574,785
Property and equipment:
Oil and gas properties, at cost (successful efforts method):
Unproved properties	879,483	883,042
Proved properties	14,395,680	14,444,544
Gathering systems and facilities	5,802	5,802
Other property and equipment	105,871	107,378
	15,386,836	15,440,766
Less accumulated depletion, depreciation and amortization	(5,699,286)	(5,768,456)
Property and equipment, net	9,687,550	9,672,310
Operating leases right-of-use assets	2,549,398	2,526,305
Derivative instruments	1,296	778
Investment in unconsolidated affiliate	231,048	239,672
Other assets	33,212	35,471
Total assets	$13,010,050	13,049,321
Liabilities and Equity
Current liabilities:
Accounts payable	$62,213	55,268
Accounts payable, related parties	111,066	118,262
Accrued liabilities	402,591	309,131
Revenue distributions payable	315,932	364,219
Derivative instruments	31,792	84,054
Short-term lease liabilities	493,894	515,880
Deferred revenue, VPP	25,264	24,830
Other current liabilities	3,175	13,702
Total current liabilities	1,445,927	1,485,346
Long-term liabilities:
Long-term debt	1,489,230	1,285,380
Deferred income tax liability, net	693,341	746,803
Derivative instruments	17,233	24,416
Long-term lease liabilities	2,050,337	2,005,829
Deferred revenue, VPP	35,448	29,653
Other liabilities	62,001	63,111
Total liabilities	5,793,517	5,640,538
Commitments and contingencies
Equity:
Stockholders' equity:
Preferred stock, $0.01 par value; authorized - 50,000 shares; none issued	—	—
Common stock, $0.01 par value; authorized - 1,000,000 shares; 311,165 and 311,584 shares issued and outstanding as of December 31, 2024 and March 31, 2025, respectively	3,111	3,115
Additional paid-in capital	5,909,373	5,902,893
Retained earnings	1,109,166	1,312,366
Total stockholders' equity	7,021,650	7,218,374
Noncontrolling interests	194,883	190,409
Total equity	7,216,533	7,408,783
Total liabilities and equity	$13,010,050	13,049,321

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2025
Revenue and other:
Natural gas sales	$474,133	780,005
Natural gas liquids sales	517,862	561,432
Oil sales	64,717	50,335
Commodity derivative fair value gains (losses)	9,446	(71,671)
Marketing	48,520	25,558
Amortization of deferred revenue, VPP	6,738	6,230
Other revenue and income	855	818
Total revenue	1,122,271	1,352,707
Operating expenses:
Lease operating	29,121	33,986
Gathering, compression, processing and transportation	672,281	695,017
Production and ad valorem taxes	58,168	55,299
Marketing	59,813	42,770
Exploration	602	668
General and administrative (including equity-based compensation expense of $16,077 and $15,145 in 2024 and 2025, respectively)	55,862	62,445
Depletion, depreciation and amortization	190,475	186,352
Impairment of property and equipment	5,190	5,618
Accretion of asset retirement obligations	776	939
Contract termination, loss contingency and settlements	2,039	(1,308)
Loss (gain) on sale of assets	188	(575)
Other operating expense	17	24
Total operating expenses	1,074,532	1,081,235
Operating income	47,739	271,472
Other income (expense):
Interest expense, net	(30,187)	(23,368)
Equity in earnings of unconsolidated affiliate	23,347	28,661
Loss on early extinguishment of debt	—	(2,899)
Total other income (expense)	(6,840)	2,394
Income before income taxes	40,899	273,866
Income tax expense	(6,227)	(54,400)
Net income and comprehensive income including noncontrolling interests	34,672	219,466
Less: net income and comprehensive income attributable to noncontrolling interests	11,942	11,495
Net income and comprehensive income attributable to Antero Resources Corporation	$22,730	207,971

Net income per common share—basic	$0.07	0.67
Net income per common share—diluted	$0.07	0.66

Weighted average number of common shares outstanding:
Basic	304,943	311,328
Diluted	312,503	314,798

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands)

			Additional
	Common Stock		Paid-in	Retained	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Interests	Equity
Balances, December 31, 2023	303,544	$3,035	5,846,541	1,051,940	232,698	7,134,214
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	552	6	(9,030)	—	—	(9,024)
Conversion of 2026 Convertible Notes	6,074	61	25,990	—	—	26,051
Equity-based compensation	—	—	16,077	—	—	16,077
Distributions to noncontrolling interests	—	—	—	—	(23,617)	(23,617)
Net income and comprehensive income	—	—	—	22,730	11,942	34,672
Balances, March 31, 2024	310,170	$3,102	5,879,578	1,074,670	221,023	7,178,373

Balances, December 31, 2024	311,165	$3,111	5,909,373	1,109,166	194,883	7,216,533
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	699	7	(16,305)	—	—	(16,298)
Repurchases and retirements of common stock	(280)	(3)	(5,320)	(4,771)	—	(10,094)
Equity-based compensation	—	—	15,145	—	—	15,145
Distributions to noncontrolling interests	—	—	—	—	(15,969)	(15,969)
Net income and comprehensive income	—	—	—	207,971	11,495	219,466
Balances, March 31, 2025	311,584	$3,115	5,902,893	1,312,366	190,409	7,408,783

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2024	2025
Cash flows provided by (used in) operating activities:
Net income including noncontrolling interests	$34,672	219,466
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, amortization and accretion	191,251	187,291
Impairments	5,190	5,618
Commodity derivative fair value losses (gains)	(9,446)	71,671
Gains (losses) on settled commodity derivatives	1,368	(11,017)
Deferred income tax expense	6,156	53,462
Equity-based compensation expense	16,077	15,145
Equity in earnings of unconsolidated affiliate	(23,347)	(28,661)
Dividends of earnings from unconsolidated affiliate	31,285	31,314
Amortization of deferred revenue	(6,738)	(6,230)
Amortization of debt issuance costs and other	715	466
Settlement of asset retirement obligations	(322)	(54)
Contract termination, loss contingency and settlements	200	(1,308)
Loss (gain) on sale of assets	188	(575)
Loss on early extinguishment of debt	—	2,899
Changes in current assets and liabilities:
Accounts receivable	2,498	(5,972)
Accrued revenue	74,587	(59,769)
Prepaid expenses and other current assets	(2,701)	(2,190)
Accounts payable including related parties	3,244	11,995
Accrued liabilities	(60,825)	(86,552)
Revenue distributions payable	(3,222)	48,286
Other current liabilities	780	12,454
Net cash provided by operating activities	261,610	457,739
Cash flows provided by (used in) investing activities:
Additions to unproved properties	(27,044)	(30,407)
Drilling and completion costs	(188,905)	(175,134)
Additions to other property and equipment	(6,500)	(604)
Proceeds from asset sales	363	575
Change in other assets	(4,724)	(2,321)
Net cash used in investing activities	(226,810)	(207,891)
Cash flows provided by (used in) financing activities:
Repurchases of common stock	—	(10,094)
Repayment of senior notes	—	(118,046)
Borrowings on Credit Facility	1,125,700	1,308,400
Repayments on Credit Facility	(1,127,600)	(1,397,500)
Distributions to noncontrolling interests in Martica Holdings LLC	(23,617)	(15,969)
Employee tax withholding for settlement of equity-based compensation awards	(9,024)	(16,298)
Other	(259)	(341)
Net cash used in financing activities	(34,800)	(249,848)
Net increase in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	—

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$48,252	43,078
Decrease in accounts payable and accrued liabilities for additions to property and equipment	$(3,275)	(19,271)

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

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC applicable to interim financial information and should be read in the context of the Company’s December 31, 2024 consolidated financial statements and notes thereto for a more complete understanding of the Company’s operations, financial position and accounting policies. The Company’s December 31, 2024 consolidated financial statements were included in Antero Resources’ 2024 Annual Report on Form 10-K, which was filed with the SEC.

These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, and, accordingly, do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of December 31, 2024 and March 31, 2025, results of operations for the three months ended March 31, 2024 and 2025 and cash flows for the three months ended March 31, 2024 and 2025. The Company has no items of other comprehensive income or loss; therefore, its net income or loss is equal to its comprehensive income or loss. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the full year because of the impact of fluctuations in prices received for natural gas, NGLs and oil, natural production declines, the uncertainty of exploration and development drilling results, fluctuations in the fair value of derivative instruments and other factors.

In the course of preparing our consolidated financial statements for the year ended December 31, 2024, the Company identified an error in the quarterly calculations related to depletion expense of the Company’s proved oil and gas properties. See Note 17—Immaterial Correction of Prior Period Error to the unaudited condensed consolidated financial statements for additional information.

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

The Company considers all liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these instruments. From time to time, the Company may be in the position of a “book overdraft” in which outstanding checks exceed cash and cash equivalents. The Company classifies book overdrafts in accounts payable and revenue distributions payable within its condensed consolidated balance sheets, and classifies the change in accounts payable associated with book overdrafts as an operating activity within its unaudited condensed consolidated statements of cash flows. As of December 31, 2024, the book overdrafts included within accounts payable and revenue distributions payable were $14 million and $17 million, respectively. As of March 31, 2025, the book overdrafts included within accounts payable and revenue distributions payable were $21 million and $24 million, respectively.

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

The following is a reconciliation of the Company’s income attributable to common stockholders for basic and diluted net income per common share (in thousands):

	Three Months Ended March 31,
	2024	2025
Net income attributable to Antero Resources Corporation—common shareholders	$22,730	207,971
Add: Interest expense for 2026 Convertible Notes	256	—
Less: Tax-effect of interest expense for 2026 Convertible Notes	(56)	—
Net income attributable to Antero Resources Corporation—common shareholders and assumed conversions	$22,930	207,971

Net income per common share—basic	$0.07	0.67
Net income per common share—diluted	$0.07	0.66

Weighted average common shares outstanding—basic	304,943	311,328
Weighted average common shares outstanding—diluted	312,503	314,798

The following is a reconciliation of the Company’s basic weighted average common shares outstanding to diluted weighted average common shares outstanding during the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2025
Basic weighted average number of common shares outstanding	304,943	311,328
Add: Dilutive effect of RSUs	1,307	1,689
Add: Dilutive effect of PSUs	1,389	1,781
Add: Dilutive effect of 2026 Convertible Notes	4,864	—
Diluted weighted average number of common shares outstanding	312,503	314,798

Weighted average number of outstanding securities excluded from calculation of diluted net income per common share (1):
RSUs	371	—
Stock options	259	252
(1)	The potential dilutive effects of these securities were excluded from the computation of net income per common share—diluted because the inclusion of these securities would have been anti-dilutive.
(e)	Recently Adopted or Issued Accounting Standards

Reportable Segments

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 is intended to improve reportable segment disclosures primarily through enhanced disclosure of reportable segment expenses. This ASU was effective for annual reporting periods beginning after December 15, 2023, and interim periods within fiscal years beginning

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

after December 15, 2024. The Company adopted ASU 2023-07 in the 2024 Form 10-K for the year ended December 31, 2024, and it did not have a material impact on the Company’s consolidated financial statements.

Income Taxes

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 is intended to improve income tax disclosures primarily through enhanced disclosure of income tax rate reconciliation items, and disaggregation of income (loss) from continuing operations, income tax (expense) benefit and income taxes paid, net disclosures by federal, state and foreign jurisdictions, among others. This ASU is effective for annual reporting periods beginning after December 15, 2024, although early adoption is permitted. ASU 2023-09 should be applied on a prospective basis, although retrospective application is permitted. The Company is evaluating the impact that ASU 2023-09 will have on the consolidated financial statements and the transition method it plans to use for adoption. The Company plans to adopt ASU 2023-09 in the Annual Report on Form 10-K for the year ending December 31, 2025.

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

(3) Transactions

(a)	2021-2024 Drilling Partnership

On February 17, 2021, the Company announced the formation of a drilling partnership with QL Capital Partners (“QL”), an affiliate of Quantum Energy Partners, for the Company’s 2021 through 2024 drilling program (“2021-2024 Drilling Partnership”). Under the terms of the arrangement, each year in which QL participates represents an annual tranche, and QL will be conveyed a working interest in any wells spud by the Company during such tranche year. For 2021 through 2024, the Company and QL agreed to the estimated internal rate of return (“IRR”) of the Company’s capital budget for each annual tranche, and QL agreed to participate in all four annual tranches. The Company develops and manages the drilling program associated with each tranche, including the selection of wells. Additionally, for each annual tranche, the Company and QL will enter into assignments, bills of sale and conveyances pursuant to which QL will be conveyed a proportionate working interest percentage in each well spud in that year, which conveyances will not be subject to any reversion.

Under the terms of the arrangement, QL funded development capital of 20% for wells spud in 2021 and 2024 and 15% for wells spud in 2022 and 2023, which funding amounts represent QL’s proportionate working interest in such wells. Additionally, the Company may receive a carry in the form of a one-time payment from QL for each annual tranche if the IRR for such tranche exceeds certain specified returns, which will be determined no earlier than October 31 and no later than December 1 following the end of each tranche year. The Company received a carry of $29 million for each of the 2021 and 2022 tranches during the years ended December 31, 2022 and 2023 and a carry of $32 million for the 2023 tranche during the year ended December 31, 2024. Capital costs in excess of, and cost savings below, a specified percentage of budgeted amounts for each annual tranche will be for the Company’s account. Subject to the preceding sentence, for any wells included in a tranche, QL is obligated and responsible for its working interest share of costs and liabilities, and is entitled to its working interest share of revenues, associated with such wells for the life of such wells.

The Company has accounted for the 2021-2024 Drilling Partnership as a conveyance under FASB Accounting Standards Codification (“ASC”) Topic 932, Extractive Activities—Oil and Gas, (“ASC 932”) and such conveyances are recorded in the unaudited condensed consolidated financial statements as QL obtains its proportionate working interest in each well. No gain or loss was recognized for any of the interests conveyed to QL during the term of the 2021-2024 Drilling Partnership.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(b)	2025 Drilling Partnership

On December 11, 2024, the Company entered into a drilling partnership with an unaffiliated third-party (“2025 Drilling Partnership”). Under the terms of the arrangement, the third-party will participate in and fund a share of total development capital expenses for wells spud by the Company during the 2025 calendar year. For each well spud during the 2025 calendar year, the third-party will receive a 15% working interest in such wells and will fund greater than 15% of total development capital expenses for such wells. Subject to the preceding sentence, for any wells spud in the calendar year 2025, the third-party is obligated and responsible for its working interest share of costs and liabilities, and is entitled to its working interest share of revenues, associated with such wells for the life of such wells. Additionally, for each well in the partnership, the Company will enter into an assignment, bill of sale and conveyance pursuant to which the third-party will be conveyed a proportionate working interest percentage in such well, which conveyances will not be subject to any reversion.

The Company has accounted for the 2025 Drilling Partnership as a conveyance under ASC 932 and such conveyances are recorded in the unaudited condensed consolidated financial statements as the third-party obtains its proportionate working interest in each well. No gain or loss was recognized for any of the interests conveyed during the three months ended March 31, 2025.

(4) Revenue

(a)	Disaggregation of Revenue

The table set forth below presents revenue disaggregated by type and reportable segment to which it relates (in thousands). See Note 16—Reportable Segments to the unaudited condensed consolidated financial statements for additional information.

	Three Months Ended March 31,
	2024	2025	Reportable Segment
Revenues from contracts with customers:
Natural gas sales	$474,133	780,005	Exploration and production
Natural gas liquids sales (ethane)	63,030	94,480	Exploration and production
Natural gas liquids sales (C3+ NGLs)	454,832	466,952	Exploration and production
Oil sales	64,717	50,335	Exploration and production
Marketing	48,520	25,558	Marketing
Other revenue	273	270	Exploration and production
Total revenue from contracts with customers	1,105,505	1,417,600
Income (loss) from derivatives, deferred revenue and other sources, net	16,766	(64,893)
Total revenue	$1,122,271	1,352,707

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

Under the Company’s sales contracts, the Company invoices customers after its performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company’s contracts do not give rise to contract assets or liabilities. As of December 31, 2024 and March 31, 2025, the Company’s receivables from contracts with customers were $454 million and $513 million, respectively.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(5) Equity Method Investment

As of December 31, 2024 and March 31, 2025, Antero owned 29% of Antero Midstream’s common stock, which is reflected in Antero’s unaudited condensed consolidated financial statements using the equity method of accounting.

The following table sets forth a reconciliation of Antero’s investment in unconsolidated affiliate (in thousands):

Balance as of December 31, 2024 (1)	$231,048
Equity in earnings of unconsolidated affiliate	28,661
Dividends from unconsolidated affiliate	(31,314)
Elimination of intercompany profit	11,277
Balance as of March 31, 2025 (1)	$239,672
(1)	The fair value of the Company’s investment in Antero Midstream as of December 31, 2024 and March 31, 2025 was $2.1 billion and $2.5 billion, respectively, based on the quoted market share price of Antero Midstream.

(6) Accrued Liabilities

Accrued liabilities consisted of the following items (in thousands):

		(Unaudited)
	December 31,	March 31,
	2024	2025
Capital expenditures	$42,474	36,578
Gathering, compression, processing and transportation expenses	167,915	179,567
Marketing expenses	16,891	14,140
Interest expense, net	29,014	8,896
Production and ad valorem taxes	78,980	18,287
General and administrative expense	37,516	22,499
Derivative settlements payable	1,597	1,857
Other	28,204	27,307
Total accrued liabilities	$402,591	309,131

(7) Long-Term Debt

Long-term debt consisted of the following items (in thousands):

		(Unaudited)
	December 31,	March 31,
	2024	2025
Credit Facility (a)	$393,200	304,100
8.375% senior notes due 2026 (b)	96,870	—
7.625% senior notes due 2029 (c)	407,115	388,475
5.375% senior notes due 2030 (d)	600,000	600,000
Total principal	1,497,185	1,292,575
Unamortized debt issuance costs	(7,955)	(7,195)
Long-term debt	$1,489,230	1,285,380

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(a)	Credit Facility

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

Senior Unsecured Revolving Credit Facility

On July 30, 2024, Antero Resources entered into an amendment and restatement of its senior revolving credit facility with a syndicate of bank lenders (“Unsecured Credit Facility”). Borrowings are unsecured and are not guaranteed by any of Antero Resources’ subsidiaries. As of March 31, 2025, the Unsecured Credit Facility had lender commitments of $1.65 billion and available borrowing capacity of $1.3 billion. The Unsecured Credit Facility matures on July 30, 2029 (the “Maturity Date”), provided that Antero Resources may request two one-year extensions of the Maturity Date, subject to satisfaction of certain conditions and consent of the extending lenders. Commitments under the Unsecured Credit Facility may be increased by up to $500 million subject to the agreement of Antero Resources, the increasing lenders, and with respect to the addition of new lenders, the consent of the Administrative Agent under the Unsecured Credit Facility and the lenders with commitments to issue letters of credit under the Unsecured Credit Facility.

The Unsecured Credit Facility contains one financial covenant requiring Antero Resources to maintain a ratio on a consolidated basis of total indebtedness to capitalization of 65% or less at the end of each fiscal quarter and other affirmative and negative covenants applicable to Antero Resources and its subsidiaries that are customary for credit facilities of this type, including, among other things, limitations on: fundamental changes such as mergers, consolidations, liquidations and dissolutions; liens; certain indebtedness; restricted payments such as dividends, distributions and equity repurchases; and material non-arms’-length transactions with its affiliates. Antero Resources was in compliance with the financial covenant under the Unsecured Credit Facility as of March 31, 2025.

The Unsecured Credit Facility provides for borrowing at Secured Overnight Financing Rate (“SOFR”) or an Alternate Base Rate, in each case, plus an Applicable Rate (each as defined in the Unsecured Credit Facility). There is a 0.10% credit adjustment spread on SOFR and a 0.00% floor. The Unsecured Credit Facility does not amortize. Interest under the Unsecured Credit Facility is payable at a variable rate based on SOFR or the Alternate Base Rate, determined by election at the time of borrowing and at the end of each applicable interest period in respect of a borrowing, plus an Applicable Rate. The Applicable Rate is determined with reference to Antero Resources’ then-current senior unsecured long-term debt rating ranging from 1.125% to 2.00% for SOFR loans. Commitment fees on the unused portion of the Unsecured Credit Facility are due quarterly at rates ranging from 0.125% to 0.300%, determined with reference to Antero Resources’ then-current senior unsecured long-term debt ratings.

The proceeds of the loans made under the Unsecured Credit Facility may be used (i) to pay fees and expenses incurred in connection with the transactions related thereto and the refinancing of the Secured Credit Facility (defined below), (ii) to finance working capital needs and (iii) for other general corporate purposes, in each case of Antero Resources and its subsidiaries.

As of December 31, 2024, Antero Resources had an outstanding balance under the Unsecured Credit Facility of $393 million, with a weighted average interest rate of 5.9%, and outstanding letters of credit of $13 million. As of March 31, 2025, Antero Resources had an outstanding balance under the Unsecured Credit Facility of $304 million, with a weighted average interest rate of 6.0%, and outstanding letters of credit of $13 million.

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

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

On January 4, 2021, Antero Resources issued $500 million of 8.375% senior notes due July 15, 2026 (the “2026 Notes”) at par. The Company redeemed $175 million principal amount of the 2026 Notes on July 1, 2021 and redeemed or otherwise repurchased $228 million principal amount of the 2026 Notes during the year ended December 31, 2022. On March 5, 2025, the Company redeemed the remaining $97 million principal amount of the 2026 Notes at 102.094% of the principal amount thereof, plus accrued and unpaid interest, and the 2026 Notes were fully retired on such date. Interest on the 2026 Notes was payable on January 15 and July 15 of each year.

(c)	7.625% Senior Notes Due 2029

On January 26, 2021, Antero Resources issued $700 million of 7.625% senior notes due February 1, 2029 (the “2029 Notes”) at par. The Company redeemed or otherwise repurchased $293 million principal amount of the 2029 Notes during 2021 and 2022. During the three months ended March 31, 2025, the Company repurchased $19 million principal amount of the 2029 Notes through open market transactions at a weighted average price of 102.725% of the principal amount thereof, plus accrued and unpaid interest. As of March 31, 2025, $388 million principal amount of the 2029 Notes remained outstanding. The 2029 Notes are unsecured and rank pari passu to Antero Resources’ Unsecured Credit Facility and other outstanding senior notes. As of July 30, 2024, the 2029 Notes are not guaranteed by any of Antero Resources’ subsidiaries. Interest on the 2029 Notes is payable on February 1 and August 1 of each year. Antero Resources may redeem all or part of the 2029 Notes at any time at redemption prices ranging from 102.542% as of March 31, 2025 to 100.00% on or after February 1, 2027. If Antero Resources undergoes a change of control followed by a rating decline, the holders of the 2029 Notes will have the right to require Antero Resources to repurchase all or a portion of the notes at a price equal to 101% of the principal amount of the 2029 Notes, plus accrued and unpaid interest.

(d)	5.375% Senior Notes Due 2030

On June 1, 2021, Antero Resources issued $600 million of 5.375% senior notes due March 1, 2030 (the “2030 Notes”) at par. The 2030 Notes are unsecured and rank pari passu to Antero Resources’ Unsecured Credit Facility and other outstanding senior notes. As of July 30, 2024, the 2030 Notes are not guaranteed by any of Antero Resources’ subsidiaries. Interest on the 2030 Notes is payable on March 1 and September 1 of each year. Antero Resources may redeem all or part of the 2030 Notes at any time at redemption prices ranging from 102.688% as of March 31, 2025 to 100.00% on or after March 1, 2028. If Antero Resources undergoes a change of control followed by a rating decline, the holders of the 2030 Notes will have the right to require Antero Resources to repurchase all or a portion of the notes at a price equal to 101% of the principal amount of the 2030 Notes, plus accrued and unpaid interest.

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

The Company extinguished $206 million principal amount of the 2026 Convertible Notes in 2021. In addition, between 2022 and the first quarter of 2024, $81 million aggregate principal amount of the 2026 Convertible Notes were converted pursuant to their terms or induced into conversion by the Company, and as of March 31, 2024, no 2026 Convertible Notes remained outstanding. See “—Conversions” below for additional information.

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

Conversions

On March 11, 2024, the Company called the $26 million aggregate principal amount of the 2026 Convertible Notes that remained outstanding for redemption on April 1, 2024, at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest. The Company’s election to call the remaining 2026 Convertible Notes allowed holders of the 2026 Convertible Notes to exercise their conversion right through March 28, 2024. During the three months ended March 31, 2024, all remaining $26 million aggregate principal amount of the 2026 Convertible Notes converted pursuant to their terms. The Company elected to settle these conversions by issuing 6 million shares of common stock to the noteholders.

(8) Asset Retirement Obligations

The following table presents a reconciliation of the Company’s asset retirement obligations (in thousands):

Asset retirement obligations—December 31, 2024	$62,001
Obligations incurred	171
Accretion expense	939
Settlement of obligations	(54)
Revisions to prior estimates	54
Asset retirement obligations—March 31, 2025	$63,111

Asset retirement obligations are included in other liabilities on the Company’s condensed consolidated balance sheets.

(9) Equity-Based Compensation

On June 5, 2024, the Company’s stockholders approved the Amended and Restated Antero Resources Corporation 2020 Long Term Incentive Plan (the “AR LTIP”). The AR LTIP provides for grants of stock options (including incentive stock options), stock appreciation rights, restricted stock awards, RSU awards, vested stock awards, dividend equivalent awards and other stock-based and cash awards. The terms and conditions of the awards granted are established by the Compensation Committee of Antero Resources’ Board of Directors (the “Board”). Employees, officers, non-employee directors and other service providers of the Company and its affiliates are eligible to receive awards under the AR LTIP.

The AR LTIP provides for the reservation of 14,916,100 shares of the Company’s common stock, plus the number of certain shares that become available again for delivery in accordance with the share recycling provisions described below. The share recycling provisions allow for all or any portion of an award (including an award granted under a predecessor plan to the AR LTIP that was outstanding as of June 17, 2020) that expires or is cancelled, forfeited, exchanged, settled for cash or otherwise terminated without the actual delivery of shares to be considered not delivered and thus, available for new awards under the AR LTIP. Further, any shares withheld or surrendered in payment of any taxes relating to awards that were outstanding under a predecessor plan to the AR LTIP as of June 17, 2020 or are granted under the AR LTIP or its predecessor plan (other than stock options and stock appreciation rights), will again be available for new awards under the AR LTIP.

A total of 9,713,453 shares were available for future grant under the AR LTIP as of March 31, 2025.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

The Company’s equity-based compensation expense, by type of award, is as follows (in thousands):

	Three Months Ended March 31,
	2024	2025
RSU awards	$9,261	11,469
PSU awards	6,440	3,263
Equity awards issued to directors	376	413
Total expense	$16,077	15,145

(a)	Restricted Stock Unit Awards

A summary of RSU award activity is as follows:

		Weighted
		Average
	Number	Grant Date
	of Units	Fair Value
Total awarded and unvested—December 31, 2024	3,035,362	$26.05
Granted	1,105,044	33.64
Vested	(886,695)	26.20
Forfeited	(5,555)	29.00
Total awarded and unvested—March 31, 2025	3,248,156	$28.59

As of March 31, 2025, there was $75 million of unamortized equity-based compensation expense related to unvested RSUs. That expense is expected to be recognized over a weighted average period of 2.2 years.

(b)	Performance Share Unit Awards

Performance Share Unit Awards Based on Total Shareholder Return

In March 2025, the Company granted PSU awards to certain of its senior management and executive officers that vest based on Antero Resources’ absolute total shareholder return (“TSR”) determined as of the last day of each of three one-year performance periods ending on March 7, 2026, March 7, 2027 and March 7, 2028, and one cumulative three-year performance period ending on March 7, 2028, in each case, subject to certain continued employment criteria for each performance period (“2025 Absolute TSR PSUs”). The number of shares of common stock that may ultimately be earned with respect to the 2025 Absolute TSR PSUs ranges from zero to 200% of the target number of 2025 Absolute TSR PSUs originally granted. Expense related to these PSUs is recognized on a graded-vested basis over the term of each performance period. Forfeitures are accounted for as they occur by reversing the expense previously recognized for awards that were forfeited during the period.

The following table presents the assumptions used in the Monte Carlo valuation model and the grant date fair value information for the 2025 Absolute TSR PSUs:

Dividend yield	—%
Volatility	48%
Risk-free interest rate	3.97%
Weighted average fair value of awards granted	$35.01

Performance Share Unit Awards Based on Leverage Ratio

In April 2022, the Company granted PSUs to certain of its senior management and executive officers that vest based on the Company’s total debt less cash and cash equivalents divided by the Company’s Adjusted EBITDAX (as defined in the award agreement) (“Net Debt to EBITDAX”) determined as of the last day of each of three one-year performance periods ended on December 31, 2022, December 31, 2023, and December 31, 2024, in each case, subject to certain continued employment criteria (“2022 Leverage Ratio PSUs”). The number of shares of common stock that could ultimately be earned ranged from zero to 200% of the target number of PSUs granted. The performance conditions for the performance periods ended December 31, 2022, 2023 and 2024 were met at 194% of target. During the first quarter of 2025, the 2022 Leverage Ratio PSUs vested and converted into approximately 0.3 million shares of common stock.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

In March 2025, the Company granted PSUs to certain of its senior management and executive officers that vest based on the Company’s Net Debt to EBITDAX (as defined in the award agreement) determined as of the last day of each of three one-year performance periods ending on December 31, 2025, December 31, 2026 and December 31, 2027, in each case, subject to certain continued employment criteria for each performance period (“2025 Leverage Ratio PSUs”). The number of shares of common stock that may ultimately be earned with respect to the 2025 Leverage Ratio PSUs ranges from zero to 200% of the target number of 2025 Leverage Ratio PSUs originally granted. Expense related to the 2025 Leverage Ratio PSUs is recognized on a graded-vested basis over the term of each performance period that reflects the number of shares of common stock that are expected to be issued at the end of each measurement period, and such expense is reversed if the likelihood of achieving the performance condition becomes improbable. As of March 31, 2025, the likelihood of achieving the performance conditions related to the 2025 Leverage Ratio PSUs was probable.

Summary Information for Performance Share Unit Awards

A summary of PSU activity is as follows:

		Weighted
		Average
	Number	Grant Date
	of Units	Fair Value
Total awarded and unvested—December 31, 2024	1,351,295	$35.27
Granted	289,370	34.33
Vested	(140,659)	35.28
Total awarded and unvested—March 31, 2025	1,500,006	$35.09

As of March 31, 2025, there was $24 million of unamortized equity-based compensation expense related to unvested PSUs. That expense is expected to be recognized over a weighted average period of 1.6 years.

(10) Fair Value

The carrying values of accounts receivable and accounts payable as of December 31, 2024 and March 31, 2025 approximated market values because of their short-term nature. The carrying values of the amounts outstanding under the Credit Facility as of December 31, 2024 and March 31, 2025 approximated fair value because the variable interest rates are reflective of current market conditions.

The following table sets forth the fair value and carrying value of the senior notes (in thousands):

			(Unaudited)
	December 31, 2024		March 31, 2025
	Fair	Carrying	Fair	Carrying
	Value (1)	Value (2)	Value (1)	Value (2)
2026 Notes	$98,924	96,599	—	—
2029 Notes	417,211	404,055	398,342	385,709
2030 Notes	579,660	595,376	588,720	595,571
Total	$1,095,795	1,096,030	987,062	981,280
(1)	Fair values are based on Level 2 market data inputs.
(2)	Carrying values are presented net of unamortized debt issuance costs.

See Note 9—Equity-Based Compensation and Note 11—Derivative Instruments to the unaudited condensed consolidated financial statements for information regarding the fair value of equity-based awards and derivative financial instruments, respectively.

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

The Company was party to various commodity derivative contracts that settled during the three months ended March 31, 2024 and 2025. The Company enters derivative contracts when management believes that favorable future sales prices for the Company’s production can be secured. Under the Company’s swap agreements, when actual commodity prices upon settlement exceed the fixed price provided by the swap contracts, the Company pays the difference to the counterparty. When actual commodity prices upon settlement are less than the contractually provided fixed price, the Company receives the difference from the counterparty. Under the Company’s collar agreements, when actual commodity prices upon settlement are below the floor price provided by the contract, the Company receives the difference from the counterparty. When actual commodity prices upon settlement are above the ceiling price, the Company pays the difference to the counterparty.

The Company’s derivative contracts have not been designated as hedges for accounting purposes; therefore, all gains and losses are recognized in the Company’s statements of operations and comprehensive income.

As of March 31, 2025, the Company’s fixed price swap positions excluding Martica, the Company’s consolidated VIE, were as follows:

				Weighted
				Average
Commodity / Settlement Period	Index	Contracted Volume		Price
Natural Gas
April-December 2025	Henry Hub	100,000	MMBtu/day	$3.12	/MMBtu

As of March 31, 2025, the Company’s collar contract positions excluding Martica, the Company’s consolidated VIE, were as follows:

				Weighted		Weighted
				Average		Average
Commodity / Settlement Period	Index	Contracted Volume		Ceiling Price		Floor Price
Natural Gas
January-December 2026	Henry Hub	320,000	MMBtu/day	$5.96	/MMBtu	$3.07	/MMBtu

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

The Company has a call option and an embedded put option tied to NYMEX pricing for the production volumes associated with the Company’s retained interest in the volumetric production payment transaction (“VPP”) properties. The put option was embedded within another contract, and since the embedded put option was not clearly and closely related to its host contract, the Company bifurcated this derivative instrument and reflects it at fair value in the unaudited condensed consolidated financial statements. As of March 31, 2025, the Company’s call option and embedded put option arrangements were as follows:

						Embedded
				Call Option		Put Option
Commodity / Settlement Period	Index	Contracted Volume		Strike Price		Strike Price
Natural Gas
April-December 2025	Henry Hub	44,000	MMBtu/day	$2.564	/MMBtu	$2.564	/MMBtu
January-December 2026	Henry Hub	32,000	MMBtu/day	2.629	/MMBtu	2.629	/MMBtu

During the three months ended March 31, 2025, all of Martica’s derivative contracts expired, and as of March 31, 2025, Martica had no derivative instruments.

(b)	Summary

The table below presents a summary of the fair values of the Company’s derivative instruments and where such values are recorded in the condensed consolidated balance sheets (in thousands).

			(Unaudited)
		December 31,	March 31,
	Balance Sheet Location	2024	2025
Asset derivatives not designated as hedges for accounting purposes:
Embedded derivatives—current	Derivative instruments	$1,050	358
Embedded derivatives—noncurrent	Derivative instruments	1,296	778
Total asset derivatives (1)		2,346	1,136

Liability derivatives not designated as hedges for accounting purposes:
Commodity derivatives—current (2)	Derivative instruments	31,792	84,054
Commodity derivatives—noncurrent	Derivative instruments	17,233	24,416
Total liability derivatives (1)		49,025	108,470

Net derivatives liability (1)		$(46,679)	(107,334)
(1)	The fair value of derivative instruments was determined using Level 2 inputs.
(2)	As of December 31, 2024, $2 million of current commodity derivative liabilities are attributable to the Company’s consolidated VIE, Martica.

The following table sets forth the gross values of recognized derivative assets and liabilities, the amounts offset under master netting arrangements with counterparties, and the resulting net amounts presented in the condensed consolidated balance sheets as of the dates presented, all at fair value (in thousands):

				(Unaudited)
	December 31, 2024			March 31, 2025
			Net Amounts of			Net Amounts of
	Gross	Gross	Assets	Gross	Gross	Assets
	Amounts	Amounts Offset	(Liabilities) on	Amounts	Amounts Offset	(Liabilities) on
	Recognized	Recognized	Balance Sheet	Recognized	Recognized	Balance Sheet
Commodity derivative assets	$3,482	(3,482)	—	19,720	(19,720)	—
Embedded derivative assets	2,346	—	2,346	1,136	—	1,136
Commodity derivative liabilities	(52,507)	3,482	(49,025)	(128,190)	19,720	(108,470)

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

The following table sets forth a summary of derivative fair value gains and losses and where such values are recorded in the unaudited condensed consolidated statements of operations and comprehensive income (in thousands):

	Statement of
	Operations	Three Months Ended March 31,
	Location	2024	2025
Commodity derivative fair value gains (losses) (1)	Revenue	$8,266	(70,461)
Embedded derivative fair value gains (losses) (1)	Revenue	1,180	(1,210)
(1)	The fair value of derivative instruments was determined using Level 2 inputs.

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

The Company considers all contracts that have assets specified in the contract, either explicitly or implicitly, that the Company has substantially all of the capacity of the asset, and has the right to obtain substantially all of the economic benefits of that asset, without the lessor’s ability to have a substantive right to substitute that asset, as leased assets. For any contract deemed to include a leased asset, that asset is capitalized on the condensed consolidated balance sheet as a right-of-use asset and a corresponding lease liability is recorded at the present value of the known future minimum payments of the contract using a discount rate on the date of commencement. The leased asset classification is determined at the date of recording as either operating or financing, depending upon certain criteria of the contract.

The discount rate used for present value calculations is the discount rate implicit in the contract. If an implicit rate is not determinable, a collateralized incremental borrowing rate is used at the date of commencement. As new leases commence or previous leases are modified, the discount rate used in the present value calculation is the current period applicable discount rate.

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(a)	Supplemental Balance Sheet Information Related to Leases

The Company’s lease assets and liabilities consisted of the following items (in thousands):

			(Unaudited)
		December 31,	March 31,
Leases	Balance Sheet Classification	2024	2025
Operating Leases
Operating lease right-of-use assets:
Processing plants	Operating lease right-of-use assets	$1,365,582	1,305,589
Drilling rigs and completion services	Operating lease right-of-use assets	—	31,350
Gas gathering lines and compressor stations (1)	Operating lease right-of-use assets	1,149,981	1,155,397
Office space	Operating lease right-of-use assets	33,345	32,133
Office, field and other equipment	Operating lease right-of-use assets	490	1,836
Total operating lease right-of-use assets		$2,549,398	2,526,305
Operating lease liabilities:
Short-term operating lease liabilities	Short-term lease liabilities	$492,624	514,441
Long-term operating lease liabilities	Long-term lease liabilities	2,048,942	2,004,172
Total operating lease liabilities		$2,541,566	2,518,613

Finance Leases
Finance lease right-of-use assets:
Vehicles	Other property and equipment	$2,665	3,096
Total finance lease right-of-use assets (2)		$2,665	3,096
Finance lease liabilities:
Short-term finance lease liabilities	Short-term lease liabilities	$1,270	1,439
Long-term finance lease liabilities	Long-term lease liabilities	1,395	1,657
Total finance lease liabilities		$2,665	3,096
(1)	Gas gathering lines and compressor stations includes $1.1 billion and $1.2 billion related to Antero Midstream as of December 31, 2024 and March 31, 2025, respectively. See “—Related party lease disclosure” for additional discussion.
(2)	Financing lease assets are recorded net of accumulated amortization of $3 million as of December 31, 2024 and March 31, 2025.

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(b)	Supplemental Information Related to Leases

Costs associated with operating and finance leases were included in the unaudited condensed consolidated statement of operations and comprehensive income (in thousands):

			Three Months Ended March 31,
Cost	Classification	Location	2024	2025
Operating lease cost	Statement of operations	Gathering, compression, processing and transportation	$422,068	395,121
Operating lease cost	Statement of operations	General and administrative	3,083	3,141
Operating lease cost	Statement of operations	Lease operating	21	225
Operating lease cost	Balance sheet	Proved properties (1)	33,412	7,399
Total operating lease cost			$458,584	405,886

Finance lease cost:
Amortization of right-of-use assets	Statement of operations	Depletion, depreciation and amortization	$430	409
Interest on lease liabilities	Statement of operations	Interest expense	148	118
Total finance lease cost			$578	527

Short-term lease payments			$29,443	42,906
(1)	Capitalized costs related to drilling and completion activities.

(c)	Supplemental Cash Flow Information Related to Leases

The following table presents the Company’s supplemental cash flow information related to leases (in thousands):

	Three Months Ended March 31,
	2024	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$350,925	390,822
Operating cash flows from finance leases	148	118
Investing cash flows from operating leases	27,976	4,510
Financing cash flows from finance leases	259	337

Noncash activities:
Right-of-use assets obtained in exchange for new operating lease obligations	$97,137	126,280
Increase (decrease) to existing right-of-use assets and lease obligations from operating lease modifications, net (1)	$4,511	(14,517)
(1)	During the three months ended March 31, 2024, the weighted average discount rate for remeasured operating leases decreased from 6.5% as of December 31, 2023 to 5.9% as of March 31, 2024. During the three months ended March 31, 2025, the weighted average discount rate for remeasured operating leases increased from 5.5% as of December 31, 2024 to 5.8% as of March 31, 2025.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(d)	Maturities of Lease Liabilities

The table below is a schedule of future minimum payments for operating and financing lease liabilities as of March 31, 2025 (in thousands):

	Operating Leases	Financing Leases	Total
Remainder of 2025	$487,591	1,356	488,947
2026	601,880	1,480	603,360
2027	486,784	459	487,243
2028	406,113	285	406,398
2029	322,110	35	322,145
Thereafter	657,786	—	657,786
Total lease payments	2,962,264	3,615	2,965,879
Less: imputed interest	(443,651)	(519)	(444,170)
Total	$2,518,613	3,096	2,521,709

(e)	Lease Term and Discount Rate

The following table sets forth the Company’s weighted average remaining lease term and discount rate:

	December 31, 2024		March 31, 2025
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term	6.0 years	2.1 years	6.0 years	2.4 years
Weighted average discount rate	5.5%	8.4%	5.6%	8.6%

(f)	Related Party Lease Disclosure

The Company has gathering and compression service agreements with Antero Midstream that include: (i) the second amended and restated gathering and compression agreement dated December 8, 2019 (the “2019 gathering and compression agreement”), (ii) a gathering and compression agreement from Antero Midstream’s acquisition in 2022 of certain Marcellus gathering and compression assets in an area of dedication (the “Marcellus gathering and compression agreement”) and (iii) a compression agreement from Antero Midstream’s acquisition in 2022 of certain Utica compressors (the “Utica compression agreement” and (iv) a gathering and compression agreement from Antero Midstream’s acquisition in the second quarter of 2024 of certain central Marcellus gathering and compression assets (the “Mountaineer gathering and compression agreement,” and together with the 2019 gathering and compression agreement, Marcellus gathering and compression agreement and the Utica compression agreement, the “gathering and compression agreements”). Pursuant to the gathering and compression agreements with Antero Midstream, the Company has dedicated substantially all of its current and future acreage in West Virginia, Ohio and Pennsylvania to Antero Midstream for gathering and compression services. The 2019 gathering and compression agreement, Marcellus gathering and compression agreement and Mountaineer gathering and compression agreement have initial terms through 2038, 2031 and 2026, respectively, and the Utica compression agreement has one remaining acreage dedication that expires in 2030. Upon expiration of the Marcellus gathering and compression agreement, Utica compression agreement and Mountaineer gathering and compression agreement, Antero Midstream will continue to provide gathering and compression services under the 2019 gathering and compression agreement.

Under the gathering and compression agreements, Antero Midstream receives a low pressure gathering fee per Mcf, a high pressure gathering fee per Mcf and a compression fee per Mcf, as applicable, subject to annual Consumer Price Index (“CPI”)-based adjustments. If and to the extent the Company requests that Antero Midstream construct new low pressure lines, high pressure lines and compressor stations, the 2019 gathering and compression agreement contains options at Antero Midstream’s election for either (i) minimum volume commitments that require Antero Resources to utilize or pay for 75% of the high pressure gathering capacity and 70% of the compression capacity of the requested capacity of such new construction for 10 years or (ii) a cost of service fee that allows the Antero Midstream to earn a 13% rate of return on such new construction over seven years. The Marcellus gathering and compression agreement provides for a minimum volume commitment that requires the Company to utilize or pay for 25% of the compression capacity for a period of 10 years from the in-service date. The Mountaineer gathering and compression agreement provides for monthly minimum compression and gathering fees for each compressor station or high pressure gathering line, respectively, for a period of 12 years commencing 90 days after such asset’s in-service date. As of March 31, 2025, the minimum volume commitments for the 2019 gathering and compression

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

agreement end in 2035, and the minimum compression and gathering fees for the Mountaineer gathering and compression agreement end in 2026. As of January 1, 2025, there were no minimum volume commitments under the Marcellus gathering and compression agreement.

Upon completion of the initial contract term, the 2019 gathering and compression agreement will continue in effect from year to year until such time as the agreement is terminated, effective upon an anniversary of the effective date of the agreement, by notice from either the Company or Antero Midstream to the other party on or before the 180th day prior to the anniversary of such agreement.

Gathering and compression fees paid by the Company related to these agreements were $199 million and $205 million for the three months ended March 31, 2024 and 2025, respectively. As of December 31, 2024 and March 31, 2025, $79 million and $85 million, respectively, was included within accounts payable, related parties on the condensed consolidated balance sheets as due to Antero Midstream related to these agreements.

(13) Commitments

The following table sets forth a schedule of future minimum payments for the Company’s contractual obligations, which include leases that have a lease term in excess of one year as of March 31, 2025 (in thousands):

		Processing,
		Gathering,
	Firm	Compression	Operating and	Imputed Interest
	Transportation	and Water Service	Financing Leases	for Leases	Other
	(a)	(b)	(c)	(c)	(d)	Total
Remainder of 2025	$921,186	46,245	390,119	98,828	4,809	1,461,187
2026	1,221,591	26,681	496,869	106,492	3,976	1,855,609
2027	1,214,389	25,392	406,624	80,618	375	1,727,398
2028	1,144,435	24,059	347,168	59,230	-	1,574,892
2029	790,531	23,550	280,716	41,428	-	1,136,225
Thereafter	3,691,333	65,245	600,213	57,574	-	4,414,365
Total	$8,983,465	211,172	2,521,709	444,170	9,160	12,169,676

(a)	Firm Transportation

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

(c)	Operating and Finance Leases, including Imputed Interest

The Company has obligations under contracts for services provided by drilling rigs and completion fleets, processing, gathering, and compression services agreements, and office and equipment leases. The values in the table represent the gross amounts that Antero Resources is committed to pay; however, the Company will record in its financial statements its

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

proportionate share of costs based on its working interests. See Note 12—Leases to the unaudited condensed consolidated financial statements for additional information.

(d)	Other

The Company has entered into various land acquisition and sand supply agreements. Certain of these agreements contain minimum payment obligations over various terms. The values in the table represent the minimum payments due under these arrangements. None of these agreements were determined to be leases.

(e)	Contract Terminations

The Company incurs costs associated with the delay or cancellation of certain contracts with third-parties. These costs are recorded in contract termination, loss contingency and settlements in the statements of operations and comprehensive income. There are no remaining payment obligations related to any delayed or cancelled contracts as of March 31, 2025.

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

The Company is subject to production taxes in the states in which it operates. The Company’s production tax filings in West Virginia for 2018 to 2020 tax years were subject to audit by the State of West Virginia. All assessments received in conjunction with this audit were recorded in the consolidated statements of operations and comprehensive net loss during the year ended December 31, 2024; however, the Company has filed an appeal with regard to such assessments. At this time, the Company believes the outcome of this matter will not have a material adverse effect on the Company’s unaudited condensed consolidated financial position, results of operations or cash flows.

(c)	Other

The Company is party to various other legal proceedings and claims in the ordinary course of its business. The Company believes that certain of these matters will be covered by insurance and that the outcome of other matters will not have a material adverse effect on the Company’s unaudited condensed consolidated financial position, results of operations or cash flows.

In addition, pending litigation against the Company and other similarly situated peer operators could have an impact on the methods for determining the amount of permitted post-production costs and types of costs that have been, and may be, deducted from royalty payments, among other things. While the amounts claimed could be material, the Company is unable to predict with certainty the ultimate outcome of such claims and proceedings. In a class action lawsuit to which the Company is a party, the U.S. District Court for the Northern District of West Virginia certified certain questions to the West Virginia Supreme Court (the “WVSC”). The WVSC answered the certified questions in November 2024, the effect of which would have broadened the scope of products for which the Company would owe royalties and would have also limited the amount of post-production costs the Company would be allowed to deduct from royalty payments made under certain of its leases. In December 2024, Antero petitioned the WVSC for rehearing on these certified questions, which stayed the issuance of the mandate required for the November 2024 opinion to take effect. The petition for rehearing was granted by the WVSC on

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2024. Oral argument on the matter was held before the WVSC on April 22, 2025, and we are currently awaiting a ruling. Rulings were recently received in two other cases to which the Company is a party, and where the plaintiffs alleged, and the court found, that certain post-production costs may not be deducted: a non-class action lawsuit in West Virginia and a class action lawsuit in Ohio. In each case, the alleged damages were not material. The Company continues to analyze how these decisions may impact other cases to which the Company is a party. At this time, the Company cannot predict how the foregoing issues may ultimately be resolved, and therefore is also unable to estimate any potential damages, if any, that may result. The Company accrues for litigation, claims and proceedings when liability is both probable and the amount can be reasonably estimated, and does not currently have any material amounts accrued with respect to its pending litigation matters.

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

The operating results and assets of the Company’s reportable segments were as follows (in thousands):

	Three Months Ended March 31, 2024
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream (1)	Affiliate	Total
Sales and revenues:
Third-party	$1,073,169	48,520	671	(671)	1,121,689
Intersegment	582	—	278,380	(278,380)	582
Total revenue	1,073,751	48,520	279,051	(279,051)	1,122,271

Operating expenses:
Lease operating	29,121	—	—	—	29,121
Gathering and compression	223,530	—	26,143	(26,143)	223,530
Processing	255,795	—	—	—	255,795
Transportation	192,956	—	—	—	192,956
Water handling	—	—	27,775	(27,775)	—
Production and ad valorem taxes	58,168	—	—	—	58,168
Marketing	—	59,813	—	—	59,813
General and administrative (excluding equity-based compensation)	39,785	—	11,894	(11,894)	39,785
Equity-based compensation	16,077	—	9,327	(9,327)	16,077
Facility idling	—	—	522	(522)	—
Depletion, depreciation and amortization	190,475	—	37,095	(37,095)	190,475
Impairment of property and equipment	5,190	—	—	—	5,190
Other (2)	3,622	—	44	(44)	3,622
Total operating expenses	1,014,719	59,813	112,800	(112,800)	1,074,532
Operating income (loss)	$59,032	(11,293)	166,251	(166,251)	47,739
Equity in earnings of unconsolidated affiliates	$23,347	—	27,530	(27,530)	23,347
Capital expenditures for segment assets	$222,449	—	35,073	(35,073)	222,449
(1)	Amounts reflect those recorded in Antero Midstream’s unaudited condensed consolidated financial statements.
(2)	Amounts include charges for exploration, accretion of asset retirement obligations, loss on settlement of asset retirement obligations, contract termination, loss contingency and settlements, loss (gain) on sale of assets and other operating expenses, as applicable, which represent segment operating expenses that are not considered significant.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended March 31, 2025
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream (1)	Affiliate	Total
Sales and revenues:
Third-party	$1,326,601	25,558	505	(505)	1,352,159
Intersegment	548	—	290,624	(290,624)	548
Total revenue	1,327,149	25,558	291,129	(291,129)	1,352,707

Operating expenses:
Lease operating	33,986	—	—	—	33,986
Gathering and compression	236,134	—	26,193	(26,193)	236,134
Processing	261,155	—	—	—	261,155
Transportation	197,728	—	—	—	197,728
Water handling	—	—	30,637	(30,637)	—
Production and ad valorem taxes	55,299	—	—	—	55,299
Marketing	—	42,770	—	—	42,770
General and administrative (excluding equity-based compensation)	47,300	—	10,622	(10,622)	47,300
Equity-based compensation	15,145	—	12,402	(12,402)	15,145
Facility idling	—	—	443	(443)	—
Depletion, depreciation and amortization	186,352	—	32,748	(32,748)	186,352
Impairment of property and equipment	5,618	—	817	(817)	5,618
Other (2)	(252)	—	44	(44)	(252)
Total operating expenses	1,038,465	42,770	113,906	(113,906)	1,081,235
Operating income (loss)	$288,684	(17,212)	177,223	(177,223)	271,472
Equity in earnings of unconsolidated affiliates	$28,661	—	28,020	(28,020)	28,661
Capital expenditures for segment assets	$206,145	—	30,528	(30,528)	206,145
(1)	Amounts reflect those recorded in Antero Midstream’s unaudited condensed consolidated financial statements.
(2)	Amounts include charges for exploration, accretion of asset retirement obligations, loss on settlement of asset retirement obligations, contract termination, loss contingency and settlements, loss (gain) on sale of assets and other operating expenses, as applicable, which represent segment operating expenses that are not considered significant.

The summarized assets of the Company’s reportable segments are as follows (in thousands):

	As of December 31, 2024
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream (1)	Affiliate	Total
Investments in unconsolidated affiliates	$231,048	—	603,956	(603,956)	231,048
Total assets	12,999,930	10,120	5,761,748	(5,761,748)	13,010,050
(1)	Amounts reflect those recorded in Antero Midstream’s condensed consolidated financial statements.

	As of March 31, 2025
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream (1)	Affiliate	Total
Investments in unconsolidated affiliates	$239,672	—	600,349	(600,349)	239,672
Total assets	13,040,550	8,771	5,752,118	(5,752,118)	13,049,321
(1)	Amounts reflect those recorded in Antero Midstream’s unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(17) Immaterial Correction of Prior Period Error

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

After considering the guidance in Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and FASB ASC Topic 250, Accounting Changes and Error Corrections, the Company evaluated the materiality of these amounts quantitatively and qualitatively and concluded that the error was not material to any of the Company’s prior annual or interim period financial statements. The unaudited condensed consolidated financial statements for the three months ended March 31, 2024 in this Quarterly Report on Form 10-Q, have been revised in accordance with SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, in order to reflect these corrections. The corrections reflect the adjustments to depletion, depreciation and amortization expense and income tax (expense) benefit described above, as well as the resulting adjustments to accumulated depletion, depreciation and amortization, deferred income tax liabilities, net and retained earnings (accumulated deficit). Retained earnings as of December 31, 2023 reflected in the accompanying consolidated statements of equity has been decreased by $80 million from its previously reported balance of $1.1 billion to the corrected balance of $1.1 billion to reflect the impact of correcting this error for the years ended December 31, 2021, 2022 and 2023. The correction of this error also impacted certain non-cash line items within the operating activities section of the consolidated statements of cash flows; however, these corrections did not change previously reported net cash provided by operating activities for any period.

In addition to correcting the unaudited condensed consolidated financial statements, we have also corrected the following notes to the unaudited condensed consolidated financial statements for the effects of this error: (i) Note 2 — Summary of Significant Accounting Policies and (ii) Note 16 — Reportable Segments.

The following table presents the effect of the corrections on selected line items from the previously reported unaudited condensed consolidated financial statements as of March 31, 2024 (in thousands, except per share amounts):

	Statement of Operations and Comprehensive Income
	Three Months Ended March 31, 2024
	As Previously		As
	Reported	Corrections	Corrected
Depletion, depreciation and amortization	$173,054	17,421	190,475
Total operating expenses	1,057,111	17,421	1,074,532
Operating income	65,160	(17,421)	47,739
Income before income taxes	58,320	(17,421)	40,899
Income tax expense	(10,033)	3,806	(6,227)
Net income, including noncontrolling interest	48,287	(13,615)	34,672
Net income and comprehensive income attributable to Antero Resources Corporation	36,345	(13,615)	22,730

Net income per common share—basic	$0.12	(0.05)	0.07
Net income per common share—diluted	$0.12	(0.05)	0.07

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

We have assembled a portfolio of long-lived properties that are characterized by what we believe to be low geologic risk and repeatability. Our drilling opportunities are focused in the Appalachian Basin. As of March 31, 2025, we held approximately 526,000 net acres in the Appalachian Basin.

Financing Highlights

Debt Repurchase Program

During the three months ended March 31, 2025, we redeemed the remaining $97 million aggregate principal amount of our 2026 Notes at a redemption price of 102.094% of the principal amount thereof, plus accrued and unpaid interest. In addition, we repurchased $19 million aggregate principal amount of our 2029 Notes through open market transactions at a weighted average price of 102.725% of the principal amount thereof, plus accrued and unpaid interest. See Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements for additional information.

Share Repurchase Program

During 2022, our Board of Directors authorized a share repurchase program that allows us to repurchase up to $2.0 billion of outstanding common stock. During the three months ended March 31, 2025, we repurchased approximately 0.3 million shares of our common stock through our share repurchase program at a total cost of $10 million. As of March 31, 2025, we have approximately $1.0 billion of capacity remaining under our share repurchase program. The shares may be repurchased from time to time in open market transactions, through privately negotiated transactions or by other means in accordance with federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will be determined by us at our discretion and will depend on a variety of factors, including the market price of our common stock, general market and economic conditions and applicable legal requirements.

Market Conditions and Business Trends

Commodity Markets

Prices for natural gas, NGLs and oil that we produce significantly impact our revenues and cash flows. Benchmark prices for natural gas and NGLs increased, while benchmark prices for oil decreased during the three months ended March 31, 2025 as compared to the same period of 2024. As a result of the higher benchmark natural gas and NGLs prices during the three months ended March 31, 2025, we experienced increased price realizations for these products between periods, partially offset by the effects of decreased benchmark oil prices on our oil price realizations as compared to the three months ended March 31, 2024. We monitor the economic factors that impact natural gas, NGLs and oil prices, including domestic and foreign supply and demand indicators, domestic and foreign commodity inventories, the actions of Organization of Petroleum Exporting Countries and other large producing nations and the current conflicts in Ukraine and in the Middle East, among others. In the current economic environment, we expect that commodity prices for some or all of the commodities we produce could remain volatile. This volatility is beyond our control and may adversely impact our business, financial condition, results of operations and future cash flows.

The following table details the average benchmark natural gas, NGLs and oil prices:

	Three Months Ended March 31,
	2024	2025
Henry Hub ($/Mcf) (1)	$2.24	3.65
Mont Belvieu Ethane ($/Bbl) (2)	8.07	11.46
Mont Belvieu C3+ NGLs ($/Bbl) (3)	42.75	43.99
West Texas Intermediate ($/Bbl) (4)	76.96	71.42
(1)	NYMEX first of month average natural gas price.
(2)	Intercontinental Exchange, Inc. (“ICE”) settlement ethane Oil Price Information Service (“OPIS”) futures average price for the front month contract as published on the last trading day of the month.
(3)	ICE settlement propane, isobutane, normal butane and natural gasoline OPIS futures average price for the front month contract as published on the last trading day of the month. Propane and isobutane reflect TET prices, and normal butane and natural gasoline reflect non-TET prices. Propane, isobutane, normal butane and natural gasoline futures prices are weighted to approximate Antero Resources’ average C3+ NGLs composition.
(4)	NYMEX calendar month average settled futures price.

Hedge Position

Antero Resources (Excluding Martica)

We are exposed to certain commodity price risks relating to our ongoing business operations, and we use derivative instruments when circumstances warrant to manage such risks. In addition, we periodically enter into contracts that contain embedded features that are required to be bifurcated and accounted for separately as derivatives. Due to our improved liquidity and leverage position as compared to historical levels, the percentage of our expected production that we hedge has decreased. For the three months ended March 31, 2024 and 2025, substantially all of our production was unhedged. Assuming our 2025 production is the same as our production in 2024, approximately 2% of our total production for 2025 is hedged through fixed price commodity swaps. As of March 31, 2025, the estimated fair value of our commodity derivative contracts was a net liability of $107 million. See Note 11—Derivative Instruments to the unaudited condensed consolidated financial statements for additional information.

Martica

Our consolidated VIE, Martica, also maintained a portfolio of fixed swap natural gas, NGLs and oil derivatives for the benefit of the noncontrolling interests in Martica. As such, all gains and losses attributable to Martica’s derivative portfolio were fully attributable to the noncontrolling interests in Martica. During the three months ended March 31, 2025, all of Martica’s derivative contracts expired, and as of March 31, 2025, Martica’s had no derivative instruments. See Note 11—Derivative Instruments to the unaudited condensed consolidated financial statements for additional information.

Economic Indicators

The economy experienced elevated inflation levels as a result of global supply and demand imbalances, where global demand outpaced supplies beginning in 2021 and continuing through 2024. In order to manage the inflation risk present in the United States’ economy, the Federal Reserve utilized monetary policy in the form of interest rate increases beginning in March 2022 in an effort to bring the inflation rate in line with its stated goal of 2% on a long-term basis. Between March 2022 and July 2023, the Federal Reserve increased the federal funds interest rate by 5.25%. During the second half of 2024, inflation rates began to approach the Federal Reserve’s stated goal of 2%, and the Federal Reserve decreased the federal funds rate by 1.0% between September and December 2024. While inflationary pressures in the United States’ economy have begun to subside, it is uncertain what impact recent tariff activity by the United States and foreign governments will have on inflation.

The economy also continues to be impacted by the effects of global events. These events have often caused global supply chain disruptions with additional pressure due to trade sanctions, tariffs and other global trade restrictions, among others. While our supply chain has not experienced any significant interruptions as a result of such events, there can be no assurance that we will not experience interruptions in the future.

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

Results of Operations

We have three reportable segments: (i) the exploration, development and production of natural gas, NGLs and oil; (ii) marketing and utilization of excess firm transportation capacity; and (iii) midstream services through our equity method investment in Antero Midstream. Revenues from Antero Midstream’s operations were primarily derived from intersegment transactions for services provided to our exploration and production operations by Antero Midstream. All intersegment transactions were eliminated upon consolidation, including revenues from water handling services provided by Antero Midstream, which we capitalized as proved property development costs. Marketing revenues are primarily derived from activities to purchase and sell third-party natural gas and NGLs and to market and utilize excess firm transportation capacity. See Note 16—Reportable Segments to our unaudited condensed consolidated financial statements for additional information.

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2025

The operating results of our reportable segments were as follows (in thousands):

	Three Months Ended March 31, 2024
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream (1)	Affiliate	Total
Revenue and other:
Natural gas sales	$474,133	—	—	—	474,133
Natural gas liquids sales	517,862	—	—	—	517,862
Oil sales	64,717	—	—	—	64,717
Commodity derivative fair value gains	9,446	—	—	—	9,446
Gathering, compression and water handling	—	—	279,051	(279,051)	—
Marketing	—	48,520	—	—	48,520
Amortization of deferred revenue, VPP	6,738	—	—	—	6,738
Other revenue and income	855	—	—	—	855
Total revenue	1,073,751	48,520	279,051	(279,051)	1,122,271

Operating expenses:
Lease operating	29,121	—	—	—	29,121
Gathering and compression	223,530	—	26,143	(26,143)	223,530
Processing	255,795	—	—	—	255,795
Transportation	192,956	—	—	—	192,956
Water handling	—	—	27,775	(27,775)	—
Production and ad valorem taxes	58,168	—	—	—	58,168
Marketing	—	59,813	—	—	59,813
Exploration	602	—	—	—	602
General and administrative (excluding equity-based compensation)	39,785	—	11,894	(11,894)	39,785
Equity-based compensation	16,077	—	9,327	(9,327)	16,077
Depletion, depreciation and amortization	190,475	—	37,095	(37,095)	190,475
Impairment of property and equipment	5,190	—	—	—	5,190
Accretion of asset retirement obligations	776	—	—	—	776
Loss on sale of assets	188	—	—	—	188
Contract termination, loss contingency, settlements and other operating expenses	2,056	—	566	(566)	2,056
Total operating expenses	1,014,719	59,813	112,800	(112,800)	1,074,532
Operating income (loss)	$59,032	(11,293)	166,251	(166,251)	47,739

Equity in earnings of unconsolidated affiliates	$23,347	—	27,530	(27,530)	23,347
(1)	Amounts reflect those recorded in Antero Midstream’s unaudited condensed consolidated financial statements.

	Three Months Ended March 31, 2025
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream (1)	Affiliate	Total
Revenue and other:
Natural gas sales	$780,005	—	—	—	780,005
Natural gas liquids sales	561,432	—	—	—	561,432
Oil sales	50,335	—	—	—	50,335
Commodity derivative fair value losses	(71,671)	—	—	—	(71,671)
Gathering, compression and water handling	—	—	291,129	(291,129)	—
Marketing	—	25,558	—	—	25,558
Amortization of deferred revenue, VPP	6,230	—	—	—	6,230
Other revenue and income	818	—	—	—	818
Total revenue	1,327,149	25,558	291,129	(291,129)	1,352,707

Operating expenses:
Lease operating	33,986	—	—	—	33,986
Gathering and compression	236,134	—	26,193	(26,193)	236,134
Processing	261,155	—	—	—	261,155
Transportation	197,728	—	—	—	197,728
Water handling	—	—	30,637	(30,637)	—
Production and ad valorem taxes	55,299	—	—	—	55,299
Marketing	—	42,770	—	—	42,770
Exploration	668	—	—	—	668
General and administrative (excluding equity-based compensation)	47,300	—	10,622	(10,622)	47,300
Equity-based compensation	15,145	—	12,402	(12,402)	15,145
Depletion, depreciation and amortization	186,352	—	32,748	(32,748)	186,352
Impairment of property and equipment	5,618	—	817	(817)	5,618
Accretion of asset retirement obligations	939	—	—	—	939
Gain on sale of assets	(575)	—	—	—	(575)
Contract termination, loss contingency, settlements and other operating expenses	(1,284)	—	487	(487)	(1,284)
Total operating expenses	1,038,465	42,770	113,906	(113,906)	1,081,235
Operating income (loss)	$288,684	(17,212)	177,223	(177,223)	271,472

Equity in earnings of unconsolidated affiliates	$28,661	—	28,020	(28,020)	28,661
(1)	Amounts reflect those recorded in Antero Midstream’s unaudited condensed consolidated financial statements.

Exploration and Production Segment

The following table sets forth selected operating data of the exploration and production segment:

	Three Months Ended		Amount of
	March 31,		Increase	Percent
	2024	2025	(Decrease)	Change
Production data (1) (2):
Natural gas (Bcf)	202	195	(7)	(3)%
C2 Ethane (MBbl)	6,760	7,442	682	10%
C3+ NGLs (MBbl)	10,564	10,229	(335)	(3)%
Oil (MBbl)	1,035	852	(183)	(18)%
Combined (Bcfe)	312	306	(6)	(2)%
Daily combined production (MMcfe/d)	3,426	3,397	(29)	(1)%
Average prices before effects of derivative settlements (3):
Natural gas (per Mcf)	$2.35	4.01	1.66	71%
C2 Ethane (per Bbl) (4)	$9.32	12.70	3.38	36%
C3+ NGLs (per Bbl)	$43.05	45.65	2.60	6%
Oil (per Bbl)	$62.53	59.08	(3.45)	(6)%
Weighted Average Combined (per Mcfe)	$3.39	4.55	1.16	34%
Average realized prices after effects of derivative settlements (3):
Natural gas (per Mcf)	$2.36	3.95	1.59	67%
C2 Ethane (per Bbl) (4)	$9.32	12.70	3.38	36%
C3+ NGLs (per Bbl)	$43.03	45.65	2.62	6%
Oil (per Bbl)	$62.39	58.97	(3.42)	(5)%
Weighted Average Combined (per Mcfe)	$3.39	4.52	1.13	33%
Average costs (per Mcfe):
Lease operating	$0.09	0.11	0.02	22%
Gathering and compression	$0.72	0.77	0.05	7%
Processing	$0.82	0.85	0.03	4%
Transportation	$0.62	0.65	0.03	5%
Production and ad valorem taxes	$0.19	0.18	(0.01)	(5)%
Marketing expense, net	$0.04	0.06	0.02	50%
General and administrative (excluding equity-based compensation)	$0.13	0.15	0.02	15%
Depletion, depreciation, amortization and accretion	$0.61	0.61	—	*

*Not meaningful

(1)	Production data excludes volumes related to the VPP.
(2)	Oil and NGLs production was converted at 6 Mcf per Bbl to calculate total Bcfe production and per Mcfe amounts. This ratio is an estimate of the equivalent energy content of the products and may not reflect their relative economic value.
(3)	Average prices reflect the before and after effects of our settled commodity derivatives. Our calculation of such after effects includes gains (losses) on settlements of commodity derivatives, which do not qualify for hedge accounting because we do not designate or document them as hedges for accounting purposes.
(4)	The average realized price for the three months ended March 31, 2024 includes $2 million of proceeds related to a take-or-pay contract. Excluding the effect of these proceeds, the average realized price for ethane before and after the effects of derivatives for the three months ended March 31, 2024 would have been $9.07 per Bbl.

Natural gas sales. Revenues from sales of natural gas increased from $474 million for the three months ended March 31, 2024 to $780 million for the three months ended March 31, 2025, an increase of $306 million, or 65%. Higher commodity prices (excluding the effects of derivative settlements) during the three months ended March 31, 2025 accounted for an approximate $322 million increase in year-over-year natural gas sales revenue (calculated as the change in the year-to-year average price times current year production volumes). Lower natural gas production volumes accounted for an approximate $16 million decrease in year-over-year natural gas sales revenue (calculated as the change in year-to-year volumes times the prior year average price).

NGLs sales. Revenues from sales of NGLs increased from $518 million for the three months ended March 31, 2024 to $561 million for the three months ended March 31, 2025, an increase of $43 million, or 8%. Higher commodity prices (excluding the effects of derivative settlements) during the three months ended March 31, 2025 accounted for an approximate $51 million increase in year-over-year revenues (calculated as the change in the year-to-year average price times current year production volumes). Lower C3+ NGLs production volumes accounted for an approximate $14 million decrease in year-over-year NGLs revenues (calculated as the change in year-to-year volumes times the prior year average price), partially offset by higher ethane production volumes that accounted for an approximate $6 million increase in year-over-year NGLs revenues (calculated as the change in year-to-year volumes times the prior year average price).

Oil sales. Revenues from sales of oil decreased from $65 million for the three months ended March 31, 2024 to $50 million for the three months ended March 31, 2025, a decrease of $15 million, or 22%. Lower oil production volumes during the three months ended March 31, 2025 accounted for an approximate $12 million decrease in year-over-year oil revenues (calculated as the change in year-to-year volumes times the prior year average price). Lower oil prices, excluding the effects of derivative settlements, accounted for an approximate $3 million decrease in year-over-year oil revenues (calculated as the change in the year-to-year average price times current year production volumes).

Commodity derivative fair value gains (losses). Our commodity derivatives included variable price swap contracts, swaptions, basis swap contracts, call options and embedded put options. Because we do not designate these derivatives as accounting hedges, they do not receive hedge accounting treatment. Consequently, all mark-to-market gains or losses, as well as cash receipts or payments on settled derivative instruments, are recognized in our statements of operations. For the three months ended March 31, 2024 and 2025, our commodity hedges resulted in derivative fair value gains of $9 million and fair value losses of $72 million, respectively. For the three months ended March 31, 2024, commodity derivative fair value gains included $1 million of net cash proceeds on settled commodity derivatives gains. For the three months ended March 31, 2025, commodity derivative fair value losses included $11 million of net cash payments for settled derivative losses.

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

Amortization of deferred revenue, VPP. Amortization of deferred revenues associated with the VPP decreased from $7 million for the three months ended March 31, 2024 to $6 million for the three months ended March 31, 2025, a decrease of $1 million or 8%, primarily due to lower production volumes attributable to the VPP properties between periods. Amortization of the deferred revenues associated with the VPP are recognized as the production volumes are delivered at $1.61 per MMBtu over the contractual term.

Lease operating expense. Lease operating expense increased from $29 million, or $0.09 per Mcfe, for the three months ended March 31, 2024 to $34 million, or $0.11 per Mcfe, for the three months ended March 31, 2025, primarily due to higher oilfield service costs and workover expense during the three months ended March 31, 2025, partially offset by lower water disposal costs between periods.

Gathering, compression, processing and transportation expense. Gathering, compression, processing and transportation expense increased from $672 million for the three months ended March 31, 2024 to $695 million for the three months ended March 31, 2025, an increase of $23 million, or 3%. This fluctuation was primarily a result of the following:

●	Gathering and compression costs on a per unit basis increased from $0.72 per Mcfe for the three months ended March 31, 2024 to $0.77 per Mcfe for the three months ended March 31, 2025, primarily due to increased fuel costs as a result of higher natural gas prices and annual CPI-based adjustments between periods.
●	Processing costs on a per unit basis increased from $0.82 per Mcfe for the three months ended March 31, 2024 to $0.85 per Mcfe for the three months ended March 31, 2025, primarily due to increased costs for NGLs processing and transportation, which includes an annual CPI-based adjustment during the first quarter of 2025, and higher NGLs transportation fees between periods.
●	Transportation costs on a per unit basis increased from $0.62 per Mcfe for the three months ended March 31, 2024 to $0.65 per Mcfe for the three months ended March 31, 2025, primarily due to higher demand fees and higher fuel costs as a result of higher natural gas prices between periods.

Production and ad valorem tax expense.  Production and ad valorem taxes decreased from $58 million for the three months ended March 31, 2024 to $55 million for the three months ended March 31, 2025, a decrease of $3 million, or 5%, primarily due to lower production volumes between periods, partially offset by higher natural gas prices during the three months ended March 31, 2025. Production and ad valorem taxes as a percentage of natural gas revenues decreased from 12% for the three months ended March 31, 2024 to 7% for the three months ended March 31, 2025, primarily as a result of lower ad valorem taxes, which 2024 West Virginia ad valorem taxes were based on commodity prices during 2022 and 2025 West Virginia ad valorem taxes are based on commodity prices during 2023.

General and administrative expense. General and administrative expense (excluding equity-based compensation expense) increased from $40 million for the three months ended March 31, 2024 to $47 million for three months ended March 31, 2025, an increase of $7 million, or 19%, primarily due to higher professional service fees between periods. General and administrative expense on a per unit basis (excluding equity-based compensation) increased from $0.13 per Mcfe for the three months ended March 31, 2024 to $0.15 per Mcfe for the three months ended March 31, 2025 primarily as a result of higher overall costs and lower production volumes between periods.

Equity-based compensation expense. Non-cash equity-based compensation expense remained relatively consistent at $16 million and $15 million for the three months ended March 31, 2024 and 2025, respectively. See Note 9—Equity-Based Compensation to the unaudited condensed consolidated financial statements for additional information.

Depletion, depreciation and amortization expense. DD&A expense remained relatively consistent at $190 million, or $0.61 per Mcfe, and $186 million, or $0.61 per Mcfe, for the three months ended March 31, 2024 and 2025, respectively.

Impairment of property and equipment. Impairment of oil and gas properties remained relatively consistent at $5 million for the three months ended March 31, 2024 and $6 million for the three months ended March 31, 2025. During both periods, we recognized impairments primarily related to expiring leases as well as design and initial costs related to pads we no longer plan to place into service.

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

Net marketing expense increased from $11 million, or $0.04 per Mcfe, for the three months ended March 31, 2024 to $17 million, or $0.06 per Mcfe, for the three months ended March 31, 2025, primarily due to higher firm transportation tariffs and pipeline maintenance between periods.

Marketing revenue. Marketing revenue decreased from $49 million for the three months ended March 31, 2024 to $26 million for the three months ended March 31, 2025, a decrease of $23 million, or 47%. This fluctuation primarily resulted from the following:

●	Natural gas marketing revenue decreased by $8 million between periods primarily due to lower natural gas marketing volumes.
●	Oil marketing revenue decreased by $14 million between periods primarily due to lower oil marketing volumes and prices. Lower oil marketing volumes accounted for a $8 million decrease in year-over-year marketing revenues (calculated as the change in year-to-year volumes times the prior year average price), and lower oil prices accounted for a $6 million decrease in year-over-year marketing revenues (calculated as the change in the year-to-year average price times current year marketing volumes).
●	NGLs marketing revenue decreased by $1 million between periods primarily due lower C3+ NGLs marketing volumes, partially offset by higher ethane marketing volumes and prices.

Marketing expense. Marketing expense decreased from $60 million for the three months ended March 31, 2024 to $43 million for the three months ended March 31, 2025, a decrease of $17 million, or 28%. Marketing expense includes the cost of third-party purchased natural gas, NGLs and oil as well as firm transportation costs, including costs related to current excess firm capacity. The cost of third-party natural gas, NGLs and oil purchases decreased $7 million, $1 million and $13 million between periods, respectively. The total cost of third-party commodity purchases decreased primarily due to lower marketing volumes between periods, partially offset by higher natural gas, NGLs and oil prices during the three months ended March 31, 2025. Firm transportation costs increased from $17 million for the three months ended March 31, 2024 to $21 million, an increase of $4 million or 23%, for the three months ended March 31, 2025, primarily due to the increase in firm transportation tariffs and pipeline maintenance between periods.

Antero Midstream Segment

Antero Midstream revenue. Revenue from the Antero Midstream segment increased from $279 million for the three months ended March 31, 2024 to $291 million for the three months ended March 31, 2025, an increase of $12 million. This increase is primarily due to higher gathering and processing revenues of $11 million and higher water handling revenues of $1 million. The increased gathering and processing revenues between periods is primarily a result of increased throughput and annual CPI-based gathering and compression rate adjustments between periods. The increased water handling revenues between periods is primarily due to higher other fluid handling volumes, cost of service fees for blending and high-rate transfer services and wastewater handling costs, partially offset by decreased fresh water delivery volumes during the three months ended March 31, 2025.

Antero Midstream operating expense. Total operating expense related to the Antero Midstream segment remained relatively consistent at $113 million for the three months ended March 31, 2024 and $114 million for the three months ended March 31, 2025.

Items Not Allocated to Segments

Interest expense. Interest expense decreased from $30 million for the three months ended March 31, 2024 to $23 million for the three months ended March 31, 2025, a decrease of $7 million or 23%, primarily due to the redemption or repurchase of $116 million aggregate principal amount of our Senior Notes and the conversion of $26 million aggregate principal amount of our 2026 Convertible Notes between periods and lower average Credit Facility borrowings and interest rates during the three months ended March 31, 2025.

Income tax expense. For the three months ended March 31, 2024, we had income tax expense of $6 million, with an effective tax rate of 15%, related to our income before income taxes of $41 million. For the three months ended March 31, 2025, we had an income tax expense of $54 million, with an effective tax rate of 20%, related to our income before income taxes of $274 million. The increase in the effective tax rate between periods was primarily due to the effects of noncontrolling interests and stock compensation expense.

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

Based on strip prices as of March 31, 2025, we believe that net cash provided by operating activities and available borrowings under the Credit Facility will be sufficient to meet our cash requirements, including normal operating needs, debt service obligations, capital expenditures and commitments and contingencies for at least the next 12 months.

Cash Flows

The following table summarizes our cash flows (in thousands):

	Three Months Ended March 31,
	2024	2025
Net cash provided by operating activities	$261,610	457,739
Net cash used in investing activities	(226,810)	(207,891)
Net cash used in financing activities	(34,800)	(249,848)
Net increase in cash and cash equivalents	$—	—

Operating activities. Net cash provided by operating activities was $262 million and $458 million for the three months ended March 31, 2024 and 2025, respectively. Net cash provided by operating activities increased between periods primarily due to higher natural gas and NGLs prices and lower interest expense, partially offset by changes in working capital, higher net marketing expense and lower oil revenues between periods.

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

Investing activities. Net cash used in investing activities decreased from $227 million for the three months ended March 31, 2024 to $208 million for the three months ended March 31, 2025, primarily due to lower well completions between periods and decreased drilling activity during the three months ended March 31, 2025.

Financing activities. Net cash used in financing activities increased from $35 million for the three months ended March 31, 2024 to $250 million for the three months ended March 31, 2025. The increase in net cash used in financing activities between periods is primarily due to Senior Note redemptions and repurchases of $118 million during the three months ended March 31, 2025, higher net repayments on our Credit Facility of $87 million, share repurchases of $10 million during the three months ended March 31, 2025 and increased payments of employee tax withholdings for the settlement of equity-based compensation awards of $7 million, partially offset by decreased distributions to the noncontrolling interests in Martica of $7 million between periods.

2025 Capital Budget and Capital Spending

On February 12, 2025, we announced a net capital budget for 2025 of $725 million to $800 million. Our budget includes: a range of $650 million to $700 million for drilling and completion and $75 million to $100 million for leasehold expenditures. We do not budget for acquisitions. During 2025, we plan to complete 60 to 65 net horizontal wells in the Appalachian Basin. We periodically review our capital expenditures and adjust our budget and its allocation based on liquidity, drilling results, leasehold acquisition opportunities and commodity prices.

For the three months ended March 31, 2025, our total consolidated capital expenditures were $188 million, including drilling and completion costs of $157 million, leasehold acquisitions of $30 million and other capital expenditures of $1 million.

Debt Agreements

See Note 7—Long Term Debt to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2024 Form 10-K for information on our debt agreements.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in Note 2—Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements. The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent liabilities. Accounting estimates and assumptions are considered to be critical if there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the reported amounts in our unaudited condensed consolidated financial statements that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our unaudited condensed consolidated financial statements. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2024 Form 10-K for information on our critical accounting estimates.

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

Based on future prices as of March 31, 2025, the estimated undiscounted future net cash flows exceeded the carrying amount and no further evaluation was required. We have not recorded any impairment expenses associated with our proved properties during the three months ended March 31, 2024 and 2025.

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

Off-Balance Sheet Arrangements

See Note 13—Commitments to the unaudited condensed consolidated financial statements for information on off balance sheet arrangements.

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

We may enter into financial derivative instruments for a portion of our natural gas, NGLs and oil production when circumstances warrant and management believes that favorable future prices can be secured in order to mitigate some of the potential negative impact on our cash flows caused by changes in commodity prices. Due to our improved liquidity and leverage position as compared to historical levels, the percentage of our expected production that we hedge has decreased. For the three months ended March 31, 2024 and 2025, substantially all of our production was unhedged.

Our financial hedging activities may include commodity derivative instruments that are intended to support natural gas, NGLs and oil prices at targeted levels and to manage our exposure to price risk associated with our production. These contracts may include commodity price swaps whereby we will receive a fixed price and pay a variable market price to the contract counterparty, collars that set a floor and ceiling price for the hedged production, basis differential swaps or call or embedded put options, among others. These contracts are financial instruments and do not require or allow for physical delivery of the hedged commodity. As of March 31, 2025, our commodity derivatives included fixed swaps, collars, call options and embedded put options at index-based pricing for a nominal portion of our production. See Note 11—Derivative Instruments to our unaudited condensed consolidated financial statements for additional information.

Based on our production and our derivative instruments that settled during the three months ended March 31, 2025, our revenues would have decreased by $37 million for each $0.10 decrease per MMBtu in natural gas prices and $1.00 decrease per Bbl in oil and NGLs prices, excluding the effects of changes in the fair value of our derivative positions which remain open as of March 31, 2025.

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

Mark-to-market adjustments of derivative instruments cause earnings volatility but have no cash flow impact relative to changes in market prices until the derivative contracts are settled or monetized prior to settlement. We expect continued volatility in the fair value of our derivative instruments. Our cash flows are impacted when the associated derivative contracts are settled or monetized by making or receiving payments to or from the counterparty. As of December 31, 2024 and March 31, 2025, the estimated fair value of our commodity derivative instruments was a net liability of $47 million and $107 million, respectively, comprised of current and noncurrent assets and liabilities.

Counterparty and Customer Credit Risk

Our principal exposures to credit risk are through receivables resulting from the following: the sale of our natural gas, NGLs and oil production ($513 million as of March 31, 2025), which we market to energy companies, end users and refineries, and commodity derivative contracts ($1 million as of March 31, 2025).

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

In addition, we are exposed to the credit risk of our counterparties for our derivative instruments. Credit risk is the potential failure of a counterparty to perform under the terms of a derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions that management deems to be competent and competitive market makers. The creditworthiness of our counterparties is subject to periodic review. As of March 31, 2025, we have commodity hedges in place with five different counterparties, four of which are lenders under the Unsecured Credit Facility. As of March 31, 2025, we did not have any commodity derivative assets with bank counterparties under our Unsecured Credit Facility. The estimated fair value of our commodity derivative assets has been risk-adjusted using a discount rate based upon the counterparties’ respective published credit default swap rates (if available, or if not available, a discount rate based on the applicable Reuters bond rating) as of March 31, 2025. We believe that all of the counterparties to our derivative instruments are acceptable credit risks as of March 31, 2025. We are not required to provide credit support or collateral to any of our counterparties under our derivative contracts, nor are they required to provide credit support to us. As of March 31, 2025, we did not have any past-due receivables from, or payables to, any of the counterparties to our derivative contracts.

Interest Rate Risks

Our primary exposure to interest rate risk results from outstanding borrowings under the Credit Facility, which has a floating interest rate. The average annualized interest rate incurred on the Credit Facility for borrowings during the three months ended March 31, 2025 was 6.0%. We estimate that a 1.0% increase in the applicable average interest rates for the three months ended March 31, 2025 would have resulted in an estimated $1 million increase in interest expense.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2025 at a level of reasonable assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this item is included in Note 14—Contingencies to our unaudited condensed consolidated financial statements and is incorporated herein.

Item 1A. Risk Factors

We are subject to certain risks and hazards due to the nature of the business activities we conduct. For a discussion of these risks, see “Item 1A.  Risk Factors” in the 2024 Form 10-K. There have been no material changes to the risks described in such report. We may experience additional risks and uncertainties not currently known to us. Furthermore, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect us.

Item 2. Unregistered Sales of Equity Securities

Issuer Purchases of Equity Securities

The following table sets forth our share purchase activity for each period presented:

			Total Number	Approximate
			of Shares	Dollar Value
			Repurchased	of Shares
			as Part of	that May
	Total Number		Publicly	Yet be Purchased
	of Shares	Average Price	Announced	Under the Plan (2)
Period	Purchased (1)	Paid Per Share	Plans	($ in thousands)
January 1, 2025 - January 31, 2025	1,835	$40.23	—	$1,050,901
February 1, 2025 - February 28, 2025	120,142	37.35	—	1,050,901
March 1, 2025 - March 31, 2025	629,357	34.69	280,448	1,040,807
Total	751,334	$35.13	280,448
(1)	The total number of shares purchased includes shares of our common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of equity-based awards held by our employees.
(2)	On February 15, 2022, our Board of Directors authorized a share repurchase program to opportunistically repurchase up to $1.0 billion of shares of our outstanding common stock. On October 25, 2022, our Board of Directors authorized a $1.0 billion increase to our share repurchase program to allow us to repurchase up to an aggregate of $2.0 billion of our outstanding common stock.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
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

10.1*	Form of Performance Share Unit Grant Notice and Performance Share Unit Agreement under the Amended and Restated Antero Resources Corporation 2020 Long-Term Incentive Plan.
31.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350).
101*

The following financial information from this Quarterly Report on Form 10-Q of Antero Resources Corporation for the quarter ended March 31, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

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

ANTERO RESOURCES CORPORATION

By:	/s/ MICHAEL N. KENNEDY
Michael N. Kennedy
Chief Financial Officer and Senior Vice President – Finance

Date:	April 30, 2025