Form 10-Q
period 2025-06-30
ANTERO RESOURCES Corp
filed 2025-07-30
CIK 1433270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Number of shares of the registrant’s common stock outstanding as of July 25, 2025 (in thousands): 308,931

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

PART I—FINANCIAL INFORMATION

ANTERO RESOURCES CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

		(Unaudited)
	December 31,	June 30,
	2024	2025
Assets
Current assets:
Accounts receivable	$34,413	31,650
Accrued revenue	453,613	367,895
Derivative instruments	1,050	1,137
Prepaid expenses	12,423	9,591
Other current assets	6,047	17,261
Total current assets	507,546	427,534
Property and equipment:
Oil and gas properties, at cost (successful efforts method):
Unproved properties	879,483	883,170
Proved properties	14,395,680	14,540,908
Gathering systems and facilities	5,802	5,802
Other property and equipment	105,871	109,318
	15,386,836	15,539,198
Less accumulated depletion, depreciation and amortization	(5,699,286)	(5,883,318)
Property and equipment, net	9,687,550	9,655,880
Operating leases right-of-use assets	2,549,398	2,397,054
Derivative instruments	1,296	947
Investment in unconsolidated affiliate	231,048	249,163
Other assets	33,212	35,495
Total assets	$13,010,050	12,766,073
Liabilities and Equity
Current liabilities:
Accounts payable	$62,213	39,901
Accounts payable, related parties	111,066	107,293
Accrued liabilities	402,591	312,832
Revenue distributions payable	315,932	364,053
Derivative instruments	31,792	34,019
Short-term lease liabilities	493,894	514,292
Deferred revenue, VPP	25,264	24,390
Other current liabilities	3,175	7,949
Total current liabilities	1,445,927	1,404,729
Long-term liabilities:
Long-term debt	1,489,230	1,098,669
Deferred income tax liability, net	693,341	795,816
Derivative instruments	17,233	15,635
Long-term lease liabilities	2,050,337	1,878,718
Deferred revenue, VPP	35,448	23,794
Other liabilities	62,001	64,205
Total liabilities	5,793,517	5,281,566
Commitments and contingencies
Equity:
Stockholders' equity:
Preferred stock, $0.01 par value; authorized - 50,000 shares; none issued	—	—
Common stock, $0.01 par value; authorized - 1,000,000 shares; 311,165 and 309,869 shares issued and outstanding as of December 31, 2024 and June 30, 2025, respectively	3,111	3,098
Additional paid-in capital	5,909,373	5,867,226
Retained earnings	1,109,166	1,435,298
Total stockholders' equity	7,021,650	7,305,622
Noncontrolling interests	194,883	178,885
Total equity	7,216,533	7,484,507
Total liabilities and equity	$13,010,050	12,766,073

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,
	2024	2025
Revenue and other:
Natural gas sales	$374,568	688,753
Natural gas liquids sales	489,191	480,757
Oil sales	63,458	33,700
Commodity derivative fair value gains (losses)	(5,585)	53,409
Marketing	49,418	33,743
Amortization of deferred revenue, VPP	6,739	6,298
Other revenue and income	865	833
Total revenue	978,654	1,297,493
Operating expenses:
Lease operating	29,759	37,244
Gathering, compression, processing and transportation	663,442	701,722
Production and ad valorem taxes	41,933	34,830
Marketing	70,807	51,988
Exploration	643	648
General and administrative (including equity-based compensation expense of $17,151 and $15,855 in 2024 and 2025, respectively)	59,428	57,183
Depletion, depreciation and amortization	188,633	187,589
Impairment of property and equipment	313	6,297
Accretion of asset retirement obligations	780	942
Contract termination, loss contingency and settlements	3,009	13,596
Loss (gain) on sale of assets	(18)	546
Other operating expense	11	25
Total operating expenses	1,058,740	1,092,610
Operating income (loss)	(80,086)	204,883
Other income (expense):
Interest expense, net	(32,681)	(19,954)
Equity in earnings of unconsolidated affiliate	20,881	30,563
Loss on early extinguishment of debt	—	(729)
Total other income (expense)	(11,800)	9,880
Income (loss) before income taxes	(91,886)	214,763
Income tax benefit (expense)	17,288	(48,190)
Net income (loss) and comprehensive income (loss) including noncontrolling interests	(74,598)	166,573
Less: net income and comprehensive income attributable to noncontrolling interests	5,208	9,988
Net income (loss) and comprehensive income (loss) attributable to Antero Resources Corporation	$(79,806)	156,585

Net income (loss) per common share—basic	$(0.26)	0.50
Net income (loss) per common share—diluted	$(0.26)	0.50

Weighted average number of common shares outstanding:
Basic	310,806	310,323
Diluted	310,806	313,184

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(In thousands, except per share amounts)

	Six Months Ended June 30,
	2024	2025
Revenue and other:
Natural gas sales	$848,701	1,468,758
Natural gas liquids sales	1,007,053	1,042,189
Oil sales	128,175	84,035
Commodity derivative fair value gains (losses)	3,861	(18,262)
Marketing	97,938	59,301
Amortization of deferred revenue, VPP	13,477	12,528
Other revenue and income	1,720	1,651
Total revenue	2,100,925	2,650,200
Operating expenses:
Lease operating	58,880	71,230
Gathering, compression, processing and transportation	1,335,723	1,396,739
Production and ad valorem taxes	100,101	90,129
Marketing	130,620	94,758
Exploration	1,245	1,316
General and administrative (including equity-based compensation expense of $33,228 and $31,000 in 2024 and 2025, respectively)	115,290	119,628
Depletion, depreciation and amortization	379,108	373,941
Impairment of property and equipment	5,503	11,915
Accretion of asset retirement obligations	1,556	1,881
Contract termination, loss contingency and settlements	5,048	12,288
Loss (gain) on sale of assets	170	(29)
Other operating expense	28	49
Total operating expenses	2,133,272	2,173,845
Operating income (loss)	(32,347)	476,355
Other income (expense):
Interest expense, net	(62,868)	(43,322)
Equity in earnings of unconsolidated affiliate	44,228	59,224
Loss on early extinguishment of debt	—	(3,628)
Total other income (expense)	(18,640)	12,274
Income (loss) before income taxes	(50,987)	488,629
Income tax benefit (expense)	11,061	(102,590)
Net income (loss) and comprehensive income (loss) including noncontrolling interests	(39,926)	386,039
Less: net income and comprehensive income attributable to noncontrolling interests	17,150	21,483
Net income (loss) and comprehensive income (loss) attributable to Antero Resources Corporation	$(57,076)	364,556

Net income (loss) per common share—basic	$(0.19)	1.17
Net income (loss) per common share—diluted	$(0.19)	1.16

Weighted average number of common shares outstanding:
Basic	307,875	310,822
Diluted	307,875	314,096

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands)

			Additional
	Common Stock		Paid-in	Retained	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Interests	Equity
Balances, December 31, 2023	303,544	$3,035	5,846,541	1,051,940	232,698	7,134,214
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	552	6	(9,030)	—	—	(9,024)
Conversion of 2026 Convertible Notes	6,074	61	25,990	—	—	26,051
Equity-based compensation	—	—	16,077	—	—	16,077
Distributions to noncontrolling interests	—	—	—	—	(23,617)	(23,617)
Net income and comprehensive income	—	—	—	22,730	11,942	34,672
Balances, March 31, 2024	310,170	3,102	5,879,578	1,074,670	221,023	7,178,373
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	818	8	(17,339)	—	—	(17,331)
Equity-based compensation	—	—	17,151	—	—	17,151
Distributions to noncontrolling interests	—	—	—	—	(19,282)	(19,282)
Net income (loss) and comprehensive income (loss)	—	—	—	(79,806)	5,208	(74,598)
Balances, June 30, 2024	310,988	$3,110	5,879,390	994,864	206,949	7,084,313

Balances, December 31, 2024	311,165	$3,111	5,909,373	1,109,166	194,883	7,216,533
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	699	7	(16,305)	—	—	(16,298)
Repurchases and retirements of common stock	(280)	(3)	(5,320)	(4,771)	—	(10,094)
Equity-based compensation	—	—	15,145	—	—	15,145
Distributions to noncontrolling interests	—	—	—	—	(15,969)	(15,969)
Net income and comprehensive income	—	—	—	207,971	11,495	219,466
Balances, March 31, 2025	311,584	3,115	5,902,893	1,312,366	190,409	7,408,783
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	457	5	(10,325)	—	—	(10,320)
Repurchases and retirements of common stock	(2,172)	(22)	(41,197)	(33,653)	—	(74,872)
Equity-based compensation	—	—	15,855	—	—	15,855
Distributions to noncontrolling interests	—	—	—	—	(21,512)	(21,512)
Net income and comprehensive income	—	—	—	156,585	9,988	166,573
Balances, June 30, 2025	309,869	$3,098	5,867,226	1,435,298	178,885	7,484,507

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2024	2025
Cash flows provided by (used in) operating activities:
Net income (loss) including noncontrolling interests	$(39,926)	386,039
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, amortization and accretion	380,664	375,822
Impairments	5,503	11,915
Commodity derivative fair value losses (gains)	(3,861)	18,262
Gains (losses) on settled commodity derivatives	7,262	(17,371)
Deferred income tax expense (benefit)	(11,202)	102,475
Equity-based compensation expense	33,228	31,000
Equity in earnings of unconsolidated affiliate	(44,228)	(59,224)
Dividends of earnings from unconsolidated affiliate	62,569	62,628
Amortization of deferred revenue	(13,477)	(12,528)
Amortization of debt issuance costs and other	1,328	823
Settlement of asset retirement obligations	(1,680)	(71)
Contract termination, loss contingency and settlements	3,006	12,001
Loss (gain) on sale of assets	170	(29)
Loss on early extinguishment of debt	—	3,628
Changes in current assets and liabilities:
Accounts receivable	19,067	2,763
Accrued revenue	38,354	85,718
Prepaid expenses and other current assets	6,547	(8,382)
Accounts payable including related parties	6,616	(15,139)
Accrued liabilities	(14,830)	(85,528)
Revenue distributions payable	(32,406)	48,121
Other current liabilities	2,405	7,174
Net cash provided by operating activities	405,109	950,097
Cash flows provided by (used in) investing activities:
Additions to unproved properties	(43,571)	(56,640)
Drilling and completion costs	(362,228)	(356,334)
Additions to other property and equipment	(9,035)	(1,580)
Proceeds from asset sales	418	11,522
Change in other assets	291	(2,348)
Net cash used in investing activities	(414,125)	(405,380)
Cash flows provided by (used in) financing activities:
Repurchases of common stock	—	(84,966)
Repayment of senior notes	—	(141,733)
Borrowings on Credit Facility	1,950,000	2,291,800
Repayments on Credit Facility	(1,871,200)	(2,545,000)
Distributions to noncontrolling interests in Martica Holdings LLC	(42,899)	(37,481)
Employee tax withholding for settlement of equity-based compensation awards	(26,355)	(26,618)
Other	(530)	(719)
Net cash provided by (used in) financing activities	9,016	(544,717)
Net increase in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	—

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$63,512	48,043
Decrease in accounts payable and accrued liabilities for additions to property and equipment	$(2,967)	(29,581)

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

These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, and, accordingly, do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of December 31, 2024 and June 30, 2025, results of operations for the three and six months ended June 30, 2024 and 2025 and cash flows for the six months ended June 30, 2024 and 2025. The Company has no items of other comprehensive income or loss; therefore, its net income or loss is equal to its comprehensive income or loss. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the full year because of the impact of fluctuations in prices received for natural gas, NGLs and oil, natural production declines, the uncertainty of exploration and development drilling results, fluctuations in the fair value of derivative instruments and other factors.

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

The Company considers all liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these instruments. From time to time, the Company may be in the position of a “book overdraft” in which outstanding checks exceed cash and cash equivalents. The Company classifies book overdrafts in accounts payable and revenue distributions payable within its condensed consolidated balance sheets, and classifies the change in accounts payable associated with book overdrafts as an operating activity within its unaudited condensed consolidated statements of cash flows. As of December 31, 2024, the book overdrafts included within accounts payable and revenue distributions payable were $14 million and $17 million, respectively. As of June 30, 2025, the book overdrafts included within accounts payable and revenue distributions payable were $4 million and $23 million, respectively.

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

The following is a reconciliation of the Company’s basic weighted average common shares outstanding to diluted weighted average common shares outstanding during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Basic weighted average number of common shares outstanding	310,806	310,323	307,875	310,822
Add: Dilutive effect of RSUs	—	911	—	1,305
Add: Dilutive effect of PSUs	—	1,950	—	1,969
Diluted weighted average number of common shares outstanding	310,806	313,184	307,875	314,096

Weighted average number of outstanding securities excluded from calculation of diluted net income (loss) per common share (1):
RSUs	3,537	—	3,654	—
PSUs	2,010	—	2,032	—
Stock options	259	42	259	146
2026 Convertible Notes	—	—	2,432	—
(1)	The potential dilutive effects of these securities were excluded from the computation of net income (loss) per common share—diluted because the inclusion of these securities would have been anti-dilutive.
(e)	Income Taxes

On July 4, 2025, Public Law No. 119-21, commonly referred to as the One Big Beautiful Bill Act (the “OBBB”), was enacted. The OBBB contains a broad range of changes to U.S. federal income tax laws and makes permanent or modifies certain provisions of Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act. These changes include, among others, permanently restoring an EBITDA-based business interest deduction limitation, 100% bonus depreciation for certain property and immediate expensing for certain domestic research and experimental expenditures. All effects of changes in tax laws are recognized in the condensed consolidated financial statements during the period of enactment. As such, the effects of the OBBB are not reflected in the Company's provision for income taxes as of and for the three and six months ended June 30, 2025. The Company is evaluating the impact of the OBBB on its condensed consolidated financial statements.

(f)	Recently Adopted or Issued Accounting Standards

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

The Company has accounted for the 2025 Drilling Partnership as a conveyance under ASC 932 and such conveyances are recorded in the unaudited condensed consolidated financial statements as the third-party obtains its proportionate working interest in each well. No gain or loss was recognized for any of the interests conveyed during the three and six months ended June 30, 2025.

(4) Revenue

(a)	Disaggregation of Revenue

The table set forth below presents revenue disaggregated by type and reportable segment to which it relates (in thousands). See Note 16—Reportable Segments to the unaudited condensed consolidated financial statements for additional information.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025	Reportable Segment
Revenues from contracts with customers:
Natural gas sales	$374,568	688,753	848,701	1,468,758	Exploration and production
Natural gas liquids sales (ethane)	65,764	78,546	128,794	173,026	Exploration and production
Natural gas liquids sales (C3+ NGLs)	423,427	402,211	878,259	869,163	Exploration and production
Oil sales	63,458	33,700	128,175	84,035	Exploration and production
Marketing	49,418	33,743	97,938	59,301	Marketing
Other revenue	273	273	546	543	Exploration and production
Total revenue from contracts with customers	976,908	1,237,226	2,082,413	2,654,826
Income (loss) from derivatives, deferred revenue and other sources, net	1,746	60,267	18,512	(4,626)
Total revenue	$978,654	1,297,493	2,100,925	2,650,200

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

Under the Company’s sales contracts, the Company invoices customers after its performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company’s contracts do not give rise to contract assets or liabilities. As of December 31, 2024 and June 30, 2025, the Company’s receivables from contracts with customers were $454 million and $368 million, respectively.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(5) Equity Method Investment

As of December 31, 2024 and June 30, 2025, Antero owned 29% of Antero Midstream’s common stock, which is reflected in Antero’s unaudited condensed consolidated financial statements using the equity method of accounting.

The following table sets forth a reconciliation of Antero’s investment in unconsolidated affiliate (in thousands):

Balance as of December 31, 2024 (1)	$231,048
Equity in earnings of unconsolidated affiliate	59,224
Dividends from unconsolidated affiliate	(62,628)
Elimination of intercompany profit	21,519
Balance as of June 30, 2025 (1)	$249,163
(1)	The fair value of the Company’s investment in Antero Midstream as of December 31, 2024 and June 30, 2025 was $2.1 billion and $2.6 billion, respectively, based on the quoted market share price of Antero Midstream.

(6) Accrued Liabilities

Accrued liabilities consisted of the following items (in thousands):

		(Unaudited)
	December 31,	June 30,
	2024	2025
Capital expenditures	$42,474	32,601
Gathering, compression, processing and transportation expenses	167,915	152,059
Marketing expenses	16,891	19,284
Interest expense, net	29,014	23,627
Production and ad valorem taxes	78,980	16,973
General and administrative expense	37,516	26,310
Derivative settlements payable	1,597	845
Other	28,204	41,133
Total accrued liabilities	$402,591	312,832

(7) Long-Term Debt

Long-term debt consisted of the following items (in thousands):

		(Unaudited)
	December 31,	June 30,
	2024	2025
Credit Facility (a)	$393,200	140,000
8.375% senior notes due 2026 (b)	96,870	—
7.625% senior notes due 2029 (c)	407,115	365,353
5.375% senior notes due 2030 (d)	600,000	600,000
Total principal	1,497,185	1,105,353
Unamortized debt issuance costs	(7,955)	(6,684)
Long-term debt	$1,489,230	1,098,669

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(a)	Credit Facility

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

Senior Unsecured Revolving Credit Facility

On July 30, 2024, Antero Resources entered into an amendment and restatement of its senior revolving credit facility with a syndicate of bank lenders (“Unsecured Credit Facility”). Borrowings are unsecured and are not guaranteed by any of Antero Resources’ subsidiaries. As of June 30, 2025, the Unsecured Credit Facility had lender commitments of $1.65 billion and available borrowing capacity of $1.5 billion. The Unsecured Credit Facility was originally scheduled to mature on July 30, 2029 (the “Maturity Date”), provided that Antero Resources may request two one-year extensions of the Maturity Date, subject to satisfaction of certain conditions and consent of the extending lenders. Effective July 30, 2025, Antero Resources obtained the consent of each of the lenders party to the Unsecured Credit Facility to extend the Maturity Date to July 30, 2030. Commitments under the Unsecured Credit Facility may be increased by up to $500 million subject to the agreement of Antero Resources, the increasing lenders, and with respect to the addition of new lenders, the consent of the Administrative Agent under the Unsecured Credit Facility and the lenders with commitments to issue letters of credit under the Unsecured Credit Facility.

The Unsecured Credit Facility contains one financial covenant requiring Antero Resources to maintain a ratio on a consolidated basis of total indebtedness to capitalization of 65% or less at the end of each fiscal quarter and other affirmative and negative covenants applicable to Antero Resources and its subsidiaries that are customary for credit facilities of this type, including, among other things, limitations on: fundamental changes such as mergers, consolidations, liquidations and dissolutions; liens; certain indebtedness; restricted payments such as dividends, distributions and equity repurchases; and material non-arms’-length transactions with its affiliates. Antero Resources was in compliance with the financial covenant under the Unsecured Credit Facility as of June 30, 2025.

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

As of December 31, 2024, Antero Resources had an outstanding balance under the Unsecured Credit Facility of $393 million, with a weighted average interest rate of 5.9%, and outstanding letters of credit of $13 million. As of June 30, 2025, Antero Resources had an outstanding balance under the Unsecured Credit Facility of $140 million, with a weighted average interest rate of 5.9%, and outstanding letters of credit of $13 million.

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

On January 26, 2021, Antero Resources issued $700 million of 7.625% senior notes due February 1, 2029 (the “2029 Notes”) at par. The Company redeemed or otherwise repurchased $293 million principal amount of the 2029 Notes during 2021 and 2022. During the six months ended June 30, 2025, the Company repurchased $42 million principal amount of the 2029 Notes through open market transactions at a weighted average price of 102.569% of the principal amount thereof, plus accrued and unpaid interest. As of June 30, 2025, $365 million principal amount of the 2029 Notes remained outstanding. The 2029 Notes are unsecured and rank pari passu to Antero Resources’ Unsecured Credit Facility and other outstanding senior notes. As of July 30, 2024, the 2029 Notes are not guaranteed by any of Antero Resources’ subsidiaries. Interest on the 2029 Notes is payable on February 1 and August 1 of each year. Antero Resources may redeem all or part of the 2029 Notes at any time at redemption prices ranging from 102.542% as of June 30, 2025 to 100.00% on or after February 1, 2027. If Antero Resources undergoes a change of control followed by a rating decline, the holders of the 2029 Notes will have the right to require Antero Resources to repurchase all or a portion of the notes at a price equal to 101% of the principal amount of the 2029 Notes, plus accrued and unpaid interest.

(d)	5.375% Senior Notes Due 2030

On June 1, 2021, Antero Resources issued $600 million of 5.375% senior notes due March 1, 2030 (the “2030 Notes”) at par. The 2030 Notes are unsecured and rank pari passu to Antero Resources’ Unsecured Credit Facility and other outstanding senior notes. As of July 30, 2024, the 2030 Notes are not guaranteed by any of Antero Resources’ subsidiaries. Interest on the 2030 Notes is payable on March 1 and September 1 of each year. Antero Resources may redeem all or part of the 2030 Notes at any time at redemption prices ranging from 102.688% as of June 30, 2025 to 100.00% on or after March 1, 2028. If Antero Resources undergoes a change of control followed by a rating decline, the holders of the 2030 Notes will have the right to require Antero Resources to repurchase all or a portion of the notes at a price equal to 101% of the principal amount of the 2030 Notes, plus accrued and unpaid interest.

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

(8) Asset Retirement Obligations

The following table presents a reconciliation of the Company’s asset retirement obligations (in thousands):

Asset retirement obligations—December 31, 2024	$62,001
Obligations incurred	313
Accretion expense	1,881
Settlement of obligations	(71)
Revisions to prior estimates	80
Asset retirement obligations—June 30, 2025	$64,204

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

A total of 10,326,506 shares were available for future grant under the AR LTIP as of June 30, 2025.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

The Company’s equity-based compensation expense, by type of award, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
RSU awards	$11,148	10,669	20,409	22,138
PSU awards	5,627	4,756	12,067	8,019
Equity awards issued to directors	376	430	752	843
Total expense	$17,151	15,855	33,228	31,000

(a)	Restricted Stock Unit Awards

A summary of RSU award activity is as follows:

		Weighted
		Average
	Number	Grant Date
	of Units	Fair Value
Total awarded and unvested—December 31, 2024	3,035,362	$26.05
Granted	1,115,463	33.66
Vested	(1,482,499)	24.55
Forfeited	(97,401)	29.81
Total awarded and unvested—June 30, 2025	2,570,925	$30.07

As of June 30, 2025, there was $62 million of unamortized equity-based compensation expense related to unvested RSUs. That expense is expected to be recognized over a weighted average period of 2.0 years.

(b)	Performance Share Unit Awards

Performance Share Unit Awards Based on Total Shareholder Return

In April 2022, the Company granted PSU awards to certain of its senior management and executive officers that vest based on Antero Resources’ absolute total shareholder return (“TSR”) determined as of the last day of each of three one-year performance periods ending on April 15, 2023, April 15, 2024 and April 15, 2025, and one cumulative three-year performance period ending on April 15, 2025, in each case, subject to certain continued employment criteria (“2022 Absolute TSR PSUs”). The number of shares of common stock that could ultimately be earned following the end of the cumulative three-year performance period with respect to the 2022 Absolute TSR PSUs ranged from zero to 200% of the target number of 2022 Absolute TSR PSUs originally granted. The performance conditions for the performance periods ended April 15, 2023, 2024 and 2025 were met cumulatively at 110% of target. During the second quarter of 2025, the 2022 Absolute TSR PSUs vested and converted into approximately 0.2 million shares of common stock.

In March 2025, the Company granted PSU awards to certain of its senior management and executive officers that vest based on Antero Resources’ absolute TSR determined as of the last day of each of three one-year performance periods ending on March 7, 2026, March 7, 2027 and March 7, 2028, and one cumulative three-year performance period ending on March 7, 2028, in each case, subject to certain continued employment criteria for each performance period (“2025 Absolute TSR PSUs”). The 2025 Absolute TSR PSUs will be settled following the end of each performance period. The aggregate number of shares of common stock that may ultimately be earned with respect to the 2025 Absolute TSR PSUs ranges from zero to 200% of the target number of 2025 Absolute TSR PSUs originally granted. Expense related to these PSUs is recognized on a graded-vested basis over the term of each performance period. Forfeitures are accounted for as they occur by reversing the expense previously recognized for awards that were forfeited during the period.

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Performance Share Unit Awards Based on Leverage Ratio

In April 2022, the Company granted PSUs to certain of its senior management and executive officers that vest based on the Company’s total debt less cash and cash equivalents divided by the Company’s Adjusted EBITDAX (as defined in the award agreement) (“Net Debt to EBITDAX”) determined as of the last day of each of three one-year performance periods ended on December 31, 2022, December 31, 2023, and December 31, 2024, in each case, subject to certain continued employment criteria (“2022 Leverage Ratio PSUs”). The number of shares of common stock that could ultimately be earned ranged from zero to 200% of the target number of PSUs granted. The performance conditions for the performance periods ended December 31, 2022, 2023 and 2024 were met cumulatively at 194% of target. During the first quarter of 2025, the 2022 Leverage Ratio PSUs vested and converted into approximately 0.3 million shares of common stock.

In March 2025, the Company granted PSUs to certain of its senior management and executive officers that vest based on the Company’s Net Debt to EBITDAX (as defined in the award agreement) determined as of the last day of each of three one-year performance periods ending on December 31, 2025, December 31, 2026 and December 31, 2027, in each case, subject to certain continued employment criteria for each performance period (“2025 Leverage Ratio PSUs”). The 2025 Leverage Ratio PSUs will be settled following the end of each performance period. The aggregate number of shares of common stock that may ultimately be earned with respect to the 2025 Leverage Ratio PSUs ranges from zero to 200% of the target number of 2025 Leverage Ratio PSUs originally granted. Expense related to the 2025 Leverage Ratio PSUs is recognized on a graded-vested basis over the term of each performance period that reflects the number of shares of common stock that are expected to be issued at the end of each measurement period, and such expense is reversed if the likelihood of achieving the performance condition becomes improbable. As of June 30, 2025, the likelihood of achieving the performance conditions related to the 2025 Leverage Ratio PSUs was probable.

Summary Information for Performance Share Unit Awards

A summary of PSU activity is as follows:

		Weighted
		Average
	Number	Grant Date
	of Units	Fair Value
Total awarded and unvested—December 31, 2024	1,351,295	$35.27
Granted	289,370	34.33
Vested	(281,318)	41.41
Total awarded and unvested—June 30, 2025	1,359,347	$33.80

As of June 30, 2025, there was $19 million of unamortized equity-based compensation expense related to unvested PSUs. That expense is expected to be recognized over a weighted average period of 1.5 years.

(c)	Stock Options

A summary of the stock option activity is as follows:

Weighted
		Weighted	Average
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value
	of Options	Price	Life	(in thousands) (1)
Outstanding—December 31, 2024	252,451	$50.00	0.3	$—
Expired	(252,451)	50.00	—	—
Outstanding—June 30, 2025	—	$—	—	—
Vested—June 30, 2025	—	$—	—	$—
Exercisable—June 30, 2025	—	$—	—	$—
(1)	Intrinsic values are based on the exercise price of the options and the closing price of Antero Resources’ common stock on the referenced dates.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(10) Fair Value

The carrying values of accounts receivable and accounts payable as of December 31, 2024 and June 30, 2025 approximated market values because of their short-term nature. The carrying values of the amounts outstanding under the Credit Facility as of December 31, 2024 and June 30, 2025 approximated fair value because the variable interest rates are reflective of current market conditions.

The following table sets forth the fair value and carrying value of the senior notes (in thousands):

			(Unaudited)
	December 31, 2024		June 30, 2025
	Fair	Carrying	Fair	Carrying
	Value (1)	Value (2)	Value (1)	Value (2)
2026 Notes	$98,924	96,599	—	—
2029 Notes	417,211	404,055	373,573	362,901
2030 Notes	579,660	595,376	603,900	595,768
Total	$1,095,795	1,096,030	977,473	958,669
(1)	Fair values are based on Level 2 market data inputs.
(2)	Carrying values are presented net of unamortized debt issuance costs.

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

The Company was party to various commodity derivative contracts that settled during the three and six months ended June 30, 2024 and 2025. The Company enters derivative contracts when management believes that favorable future sales prices for the Company’s production can be secured. Under the Company’s swap agreements, when actual commodity prices upon settlement exceed the fixed price provided by the swap contracts, the Company pays the difference to the counterparty. When actual commodity prices upon settlement are less than the contractually provided fixed price, the Company receives the difference from the counterparty. Under the Company’s collar agreements, when actual commodity prices upon settlement are below the floor price provided by the contract, the Company receives the difference from the counterparty. When actual commodity prices upon settlement are above the ceiling price, the Company pays the difference to the counterparty.

The Company’s derivative contracts have not been designated as hedges for accounting purposes; therefore, all gains and losses are recognized in the Company’s statements of operations and comprehensive income (loss).

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

As of June 30, 2025, the Company’s fixed price swap positions excluding Martica, the Company’s consolidated VIE, were as follows:

				Weighted
				Average
Commodity / Settlement Period	Index	Contracted Volume		Price
Natural Gas
July-December 2025	Henry Hub	100,000	MMBtu/day	$3.12	/MMBtu

As of June 30, 2025, the Company’s collar contract positions excluding Martica, the Company’s consolidated VIE, were as follows:

				Weighted		Weighted
				Average		Average
Commodity / Settlement Period	Index	Contracted Volume		Ceiling Price		Floor Price
Natural Gas
January-December 2026	Henry Hub	500,000	MMBtu/day	$6.31	/MMBtu	$3.14	/MMBtu

The Company has a call option and an embedded put option tied to NYMEX pricing for the production volumes associated with the Company’s retained interest in the volumetric production payment transaction (“VPP”) properties. The put option was embedded within another contract, and since the embedded put option was not clearly and closely related to its host contract, the Company bifurcated this derivative instrument and reflects it at fair value in the unaudited condensed consolidated financial statements. As of June 30, 2025, the Company’s call option and embedded put option arrangements were as follows:

						Embedded
				Call Option		Put Option
Commodity / Settlement Period	Index	Contracted Volume		Strike Price		Strike Price
Natural Gas
July-December 2025	Henry Hub	44,000	MMBtu/day	$2.564	/MMBtu	$2.564	/MMBtu
January-December 2026	Henry Hub	32,000	MMBtu/day	2.629	/MMBtu	2.629	/MMBtu

During the three months ended March 31, 2025, all of Martica’s derivative contracts expired, and as a result, Martica had no derivative instruments as of March 31, 2025 or June 30, 2025.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(b)	Summary

The table below presents a summary of the fair values of the Company’s derivative instruments and where such values are recorded in the condensed consolidated balance sheets (in thousands).

			(Unaudited)
		December 31,	June 30,
	Balance Sheet Location	2024	2025
Asset derivatives not designated as hedges for accounting purposes:
Commodity derivatives—current	Derivative instruments	$—	387
Embedded derivatives—current	Derivative instruments	1,050	750
Commodity derivatives—noncurrent	Derivative instruments	—	371
Embedded derivatives—noncurrent	Derivative instruments	1,296	576
Total asset derivatives (1)		2,346	2,084

Liability derivatives not designated as hedges for accounting purposes:
Commodity derivatives—current (2)	Derivative instruments	31,792	34,019
Commodity derivatives—noncurrent	Derivative instruments	17,233	15,635
Total liability derivatives (1)		49,025	49,654

Net derivatives liability (1)		$(46,679)	(47,570)
(1)	The fair value of derivative instruments was determined using Level 2 inputs.
(2)	As of December 31, 2024, $2 million of current commodity derivative liabilities are attributable to the Company’s consolidated VIE, Martica.

The following table sets forth the gross values of recognized derivative assets and liabilities, the amounts offset under master netting arrangements with counterparties, and the resulting net amounts presented in the condensed consolidated balance sheets as of the dates presented, all at fair value (in thousands):

				(Unaudited)
	December 31, 2024			June 30, 2025
			Net Amounts of			Net Amounts of
	Gross	Gross	Assets	Gross	Gross	Assets
	Amounts	Amounts Offset	(Liabilities) on	Amounts	Amounts Offset	(Liabilities) on
	Recognized	Recognized	Balance Sheet	Recognized	Recognized	Balance Sheet
Commodity derivative assets	$3,482	(3,482)	—	36,917	(36,159)	758
Embedded derivative assets	2,346	—	2,346	1,326	—	1,326
Commodity derivative liabilities	(52,507)	3,482	(49,025)	(85,813)	36,159	(49,654)

The following table sets forth a summary of derivative fair value gains and losses and where such values are recorded in the unaudited condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

	Statement of
	Operations	Three Months Ended June 30,		Six Months Ended June 30,
	Location	2024	2025	2024	2025
Commodity derivative fair value gains (losses) (1)	Revenue	$(3,545)	53,220	4,721	(17,241)
Embedded derivative fair value gains (losses) (1)	Revenue	(2,040)	189	(860)	(1,021)
(1)	The fair value of derivative instruments was determined using Level 2 inputs.

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(a)	Supplemental Balance Sheet Information Related to Leases

The Company’s lease assets and liabilities consisted of the following items (in thousands):

			(Unaudited)
		December 31,	June 30,
Leases	Balance Sheet Classification	2024	2025
Operating Leases
Operating lease right-of-use assets:
Processing plants	Operating lease right-of-use assets	$1,365,582	1,247,535
Drilling rigs and completion services	Operating lease right-of-use assets	—	26,306
Gas gathering lines and compressor stations (1)	Operating lease right-of-use assets	1,149,981	1,089,807
Office space	Operating lease right-of-use assets	33,345	30,955
Office, field and other equipment	Operating lease right-of-use assets	490	2,451
Total operating lease right-of-use assets		$2,549,398	2,397,054
Operating lease liabilities:
Short-term operating lease liabilities	Short-term lease liabilities	$492,624	512,654
Long-term operating lease liabilities	Long-term lease liabilities	2,048,942	1,876,660
Total operating lease liabilities		$2,541,566	2,389,314

Finance Leases
Finance lease right-of-use assets:
Vehicles	Other property and equipment	$2,665	3,695
Total finance lease right-of-use assets (2)		$2,665	3,695
Finance lease liabilities:
Short-term finance lease liabilities	Short-term lease liabilities	$1,270	1,638
Long-term finance lease liabilities	Long-term lease liabilities	1,395	2,058
Total finance lease liabilities		$2,665	3,696
(1)	Gas gathering lines and compressor stations includes $1.1 billion related to Antero Midstream as of December 31, 2024 and June 30, 2025. See “—Related party lease disclosure” for additional discussion.
(2)	Financing lease assets are recorded net of accumulated amortization of $3 million as of December 31, 2024 and June 30, 2025.

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(b)	Supplemental Information Related to Leases

Costs associated with operating and finance leases were included in the unaudited condensed consolidated statement of operations and comprehensive income (loss) (in thousands):

			Three Months Ended June 30,		Six Months Ended June 30,
Cost	Classification	Location	2024	2025	2024	2025
Operating lease cost	Statement of operations	Gathering, compression, processing and transportation	$425,926	406,240	847,994	801,361
Operating lease cost	Statement of operations	General and administrative	2,986	3,318	6,069	6,459
Operating lease cost	Statement of operations	Lease operating	27	302	48	527
Operating lease cost	Balance sheet	Proved properties (1)	28,714	6,267	62,126	13,666
Total operating lease cost			$457,653	416,127	916,237	822,013

Finance lease cost:
Amortization of right-of-use assets	Statement of operations	Depletion, depreciation and amortization	$418	422	848	831
Interest on lease liabilities	Statement of operations	Interest expense	137	127	285	245
Total finance lease cost			$555	549	1,133	1,076

Short-term lease payments			$28,228	47,371	57,671	90,277
(1)	Capitalized costs related to drilling and completion activities.

(c)	Supplemental Cash Flow Information Related to Leases

The following table presents the Company’s supplemental cash flow information related to leases (in thousands):

	Six Months Ended June 30,
	2024	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$709,807	794,364
Operating cash flows from finance leases	285	245
Investing cash flows from operating leases	55,704	8,050
Financing cash flows from finance leases	529	710

Noncash activities:
Right-of-use assets obtained in exchange for new operating lease obligations	$97,720	127,187
Decrease to existing right-of-use assets and lease obligations from operating lease modifications, net (1)	$(1,472)	(14,453)
(1)	During the six months ended June 30, 2024, the weighted average discount rate for remeasured operating leases decreased from 6.5% as of December 31, 2023 to 6.0% as of June 30, 2024. During the six months ended June 30, 2025, the weighted average discount rate for remeasured operating leases increased from 5.5% as of December 31, 2024 to 5.8% as of June 30, 2025.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(d)	Maturities of Lease Liabilities

The table below is a schedule of future minimum payments for operating and financing lease liabilities as of June 30, 2025 (in thousands):

	Operating Leases	Financing Leases	Total
Remainder of 2025	$322,885	1,048	323,933
2026	602,332	1,793	604,125
2027	487,023	780	487,803
2028	406,177	607	406,784
2029	322,109	167	322,276
Thereafter	657,786	—	657,786
Total lease payments	2,798,312	4,395	2,802,707
Less: imputed interest	(408,998)	(699)	(409,697)
Total	$2,389,314	3,696	2,393,010

(e)	Lease Term and Discount Rate

The following table sets forth the Company’s weighted average remaining lease term and discount rate:

(Unaudited)
	December 31, 2024		June 30, 2025
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term	6.0 years	2.1 years	5.8 years	2.7 years
Weighted average discount rate	5.5%	8.4%	5.6%	8.5%

(f)	Related Party Lease Disclosure

The Company has gathering and compression service agreements with Antero Midstream that include: (i) the second amended and restated gathering and compression agreement dated December 8, 2019 (the “2019 gathering and compression agreement”), (ii) a gathering and compression agreement from Antero Midstream’s acquisition in 2022 of certain Marcellus gathering and compression assets in an area of dedication (the “Marcellus gathering and compression agreement”) and (iii) a compression agreement from Antero Midstream’s acquisition in 2022 of certain Utica compressors (the “Utica compression agreement”) and (iv) a gathering and compression agreement from Antero Midstream’s acquisition in the second quarter of 2024 of certain central Marcellus gathering and compression assets (the “Mountaineer gathering and compression agreement,” and together with the 2019 gathering and compression agreement, Marcellus gathering and compression agreement and the Utica compression agreement, the “gathering and compression agreements”). Pursuant to the gathering and compression agreements with Antero Midstream, the Company has dedicated substantially all of its current and future acreage in West Virginia, Ohio and Pennsylvania to Antero Midstream for gathering and compression services. The 2019 gathering and compression agreement, Marcellus gathering and compression agreement and Mountaineer gathering and compression agreement have initial terms through 2038, 2031 and 2026, respectively, and the Utica compression agreement has one remaining acreage dedication that expires in 2030. Upon expiration of the Marcellus gathering and compression agreement, Utica compression agreement and Mountaineer gathering and compression agreement, Antero Midstream will continue to provide gathering and compression services under the 2019 gathering and compression agreement.

Under the gathering and compression agreements, Antero Midstream receives a low pressure gathering fee per Mcf, a high pressure gathering fee per Mcf and a compression fee per Mcf, as applicable, subject to annual Consumer Price Index (“CPI”)-based adjustments. If and to the extent the Company requests that Antero Midstream construct new low pressure lines, high pressure lines and compressor stations, the 2019 gathering and compression agreement contains options at Antero Midstream’s election for either (i) minimum volume commitments that require Antero Resources to utilize or pay for 75% of the high pressure gathering capacity and 70% of the compression capacity of the requested capacity of such new construction for 10 years or (ii) a cost of service fee that allows the Antero Midstream to earn a 13% rate of return on such new construction over seven years. The Marcellus gathering and compression agreement provides for a minimum volume commitment that requires the Company to utilize or pay for 25% of the compression capacity for a period of 10 years from the in-service date. The Mountaineer gathering and compression agreement provides for monthly minimum compression and gathering fees for each compressor station or high pressure gathering line, respectively, for a period of 12 years commencing 90 days after such

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

asset’s in-service date. As of June 30, 2025, the minimum volume commitments for the 2019 gathering and compression agreement end in 2035, and the minimum compression and gathering fees for the Mountaineer gathering and compression agreement end in 2026. As of January 1, 2025, there were no minimum volume commitments under the Marcellus gathering and compression agreement.

Upon completion of the initial contract term, the 2019 gathering and compression agreement will continue in effect from year to year until such time as the agreement is terminated, effective upon an anniversary of the effective date of the agreement, by notice from either the Company or Antero Midstream to the other party on or before the 180th day prior to the anniversary of such agreement.

Gathering and compression fees paid by the Company related to these agreements were $202 million and $212 million for the three months ended June 30, 2024 and 2025, respectively. For the six months ended June 30, 2024 and 2025, gathering and compression fees paid by the Company related to this agreement were $401 million and $417 million, respectively. As of December 31, 2024 and June 30, 2025, $79 million and $82 million, respectively, was included within accounts payable, related parties on the condensed consolidated balance sheets as due to Antero Midstream related to these agreements.

(13) Commitments

The following table sets forth a schedule of future minimum payments for the Company’s contractual obligations, which include leases that have a lease term in excess of one year as of June 30, 2025 (in thousands):

		Processing,
		Gathering,
	Firm	Compression	Operating and	Imputed Interest
	Transportation	and Water Service	Financing Leases	for Leases	Other
	(a)	(b)	(c)	(c)	(d)	Total
Remainder of 2025	$606,277	26,625	259,821	64,111	6,158	962,992
2026	1,201,515	26,872	497,534	106,592	4,043	1,836,556
2027	1,195,960	25,583	407,118	80,685	443	1,709,789
2028	1,134,203	24,251	347,498	59,286	68	1,565,306
2029	783,964	23,741	280,827	41,449	68	1,130,049
Thereafter	3,681,817	65,651	600,212	57,574	—	4,405,254
Total	$8,603,736	192,723	2,393,010	409,697	10,780	11,609,946

(a)	Firm Transportation

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

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

The Company incurs costs associated with the delay or cancellation of certain contracts with third-parties. These costs are recorded in contract termination, loss contingency and settlements in the statements of operations and comprehensive income (loss). There are no remaining payment obligations related to any delayed or cancelled contracts as of June 30, 2025.

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

The Company is subject to production taxes in the states in which it operates. The Company’s production tax filings in West Virginia for 2018 to 2020 tax years were subject to audit by the State of West Virginia. All assessments received in conjunction with this audit were recorded in the consolidated statement of operations and comprehensive income during the year ended December 31, 2024; however, the Company has filed an appeal with regard to such assessments. At this time, the Company believes the outcome of this matter will not have a material adverse effect on the Company’s unaudited condensed consolidated financial position, results of operations or cash flows.

(c)	Other

The Company is party to various legal proceedings and claims in the ordinary course of its business. The Company evaluates its legal proceedings on a regular basis and accrues a liability for such matters when the Company believes that a loss is probable and the amount of the loss can be reasonably estimated. Any such accruals are adjusted thereafter to reflect changed circumstances. In the event the Company determines that (i) a loss to the Company is probable but the amount of the loss cannot be reasonably estimated, or (ii) a loss to the Company is less likely than probable but is reasonably possible, then the Company is required to disclose the matter herein, although the Company is not required to accrue such loss.

When able, the Company determines an estimate of reasonably possible losses or ranges of reasonably possible losses, whether in excess of any related accrued liability or where there is no accrued liability, for legal proceedings. In instances where such estimates can be made, any such estimates are based on the Company's analysis of currently available information and are subject to significant judgment and a variety of assumptions and uncertainties and may change as new information is obtained. The Company could also be responsible for interest on any amount the Company may be determined to owe, the amount of which is not determinable or estimable. The ultimate outcome of the matters described above, such as whether the likelihood of loss is remote, reasonably possible, or probable, or if and when the range of loss is reasonably estimable, is

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

inherently uncertain. Furthermore, due to the inherent subjectivity of the assessments and unpredictability of outcomes of legal proceedings, any amounts accrued or estimated as possible losses may not represent the ultimate loss to the Company from the legal proceedings in question and the Company's exposure and ultimate losses may be higher than the amounts accrued or estimated.

The Company has been named in various lawsuits alleging royalty underpayments, some of which seek class action certification. Pending litigation against the Company and other peer operators could have an impact on the methods for determining royalty payments due to lessors under oil and gas leases, including the amount of permitted post-production costs and types of costs that have been, and may be, deducted from royalty payments, among other things. While the amounts claimed could be material, many of these proceedings are in early stages, involve multiple lease forms with varying royalty provisions and seek or may seek damages the amount of which is currently indeterminate. In a class action lawsuit to which the Company is a party, Jacklin Romeo, et al. v. Antero Resources Corporation, the U.S. District Court for the Northern District of West Virginia certified certain questions to the West Virginia Supreme Court (the “WVSC”) with respect to the interpretation of West Virginia’s implied duty to market gas where a lease lacks any express language regarding the allocation of post-production costs and the treatment of NGLs. The WVSC answered the certified questions in November 2024; however, in December 2024, Antero petitioned the WVSC for rehearing on the certified questions, which stayed the issuance of the mandate required for the November 2024 opinion to take effect. The petition for rehearing was granted by the WVSC on December 31, 2024, and oral argument on the matter was held before the WVSC on April 22, 2025. On June 11, 2025, the WVSC answered the certified questions, the effect of which broadens the scope of products for which the Company will pay royalties and limits the amount of post-production costs the Company deducts from royalty payments, in each case, under leases that do not contain language to the contrary. With respect to the Romeo matter, the Company has accrued an immaterial amount as of June 30, 2025 for estimated damages that is recorded in contract termination, loss contingency and settlements in the condensed consolidated statements of operations and comprehensive income (loss).

The WVSC’s answers to the certified questions in the Romeo matter could also impact past royalty payments made by the Company, as well as royalty payments owed in the future, under certain of the Company’s other leases that are not at issue in the Romeo matter. While the Company cannot predict with certainty the timing and ultimate outcome of any other currently pending claims or potential other claims relating to royalty payments under such other leases, the Company currently estimates the amount of losses that are reasonably possible associated with such other leases, could be up to $400 million.

Rulings were also previously received in two other cases to which the Company is a party, and where the plaintiffs alleged, and the court found, that certain post-production costs may not be deducted based on interpretation of specific language in the applicable leases: a non-class action lawsuit in West Virginia and a class action lawsuit in Ohio. In each case, the alleged damages were not material. The Company will continue to challenge the legal conclusions reached in each of these cases, and continues to analyze how these decisions may impact other cases to which the Company is a party. At this time, the Company cannot predict how and when the foregoing issues may ultimately be resolved, and therefore is also unable to estimate potential damages, if any, that may result.

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

The operating results and assets of the Company’s reportable segments were as follows (in thousands):

	Three Months Ended June 30, 2024
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream (1)	Affiliate	Total
Sales and revenues:
Third-party	$928,644	49,418	414	(414)	978,062
Intersegment	592	—	269,381	(269,381)	592
Total revenue	929,236	49,418	269,795	(269,795)	978,654

Operating expenses:
Lease operating	29,759	—	—	—	29,759
Gathering and compression	222,139	—	26,190	(26,190)	222,139
Processing	269,985	—	—	—	269,985
Transportation	171,318	—	—	—	171,318
Water handling	—	—	30,219	(30,219)	—
Production and ad valorem taxes	41,933	—	—	—	41,933
Marketing	—	70,807	—	—	70,807
General and administrative (excluding equity-based compensation)	42,277	—	9,620	(9,620)	42,277
Equity-based compensation	17,151	—	11,599	(11,599)	17,151
Facility idling	—	—	412	(412)	—
Depletion, depreciation and amortization	188,633	—	37,576	(37,576)	188,633
Impairment of property and equipment	313	—	—	—	313
Other (2)	4,425	—	1,426	(1,426)	4,425
Total operating expenses	987,933	70,807	117,042	(117,042)	1,058,740
Operating income (loss)	$(58,697)	(21,389)	152,753	(152,753)	(80,086)
Equity in earnings of unconsolidated affiliates	$20,881	—	27,597	(27,597)	20,881
Capital expenditures for segment assets	$192,385	—	43,399	(43,399)	192,385
(1)	Amounts reflect those recorded in Antero Midstream’s unaudited condensed consolidated financial statements.
(2)	Amounts include charges for exploration, accretion of asset retirement obligations, loss on settlement of asset retirement obligations, contract termination, loss contingency and settlements, loss (gain) on sale of assets and other operating expenses, as applicable, which represent segment operating expenses that are not considered significant.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended June 30, 2025
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream (1)	Affiliate	Total
Sales and revenues:
Third-party	$1,263,190	33,743	466	(466)	1,296,933
Intersegment	560	—	305,006	(305,006)	560
Total revenue	1,263,750	33,743	305,472	(305,472)	1,297,493

Operating expenses:
Lease operating	37,244	—	—	—	37,244
Gathering and compression	236,830	—	25,662	(25,662)	236,830
Processing	284,040	—	—	—	284,040
Transportation	180,852	—	—	—	180,852
Water handling	—	—	37,452	(37,452)	—
Production and ad valorem taxes	34,830	—	—	—	34,830
Marketing	—	51,988	—	—	51,988
General and administrative (excluding equity-based compensation)	41,328	—	10,718	(10,718)	41,328
Equity-based compensation	15,855	—	11,407	(11,407)	15,855
Facility idling	—	—	375	(375)	—
Depletion, depreciation and amortization	187,589	—	33,364	(33,364)	187,589
Impairment of property and equipment	6,297	—	—	—	6,297
Other (2)	15,757	—	50	(50)	15,757
Total operating expenses	1,040,622	51,988	119,028	(119,028)	1,092,610
Operating income (loss)	$223,128	(18,245)	186,444	(186,444)	204,883
Equity in earnings of unconsolidated affiliates	$30,563	—	30,016	(30,016)	30,563
Capital expenditures for segment assets	$208,409	—	36,734	(36,734)	208,409
(1)	Amounts reflect those recorded in Antero Midstream’s unaudited condensed consolidated financial statements.
(2)	Amounts include charges for exploration, accretion of asset retirement obligations, loss on settlement of asset retirement obligations, contract termination, loss contingency and settlements, loss (gain) on sale of assets and other operating expenses, as applicable, which represent segment operating expenses that are not considered significant.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

	Six Months Ended June 30, 2024
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream (1)	Affiliate	Total
Sales and revenues:
Third-party	$2,001,813	97,938	1,085	(1,085)	2,099,751
Intersegment	1,174	—	547,761	(547,761)	1,174
Total revenue	2,002,987	97,938	548,846	(548,846)	2,100,925

Operating expenses:
Lease operating	58,880	—	—	—	58,880
Gathering and compression	445,669	—	52,333	(52,333)	445,669
Processing	525,780	—	—	—	525,780
Transportation	364,274	—	—	—	364,274
Water handling	—	—	57,994	(57,994)	—
Production and ad valorem taxes	100,101	—	—	—	100,101
Marketing	—	130,620	—	—	130,620
General and administrative (excluding equity-based compensation)	82,062	—	21,514	(21,514)	82,062
Equity-based compensation	33,228	—	20,926	(20,926)	33,228
Facility idling	—	—	934	(934)	—
Depletion, depreciation and amortization	379,108	—	74,671	(74,671)	379,108
Impairment of property and equipment	5,503	—	—	—	5,503
Other (2)	8,047	—	1,470	(1,470)	8,047
Total operating expenses	2,002,652	130,620	229,842	(229,842)	2,133,272
Operating income (loss)	$335	(32,682)	319,004	(319,004)	(32,347)
Equity in earnings of unconsolidated affiliates	$44,228	—	55,127	(55,127)	44,228
Capital expenditures for segment assets	$414,834	—	78,472	(78,472)	414,834
(1)	Amounts reflect those recorded in Antero Midstream’s unaudited condensed consolidated financial statements.
(2)	Amounts include charges for exploration, accretion of asset retirement obligations, loss on settlement of asset retirement obligations, contract termination, loss contingency and settlements, loss (gain) on sale of assets and other operating expenses, as applicable, which represent segment operating expenses that are not considered significant.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

	Six Months Ended June 30, 2025
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream (1)	Affiliate	Total
Sales and revenues:
Third-party	$2,589,791	59,301	971	(971)	2,649,092
Intersegment	1,108	—	595,630	(595,630)	1,108
Total revenue	2,590,899	59,301	596,601	(596,601)	2,650,200

Operating expenses:
Lease operating	71,230	—	—	—	71,230
Gathering and compression	472,964	—	51,855	(51,855)	472,964
Processing	545,195	—	—	—	545,195
Transportation	378,580	—	—	—	378,580
Water handling	—	—	68,089	(68,089)	—
Production and ad valorem taxes	90,129	—	—	—	90,129
Marketing	—	94,758	—	—	94,758
General and administrative (excluding equity-based compensation)	88,628	—	21,340	(21,340)	88,628
Equity-based compensation	31,000	—	23,809	(23,809)	31,000
Facility idling	—	—	818	(818)	—
Depletion, depreciation and amortization	373,941	—	66,112	(66,112)	373,941
Impairment of property and equipment	11,915	—	817	(817)	11,915
Other (2)	15,505	—	94	(94)	15,505
Total operating expenses	2,079,087	94,758	232,934	(232,934)	2,173,845
Operating income (loss)	$511,812	(35,457)	363,667	(363,667)	476,355
Equity in earnings of unconsolidated affiliates	$59,224	—	58,036	(58,036)	59,224
Capital expenditures for segment assets	$414,554	—	67,262	(67,262)	414,554
(1)	Amounts reflect those recorded in Antero Midstream’s unaudited condensed consolidated financial statements.
(2)	Amounts include charges for exploration, accretion of asset retirement obligations, loss on settlement of asset retirement obligations, contract termination, loss contingency and settlements, loss (gain) on sale of assets and other operating expenses, as applicable, which represent segment operating expenses that are not considered significant.

The summarized assets of the Company’s reportable segments are as follows (in thousands):

	As of December 31, 2024
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream (1)	Affiliate	Total
Investments in unconsolidated affiliates	$231,048	—	603,956	(603,956)	231,048
Total assets	12,999,930	10,120	5,761,748	(5,761,748)	13,010,050
(1)	Amounts reflect those recorded in Antero Midstream’s condensed consolidated financial statements.

	(Unaudited)
	As of June 30, 2025
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream (1)	Affiliate	Total
Investments in unconsolidated affiliates	$249,163	—	598,340	(598,340)	249,163
Total assets	12,757,424	8,649	5,728,681	(5,728,681)	12,766,073
(1)	Amounts reflect those recorded in Antero Midstream’s unaudited condensed consolidated financial statements.

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

After considering the guidance in Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and FASB ASC Topic 250, Accounting Changes and Error Corrections, the Company evaluated the materiality of these amounts quantitatively and qualitatively and concluded that the error was not material to any of the Company’s prior annual or interim period financial statements. The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2024 in this Quarterly Report on Form 10-Q, have been revised in accordance with SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, in order to reflect these corrections. The corrections reflect the adjustments to depletion, depreciation and amortization expense and income tax (expense) benefit described above, as well as the resulting adjustments to accumulated depletion, depreciation and amortization, deferred income tax liabilities, net and retained earnings (accumulated deficit). Retained earnings as of December 31, 2023 reflected in the accompanying consolidated statements of equity has been decreased by $80 million from its previously reported balance of $1.1 billion to the corrected balance of $1.1 billion to reflect the impact of correcting this error for the years ended December 31, 2021, 2022 and 2023. The correction of this error also impacted certain non-cash line items within the operating activities section of the consolidated statements of cash flows; however, these corrections did not change previously reported net cash provided by operating activities for any period.

In addition to correcting the unaudited condensed consolidated financial statements, we have also corrected the following notes to the unaudited condensed consolidated financial statements for the effects of this error: (i) Note 2 — Summary of Significant Accounting Policies and (ii) Note 16 — Reportable Segments.

The following table presents the effect of the corrections on selected line items from the previously reported unaudited condensed consolidated financial statements as of June 30, 2024 (in thousands, except per share amounts):

	Statement of Operations and Comprehensive Loss
	Three Months Ended June 30, 2024
	As Previously		As
	Reported	Corrections	Corrected
Depletion, depreciation and amortization	$170,536	18,097	188,633
Total operating expenses	1,040,643	18,097	1,058,740
Operating loss	(61,989)	(18,097)	(80,086)
Loss before income taxes	(73,789)	(18,097)	(91,886)
Income tax benefit	13,334	3,954	17,288
Net loss, including noncontrolling interest	(60,455)	(14,143)	(74,598)
Net loss and comprehensive loss attributable to Antero Resources Corporation	(65,663)	(14,143)	(79,806)

Loss per common share—basic	$(0.21)	(0.05)	(0.26)
Loss per common share—diluted	$(0.21)	(0.05)	(0.26)

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

	Statement of Operations and Comprehensive Loss
	Six Months Ended June 30, 2024
	As Previously		As
	Reported	Corrections	Corrected
Depletion, depreciation and amortization	$343,590	35,518	379,108
Total operating expenses	2,097,754	35,518	2,133,272
Operating income (loss)	3,171	(35,518)	(32,347)
Loss before income taxes	(15,469)	(35,518)	(50,987)
Income tax benefit	3,301	7,760	11,061
Net loss, including noncontrolling interest	(12,168)	(27,758)	(39,926)
Net loss and comprehensive loss attributable to Antero Resources Corporation	(29,318)	(27,758)	(57,076)

Loss per common share—basic	$(0.10)	(0.09)	(0.19)
Loss per common share—diluted	$(0.10)	(0.09)	(0.19)

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

Our Company

We have assembled a portfolio of long-lived properties that are characterized by what we believe to be high repeatability and low geologic risk. We focus on unconventional reservoirs, which can generally be characterized as fractured shale formations. Our management team has worked together for many years and has a successful track record of reserve and production growth as well as significant expertise in unconventional resource plays. Our strategy is to leverage our team’s experience delineating and developing natural gas resource plays to develop our reserves and production, primarily on our existing multi-year inventory of drilling locations in the Appalachian Basin. As of June 30, 2025, we held approximately 526,000 net acres in the Appalachian Basin.

Financing Highlights

Credit Facility Maturity Date Extension

Effective July 30, 2025, we obtained the consent of each of the lenders under our Unsecured Credit Facility to extend the Maturity Date from July 30, 2029 to July 30, 2030. The terms of the Credit Facility otherwise remain unchanged. Under the terms of the Unsecured Credit Agreement, we may request two one-year extensions of the Maturity Date, subject to the satisfaction of certain conditions. This is the first such extension.

Debt Repurchase Program

During the six months ended June 30, 2025, we redeemed the remaining $97 million aggregate principal amount of our 2026 Notes at a redemption price of 102.094% of the principal amount thereof, plus accrued and unpaid interest. In addition, we repurchased $42 million aggregate principal amount of our 2029 Notes through open market transactions at a weighted average price of approximately 103% of the principal amount thereof, plus accrued and unpaid interest. See Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements for additional information.

Share Repurchase Program

During 2022, our Board of Directors authorized a share repurchase program that allows us to repurchase up to $2.0 billion of outstanding common stock. During the three and six months ended June 30, 2025, we repurchased approximately 2.2 million shares of our common stock at a total cost of $75 million and approximately 2.5 million shares of our common stock at a total cost of $85 million, respectively, through our share repurchase program. As of June 30, 2025, we have approximately $966 million of capacity remaining under our share repurchase program. The shares may be repurchased from time to time in open market transactions, through privately negotiated transactions or by other means in accordance with federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will be determined by us at our discretion and will depend on a variety of factors, including the market price of our common stock, general market and economic conditions and applicable legal requirements.

Market Conditions and Business Trends

Commodity Markets

Prices for natural gas, NGLs and oil that we produce significantly impact our revenues and cash flows. Benchmark prices for natural gas and ethane increased significantly, while benchmark prices for C3+ NGLs remained relatively consistent and benchmark prices for oil decreased during the three and six months ended June 30, 2025 as compared to the same periods of 2024. As a result of the higher benchmark natural gas prices during the three and six months ended June 30, 2025, we experienced an increase in price realization for natural gas products, partially offset by the effects of decreased benchmark NGLs and oil prices as compared to the three and six months ended June 30, 2024. We monitor the economic factors that impact natural gas, NGLs and oil prices, including domestic and foreign supply and demand indicators, domestic and foreign commodity inventories, the actions of Organization of Petroleum Exporting Countries and other large producing nations and the current conflicts in Ukraine and in the Middle East, among others. In the current economic environment, we expect that commodity prices for some or all of the commodities we produce could remain volatile. This volatility is beyond our control and may adversely impact our business, financial condition, results of operations and future cash flows.

The following table details the average benchmark natural gas, NGLs and oil prices:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Henry Hub ($/Mcf) (1)	$1.89	3.44	2.07	3.55
Mont Belvieu Ethane ($/Bbl) (2)	8.07	10.11	8.07	10.78
Mont Belvieu C3+ NGLs ($/Bbl) (3)	40.33	38.07	41.54	41.03
West Texas Intermediate ($/Bbl) (4)	80.57	63.74	78.77	67.58
(1)	NYMEX first of month average natural gas price.
(2)	Intercontinental Exchange, Inc. (“ICE”) settlement ethane Oil Price Information Service (“OPIS”) futures average price for the front month contract as published on the last trading day of the month.
(3)	ICE settlement propane, isobutane, normal butane and natural gasoline OPIS futures average price for the front month contract as published on the last trading day of the month. Propane and isobutane reflect TET prices, and normal butane and natural gasoline reflect non-TET prices. Propane, isobutane, normal butane and natural gasoline futures prices are weighted to approximate Antero Resources’ average C3+ NGLs composition.
(4)	NYMEX calendar month average settled futures price.

Hedge Position

Antero Resources (Excluding Martica)

We are exposed to certain commodity price risks relating to our ongoing business operations, and we use derivative instruments when circumstances warrant to manage such risks. In addition, we periodically enter into contracts that contain embedded features that are required to be bifurcated and accounted for separately as derivatives. For the three months ended June 30, 2024 and 2025, 2% and 4%, respectively, of our production was hedged through commodity derivatives. For the six months ended June 30, 2024 and 2025, 4% of our production was hedged through commodity derivatives. Assuming our 2025 production is the same as our production in 2024, approximately 4% of our total production for 2025 is hedged through commodity derivatives. As of June 30, 2025, the estimated fair value of our commodity derivative contracts was a net liability of $48 million. See Note 11—Derivative Instruments to the unaudited condensed consolidated financial statements for additional information.

Martica

Our consolidated VIE, Martica, also maintained a portfolio of fixed swap natural gas, NGLs and oil derivatives for the benefit of the noncontrolling interests in Martica. As such, all gains and losses attributable to Martica’s derivative portfolio were fully attributable to the noncontrolling interests in Martica. During the three months ended March 31, 2025, all of Martica’s derivative contracts expired, and as a result Martica had no derivative instruments as of March 31, 2025 or June 30, 2025. See Note 11—Derivative Instruments to the unaudited condensed consolidated financial statements for additional information.

Economic Indicators

The economy experienced elevated inflation levels as a result of global supply and demand imbalances, where global demand outpaced supplies beginning in 2021 and continuing through 2024. In order to manage the inflation risk present in the United States’ economy, the Federal Reserve utilized monetary policy in the form of interest rate increases beginning in March 2022 in an effort to bring the inflation rate in line with its stated goal of 2% on a long-term basis. Between March 2022 and July 2023, the Federal Reserve increased the federal funds interest rate by 5.25%. During the second half of 2024, inflation rates began to approach the Federal Reserve’s stated goal of 2%, and the Federal Reserve decreased the federal funds rate by 1.0% between September and December 2024. However, recent tariff activity by the United States government has caused the Federal Reserve to keep the federal funds rate steady in the first half of 2025. While inflationary pressures in the United States’ economy have begun to subside, it is uncertain what impact recent tariff activity by the United States and foreign governments will have on inflation.

The economy also continues to be impacted by the effects of global events. These events have often caused global supply chain disruptions with additional pressure due to trade sanctions, tariffs, other global trade restrictions and the outbreak of armed conflict, including in the Middle East and Iran, among others. While our supply chain has not experienced any significant interruptions as a result of such events, there can be no assurance that we will not experience interruptions in the future.

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

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2025

The operating results of our reportable segments were as follows (in thousands):

	Three Months Ended June 30, 2024
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream (1)	Affiliate	Total
Revenue and other:
Natural gas sales	$374,568	—	—	—	374,568
Natural gas liquids sales	489,191	—	—	—	489,191
Oil sales	63,458	—	—	—	63,458
Commodity derivative fair value losses	(5,585)	—	—	—	(5,585)
Gathering, compression and water handling	—	—	269,795	(269,795)	—
Marketing	—	49,418	—	—	49,418
Amortization of deferred revenue, VPP	6,739	—	—	—	6,739
Other revenue and income	865	—	—	—	865
Total revenue	929,236	49,418	269,795	(269,795)	978,654

Operating expenses:
Lease operating	29,759	—	—	—	29,759
Gathering and compression	222,139	—	26,190	(26,190)	222,139
Processing	269,985	—	—	—	269,985
Transportation	171,318	—	—	—	171,318
Water handling	—	—	30,219	(30,219)	—
Production and ad valorem taxes	41,933	—	—	—	41,933
Marketing	—	70,807	—	—	70,807
Exploration and mine expenses	643	—	—	—	643
General and administrative (excluding equity-based compensation)	42,277	—	9,620	(9,620)	42,277
Equity-based compensation	17,151	—	11,599	(11,599)	17,151
Depletion, depreciation and amortization	188,633	—	37,576	(37,576)	188,633
Impairment of property and equipment	313	—	—	—	313
Accretion of asset retirement obligations	780	—	—	—	780
Gain on sale of assets	(18)	—	—	—	(18)
Contract termination, loss contingency, settlements and other operating expenses	3,020	—	1,838	(1,838)	3,020
Total operating expenses	987,933	70,807	117,042	(117,042)	1,058,740
Operating income (loss)	$(58,697)	(21,389)	152,753	(152,753)	(80,086)

Equity in earnings of unconsolidated affiliates	$20,881	—	27,597	(27,597)	20,881
(1)	Amounts reflect those recorded in Antero Midstream’s unaudited condensed consolidated financial statements.

	Three Months Ended June 30, 2025
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream (1)	Affiliate	Total
Revenue and other:
Natural gas sales	$688,753	—	—	—	688,753
Natural gas liquids sales	480,757	—	—	—	480,757
Oil sales	33,700	—	—	—	33,700
Commodity derivative fair value gains	53,409	—	—	—	53,409
Gathering, compression and water handling	—	—	305,472	(305,472)	—
Marketing	—	33,743	—	—	33,743
Amortization of deferred revenue, VPP	6,298	—	—	—	6,298
Other revenue and income	833	—	—	—	833
Total revenue	1,263,750	33,743	305,472	(305,472)	1,297,493

Operating expenses:
Lease operating	37,244	—	—	—	37,244
Gathering and compression	236,830	—	25,662	(25,662)	236,830
Processing	284,040	—	—	—	284,040
Transportation	180,852	—	—	—	180,852
Water handling	—	—	37,452	(37,452)	—
Production and ad valorem taxes	34,830	—	—	—	34,830
Marketing	—	51,988	—	—	51,988
Exploration	648	—	—	—	648
General and administrative (excluding equity-based compensation)	41,328	—	10,718	(10,718)	41,328
Equity-based compensation	15,855	—	11,407	(11,407)	15,855
Depletion, depreciation and amortization	187,589	—	33,364	(33,364)	187,589
Impairment of property and equipment	6,297	—	—	—	6,297
Accretion of asset retirement obligations	942	—	—	—	942
Loss on sale of assets	546	—	—	—	546
Contract termination, loss contingency, settlements and other operating expenses	13,621	—	425	(425)	13,621
Total operating expenses	1,040,622	51,988	119,028	(119,028)	1,092,610
Operating income (loss)	$223,128	(18,245)	186,444	(186,444)	204,883

Equity in earnings of unconsolidated affiliates	$30,563	—	30,016	(30,016)	30,563
(1)	Amounts reflect those recorded in Antero Midstream’s unaudited condensed consolidated financial statements.

Exploration and Production Segment

The following table sets forth selected operating data of the exploration and production segment:

	Three Months Ended		Amount of
	June 30,		Increase	Percent
	2024	2025	(Decrease)	Change
Production data (1) (2):
Natural gas (Bcf)	196	203	7	4%
C2 Ethane (MBbl)	7,811	6,924	(887)	(11)%
C3+ NGLs (MBbl)	10,514	10,608	94	1%
Oil (MBbl)	952	672	(280)	(29)%
Combined (Bcfe)	311	312	1	*
Daily combined production (MMcfe/d)	3,420	3,430	10	*
Average prices before effects of derivative settlements (3):
Natural gas (per Mcf)	$1.92	3.39	1.47	77%
C2 Ethane (per Bbl) (4)	$8.42	11.34	2.92	35%
C3+ NGLs (per Bbl)	$40.27	37.92	(2.35)	(6)%
Oil (per Bbl)	$66.66	50.15	(16.51)	(25)%
Weighted Average Combined (per Mcfe)	$2.98	3.85	0.87	29%
Average realized prices after effects of derivative settlements (3):
Natural gas (per Mcf)	$1.94	3.36	1.42	73%
C2 Ethane (per Bbl) (4)	$8.42	11.34	2.92	35%
C3+ NGLs (per Bbl)	$40.44	37.92	(2.52)	(6)%
Oil (per Bbl)	$66.50	50.15	(16.35)	(25)%
Weighted Average Combined (per Mcfe)	$3.00	3.83	0.83	28%
Average costs (per Mcfe):
Lease operating	$0.10	0.12	0.02	20%
Gathering and compression	$0.71	0.76	0.05	7%
Processing	$0.87	0.91	0.04	5%
Transportation	$0.55	0.58	0.03	5%
Production and ad valorem taxes	$0.13	0.11	(0.02)	(15)%
Marketing expense, net	$0.07	0.06	(0.01)	(14)%
General and administrative (excluding equity-based compensation)	$0.14	0.13	(0.01)	(7)%
Depletion, depreciation, amortization and accretion	$0.61	0.60	(0.01)	(2)%

*Not meaningful

(1)	Production data excludes volumes related to the VPP.
(2)	Oil and NGLs production was converted at 6 Mcf per Bbl to calculate total Bcfe production and per Mcfe amounts. This ratio is an estimate of the equivalent energy content of the products and may not reflect their relative economic value.
(3)	Average prices reflect the before and after effects of our settled commodity derivatives. Our calculation of such after effects includes gains (losses) on settlements of commodity derivatives, which do not qualify for hedge accounting because we do not designate or document them as hedges for accounting purposes.
(4)	The average realized price for the three months ended June 30, 2024 and 2025 includes $0.1 million and $0.5 million, respectively, of proceeds related to a take-or-pay contract. Excluding the effect of these proceeds, the average realized price for ethane before and after the effects of derivatives for the three months ended June 30, 2024 and 2025 would have been $8.41 per Bbl and $11.27 per Bbl, respectively.

Natural gas sales. Revenues from sales of natural gas increased from $375 million for the three months ended June 30, 2024 to $689 million for the three months ended June 30, 2025, an increase of $314 million, or 84%. Higher commodity prices (excluding the effects of derivative settlements) during the three months ended June 30, 2025 accounted for an approximate $299 million increase in year-over-year natural gas sales revenue (calculated as the change in the year-to-year average price times current year production volumes). Higher natural gas production volumes accounted for an approximate $15 million increase in year-over-year natural gas sales revenue (calculated as the change in year-to-year volumes times the prior year average price).

NGLs sales. Revenues from sales of NGLs decreased from $489 million for the three months ended June 30, 2024 to $481 million for the three months ended June 30, 2025, a decrease of $8 million, or 2%. Lower commodity prices (excluding the effects of derivative settlements) during the three months ended June 30, 2025 accounted for an approximate $4 million decrease in year-over-year revenues (calculated as the change in the year-to-year average price times current year production volumes). Lower ethane production volumes accounted for an approximate $8 million decrease in year-over-year NGLs revenues (calculated as the change in year-to-year volumes times the prior year average price), partially offset by higher C3+

NGLs production volumes that accounted for an approximate $4 million increase in year-over-year NGLs revenues (calculated as the change in year-to-year volumes times the prior year average price).

Oil sales. Revenues from sales of oil decreased from $63 million for the three months ended June 30, 2024 to $34 million for the three months ended June 30, 2025, a decrease of $29 million, or 47%. Lower commodity prices (excluding the effects of derivative settlements) during the three months ended June 30, 2025 accounted for an approximate $11 million decrease in year-over-year revenues (calculated as the change in the year-to-year average price times current year production volumes). Lower oil production volumes during the three months ended June 30, 2025 accounted for an approximate $18 million decrease in year-over-year oil revenues (calculated as the change in year-to-year volumes times the prior year average price).

Commodity derivative fair value gains (losses). Our commodity derivatives included fixed price swaps, collars, basis swaps, call options and embedded put options. Because we do not designate these derivatives as accounting hedges, they do not receive hedge accounting treatment. Consequently, all mark-to-market gains or losses, as well as cash receipts or payments on settled derivative instruments, are recognized in our statements of operations and comprehensive income (loss). For the three months ended June 30, 2024 and 2025, our commodity hedges resulted in derivative fair value losses of $6 million and fair value gains of $53 million, respectively. For the three months ended June 30, 2024, commodity derivative fair value losses included $6 million of net cash proceeds on settled commodity derivative gains. For the three months ended June 30, 2025, commodity derivative fair gains included $6 million of net cash payments for settled derivative losses.

Commodity derivative fair value gains or losses vary based on future commodity prices and have no cash flow impact until the derivative contracts are settled or monetized prior to settlement. Derivative asset or liability positions at the end of any accounting period may reverse to the extent future commodity prices increase or decrease from their levels at the end of the accounting period, or as gains or losses are realized through settlement. We expect continued volatility in commodity prices and the related fair value of our derivative instruments in the future. Additionally, the substantial majority of our expected production is currently unhedged for 2025 and beyond, which limits our exposure to volatility in the fair value of our derivative instruments related to commodity price changes in the future.

Amortization of deferred revenue, VPP. Amortization of deferred revenues associated with the VPP decreased from $7 million for the three months ended June 30, 2024 to $6 million for the three months ended June 30, 2025, a decrease of $1 million, or 7%, primarily due to lower production volumes attributable to the VPP properties between periods. Amortization of the deferred revenues associated with the VPP are recognized as the production volumes are delivered at $1.61 per MMBtu over the contractual term.

Lease operating expense. Lease operating expense increased from $30 million, or $0.10 per Mcfe, for the three months ended June 30, 2024 to $37 million, or $0.12 per Mcfe, for the three months ended June 30, 2025, an increase of $7 million primarily due to higher oilfield service and produced water trucking and disposal costs as a result of our completion activity timing during the three months ended June 30, 2025.

Gathering, compression, processing and transportation expense. Gathering, compression, processing and transportation expense increased from $663 million for the three months ended June 30, 2024 to $702 million for the three months ended June 30, 2025, an increase of $39 million, or 6%. This was primarily a result of the following:

●	Gathering and compression costs increased from $0.71 per Mcfe for the three months ended June 30, 2024 to $0.76 per Mcfe for the three months ended June 30, 2025, primarily due to increased fuel costs as a result of higher natural gas prices and annual CPI-based adjustments between periods.
●	Processing costs increased from $0.87 per Mcfe for the three months ended June 30, 2024 to $0.91 per Mcfe for the three months ended June 30, 2025, primarily due to increased costs for NGLs processing, which includes an annual CPI-based adjustment during the first quarter of 2024 and higher NGLs transportation fees.
●	Transportation costs increased from $0.55 per Mcfe for the three months ended June 30, 2024 to $0.58 per Mcfe for the three months ended June 30, 2025, primarily due to higher fuel costs as a result of higher natural gas prices between periods and higher demand fees for certain pipelines during the three months ended June 30, 2025.

Production and ad valorem tax expense.  Production and ad valorem taxes decreased from $42 million for the three months ended June 30, 2024 to $35 million for the three months ended June 30, 2025, a decrease of $7 million, or 17%, primarily due to lower ad valorem taxes, partially offset by higher severance taxes as a result of increased natural gas prices during the three months ended June 30, 2025. Production and ad valorem taxes as a percentage of natural gas revenues decreased from 11% for the three months ended June 30, 2024 to 5% for the three months ended June 30, 2025, primarily as a result of lower ad valorem taxes. West Virginia ad valorem taxes in 2024 were based on commodity prices during 2022, and West Virginia ad valorem taxes in 2025 are based on commodity prices during 2023.

General and administrative expense. General and administrative expense (excluding equity-based compensation expense) remained relatively consistent at $42 million, or $0.14 per Mcfe, for the three months ended June 30, 2024 and $41 million, or $0.13 per Mcfe for the three months ended June 30, 2025.

Equity-based compensation expense. Non-cash equity-based compensation expense remained relatively consistent at $17 million and $16 million for the three months ended June 30, 2024 and 2025, respectively. See Note 9—Equity-Based Compensation to the unaudited condensed consolidated financial statements for additional information.

Depletion, depreciation and amortization expense (“DD&A expense”). DD&A expense remained relatively consistent at $189 million, or $0.61 per Mcfe, and $188 million, or $0.60 per Mcfe, for the three months ended June 30, 2024 and 2025, respectively.

Impairment of property and equipment. Impairment of oil and gas properties of $6 million for the three months ended June 30, 2025 primarily related to expiring leases. During both periods, we recognized impairments primarily related to expiring leases as well as design and initial costs related to pads we no longer plan to place into service.

Contract termination, loss contingency, settlements and other operating expenses. Contract termination, loss contingency, settlements and other operating expenses increased from $3 million for the three months ended June 30, 2024 to $14 million for the three months ended June 30, 2025, an increase of $11 million. This increase was primarily due to a loss contingency recorded during the three months ended June 30, 2025. See Note 14—Contingencies to the unaudited condensed consolidated financial statements for additional information.

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

Net marketing expense decreased from $21 million, or $0.07 per Mcfe, for the three months ended June 30, 2024 to $18 million, or $0.06 per Mcfe, for the three months ended June 30, 2025, primarily due to lower firm transportation commitments between periods.

Marketing revenue. Marketing revenue decreased from $49 million for the three months ended June 30, 2024 to $34 million for the three months ended June 30, 2025, a decrease of $15 million, or 32%. This fluctuation primarily resulted from the following:

●	Natural gas marketing revenue decreased by $2 million between periods primarily due to lower natural gas marketing volumes, partially offset by higher natural gas prices. Lower natural gas marketing volumes accounted for a $4 million decrease in year-over-year marketing revenues (calculated as the change in year-to-year volumes times the prior year average price), and higher natural gas prices accounted for a $2 million increase in year-over-year marketing revenues (calculated as the change in the year-to-year average price times current year marketing volumes).
●	Oil marketing revenue decreased by $21 million between periods primarily due to lower oil marketing volumes and prices. Lower oil marketing volumes accounted for a $15 million decrease in year-over-year marketing revenues (calculated as the change in year-to-year volumes times the prior year average price), and lower oil prices accounted for a $6 million decrease in year-over-year marketing revenues (calculated as the change in the year-to-year average price times current year marketing volumes).
●	NGLs marketing revenues increased by $3 million for the three months ended June 30, 2025 due to higher C3+ NGLs marketing volumes.

Marketing expense. Marketing expense decreased from $71 million for the three months ended June 30, 2024 to $52 million for the three months ended June 30, 2025, a decrease of $19 million, or 27%. Marketing expense includes the cost of third-party purchased natural gas, NGLs and oil as well as firm transportation costs, including costs related to current excess firm capacity. The cost of third-party oil purchases decreased $20 million between periods, primarily due to lower marketing volumes during the three months ended June 30, 2025. The cost of third-party natural gas and NGLs remained relatively consistent between periods. Firm transportation costs also remained relatively consistent between periods at $27 million for the three months ended June 30, 2024 and $26 million for the three months ended June 30, 2025.

Antero Midstream Segment

Antero Midstream revenue.  Revenue from the Antero Midstream segment increased from $270 million for the three months ended June 30, 2024 to $305 million for the three months ended June 30, 2025, an increase of $35 million. This increase is primarily due to higher gathering and processing revenues of $19 million and higher water handling revenues of $16 million. The increased gathering and processing revenues between periods is primarily a result of increased throughput and annual CPI-based gathering and compression rate adjustments between periods. The increased water handling revenues between periods is primarily due to higher wastewater trucking and disposal volumes, increased wastewater trucking and disposal costs that are billed at cost plus 3% and higher fresh water delivery volumes during the three months ended June 30, 2025, as well as increased blending cost of service fees and an increase to the fresh water delivery rate as a result of an annual CPI-based rate adjustment between periods.

Antero Midstream operating expense. Total operating expense related to the Antero Midstream segment increased from $117 million for the three months ended June 30, 2024 to $119 million for the three months ended June 30, 2025, an increase of $2 million. This increase is primarily due to higher direct operating expenses as a result of increased water handling volumes and costs, as well as increased blending costs during the three months ended June 30, 2025, partially offset by lower depreciation expense associated with Antero Midstream’s program to repurpose underutilized compressor units to expand existing or construct new compressor stations between periods.

Items Not Allocated to Segments

Interest expense. Interest expense decreased from $33 million for the three months ended June 30, 2024 to $20 million for the three months ended June 30, 2025, a decrease of $13 million, or 39%, primarily due to the redemption or repurchase of $139 million aggregate principal amount of our Senior Notes during the six months ended June 30, 2025 and lower average Credit Facility borrowings and interest rates during the three months ended June 30, 2025. See Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements for more information.

Loss on early extinguishment of debt. There was no loss on early extinguishment of debt for the three months ended June 30, 2024. During the three months ended June 30, 2025, we repurchased $23 million aggregate principal amount of our 2029 Notes through open market transactions at a weighted average premium of approximately 102% of the principal amount thereof, plus accrued and unpaid interest, and recognized a loss on early debt extinguishment of $1 million. See Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements for more information.

Income tax expense. For the three months ended June 30, 2024, we had an income tax benefit of $17 million, with an effective tax rate of 19%, due to a loss before income taxes of $92 million. For the three months ended June 30, 2025, we had an income tax expense of $48 million, with an effective tax rate of 22%, due to income before income taxes of $215 million. The increase in the effective tax rate between periods was primarily due to the effects of noncontrolling interests and stock compensation expense. See Note 2—Summary of Significant Accounting Policies to the unaudited condensed consolidated financial statements for additional information on the effects of the OBBB.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2025

The operating results of our reportable segments were as follows (in thousands):

	Six Months Ended June 30, 2024
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream (1)	Affiliate	Total
Revenue and other:
Natural gas sales	$848,701	—	—	—	848,701
Natural gas liquids sales	1,007,053	—	—	—	1,007,053
Oil sales	128,175	—	—	—	128,175
Commodity derivative fair value gains	3,861	—	—	—	3,861
Gathering, compression and water handling	—	—	548,846	(548,846)	—
Marketing	—	97,938	—	—	97,938
Amortization of deferred revenue, VPP	13,477	—	—	—	13,477
Other revenue and income	1,720	—	—	—	1,720
Total revenue	2,002,987	97,938	548,846	(548,846)	2,100,925

Operating expenses:
Lease operating	58,880	—	—	—	58,880
Gathering and compression	445,669	—	52,333	(52,333)	445,669
Processing	525,780	—	—	—	525,780
Transportation	364,274	—	—	—	364,274
Water handling	—	—	57,994	(57,994)	—
Production and ad valorem taxes	100,101	—	—	—	100,101
Marketing	—	130,620	—	—	130,620
Exploration	1,245	—	—	—	1,245
General and administrative (excluding equity-based compensation)	82,062	—	21,514	(21,514)	82,062
Equity-based compensation	33,228	—	20,926	(20,926)	33,228
Depletion, depreciation and amortization	379,108	—	74,671	(74,671)	379,108
Impairment of property and equipment	5,503	—	—	—	5,503
Accretion of asset retirement obligations	1,556	—	—	—	1,556
Loss on sale of assets	170	—	—	—	170
Contract termination, loss contingency, settlements and other operating expenses	5,076	—	2,404	(2,404)	5,076
Total operating expenses	2,002,652	130,620	229,842	(229,842)	2,133,272
Operating income (loss)	$335	(32,682)	319,004	(319,004)	(32,347)

Equity in earnings of unconsolidated affiliates	$44,228	—	55,127	(55,127)	44,228
(1)	Amounts reflect those recorded in Antero Midstream’s unaudited condensed consolidated financial statements.

	Six Months Ended June 30, 2025
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream (1)	Affiliate	Total
Revenue and other:
Natural gas sales	$1,468,758	—	—	—	1,468,758
Natural gas liquids sales	1,042,189	—	—	—	1,042,189
Oil sales	84,035	—	—	—	84,035
Commodity derivative fair value losses	(18,262)	—	—	—	(18,262)
Gathering, compression and water handling	—	—	596,601	(596,601)	—
Marketing	—	59,301	—	—	59,301
Amortization of deferred revenue, VPP	12,528	—	—	—	12,528
Other revenue and income	1,651	—	—	—	1,651
Total revenue	2,590,899	59,301	596,601	(596,601)	2,650,200

Operating expenses:
Lease operating	71,230	—	—	—	71,230
Gathering and compression	472,964	—	51,855	(51,855)	472,964
Processing	545,195	—	—	—	545,195
Transportation	378,580	—	—	—	378,580
Water handling	—	—	68,089	(68,089)	—
Production and ad valorem taxes	90,129	—	—	—	90,129
Marketing	—	94,758	—	—	94,758
Exploration	1,316	—	—	—	1,316
General and administrative (excluding equity-based compensation)	88,628	—	21,340	(21,340)	88,628
Equity-based compensation	31,000	—	23,809	(23,809)	31,000
Depletion, depreciation and amortization	373,941	—	66,112	(66,112)	373,941
Impairment of property and equipment	11,915	—	817	(817)	11,915
Accretion of asset retirement obligations	1,881	—	—	—	1,881
Gain on sale of assets	(29)	—	—	—	(29)
Contract termination, loss contingency, settlements and other operating expenses	12,337	—	912	(912)	12,337
Total operating expenses	2,079,087	94,758	232,934	(232,934)	2,173,845
Operating income (loss)	$511,812	(35,457)	363,667	(363,667)	476,355

Equity in earnings of unconsolidated affiliates	$59,224	—	58,036	(58,036)	59,224
(1)	Amounts reflect those recorded in Antero Midstream’s unaudited condensed consolidated financial statements.

Exploration and Production Segment

The following table sets forth selected operating data of the exploration and production segment:

	Six Months Ended		Amount of
	June 30,		Increase	Percent
	2024	2025	(Decrease)	Change
Production data (1) (2):
Natural gas (Bcf)	397	398	1	*
C2 Ethane (MBbl)	14,571	14,366	(205)	(1)%
C3+ NGLs (MBbl)	21,078	20,837	(241)	(1)%
Oil (MBbl)	1,987	1,524	(463)	(23)%
Combined (Bcfe)	623	618	(5)	(1)%
Daily combined production (MMcfe/d)	3,423	3,414	(9)	*
Average prices before effects of derivative settlements (3):
Natural gas (per Mcf)	$2.14	3.69	1.55	72%
C2 Ethane (per Bbl) (4)	$8.84	12.04	3.20	36%
C3+ NGLs (per Bbl)	$41.67	41.71	0.04	*
Oil (per Bbl)	$64.51	55.14	(9.37)	(15)%
Weighted Average Combined (per Mcfe)	$3.18	4.20	1.02	32%
Average realized prices after effects of derivative settlements (3):
Natural gas (per Mcf)	$2.15	3.65	1.50	70%
C2 Ethane (per Bbl) (4)	$8.84	12.04	3.20	36%
C3+ NGLs (per Bbl)	$41.74	41.71	(0.03)	*
Oil (per Bbl)	$64.36	55.08	(9.28)	(14)%
Weighted Average Combined (per Mcfe)	$3.20	4.17	0.97	30%
Average costs (per Mcfe):
Lease operating	$0.09	0.12	0.03	33%
Gathering and compression	$0.72	0.77	0.05	7%
Processing	$0.84	0.88	0.04	5%
Transportation	$0.58	0.61	0.03	5%
Production and ad valorem taxes	$0.16	0.15	(0.01)	(6)%
Marketing expense, net	$0.05	0.06	0.01	20%
General and administrative (excluding equity-based compensation)	$0.13	0.14	0.01	8%
Depletion, depreciation, amortization and accretion	$0.61	0.61	—	*

*Not meaningful

(1)	Production data excludes volumes related to the VPP.
(2)	Oil and NGLs production was converted at 6 Mcf per Bbl to calculate total Bcfe production and per Mcfe amounts. This ratio is an estimate of the equivalent energy content of the products and may not reflect their relative economic value.
(3)	Average prices reflect the before and after effects of our settled commodity derivatives. Our calculation of such after effects includes gains (losses) on settlements of commodity derivatives, which do not qualify for hedge accounting because we do not designate or document them as hedges for accounting purposes.
(4)	The average realized price for the six months ended June 30, 2024 and 2025 includes $2 million and $0.5 million, respectively, of proceeds related to a take-or-pay contract. Excluding the effect of these proceeds, the average realized price for ethane before and after the effects of derivatives for the six months ended June 30, 2024 and 2025 would have been $8.72 per Bbl and $12.01 per Bbl.

Natural gas sales. Revenues from sales of natural gas increased from $849 million for the six months ended June 30, 2024 to $1.5 billion for the six months ended June 30, 2025, an increase of $620 million, or 73%. Higher commodity prices (excluding the effects of derivative settlements) during the six months ended June 30, 2025 accounted for an approximate $619 million increase in year-over-year natural gas sales revenue (calculated as the change in the year-to-year average price times current year production volumes). Higher natural gas production volumes accounted for an approximate $1 million increase in year-over-year natural gas sales revenue (calculated as the change in year-to-year volumes times the prior year average price).

NGLs sales. Revenues from sales of NGLs remained consistent at $1.0 billion for the six months ended June 30, 2024 and 2025. Higher commodity prices (excluding the effects of derivative settlements) during the six months ended June 30, 2025 accounted for an approximate $47 million increase in year-over-year revenues (calculated as the change in the year-to-year average price times current year production volumes). Lower NGLs production volumes accounted for an approximate $12 million decrease in year-over-year NGLs revenues, respectively (calculated as the change in year-to-year volumes times the prior year average price).

Oil sales. Revenues from sales of oil decreased from $128 million for the six months ended June 30, 2024 to $84 million for the six months ended June 30, 2025, a decrease of $44 million, or 34%. Lower oil production volumes during the six months ended June 30, 2025 accounted for an approximate $30 million decrease in year-over-year oil revenues (calculated as the change in year-to-year volumes times the prior year average price). Lower oil prices, excluding the effects of derivative settlements, accounted for an approximate $14 million decrease in year-over-year oil revenues (calculated as the change in the year-to-year average price times current year production volumes).

Commodity derivative fair value gains (losses). Our commodity derivatives included fixed price swaps, collars, basis swaps, call options and embedded put options. Because we do not designate these derivatives as accounting hedges, they do not receive hedge accounting treatment. Consequently, all mark-to-market gains or losses, as well as cash receipts or payments on settled derivative instruments, are recognized in our statements of operations and comprehensive income (loss). For the six months ended June 30, 2024 and 2025, our commodity hedges resulted in derivative fair value gains of $4 million and fair value losses of $18 million, respectively. For the six months ended June 30, 2024, commodity derivative fair value gains included $7 million of net cash proceeds for settled derivative gains. For the six months ended June 30, 2025, commodity derivative fair value losses included $17 million of net cash payments for settled derivative losses.

Commodity derivative fair value gains or losses vary based on future commodity prices and have no cash flow impact until the derivative contracts are settled or monetized prior to settlement. Derivative asset or liability positions at the end of any accounting period may reverse to the extent future commodity prices increase or decrease from their levels at the end of the accounting period, or as gains or losses are realized through settlement. Additionally, the substantial majority of our expected production is currently unhedged for 2025 and beyond, which limits our exposure to volatility in the fair value of our derivative instruments related to commodity price changes in the future.

Amortization of deferred revenue, VPP. Amortization of deferred revenues associated with the VPP remained consistent at $13 million for the six months ended June 30, 2024 and 2025. Amortization of the deferred revenues associated with the VPP are recognized as the production volumes are delivered at $1.61 per MMBtu over the contractual term.

Lease operating expense. Lease operating expense increased from $59 million, or $0.09 per Mcfe, for the six months ended June 30, 2024 to $71 million, or $0.12 per Mcfe, for the six months ended June 30, 2025, an increase of $12 million primarily due to higher oilfield service and workover costs between periods, as well as increased produced water trucking and disposal costs as a result of our completion activity timing during the six months ended June 30, 2025.

Gathering, compression, processing and transportation expense. Gathering, compression, processing and transportation expense increased from $1.3 billion for the six months ended June 30, 2024 to $1.4 billion for the six months ended June 30, 2025, an increase of $0.1 billion, or 5%. This fluctuation was primarily a result of the following:

●	Gathering and compression costs on a per unit basis increased from $0.72 per Mcfe for the six months ended June 30, 2024 to $0.77 per Mcfe for the six months ended June 30, 2025, primarily due to increased fuel costs as a result of higher natural gas prices and annual CPI-based adjustments between periods.
●	Processing costs on a per unit basis increased from $0.84 per Mcfe for the six months ended June 30, 2024 to $0.88 per Mcfe for the six months ended June 30, 2025, primarily due to increased costs for NGLs processing and transportation, which includes an annual CPI-based adjustment during the first quarter of 2025, and higher NGLs transportation fees between periods.
●	Transportation costs on a per unit basis increased from $0.58 per Mcfe for the six months ended June 30, 2024 to $0.61 per Mcfe for the six months ended June 30, 2025, primarily due to higher fuel costs as a result of higher natural gas prices between periods and higher demand fees for certain pipelines during the six months ended June 30, 2025.

Production and ad valorem tax expense.  Production and ad valorem taxes decreased from $100 million for the six months ended June 30, 2024 to $90 million for the six months ended June 30, 2025, a decrease of $10 million, or 10%, primarily due to lower ad valorem taxes, partially offset by higher severance taxes as a result of increased natural gas prices during the six months ended June 30, 2025. Production and ad valorem taxes as a percentage of natural gas revenues decreased from 12% for the six months ended June 30, 2024 to 6% for the six months ended June 30, 2025, primarily as a result of lower ad valorem taxes. West Virginia ad valorem taxes in 2024 were based on commodity prices during 2022, and West Virginia ad valorem taxes in 2025 are based on commodity prices during 2023.

General and administrative expense. General and administrative expense (excluding equity-based compensation expense) increased from $82 million for the six months ended June 30, 2024 to $89 million for six months ended June 30, 2025, an increase of $7 million, or 8%, primarily due to higher professional service fees between periods. General and administrative expense on a per unit basis (excluding equity-based compensation) increased from $0.13 per Mcfe for the six months ended June 30, 2024 to $0.14 per Mcfe for the six months ended June 30, 2025 primarily as a result of higher overall costs between periods.

Equity-based compensation expense. Non-cash equity-based compensation expense remained relatively consistent at $33 million and $31 million for the six months ended June 30, 2024 and 2025, respectively. See Note 9—Equity-Based Compensation to the unaudited condensed consolidated financial statements for additional information.

Depletion, depreciation and amortization expense. DD&A expense remained relatively consistent at $379 million, or $0.61 per Mcfe, and $374 million, or $0.61 per Mcfe, for the six months ended June 30, 2024 and 2025, respectively.

Impairment of property and equipment. Impairment of oil and gas properties increased from $6 million for the six months ended June 30, 2024 to $12 million for the six months ended June 30, 2025, primarily due to higher impairments of expiring leases between periods. During both periods, we recognized impairments primarily related to expiring leases as well as design and initial costs related to pads we no longer plan to place into service.

Contract termination, loss contingency, settlements and other operating expenses. Contract termination, loss contingency, settlements and other operating expenses increased from $5 million for the six months ended June 30, 2024 to $12 million for the six months ended June 30, 2025, an increase of $7 million. This increase was primarily due to a loss contingency recorded during the three months ended June 30, 2025. See Note 14—Contingencies to the unaudited condensed consolidated financial statements for additional information.

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

Net marketing expense increased from $33 million, or $0.05 per Mcfe, for the six months ended June 30, 2024 to $35 million, or $0.06 per Mcfe, for the six months ended June 30, 2025, primarily due to higher firm transportation tariffs and pipeline maintenance between periods.

Marketing revenue. Marketing revenue decreased from $98 million for the six months ended June 30, 2024 to $59 million for the six months ended June 30, 2025, a decrease of $39 million, or 39%. This fluctuation primarily resulted from the following:

●	Natural gas marketing revenue decreased by $10 million between periods primarily due to lower natural gas marketing volumes, partially offset by higher natural gas prices. Lower natural gas marketing volumes accounted for a $12 million decrease in year-over-year marketing revenues (calculated as the change in year-to-year volumes times the prior year average price), and higher natural gas prices accounted for a $2 million increase in year-over-year marketing revenues (calculated as the change in the year-to-year average price times current year marketing volumes).
●	Oil marketing revenue decreased by $34 million between periods primarily due to lower oil marketing volumes and prices. Lower oil marketing volumes accounted for a $23 million decrease in year-over-year marketing revenues (calculated as the change in year-to-year volumes times the prior year average price), and lower oil prices accounted for an $11 million decrease in year-over-year marketing revenues (calculated as the change in the year-to-year average price times current year marketing volumes).
●	NGLs marketing revenue increased by $2 million between periods primarily due to higher ethane and C3+ NGLs marketing volumes and prices.

Marketing expense. Marketing expense decreased from $131 million for the six months ended June 30, 2024 to $95 million for the six months ended June 30, 2025, a decrease of $36 million, or 27%. Marketing expense includes the cost of third-party purchased natural gas, NGLs and oil as well as firm transportation costs, including costs related to current excess firm capacity. The cost of third-party natural gas and oil purchases decreased $8 million and $33 million between periods, respectively, and the cost of third-party NGLs purchases increased $2 million between periods. The total cost of third-party commodity purchases decreased primarily due to lower marketing volumes between periods, partially offset by higher natural gas prices during the six months ended June 30, 2025. Firm transportation costs increased from $43 million for the six months ended June 30, 2024 to $47 million for the six months ended June 30, 2025, an increase of $4 million, or 9%, primarily due to the increase in firm transportation tariffs between periods.

Antero Midstream Segment

Antero Midstream revenue. Revenue from the Antero Midstream segment increased from $549 million for the six months ended June 30, 2024 to $597 million for the six months ended June 30, 2025, an increase of $48 million. This increase is primarily due to higher gathering and processing revenues of $31 million and higher water handling revenues of $17 million. The increased gathering and processing revenues between periods is primarily a result of increased throughput and annual CPI-based gathering and compression rate adjustments between periods. The increased water handling revenues between periods is primarily due to higher wastewater trucking and disposal volumes, increased wastewater trucking and disposal costs that are billed at cost plus 3% and higher fresh water delivery volumes during the six months ended June 30, 2025, as well as increased blending cost of service fees and an increase to the fresh water delivery rate as a result of the annual CPI-based rate adjustment between periods.

Antero Midstream operating expense. Total operating expense related to the Antero Midstream segment increased from $230 million for the six months ended June 30, 2024 to $233 million for the six months ended June 30, 2025, an increase of $3 million. This increase is primarily due to higher direct operating expenses as a result of increased water handling volumes and costs, as well as increased blending costs during the six months ended June 30, 2025, partially offset by lower depreciation expense associated with Antero Midstream’s program to repurpose underutilized compressor units to expand existing or construct new compressor stations between periods.

Items Not Allocated to Segments

Interest expense. Interest expense decreased from $63 million for the six months ended June 30, 2024 to $43 million for the six months ended June 30, 2025, a decrease of $20 million or 31%, primarily due to the redemption or repurchase of $139 million aggregate principal amount of our Senior Notes and lower average Credit Facility borrowings and interest rates during the six months ended June 30, 2025.

Loss on early extinguishment of debt. There was no loss on early extinguishment of debt for the six months ended June 30, 2024. During the six months ended June 30, 2025, we recognized a loss on early debt extinguishment of $4 million related to the redemption of the remaining $97 million aggregate principal amount of our 2026 Notes at a redemption price of 102.094% of the principal amount thereof, plus accrued and unpaid interest, and the repurchase of $42 million aggregate principal amount of our 2029 Notes through open market transactions at a weighted average price of approximately 103% of the principal amount thereof, plus accrued and unpaid interest. See Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements for more information.

Income tax expense. For the six months ended June 30, 2024, we had an income tax benefit of $11 million, with an effective tax rate of 22%, related to our loss before income taxes of $51 million. For the six months ended June 30, 2025, we had an income tax expense of $103 million, with an effective tax rate of 21%, related to our income before income taxes of $489 million. The increase in the effective tax rate between periods was primarily due to the effects of noncontrolling interests and stock compensation expense. See Note 2—Summary of Significant Accounting Policies to the unaudited condensed consolidated financial statements for additional information on the effects of the OBBB.

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

Based on strip prices as of June 30, 2025, we believe that net cash provided by operating activities and available borrowings under the Credit Facility will be sufficient to meet our cash requirements, including normal operating needs, debt service obligations, capital expenditures and commitments and contingencies for at least the next 12 months.

Cash Flows

The following table summarizes our cash flows (in thousands):

	Six Months Ended June 30,
	2024	2025
Net cash provided by operating activities	$405,109	950,097
Net cash used in investing activities	(414,125)	(405,380)
Net cash provided by (used in) financing activities	9,016	(544,717)
Net increase in cash and cash equivalents	$—	—

Operating activities. Net cash provided by operating activities was $405 million and $950 million for the six months ended June 30, 2024 and 2025, respectively. Net cash provided by operating activities increased between periods primarily due to higher natural gas and NGLs prices, lower interest expense and changes in working capital, partially offset by lower oil revenues between periods and higher gathering, compression, processing and transportation expenses.

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

Investing activities. Net cash used in investing activities decreased from $414 million for the six months ended June 30, 2024 to $405 million for the six months ended June 30, 2025, primarily due to slightly decreased drilling activity during the six months ended June 30, 2025.

Financing activities. Net cash provided by financing activities was $9 million for the six months ended June 30, 2024. Net cash used in financing activities was $545 million for the six months ended June 30, 2025. The increase in net cash used in financing activities between periods is primarily due to higher net repayments on our Credit Facility of $332 million, redemptions and repurchases of $139 million principal amount of our Senior Notes during the six months ended June 30, 2025, and share repurchases of $85 million during the six months ended June 30, 2025, partially offset by decreased distributions to the noncontrolling interests in Martica of $5 million between periods.

2025 Capital Budget and Capital Spending

On February 12, 2025, we announced a net capital budget for 2025 of $725 million to $800 million. On July 30, 2025, we announced a decrease in our net capital budget to reflect our drilling and completion operational efficiencies. Our revised net capital budget for 2025 is $725 million to $775 million. Our revised budget includes: a range of $650 million to $675 million for drilling and completion and $75 million to $100 million for leasehold expenditures. We do not budget for acquisitions. During 2025, we plan to complete 60 to 65 net horizontal wells in the Appalachian Basin. We periodically review our capital expenditures and adjust our budget and its allocation based on liquidity, drilling results, leasehold acquisition opportunities and commodity prices.

For the three months ended June 30, 2025, our total consolidated capital expenditures were $199 million, including drilling and completion costs of $171 million, leasehold acquisitions of $26 million and other capital expenditures of $2 million. For the six months ended June 30, 2025, our total consolidated capital expenditures were $387 million, including drilling and completion costs of $328 million, leasehold acquisitions of $56 million and other capital expenditures of $3 million.

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

Based on future prices as of June 30, 2025, the estimated undiscounted future net cash flows exceeded the carrying amount and no further evaluation was required. We have not recorded any impairment expenses associated with our proved properties during the six months ended June 30, 2024 and 2025.

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

We may enter into financial derivative instruments for a portion of our natural gas, NGLs and oil production when circumstances warrant and management believes that favorable future prices can be secured in order to mitigate some of the potential negative impact on our cash flows caused by changes in commodity prices. Due to our improved liquidity and leverage position as compared to historical levels, the substantial majority of our expected production is unhedged. For the three months ended June 30, 2024 and 2025, 2% and 4%, respectively, of our production was hedged through commodity derivatives. For the six months ended June 30, 2024 and 2025, 4% of our production was hedged through commodity derivatives.

Our financial hedging activities may include commodity derivative instruments that are intended to support natural gas, NGLs and oil prices at targeted levels and to manage our exposure to price risk associated with our production. These contracts may include commodity price swaps whereby we will receive a fixed price and pay a variable market price to the contract counterparty, collars that set a floor and ceiling price for the hedged production, basis differential swaps or call or embedded put options, among others. These contracts are financial instruments and do not require or allow for physical delivery of the hedged commodity. As of June 30, 2025, our commodity derivatives included fixed swaps, collars, call options and embedded put options at index-based pricing for a nominal portion of our production. See Note 11—Derivative Instruments to our unaudited condensed consolidated financial statements for additional information.

Based on our production and our derivative instruments that settled during the six months ended June 30, 2025, our revenues would have decreased by $74 million for each $0.10 decrease per MMBtu in natural gas prices and $1.00 decrease per Bbl in oil and NGLs prices, excluding the effects of changes in the fair value of our derivative positions which remain open as of June 30, 2025.

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

Mark-to-market adjustments of derivative instruments cause earnings volatility but have no cash flow impact relative to changes in market prices until the derivative contracts are settled or monetized prior to settlement. We expect continued volatility in the fair value of our derivative instruments. Our cash flows are impacted when the associated derivative contracts are settled or monetized by making or receiving payments to or from the counterparty. As of December 31, 2024 and June, 2025, the estimated fair value of our commodity derivative instruments was a net liability of $47 million and $48 million, respectively, comprised of current and noncurrent assets and liabilities.

Counterparty and Customer Credit Risk

Our principal exposures to credit risk are through receivables resulting from the following: the sale of our natural gas, NGLs and oil production ($368 million as of June 30, 2025), which we market to energy companies, end users and refineries, and commodity derivative contracts ($2 million as of June 30, 2025).

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

In addition, we are exposed to the credit risk of our counterparties for our derivative instruments. Credit risk is the potential failure of a counterparty to perform under the terms of a derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions that management deems to be competent and competitive market makers. The creditworthiness of our counterparties is subject to periodic review. As of June 30, 2025, we have commodity hedges in place with seven different counterparties, six of which are lenders under the Unsecured Credit Facility. We had derivative assets of $1 million with bank counterparties under our Unsecured Credit Facility as of June 30, 2025. The estimated fair value of our commodity derivative assets has been risk-adjusted using a discount rate based upon the counterparties’ respective published credit default swap rates (if available, or if not available, a discount rate based on the applicable Reuters bond rating) as of June 30, 2025. We believe that all of the counterparties to our derivative instruments are acceptable credit risks as of June 30, 2025. We are not required to provide credit support or collateral to any of our counterparties under our derivative contracts, nor are they required to provide credit support to us. As of June 30, 2025, we did not have any past-due receivables from, or payables to, any of the counterparties to our derivative contracts.

Interest Rate Risks

Our primary exposure to interest rate risk results from outstanding borrowings under the Credit Facility, which has a floating interest rate. The average annualized interest rate incurred on the Credit Facility for borrowings during the six months ended June 30, 2025 was 6.0%. We estimate that a 1.0% increase in the applicable average interest rates for the six months ended June 30, 2025 would have resulted in an estimated $1 million increase in interest expense.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2025 at a level of reasonable assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities

Issuer Purchases of Equity Securities

The following table sets forth our share purchase activity for each period presented:

			Total Number	Approximate
			of Shares	Dollar Value
			Repurchased	of Shares
			as Part of	that May
	Total Number		Publicly	Yet be Purchased
	of Shares	Average Price	Announced	Under the Plan (2)
Period	Purchased (1)	Paid Per Share	Plans	($ in thousands)
April 1, 2025 - April 30, 2025	1,826,936	$33.76	1,593,290	$986,867
May 1, 2025 - May 31, 2025	486,570	35.70	415,077	972,034
June 1, 2025 - June 30, 2025	165,155	37.29	163,771	965,935
Total	2,478,661	$34.37	2,172,138
(1)	The total number of shares purchased includes shares of our common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of equity-based awards held by our employees.
(2)	On February 15, 2022, our Board of Directors authorized a share repurchase program to opportunistically repurchase up to $1.0 billion of shares of our outstanding common stock. On October 25, 2022, our Board of Directors authorized a $1.0 billion increase to our share repurchase program to allow us to repurchase up to an aggregate of $2.0 billion of our outstanding common stock.

Item 5. Other Information

Credit Facility Maturity Date Extension

Effective July 30, 2025, we obtained the consent of each of the lenders under our Unsecured Credit Facility to extend the Maturity Date from July 30, 2029 to July 30, 2030. The terms of the Credit Facility otherwise remain unchanged. Under the terms of the Unsecured Credit Agreement, we may request two one-year extensions of the Maturity Date, subject to the satisfaction of certain conditions. This is the first such extension.

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
101*

The following financial information from this Quarterly Report on Form 10-Q of Antero Resources Corporation for the quarter ended June 30, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

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

ANTERO RESOURCES CORPORATION

By:	/s/ MICHAEL N. KENNEDY
Michael N. Kennedy
Chief Financial Officer and Senior Vice President – Finance

Date:	July 30, 2025