Form 10-Q
period 2025-09-30
ANTERO RESOURCES Corp
filed 2025-10-29
CIK 1433270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Number of shares of the registrant’s common stock outstanding as of October 24, 2025 (in thousands): 308,494

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

PART I—FINANCIAL INFORMATION

ANTERO RESOURCES CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

		(Unaudited)
	December 31,	September 30,
	2024	2025
Assets
Current assets:
Accounts receivable	$34,413	37,148
Accrued revenue	453,613	356,875
Derivative instruments	1,050	17,423
Prepaid expenses	12,423	9,347
Other current assets	6,047	7,001
Total current assets	507,546	427,794
Property and equipment:
Oil and gas properties, at cost (successful efforts method):
Unproved properties	879,483	883,387
Proved properties	14,395,680	14,892,584
Gathering systems and facilities	5,802	5,802
Other property and equipment	105,871	111,811
	15,386,836	15,893,584
Less accumulated depletion, depreciation and amortization	(5,699,286)	(5,979,676)
Property and equipment, net	9,687,550	9,913,908
Operating leases right-of-use assets	2,549,398	2,266,976
Derivative instruments	1,296	638
Investment in unconsolidated affiliate	231,048	256,496
Other assets	33,212	46,245
Total assets	$13,010,050	12,912,057
Liabilities and Equity
Current liabilities:
Accounts payable	$62,213	61,087
Accounts payable, related parties	111,066	104,448
Accrued liabilities	402,591	305,000
Revenue distributions payable	315,932	361,255
Derivative instruments	31,792	—
Short-term lease liabilities	493,894	509,402
Deferred revenue, VPP	25,264	23,946
Other current liabilities	3,175	20,902
Total current liabilities	1,445,927	1,386,040
Long-term liabilities:
Long-term debt	1,489,230	1,307,220
Deferred income tax liability, net	693,341	839,097
Derivative instruments	17,233	24,820
Long-term lease liabilities	2,050,337	1,753,627
Deferred revenue, VPP	35,448	17,870
Other liabilities	62,001	65,776
Total liabilities	5,793,517	5,394,450
Commitments and contingencies
Equity:
Stockholders' equity:
Preferred stock, $0.01 par value; authorized - 50,000 shares; none issued	—	—
Common stock, $0.01 par value; authorized - 1,000,000 shares; 311,165 and 308,385 shares issued and outstanding as of December 31, 2024 and September 30, 2025, respectively	3,111	3,083
Additional paid-in capital	5,909,373	5,854,090
Retained earnings	1,109,166	1,488,643
Total stockholders' equity	7,021,650	7,345,816
Noncontrolling interests	194,883	171,791
Total equity	7,216,533	7,517,607
Total liabilities and equity	$13,010,050	12,912,057

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,
	2024	2025
Revenue and other:
Natural gas sales	$425,802	630,887
Natural gas liquids sales	504,200	470,392
Oil sales	52,724	31,351
Commodity derivative fair value gains	18,368	39,243
Marketing	47,160	34,902
Amortization of deferred revenue, VPP	6,812	6,368
Other revenue and income	854	851
Total revenue	1,055,920	1,213,994
Operating expenses:
Lease operating	29,597	32,415
Gathering, compression, processing and transportation	685,183	711,003
Production and ad valorem taxes	47,423	28,884
Marketing	62,144	51,068
Exploration	671	844
General and administrative (including equity-based compensation expense of $16,065 and $15,501 in 2024 and 2025, respectively)	54,627	56,944
Depletion, depreciation and amortization	189,266	188,778
Impairment of property and equipment	13,455	12,228
Accretion of asset retirement obligations	998	946
Contract termination, loss contingency and settlements	(1,517)	12,571
Loss (gain) on sale of assets	(1,297)	171
Other operating expense	342	25
Total operating expenses	1,080,892	1,095,877
Operating income (loss)	(24,972)	118,117
Other income (expense):
Interest expense, net	(28,278)	(18,232)
Equity in earnings of unconsolidated affiliate	25,634	29,055
Loss on early extinguishment of debt	(528)	—
Total other income (expense)	(3,172)	10,823
Income (loss) before income taxes	(28,144)	128,940
Income tax benefit (expense)	2,954	(43,330)
Net income (loss) and comprehensive income (loss) including noncontrolling interests	(25,190)	85,610
Less: net income and comprehensive income attributable to noncontrolling interests	10,157	9,431
Net income (loss) and comprehensive income (loss) attributable to Antero Resources Corporation	$(35,347)	76,179

Net income (loss) per common share—basic	$(0.11)	0.25
Net income (loss) per common share—diluted	$(0.11)	0.24

Weighted average number of common shares outstanding:
Basic	311,025	308,763
Diluted	311,025	311,034

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(In thousands, except per share amounts)

	Nine Months Ended September 30,
	2024	2025
Revenue and other:
Natural gas sales	$1,274,503	2,099,645
Natural gas liquids sales	1,511,253	1,512,581
Oil sales	180,899	115,386
Commodity derivative fair value gains	22,229	20,981
Marketing	145,098	94,203
Amortization of deferred revenue, VPP	20,289	18,896
Other revenue and income	2,574	2,502
Total revenue	3,156,845	3,864,194
Operating expenses:
Lease operating	88,477	103,645
Gathering, compression, processing and transportation	2,020,906	2,107,742
Production and ad valorem taxes	147,524	119,013
Marketing	192,764	145,826
Exploration	1,916	2,160
General and administrative (including equity-based compensation expense of $49,293 and $46,501 in 2024 and 2025, respectively)	169,917	176,572
Depletion, depreciation and amortization	568,374	562,719
Impairment of property and equipment	18,958	24,143
Accretion of asset retirement obligations	2,554	2,827
Contract termination, loss contingency and settlements	3,531	24,859
Loss (gain) on sale of assets	(1,127)	142
Other operating expense	370	74
Total operating expenses	3,214,164	3,269,722
Operating income (loss)	(57,319)	594,472
Other income (expense):
Interest expense, net	(91,146)	(61,554)
Equity in earnings of unconsolidated affiliate	69,862	88,279
Loss on early extinguishment of debt	(528)	(3,628)
Total other income (expense)	(21,812)	23,097
Income (loss) before income taxes	(79,131)	617,569
Income tax benefit (expense)	14,015	(145,920)
Net income (loss) and comprehensive income (loss) including noncontrolling interests	(65,116)	471,649
Less: net income and comprehensive income attributable to noncontrolling interests	27,307	30,914
Net income (loss) and comprehensive income (loss) attributable to Antero Resources Corporation	$(92,423)	440,735

Net income (loss) per common share—basic	$(0.30)	1.42
Net income (loss) per common share—diluted	$(0.30)	1.41

Weighted average number of common shares outstanding:
Basic	308,932	310,128
Diluted	308,932	312,741

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands)

			Additional
	Common Stock		Paid-in	Retained	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Interests	Equity
Balances, December 31, 2023	303,544	$3,035	5,846,541	1,051,940	232,698	7,134,214
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	552	6	(9,030)	—	—	(9,024)
Conversion of 2026 Convertible Notes	6,074	61	25,990	—	—	26,051
Equity-based compensation	—	—	16,077	—	—	16,077
Distributions to noncontrolling interests	—	—	—	—	(23,617)	(23,617)
Net income and comprehensive income	—	—	—	22,730	11,942	34,672
Balances, March 31, 2024	310,170	3,102	5,879,578	1,074,670	221,023	7,178,373
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	818	8	(17,339)	—	—	(17,331)
Equity-based compensation	—	—	17,151	—	—	17,151
Distributions to noncontrolling interests	—	—	—	—	(19,282)	(19,282)
Net income (loss) and comprehensive income (loss)	—	—	—	(79,806)	5,208	(74,598)
Balances, June 30, 2024	310,988	3,110	5,879,390	994,864	206,949	7,084,313
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	43	—	(669)	—	—	(669)
Equity-based compensation	—	—	16,065	—	—	16,065
Distributions to noncontrolling interests	—	—	—	—	(15,736)	(15,736)
Net income (loss) and comprehensive income (loss)	—	—	—	(35,347)	10,157	(25,190)
Balances, September 30, 2024	311,031	$3,110	5,894,786	959,517	201,370	7,058,783

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands)

			Additional
	Common Stock		Paid-in	Retained	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Interests	Equity
Balances, December 31, 2024	311,165	$3,111	5,909,373	1,109,166	194,883	7,216,533
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	699	7	(16,305)	—	—	(16,298)
Repurchases and retirements of common stock	(280)	(3)	(5,320)	(4,771)	—	(10,094)
Equity-based compensation	—	—	15,145	—	—	15,145
Distributions to noncontrolling interests	—	—	—	—	(15,969)	(15,969)
Net income and comprehensive income	—	—	—	207,971	11,495	219,466
Balances, March 31, 2025	311,584	3,115	5,902,893	1,312,366	190,409	7,408,783
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	457	5	(10,325)	—	—	(10,320)
Repurchases and retirements of common stock	(2,172)	(22)	(41,197)	(33,653)	—	(74,872)
Equity-based compensation	—	—	15,855	—	—	15,855
Distributions to noncontrolling interests	—	—	—	—	(21,512)	(21,512)
Net income and comprehensive income	—	—	—	156,585	9,988	166,573
Balances, June 30, 2025	309,869	3,098	5,867,226	1,435,298	178,885	7,484,507
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	17	—	(131)	—	—	(131)
Repurchases and retirements of common stock	(1,501)	(15)	(28,506)	(22,834)	—	(51,355)
Equity-based compensation	—	—	15,501	—	—	15,501
Distributions to noncontrolling interest	—	—	—	—	(16,525)	(16,525)
Net income and comprehensive income	—	—	—	76,179	9,431	85,610
Balances, September 30, 2025	308,385	$3,083	5,854,090	1,488,643	171,791	7,517,607

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2024	2025
Cash flows provided by (used in) operating activities:
Net income (loss) including noncontrolling interests	$(65,116)	471,649
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, amortization and accretion	570,928	565,546
Impairment of property and equipment	18,958	24,143
Commodity derivative fair value gains	(22,229)	(20,981)
Gains (losses) on settled commodity derivatives	11,530	(18,940)
Deferred income tax expense (benefit)	(14,221)	145,757
Equity-based compensation expense	49,293	46,501
Equity in earnings of unconsolidated affiliate	(69,862)	(88,279)
Dividends of earnings from unconsolidated affiliate	93,883	93,941
Amortization of deferred revenue	(20,289)	(18,896)
Amortization of debt issuance costs and other	1,900	913
Settlement of asset retirement obligations	(3,171)	(71)
Contract termination, loss contingency and settlements	5,143	11,429
Loss (gain) on sale of assets	(1,127)	142
Loss on early extinguishment of debt	528	3,628
Changes in current assets and liabilities:
Accounts receivable	16,463	(2,735)
Accrued revenue	81,628	96,738
Prepaid expenses and other current assets	8,486	2,122
Accounts payable including related parties	4,277	(2,679)
Accrued liabilities	(63,395)	(94,535)
Revenue distributions payable	(33,429)	45,323
Other current liabilities	1,108	(529)
Net cash provided by operating activities	571,286	1,260,187
Cash flows provided by (used in) investing activities:
Additions to unproved properties	(69,033)	(89,954)
Drilling and completion costs	(509,303)	(523,302)
Additions to other property and equipment	(10,128)	(3,957)
Acquisitions of oil and gas properties	—	(241,162)
Proceeds from asset sales	7,484	15,956
Change in other assets	(7,271)	(11,770)
Net cash used in investing activities	(588,251)	(854,189)
Cash flows provided by (used in) financing activities:
Repurchases of common stock	—	(136,321)
Repayment of senior notes	—	(141,733)
Borrowings on Credit Facility	3,331,800	3,641,800
Repayments on Credit Facility	(3,222,300)	(3,686,800)
Payment of debt issuance costs	(6,064)	(1,078)
Distributions to noncontrolling interests in Martica Holdings LLC	(58,635)	(54,006)
Employee tax withholding for settlement of equity-based compensation awards	(27,024)	(26,749)
Other	(812)	(1,111)
Net cash provided by (used in) financing activities	16,965	(405,998)
Net increase in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	—

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$109,444	80,909
Decrease in accounts payable, accrued liabilities and other current liabilities for additions to property and equipment	$(4,574)	(17,248)
Increase in other current liabilities for acquisitions of oil and gas properties	$—	15,951

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

These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, and, accordingly, do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of December 31, 2024 and September 30, 2025, results of operations for the three and nine months ended September 30, 2024 and 2025 and cash flows for the nine months ended September 30, 2024 and 2025. The Company has no items of other comprehensive income or loss; therefore, its net income or loss is equal to its comprehensive income or loss. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the full year because of the impact of fluctuations in prices received for natural gas, NGLs and oil, natural production declines, the uncertainty of exploration and development drilling results, fluctuations in the fair value of derivative instruments and other factors.

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

The Company considers all liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these instruments. From time to time, the Company may be in the position of a “book overdraft” in which outstanding checks exceed cash and cash equivalents. The Company classifies book overdrafts in accounts payable and revenue distributions payable within its condensed consolidated balance sheets, and classifies the change in accounts payable associated with book overdrafts as an operating activity within its unaudited condensed consolidated statements of cash flows. As of December 31, 2024, the book overdrafts included within accounts payable and revenue distributions payable were $14 million and $17 million, respectively. As of September 30, 2025, the book overdrafts included within accounts payable and revenue distributions payable were each $20 million.

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

The following is a reconciliation of the Company’s basic weighted average common shares outstanding to diluted weighted average common shares outstanding during the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2025	2024	2025
Basic weighted average number of common shares outstanding	311,025	308,763	308,932	310,128
Add: Dilutive effect of RSUs	—	872	—	1,152
Add: Dilutive effect of PSUs	—	1,399	—	1,461
Diluted weighted average number of common shares outstanding	311,025	311,034	308,932	312,741

Weighted average number of outstanding securities excluded from calculation of diluted net income (loss) per common share (1):
RSUs	3,274	6	3,526	2
PSUs	1,675	6	1,790	6
Stock options	257	—	258	97
2026 Convertible Notes	—	—	1,615	—
(1)	The potential dilutive effects of these securities were excluded from the computation of net income (loss) per common share—diluted because the inclusion of these securities would have been anti-dilutive.
(e)	Income Taxes

On July 4, 2025, Public Law No. 119-21, commonly referred to as the One Big Beautiful Bill Act (the “OBBB”), was enacted. The OBBB contains a broad range of changes to U.S. federal income tax laws and makes permanent or modifies certain provisions of Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act. These changes include, among others, permanently restoring an earnings before interest, taxes, depreciation and amortization expense based business interest deduction limitation, 100% bonus depreciation for certain property and immediate expensing for certain domestic research and experimental expenditures. All effects of changes in tax laws are recognized in the condensed consolidated financial statements during the period of enactment. As such, the effects of the OBBB are reflected in the Company's provision for income taxes as of and for the three and nine months ended September 30, 2025. The OBBB is not expected to have a material effect on income tax expense for the year ending December 31, 2025.

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

Income Taxes

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 is intended to improve income tax disclosures primarily through enhanced disclosure of income tax rate reconciliation items, and disaggregation of income (loss) from continuing operations, income tax (expense) benefit and income taxes paid, net disclosures by federal, state and foreign jurisdictions, among others. This ASU is effective for annual reporting periods beginning after December 15, 2024, although early adoption is permitted. ASU 2023-09 should be applied on a prospective basis, although retrospective application is permitted. The Company plans to adopt ASU 2023-09 on a retrospective basis in the Annual Report on Form 10-K for the year ending December 31, 2025. The Company does not expect the adoption of ASU 2023-09 to have a material impact on the Company’s consolidated financial statements.

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

On February 17, 2021, the Company announced the formation of a drilling partnership with QL Capital Partners (“QL”), an affiliate of Quantum Energy Partners, for the Company’s 2021 through 2024 drilling program (“2021-2024 Drilling Partnership”). Under the terms of the arrangement, each year in which QL participated represented an annual tranche, and QL was conveyed a working interest in any wells spud by the Company during such tranche year. For 2021 through 2024, the Company and QL agreed to the estimated internal rate of return (“IRR”) of the Company’s capital budget for each annual tranche, and QL agreed to participate in all four annual tranches. The Company developed and managed the drilling program associated with each tranche, including the selection of wells. Additionally, for each annual tranche, the Company and QL entered into assignments, bills of sale and conveyances pursuant to which QL was conveyed a proportionate working interest percentage in each well spud in that year, which conveyances are not subject to any reversion. Capital costs in excess of, and cost savings below, a specified percentage of budgeted amounts for each annual tranche were for the Company’s account. Subject to the preceding sentence, for any wells included in a tranche, QL is obligated and responsible for its working interest share of costs and liabilities, and is entitled to its working interest share of revenues, associated with such wells for the life of such wells.

Under the terms of the arrangement, QL funded development capital of 20% for wells spud in 2021 and 2024 and 15% for wells spud in 2022 and 2023, which funding amounts represented QL’s proportionate working interest in such wells. Additionally, the Company may receive a carry in the form of a one-time payment from QL for each annual tranche if the IRR for such tranche exceeds certain specified returns, which will be determined no earlier than October 31 and no later than December 1 following the end of each tranche year. The Company received carry payments of $29 million, $29 million and $32 million during the fourth quarter of 2022, 2023 and 2024, respectively. The IRR and carry payment, if any, for the 2024 tranche is expected to be determined during the fourth quarter of 2025.

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

The Company has accounted for the 2025 Drilling Partnership as a conveyance under ASC 932 and such conveyances are recorded in the unaudited condensed consolidated financial statements as the third-party obtains its proportionate working interest in each well. No gain or loss was recognized for any of the interests conveyed during the three and nine months ended September 30, 2025.

(c)	Asset Acquisitions

During the three months ended September 30, 2025, the Company acquired additional working and royalty interests in certain Antero-operated producing wells for a total of approximately $260 million, before closing adjustments. The Company accounted for these transactions as asset acquisitions and as such, substantially all of the cash consideration was allocated to proved properties in the unaudited condensed consolidated balance sheet.

(4) Revenue

(a)	Disaggregation of Revenue

The table set forth below presents revenue disaggregated by type and reportable segment to which it relates (in thousands). See Note 16—Reportable Segments to the unaudited condensed consolidated financial statements for additional information.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2025	2024	2025	Reportable Segment
Revenues from contracts with customers:
Natural gas sales	$425,802	630,887	1,274,503	2,099,645	Exploration and production
Natural gas liquids sales (ethane)	58,483	86,279	187,277	259,305	Exploration and production
Natural gas liquids sales (C3+ NGLs)	445,717	384,113	1,323,976	1,253,276	Exploration and production
Oil sales	52,724	31,351	180,899	115,386	Exploration and production
Marketing	47,160	34,902	145,098	94,203	Marketing
Other revenue	276	276	822	819	Exploration and production
Total revenue from contracts with customers	1,030,162	1,167,808	3,112,575	3,822,634
Income from derivatives, deferred revenue and other sources, net	25,758	46,186	44,270	41,560
Total revenue	$1,055,920	1,213,994	3,156,845	3,864,194

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

require the disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.

(c)	Contract Balances

Under the Company’s sales contracts, the Company invoices customers after its performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company’s contracts do not give rise to contract assets or liabilities. As of December 31, 2024 and September 30, 2025, the Company’s receivables from contracts with customers were $454 million and $357 million, respectively.

(5) Equity Method Investment

As of December 31, 2024 and September 30, 2025, Antero owned 29% of Antero Midstream’s common stock, which is reflected in Antero’s unaudited condensed consolidated financial statements using the equity method of accounting.

The following table sets forth a reconciliation of Antero’s investment in unconsolidated affiliate (in thousands):

Balance as of December 31, 2024 (1)	$231,048
Equity in earnings of unconsolidated affiliate	88,279
Dividends from unconsolidated affiliate	(93,941)
Elimination of intercompany profit	31,110
Balance as of September 30, 2025 (1)	$256,496
(1)	The fair value of the Company’s investment in Antero Midstream as of December 31, 2024 and September 30, 2025 was $2.1 billion and $2.7 billion, respectively, based on the quoted market share price of Antero Midstream.

(6) Accrued Liabilities

Accrued liabilities consisted of the following items (in thousands):

		(Unaudited)
	December 31,	September 30,
	2024	2025
Capital expenditures	$42,474	35,666
Gathering, compression, processing and transportation expenses	167,915	161,933
Marketing expenses	16,891	18,107
Interest expense, net	29,014	9,054
Production and ad valorem taxes	78,980	3,010
General and administrative expense	37,516	36,395
Derivative settlements payable	1,597	400
Contingencies and other	28,204	40,435
Total accrued liabilities	$402,591	305,000

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(7) Long-Term Debt

Long-term debt consisted of the following items (in thousands):

		(Unaudited)
	December 31,	September 30,
	2024	2025
Credit Facility	$393,200	348,200
8.375% senior notes due 2026	96,870	—
7.625% senior notes due 2029	407,115	365,353
5.375% senior notes due 2030	600,000	600,000
Total principal	1,497,185	1,313,553
Unamortized debt issuance costs	(7,955)	(6,333)
Long-term debt	$1,489,230	1,307,220

(a)	Credit Facility

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

Senior Unsecured Revolving Credit Facility

On July 30, 2024, Antero Resources entered into an amendment and restatement of its senior revolving credit facility with a syndicate of bank lenders (“Unsecured Credit Facility”). Borrowings are unsecured and are not guaranteed by any of Antero Resources’ subsidiaries. As of September 30, 2025, the Unsecured Credit Facility had lender commitments of $1.65 billion and available borrowing capacity of $1.3 billion. The Unsecured Credit Facility was originally scheduled to mature on July 30, 2029 (the “Maturity Date”); however, Antero Resources may request two one-year extensions of the Maturity Date, subject to satisfaction of certain conditions and consent of the extending lenders. Effective July 30, 2025, Antero Resources obtained the consent of each of the lenders party to the Unsecured Credit Facility to extend the Maturity Date to July 30, 2030. Commitments under the Unsecured Credit Facility may be increased by up to $500 million subject to the agreement of Antero Resources, the increasing lenders, and with respect to the addition of new lenders, the consent of the Administrative Agent under the Unsecured Credit Facility and the lenders with commitments to issue letters of credit under the Unsecured Credit Facility.

The Unsecured Credit Facility contains one financial covenant requiring Antero Resources to maintain a ratio on a consolidated basis of total indebtedness to capitalization of 65% or less at the end of each fiscal quarter and other affirmative and negative covenants applicable to Antero Resources and its subsidiaries that are customary for credit facilities of this type, including, among other things, limitations on: fundamental changes such as mergers, consolidations, liquidations and dissolutions; liens; certain indebtedness; restricted payments such as dividends, distributions and equity repurchases; and material non-arms’-length transactions with its affiliates. Antero Resources was in compliance with the financial covenant under the Unsecured Credit Facility as of September 30, 2025.

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

The proceeds of the loans made under the Unsecured Credit Facility may be used (i) to pay fees and expenses incurred in connection with the transactions related thereto and the refinancing of the Secured Credit Facility (defined below), (ii) to finance working capital needs and (iii) for other general corporate purposes, in each case of Antero Resources and its subsidiaries.

As of December 31, 2024, Antero Resources had an outstanding balance under the Unsecured Credit Facility of $393 million, with a weighted average interest rate of 5.9%, and outstanding letters of credit of $13 million. As of September 30, 2025, Antero Resources had an outstanding balance under the Unsecured Credit Facility of $348 million, with a weighted average interest rate of 5.8%, and outstanding letters of credit of $13 million.

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

On January 26, 2021, Antero Resources issued $700 million of 7.625% senior notes due February 1, 2029 (the “2029 Notes”) at par. The Company redeemed or otherwise repurchased $293 million principal amount of the 2029 Notes during 2021 and 2022. During the nine months ended September 30, 2025, the Company repurchased $42 million principal amount of the 2029 Notes through open market transactions at a weighted average price of approximately 103% of the principal amount thereof, plus accrued and unpaid interest. As of September 30, 2025, $365 million principal amount of the 2029 Notes remained outstanding. The 2029 Notes are unsecured and rank pari passu to Antero Resources’ Unsecured Credit Facility and other outstanding senior notes. As of July 30, 2024, the 2029 Notes are not guaranteed by any of Antero Resources’ subsidiaries. Interest on the 2029 Notes is payable on February 1 and August 1 of each year. Antero Resources may redeem all or part of the 2029 Notes at any time at redemption prices ranging from 102.542% as of September 30, 2025 to 100.00% on or after February 1, 2027. If Antero Resources undergoes a change of control followed by a rating decline, the holders of the 2029 Notes will have the right to require Antero Resources to repurchase all or a portion of the notes at a price equal to 101% of the principal amount of the 2029 Notes, plus accrued and unpaid interest.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(d)	5.375% Senior Notes Due 2030

On June 1, 2021, Antero Resources issued $600 million of 5.375% senior notes due March 1, 2030 (the “2030 Notes”) at par. The 2030 Notes are unsecured and rank pari passu to Antero Resources’ Unsecured Credit Facility and other outstanding senior notes. As of July 30, 2024, the 2030 Notes are not guaranteed by any of Antero Resources’ subsidiaries. Interest on the 2030 Notes is payable on March 1 and September 1 of each year. Antero Resources may redeem all or part of the 2030 Notes at any time at redemption prices ranging from 102.688% as of September 30, 2025 to 100.00% on or after March 1, 2028. If Antero Resources undergoes a change of control followed by a rating decline, the holders of the 2030 Notes will have the right to require Antero Resources to repurchase all or a portion of the notes at a price equal to 101% of the principal amount of the 2030 Notes, plus accrued and unpaid interest.

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

The Company extinguished $206 million principal amount of the 2026 Convertible Notes in 2021. In addition, between 2022 and the first quarter of 2024, $81 million aggregate principal amount of the 2026 Convertible Notes were converted pursuant to their terms or induced into conversion by the Company, and as of March 14, 2024, no 2026 Convertible Notes remained outstanding. See “—Conversions” below for additional information.

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

(8) Asset Retirement Obligations

The following table presents a reconciliation of the Company’s asset retirement obligations (in thousands):

Asset retirement obligations—December 31, 2024	$62,001
Obligations incurred	939
Accretion expense	2,827
Settlement of obligations	(71)
Revisions to prior estimates	80
Asset retirement obligations—September 30, 2025	$65,776

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

A total of 10,316,128 shares were available for future grant under the AR LTIP as of September 30, 2025.

The Company’s equity-based compensation expense, by type of award, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
RSU awards	$11,499	10,363	31,908	32,501
PSU awards	4,190	4,762	16,257	12,781
Equity awards issued to directors	376	376	1,128	1,219
Total expense	$16,065	15,501	49,293	46,501

(a)	Restricted Stock Unit Awards

A summary of RSU award activity is as follows:

		Weighted
		Average
	Number	Grant Date
	of Units	Fair Value
Total awarded and unvested—December 31, 2024	3,035,362	$26.05
Granted	1,125,728	33.65
Vested	(1,492,711)	24.57
Forfeited	(104,327)	29.75
Total awarded and unvested—September 30, 2025	2,564,052	$30.10

As of September 30, 2025, there was $51 million of unamortized equity-based compensation expense related to unvested RSUs. That expense is expected to be recognized over a weighted average period of 1.9 years.

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

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

In March 2025, the Company granted PSUs to certain of its senior management and executive officers that vest based on the Company’s Net Debt to EBITDAX (as defined in the award agreement) determined as of the last day of each of three one-year performance periods ending on December 31, 2025, December 31, 2026 and December 31, 2027, in each case, subject to certain continued employment criteria for each performance period (“2025 Leverage Ratio PSUs”). The 2025 Leverage Ratio PSUs will be settled following the end of each performance period. The aggregate number of shares of common stock that may ultimately be earned with respect to the 2025 Leverage Ratio PSUs ranges from zero to 200% of the target number of 2025 Leverage Ratio PSUs originally granted. Expense related to the 2025 Leverage Ratio PSUs is recognized on a graded-vested basis over the term of each performance period that reflects the number of shares of common stock that are expected to be issued at the end of each measurement period, and such expense is reversed if the likelihood of achieving the performance condition becomes improbable. As of September 30, 2025, the likelihood of achieving the performance conditions related to the 2025 Leverage Ratio PSUs was probable.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Summary Information for Performance Share Unit Awards

A summary of PSU activity is as follows:

		Weighted
		Average
	Number	Grant Date
	of Units	Fair Value
Total awarded and unvested—December 31, 2024	1,351,295	$35.27
Granted	289,370	34.33
Vested	(281,318)	41.41
Total awarded and unvested—September 30, 2025	1,359,347	$33.80

As of September 30, 2025, there was $14 million of unamortized equity-based compensation expense related to unvested PSUs. That expense is expected to be recognized over a weighted average period of 1.4 years.

(c)	Stock Options

A summary of the stock option activity is as follows:

Weighted
		Weighted	Average
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value
	of Options	Price	Life	(in thousands) (1)
Outstanding—December 31, 2024	252,451	$50.00	0.3	$—
Expired	(252,451)	50.00	—	—
Outstanding—September 30, 2025	—	$—	—	—
Vested—September 30, 2025	—	$—	—	$—
Exercisable—September 30, 2025	—	$—	—	$—
(1)	Intrinsic values are based on the exercise price of the options and the closing price of Antero Resources’ common stock on the referenced dates.

(10) Fair Value

The carrying values of accounts receivable and accounts payable as of December 31, 2024 and September 30, 2025 approximated fair value because of their short-term nature. The carrying values of the amounts outstanding under the Credit Facility as of December 31, 2024 and September 30, 2025 approximated fair value because the variable interest rates are reflective of current market conditions.

The following table sets forth the fair value and carrying value of the senior notes (in thousands):

			(Unaudited)
	December 31, 2024		September 30, 2025
	Fair	Carrying	Fair	Carrying
	Value (1)	Value (2)	Value (1)	Value (2)
2026 Notes	$98,924	96,599	—	—
2029 Notes	417,211	404,055	372,295	363,052
2030 Notes	579,660	595,376	603,000	595,968
Total	$1,095,795	1,096,030	975,295	959,020
(1)	Fair values are based on Level 2 market data inputs.
(2)	Carrying values are presented net of unamortized debt issuance costs.

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

The Company was party to various commodity derivative contracts that settled during the three and nine months ended September 30, 2024 and 2025. The Company enters into derivative contracts when management believes that favorable future sales prices for the Company’s production can be secured. Under the Company’s swap agreements, when actual commodity prices upon settlement exceed the fixed price provided by the swap contracts, the Company pays the difference to the counterparty. When actual commodity prices upon settlement are less than the contractually provided fixed price, the Company receives the difference from the counterparty. Under the Company’s collar agreements, when actual commodity prices upon settlement are below the floor price provided by the contract, the Company receives the difference from the counterparty. When actual commodity prices upon settlement are above the ceiling price, the Company pays the difference to the counterparty.

The Company’s derivative contracts have not been designated as hedges for accounting purposes; therefore, all gains and losses are recognized in the Company’s unaudited condensed consolidated statements of operations and comprehensive income (loss).

As of September 30, 2025, the Company’s fixed price swap positions were as follows:

				Weighted
				Average
Commodity / Settlement Period	Index	Contracted Volume		Price
Natural Gas
October-December 2025	Henry Hub	559,891	MMBtu/day	$3.66	/MMBtu
January-December 2026	Henry Hub	470,000	MMBtu/day	3.78	/MMBtu
January-December 2027	Henry Hub	80,000	MMBtu/day	3.92	/MMBtu

As of September 30, 2025, the Company’s collar contract positions were as follows:

				Weighted		Weighted
				Average		Average
Commodity / Settlement Period	Index	Contracted Volume		Ceiling Price		Floor Price
Natural Gas
January-December 2026	Henry Hub	500,000	MMBtu/day	$5.83	/MMBtu	$3.22	/MMBtu

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

The Company has a call option and an embedded put option tied to NYMEX pricing for the production volumes associated with the Company’s retained interest in the volumetric production payment transaction (“VPP”) properties. The put option was embedded within another contract, and since the embedded put option was not clearly and closely related to its host contract, the Company bifurcated this derivative instrument and reflects it at fair value in the unaudited condensed consolidated financial statements. As of September 30, 2025, the Company’s call option and embedded put option arrangements were as follows:

						Embedded
				Call Option		Put Option
Commodity / Settlement Period	Index	Contracted Volume		Strike Price		Strike Price
Natural Gas
October-December 2025	Henry Hub	44,000	MMBtu/day	$2.56	/MMBtu	$2.56	/MMBtu
January-December 2026	Henry Hub	32,000	MMBtu/day	2.63	/MMBtu	2.63	/MMBtu

During the three months ended March 31, 2025, all of Martica’s derivative contracts expired. As of September 30, 2025, Martica had no derivative instruments.

(b)	Summary

The table below presents a summary of the fair values of the Company’s derivative instruments and where such values are recorded in the condensed consolidated balance sheets (in thousands).

			(Unaudited)
		December 31,	September 30,
	Balance Sheet Location	2024	2025
Asset derivatives not designated as hedges for accounting purposes:
Commodity derivatives—current	Derivative instruments	$—	16,535
Embedded derivatives—current	Derivative instruments	1,050	888
Commodity derivatives—noncurrent	Derivative instruments	—	332
Embedded derivatives—noncurrent	Derivative instruments	1,296	306
Total asset derivatives (1)		2,346	18,061

Liability derivatives not designated as hedges for accounting purposes:
Commodity derivatives—current (2)	Derivative instruments	31,792	—
Commodity derivatives—noncurrent	Derivative instruments	17,233	24,820
Total liability derivatives (1)		49,025	24,820

Net derivatives liability (1)		$(46,679)	(6,759)
(1)	The fair value of derivative instruments was determined using Level 2 inputs.
(2)	As of December 31, 2024, $2 million of current commodity derivative liabilities are attributable to the Company’s consolidated VIE, Martica.

The following table sets forth the gross values of recognized derivative assets and liabilities, the amounts offset under master netting arrangements with counterparties, and the resulting net amounts presented in the condensed consolidated balance sheets as of the dates presented, all at fair value (in thousands):

				(Unaudited)
	December 31, 2024			September 30, 2025
			Net Amounts of			Net Amounts of
	Gross	Gross	Assets	Gross	Gross	Assets
	Amounts	Amounts Offset	(Liabilities) on	Amounts	Amounts Offset	(Liabilities) on
	Recognized	Recognized	Balance Sheet	Recognized	Recognized	Balance Sheet
Commodity derivative assets	$3,482	(3,482)	—	84,296	(67,429)	16,867
Embedded derivative assets	2,346	—	2,346	1,194	—	1,194
Commodity derivative liabilities	(52,507)	3,482	(49,025)	(92,249)	67,429	(24,820)

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

The following table sets forth a summary of derivative fair value gains and losses and where such values are recorded in the unaudited condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

	Statement of	Three Months Ended		Nine Months Ended
	Operations	September 30,		September 30,
	Location	2024	2025	2024	2025
Commodity derivative fair value gains (1)	Revenue	$18,004	39,374	22,726	22,133
Embedded derivative fair value gains (losses) (1)	Revenue	364	(131)	(497)	(1,152)
(1)	The fair value of derivative instruments was determined using Level 2 inputs.

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(a)	Supplemental Balance Sheet Information Related to Leases

The Company’s lease assets and liabilities consisted of the following items (in thousands):

			(Unaudited)
		December 31,	September 30,
Leases	Balance Sheet Classification	2024	2025
Operating Leases
Operating lease right-of-use assets:
Processing plants	Operating lease right-of-use assets	$1,365,582	1,190,677
Drilling rigs and completion services	Operating lease right-of-use assets	—	21,189
Gas gathering lines and compressor stations (1)	Operating lease right-of-use assets	1,149,981	1,023,286
Office space	Operating lease right-of-use assets	33,345	29,687
Office, field and other equipment	Operating lease right-of-use assets	490	2,137
Total operating lease right-of-use assets		$2,549,398	2,266,976
Operating lease liabilities:
Short-term operating lease liabilities	Short-term lease liabilities	$492,624	507,711
Long-term operating lease liabilities	Long-term lease liabilities	2,048,942	1,751,670
Total operating lease liabilities		$2,541,566	2,259,381

Finance Leases
Finance lease right-of-use assets:
Vehicles	Other property and equipment	$2,665	3,648
Total finance lease right-of-use assets (2)		$2,665	3,648
Finance lease liabilities:
Short-term finance lease liabilities	Short-term lease liabilities	$1,270	1,691
Long-term finance lease liabilities	Long-term lease liabilities	1,395	1,957
Total finance lease liabilities		$2,665	3,648
(1)	Gas gathering lines and compressor stations relate to Antero Midstream. See “—Related Party Lease Disclosure” for additional discussion.
(2)	Financing lease assets are recorded net of accumulated amortization of $3 million as of December 31, 2024 and September 30, 2025.

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(b)	Supplemental Information Related to Leases

Costs associated with operating and finance leases were included in the unaudited condensed consolidated statement of operations and comprehensive income (loss) (in thousands):

			Three Months Ended September 30,		Nine Months Ended September 30,
Cost	Classification	Location	2024	2025	2024	2025
Operating lease cost	Statement of operations	Gathering, compression, processing and transportation	$435,308	407,395	1,283,302	1,208,756
Operating lease cost	Statement of operations	General and administrative	3,164	3,201	9,233	9,660
Operating lease cost	Statement of operations	Lease operating	28	275	76	802
Operating lease cost	Balance sheet	Proved properties (1)	30,864	6,306	92,990	19,972
Total operating lease cost			$469,364	417,177	1,385,601	1,239,190

Finance lease cost:
Amortization of right-of-use assets	Statement of operations	Depletion, depreciation and amortization	$405	456	1,253	1,287
Interest on lease liabilities	Statement of operations	Interest expense	125	141	410	386
Total finance lease cost			$530	597	1,663	1,673

Short-term lease payments			$26,636	39,282	84,307	129,559
(1)	Capitalized costs related to drilling and completion activities.

(c)	Supplemental Cash Flow Information Related to Leases

The following table presents the Company’s supplemental cash flow information related to leases (in thousands):

	Nine Months Ended September 30,
	2024	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,098,799	1,201,548
Operating cash flows from finance leases	410	386
Investing cash flows from operating leases	78,275	11,179
Financing cash flows from finance leases	811	1,113

Noncash activities:
Right-of-use assets obtained in exchange for new operating lease obligations	$97,720	127,187
Decrease to existing right-of-use assets and lease obligations from operating lease modifications, net (1)	$(1,472)	(14,453)
(1)	During the nine months ended September 30, 2024, the weighted average discount rate for remeasured operating leases decreased from 6.5% as of December 31, 2023 to 6.0% as of September 30, 2024. During the nine months ended September 30, 2025, the weighted average discount rate for remeasured operating leases increased from 5.5% as of December 31, 2024 to 5.8% as of September 30, 2025.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(d)	Maturities of Lease Liabilities

The table below is a schedule of future minimum payments for operating and financing lease liabilities as of September 30, 2025 (in thousands):

	Operating Leases	Financing Leases	Total
Remainder of 2025	$160,060	547	160,607
2026	602,332	1,905	604,237
2027	487,023	904	487,927
2028	406,177	730	406,907
2029	322,110	239	322,349
Thereafter	657,786	—	657,786
Total lease payments	2,635,488	4,325	2,639,813
Less: imputed interest	(376,107)	(677)	(376,784)
Total	$2,259,381	3,648	2,263,029

(e)	Lease Term and Discount Rate

The following table sets forth the Company’s weighted average remaining lease term and discount rate:

(Unaudited)
	December 31, 2024		September 30, 2025
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term	6.0 years	2.1 years	5.7 years	2.7 years
Weighted average discount rate	5.5%	8.4%	5.6%	8.5%

(f)	Related Party Lease Disclosure

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

Under the gathering and compression agreements, Antero Midstream receives a low pressure gathering fee per Mcf, a high pressure gathering fee per Mcf and a compression fee per Mcf, as applicable, subject to annual Consumer Price Index (“CPI”)-based adjustments. If and to the extent the Company requests that Antero Midstream construct new low pressure lines, high pressure lines and compressor stations, the 2019 gathering and compression agreement contains options at Antero Midstream’s election for either (i) minimum volume commitments that require Antero Resources to utilize or pay for 75% of the high pressure gathering capacity and 70% of the compression capacity of the requested capacity of such new construction for 10 years or (ii) a cost of service fee that allows the Antero Midstream to earn a 13% rate of return on such new construction over seven years. The Marcellus gathering and compression agreement provides for a minimum volume commitment that requires the Company to utilize or pay for 25% of the compression capacity for a period of 10 years from the in-service date. The Mountaineer gathering and compression agreement provides for monthly minimum compression and gathering fees for each compressor station or high pressure gathering line, respectively, for a period of 12 years commencing 90 days after such

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

asset’s in-service date. As of September 30, 2025, the minimum volume commitments for the 2019 gathering and compression agreement end in 2035, and the minimum compression and gathering fees for the Mountaineer gathering and compression agreement end in 2026. As of January 1, 2025, there were no minimum volume commitments under the Marcellus gathering and compression agreement.

Upon completion of the initial contract term, the 2019 gathering and compression agreement will continue in effect from year to year until such time as the agreement is terminated, effective upon an anniversary of the effective date of the agreement, by notice from either the Company or Antero Midstream to the other party on or before the 180th day prior to the anniversary of such agreement.

Gathering and compression fees paid by the Company related to these agreements were $207 million and $212 million for the three months ended September 30, 2024 and 2025, respectively. For the nine months ended September 30, 2024 and 2025, gathering and compression fees paid by the Company related to this agreement were $608 million and $629 million, respectively. As of December 31, 2024 and September 30, 2025, $79 million and $82 million, respectively, was included within accounts payable, related parties on the condensed consolidated balance sheets as due to Antero Midstream related to these agreements.

(13) Commitments

The following table sets forth a schedule of future minimum payments for the Company’s contractual obligations, which include leases that have a lease term in excess of one year as of September 30, 2025 (in thousands):

		Processing,
		Gathering,
	Firm	Compression	Operating and	Imputed Interest
	Transportation	and Water Service	Financing Leases	for Leases	Other
	(a)	(b)	(c)	(c)	(d)	Total
Remainder of 2025	$303,547	7,970	129,469	31,139	3,274	475,399
2026	1,202,893	31,882	497,632	106,605	14,071	1,853,083
2027	1,197,338	30,593	407,224	80,702	5,882	1,721,739
2028	1,135,584	29,261	347,604	59,304	2,578	1,574,331
2029	783,964	28,752	280,889	41,460	68	1,135,133
Thereafter	3,681,817	79,376	600,211	57,574	—	4,418,978
Total	$8,305,143	207,834	2,263,029	376,784	25,873	11,178,663

(a)	Firm Transportation

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

The Company incurs costs associated with the delay or cancellation of certain contracts with third-parties. These costs are recorded in contract termination, loss contingency and settlements in the unaudited condensed consolidated statements of operations and comprehensive income (loss). There are no remaining payment obligations related to any delayed or cancelled contracts as of September 30, 2025.

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

The Company is subject to production taxes in the states in which it operates. The Company’s production tax filings in West Virginia for 2018 to 2020 tax years were subject to audit by the State of West Virginia. All assessments received in conjunction with this audit were recorded in the consolidated statement of operations and comprehensive income during the year ended December 31, 2024; however, the Company has filed an appeal with regard to such assessments. At this time, the Company believes the outcome of this matter will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

When able, the Company determines an estimate of reasonably possible losses or ranges of reasonably possible losses, whether in excess of any related accrued liability or where there is no accrued liability, for legal proceedings. In instances where such estimates can be made, any such estimates are based on the Company's analysis of currently available information and are subject to significant judgment and a variety of assumptions and uncertainties and may change as new information is obtained. The Company could also be responsible for interest on any amount the Company may be determined to owe, the amount of which is not determinable or estimable. The ultimate outcome of the matters described above, such as whether the likelihood of loss is remote, reasonably possible, or probable, or if and when the range of loss is reasonably estimable, is inherently uncertain. Furthermore, due to the inherent subjectivity of the assessments and unpredictability of outcomes of legal proceedings, any amounts accrued or estimated as possible losses may not represent the ultimate loss to the Company from the legal proceedings in question and the Company's exposure and ultimate losses may be higher than the amounts accrued or estimated.

The Company has been named in various lawsuits alleging royalty underpayments, some of which seek class action certification. Pending litigation against the Company and other peer operators could have an impact on the methods for determining royalty payments due to lessors under oil and gas leases, including the amount of permitted post-production costs and types of costs that have been, and may be, deducted from royalty payments, among other things. While the amounts claimed could be material, many of these proceedings are in early stages, involve multiple lease forms with varying royalty provisions and seek or may seek damages the amount of which is currently indeterminate. In a class action lawsuit to which the Company is a party, Jacklin Romeo, et al. v. Antero Resources Corporation, the U.S. District Court for the Northern District of West Virginia certified certain questions to the West Virginia Supreme Court (the “WVSC”) with respect to the interpretation of West Virginia’s implied duty to market gas where a lease lacks any express language regarding the allocation of post-production costs and the treatment of NGLs. The WVSC answered the certified questions in November 2024; however, in December 2024, Antero petitioned the WVSC for rehearing on the certified questions, which stayed the issuance of the mandate required for the November 2024 opinion to take effect. The petition for rehearing was granted by the WVSC on December 31, 2024, and oral argument on the matter was held before the WVSC on April 22, 2025. On June 11, 2025, the WVSC answered the certified questions, the effect of which broadens the scope of products for which the Company will pay royalties and limits the amount of post-production costs the Company deducts from royalty payments, in each case, under leases that do not contain language to the contrary. With respect to the Romeo matter, the Company has accrued an immaterial amount as of September 30, 2025 for estimated damages that is recorded in contract termination, loss contingency and settlements in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(16) Reportable Segments

The Company’s operations, which are located in the United States, are organized into three reportable segments: (i) the exploration, development and production of natural gas, NGLs and oil; (ii) marketing and utilization of excess firm transportation capacity and (iii) midstream services through the Company’s equity method investment in Antero Midstream. These segments are monitored separately by management for performance and are consistent with internal financial reporting. These segments have been identified based on the differing products and services (including the expertise required for these operations), production processes and distribution methods. The Company’s Chief Executive Officer and President was determined to be the Company’s chief operating decision maker (“CODM”). The CODM evaluates the performance of the Company’s business segments based on operating income (loss). The CODM considered the Company’s actual operating income (loss) as compared to the operating income (loss) for (i) the relevant prior period actual results, (ii) budget and (iii) guidance on a monthly basis for purposes of evaluating performance of each segment and making decisions about allocating capital and other resources to each segment. Accounting policies for each segment are the same as the Company’s accounting policies described in Note 2—Summary of Significant Accounting Policies.

The operating results and assets of the Company’s reportable segments were as follows (in thousands):

	Three Months Ended September 30, 2024
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream (1)	Affiliate	Total
Sales and revenues:
Third-party	$1,008,182	47,160	397	(397)	1,055,342
Intersegment	578	—	269,473	(269,473)	578
Total revenue	1,008,760	47,160	269,870	(269,870)	1,055,920

Operating expenses:
Lease operating	29,597	—	—	—	29,597
Gathering and compression	226,224	—	24,516	(24,516)	226,224
Processing	276,569	—	—	—	276,569
Transportation	182,390	—	—	—	182,390
Water handling	—	—	27,208	(27,208)	—
Production and ad valorem taxes	47,423	—	—	—	47,423
Marketing	—	62,144	—	—	62,144
General and administrative (excluding equity-based compensation)	38,562	—	10,927	(10,927)	38,562
Equity-based compensation	16,065	—	11,945	(11,945)	16,065
Facility idling	—	—	405	(405)	—
Depletion, depreciation and amortization	189,266	—	32,534	(32,534)	189,266
Impairment of property and equipment	13,455	—	332	(332)	13,455
Other (2)	(803)	—	(424)	424	(803)
Total operating expenses	1,018,748	62,144	107,443	(107,443)	1,080,892
Operating income (loss)	$(9,988)	(14,984)	162,427	(162,427)	(24,972)
Equity in earnings of unconsolidated affiliates	$25,634	—	27,668	(27,668)	25,634
Capital expenditures for segment assets	$173,630	—	55,535	(55,535)	173,630
(1)	Amounts reflect those recorded in Antero Midstream’s unaudited condensed consolidated financial statements.
(2)	Amounts include charges for exploration, accretion of asset retirement obligations, loss on settlement of asset retirement obligations, contract termination, loss contingency and settlements, loss (gain) on sale of assets and other operating expenses, as applicable, which represent segment operating expenses that are not considered significant.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended September 30, 2025
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream (1)	Affiliate	Total
Sales and revenues:
Third-party	$1,178,517	34,902	533	(533)	1,213,419
Intersegment	575	—	294,288	(294,288)	575
Total revenue	1,179,092	34,902	294,821	(294,821)	1,213,994

Operating expenses:
Lease operating	32,415	—	—	—	32,415
Gathering and compression	231,413	—	29,077	(29,077)	231,413
Processing	289,035	—	—	—	289,035
Transportation	190,555	—	—	—	190,555
Water handling	—	—	28,809	(28,809)	—
Production and ad valorem taxes	28,884	—	—	—	28,884
Marketing	—	51,068	—	—	51,068
General and administrative (excluding equity-based compensation)	41,443	—	10,290	(10,290)	41,443
Equity-based compensation	15,501	—	11,026	(11,026)	15,501
Facility idling	—	—	445	(445)	—
Depletion, depreciation and amortization	188,778	—	34,465	(34,465)	188,778
Impairment of property and equipment	12,228	—	167	(167)	12,228
Other (2)	14,557	—	49	(49)	14,557
Total operating expenses	1,044,809	51,068	114,328	(114,328)	1,095,877
Operating income (loss)	$134,283	(16,166)	180,493	(180,493)	118,117
Equity in earnings of unconsolidated affiliates	$29,055	—	29,688	(29,688)	29,055
Capital expenditures for segment assets	$202,659	—	46,175	(46,175)	202,659
(1)	Amounts reflect those recorded in Antero Midstream’s unaudited condensed consolidated financial statements.
(2)	Amounts include charges for exploration, accretion of asset retirement obligations, loss on settlement of asset retirement obligations, contract termination, loss contingency and settlements, loss (gain) on sale of assets and other operating expenses, as applicable, which represent segment operating expenses that are not considered significant.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

	Nine Months Ended September 30, 2024
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream (1)	Affiliate	Total
Sales and revenues:
Third-party	$3,009,995	145,098	1,482	(1,482)	3,155,093
Intersegment	1,752	—	817,234	(817,234)	1,752
Total revenue	3,011,747	145,098	818,716	(818,716)	3,156,845

Operating expenses:
Lease operating	88,477	—	—	—	88,477
Gathering and compression	671,893	—	76,849	(76,849)	671,893
Processing	802,349	—	—	—	802,349
Transportation	546,664	—	—	—	546,664
Water handling	—	—	85,202	(85,202)	—
Production and ad valorem taxes	147,524	—	—	—	147,524
Marketing	—	192,764	—	—	192,764
General and administrative (excluding equity-based compensation)	120,624	—	32,441	(32,441)	120,624
Equity-based compensation	49,293	—	32,871	(32,871)	49,293
Facility idling	—	—	1,339	(1,339)	—
Depletion, depreciation and amortization	568,374	—	107,205	(107,205)	568,374
Impairment of property and equipment	18,958	—	332	(332)	18,958
Other (2)	7,244	—	1,046	(1,046)	7,244
Total operating expenses	3,021,400	192,764	337,285	(337,285)	3,214,164
Operating income (loss)	$(9,653)	(47,666)	481,431	(481,431)	(57,319)
Equity in earnings of unconsolidated affiliates	$69,862	—	82,795	(82,795)	69,862
Capital expenditures for segment assets	$588,464	—	134,007	(134,007)	588,464
(1)	Amounts reflect those recorded in Antero Midstream’s unaudited condensed consolidated financial statements.
(2)	Amounts include charges for exploration, accretion of asset retirement obligations, loss on settlement of asset retirement obligations, contract termination, loss contingency and settlements, loss (gain) on sale of assets and other operating expenses, as applicable, which represent segment operating expenses that are not considered significant.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

	Nine Months Ended September 30, 2025
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream (1)	Affiliate	Total
Sales and revenues:
Third-party	$3,768,308	94,203	1,504	(1,504)	3,862,511
Intersegment	1,683	—	889,918	(889,918)	1,683
Total revenue	3,769,991	94,203	891,422	(891,422)	3,864,194

Operating expenses:
Lease operating	103,645	—	—	—	103,645
Gathering and compression	704,377	—	80,932	(80,932)	704,377
Processing	834,230	—	—	—	834,230
Transportation	569,135	—	—	—	569,135
Water handling	—	—	96,898	(96,898)	—
Production and ad valorem taxes	119,013	—	—	—	119,013
Marketing	—	145,826	—	—	145,826
General and administrative (excluding equity-based compensation)	130,071	—	31,630	(31,630)	130,071
Equity-based compensation	46,501	—	34,835	(34,835)	46,501
Facility idling	—	—	1,263	(1,263)	—
Depletion, depreciation and amortization	562,719	—	100,577	(100,577)	562,719
Impairment of property and equipment	24,143	—	984	(984)	24,143
Other (2)	30,062	—	143	(143)	30,062
Total operating expenses	3,123,896	145,826	347,262	(347,262)	3,269,722
Operating income (loss)	$646,095	(51,623)	544,160	(544,160)	594,472
Equity in earnings of unconsolidated affiliates	$88,279	—	87,724	(87,724)	88,279
Capital expenditures for segment assets	$617,213	—	113,437	(113,437)	617,213
(1)	Amounts reflect those recorded in Antero Midstream’s unaudited condensed consolidated financial statements.
(2)	Amounts include charges for exploration, accretion of asset retirement obligations, loss on settlement of asset retirement obligations, contract termination, loss contingency and settlements, loss (gain) on sale of assets and other operating expenses, as applicable, which represent segment operating expenses that are not considered significant.

The summarized assets of the Company’s reportable segments are as follows (in thousands):

	As of December 31, 2024
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream (1)	Affiliate	Total
Investments in unconsolidated affiliates	$231,048	—	603,956	(603,956)	231,048
Total assets	12,999,930	10,120	5,761,748	(5,761,748)	13,010,050
(1)	Amounts reflect those recorded in Antero Midstream’s condensed consolidated financial statements.

	(Unaudited)
	As of September 30, 2025
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream (1)	Affiliate	Total
Investments in unconsolidated affiliates	$256,496	—	592,238	(592,238)	256,496
Total assets	12,898,583	13,474	5,717,088	(5,717,088)	12,912,057
(1)	Amounts reflect those recorded in Antero Midstream’s unaudited condensed consolidated financial statements.

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

After considering the guidance in Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and FASB ASC Topic 250, Accounting Changes and Error Corrections, the Company evaluated the materiality of these amounts quantitatively and qualitatively and concluded that the error was not material to any of the Company’s prior annual or interim period financial statements. The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2024 in this Quarterly Report on Form 10-Q, have been revised in accordance with SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, in order to reflect these corrections. The corrections reflect the adjustments to depletion, depreciation and amortization expense and income tax (expense) benefit described above, as well as the resulting adjustments to accumulated depletion, depreciation and amortization, deferred income tax liabilities, net and retained earnings (accumulated deficit). Retained earnings as of December 31, 2023 reflected in the accompanying consolidated statements of equity has been decreased by $80 million from its previously reported balance of $1.1 billion to the corrected balance of $1.1 billion to reflect the impact of correcting this error for the years ended December 31, 2021, 2022 and 2023. The correction of this error also impacted certain non-cash line items within the operating activities section of the consolidated statements of cash flows; however, these corrections did not change previously reported net cash provided by operating activities for any period.

In addition to correcting the unaudited condensed consolidated financial statements, we have also corrected the following notes to the unaudited condensed consolidated financial statements for the effects of this error: (i) Note 2 — Summary of Significant Accounting Policies and (ii) Note 16 — Reportable Segments.

The following table presents the effect of the corrections on selected line items from the previously reported unaudited condensed consolidated financial statements as of September 30, 2024 (in thousands, except per share amounts):

	Statement of Operations and Comprehensive Loss
	Three Months Ended September 30, 2024
	As Previously		As
	Reported	Corrections	Corrected
Depletion, depreciation and amortization	$170,197	19,069	189,266
Total operating expenses	1,061,823	19,069	1,080,892
Operating loss	(5,903)	(19,069)	(24,972)
Loss before income taxes	(9,075)	(19,069)	(28,144)
Income tax benefit (expense)	(1,212)	4,166	2,954
Net loss, including noncontrolling interest	(10,287)	(14,903)	(25,190)
Net loss and comprehensive loss attributable to Antero Resources Corporation	(20,444)	(14,903)	(35,347)

Loss per common share—basic	$(0.07)	(0.04)	(0.11)
Loss per common share—diluted	$(0.07)	(0.04)	(0.11)

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

	Statement of Operations and Comprehensive Loss
	Nine Months Ended September 30, 2024
	As Previously		As
	Reported	Corrections	Corrected
Depletion, depreciation and amortization	$513,787	54,587	568,374
Total operating expenses	3,159,577	54,587	3,214,164
Operating loss	(2,732)	(54,587)	(57,319)
Loss before income taxes	(24,544)	(54,587)	(79,131)
Income tax benefit	2,089	11,926	14,015
Net loss, including noncontrolling interest	(22,455)	(42,661)	(65,116)
Net loss and comprehensive loss attributable to Antero Resources Corporation	(49,762)	(42,661)	(92,423)

Loss per common share—basic	$(0.16)	(0.14)	(0.30)
Loss per common share—diluted	$(0.16)	(0.14)	(0.30)

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

Our Company

We have assembled a portfolio of long-lived properties that are characterized by what we believe to be high repeatability and low geologic risk. We focus on unconventional reservoirs, which can generally be characterized as fractured shale formations. Our management team has worked together for many years and has a successful track record of reserve and production growth as well as significant expertise in unconventional resource plays. Our strategy is to leverage our team’s experience delineating and developing natural gas resource plays to develop our reserves and production, primarily on our existing multi-year inventory of drilling locations in the Appalachian Basin. As of September 30, 2025, we held approximately 528,000 net acres in the Appalachian Basin.

Financing Highlights

Credit Facility Maturity Date Extension

Effective July 30, 2025, we obtained the consent of each of the lenders under our Unsecured Credit Facility to extend the Maturity Date from July 30, 2029 to July 30, 2030. The terms of the Unsecured Credit Facility otherwise remain unchanged. Under the terms of the Unsecured Credit Facility, we may request two one-year extensions of the Maturity Date, subject to the satisfaction of certain conditions. This is the first such extension.

Debt Repurchase Program

During the nine months ended September 30, 2025, we redeemed the remaining $97 million aggregate principal amount of our 2026 Notes at a redemption price of 102.094% of the principal amount thereof, plus accrued and unpaid interest. In addition, we repurchased $42 million aggregate principal amount of our 2029 Notes through open market transactions at a weighted average price of approximately 103% of the principal amount thereof, plus accrued and unpaid interest. See Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements for additional information.

Share Repurchase Program

During 2022, our Board of Directors authorized a share repurchase program that allows us to repurchase up to $2.0 billion of outstanding common stock. Through our share repurchase program, during the three and nine months ended September 30, 2025, we repurchased and retired approximately 1.5 million and 4 million shares of our common stock, respectively, at a total cost of $51 million and $136 million, respectively. As of September 30, 2025, we have approximately $915 million of capacity remaining under our share repurchase program. The shares may be repurchased from time to time in open market transactions, through privately negotiated transactions or by other means in accordance with federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will be determined by us at our discretion and will depend on a variety of factors, including the market price of our common stock, general market and economic conditions and applicable legal requirements.

Market Conditions and Business Trends

Commodity Markets

Prices for natural gas, NGLs and oil that we produce significantly impact our revenues and cash flows. Benchmark prices for natural gas and ethane increased significantly, while benchmark prices for C3+ NGLs and oil decreased during the three and nine months ended September 30, 2025 as compared to the same periods of 2024. As a result of the higher benchmark natural gas and ethane prices during the three and nine months ended September 30, 2025, we experienced an increase in price realization for natural gas and ethane products, partially offset by the effects of decreased benchmark NGLs and oil prices as compared to the three and nine months ended September 30, 2024. We monitor the economic factors that impact natural gas, NGLs and oil prices, including domestic and foreign supply and demand indicators, domestic and foreign commodity inventories, the actions of Organization of Petroleum Exporting Countries and other large producing nations and the current conflicts in Ukraine and in the Middle East, among others. In the current economic environment, we expect that commodity prices for some or all of the commodities we produce could remain volatile. This volatility is beyond our control and may adversely impact our business, financial condition, results of operations and future cash flows. However, we use derivative instruments when circumstances warrant to manage our exposure to commodity price risk. See “—Hedge Position” and Note 11—Derivative Instruments to the unaudited condensed consolidated financial statements for additional information on our derivative instruments.

The following table details the average benchmark natural gas, NGLs and oil prices:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
Henry Hub ($/Mcf) (1)	$2.16	3.07	2.10	3.39
Mont Belvieu Ethane ($/Bbl) (2)	6.61	9.72	7.58	10.43
Mont Belvieu C3+ NGLs ($/Bbl) (3)	39.01	35.76	40.70	39.27
West Texas Intermediate ($/Bbl) (4)	75.09	64.93	77.54	66.70
(1)	NYMEX first of month average natural gas price.
(2)	Intercontinental Exchange, Inc. (“ICE”) settlement ethane Oil Price Information Service (“OPIS”) futures average price for the front month contract as published on the last trading day of the month.
(3)	ICE settlement propane, isobutane, normal butane and natural gasoline OPIS futures average price for the front month contract as published on the last trading day of the month. Propane and isobutane reflect TET prices, and normal butane and natural gasoline reflect non-TET prices. Propane, isobutane, normal butane and natural gasoline futures prices are weighted to approximate Antero Resources’ average C3+ NGLs composition.
(4)	NYMEX calendar month average settled futures price.

Hedge Position

Antero Resources

We are exposed to certain commodity price risks relating to our ongoing business operations, and we use derivative instruments when circumstances warrant to manage such risks. In addition, we periodically enter into contracts that contain embedded features that are required to be bifurcated and accounted for separately as derivatives. For the three months ended September 30, 2024 and 2025, 2% and 4%, respectively, of our production was hedged through commodity derivatives. For the nine months ended September 30, 2024 and 2025, 4% of our production was hedged through commodity derivatives. Assuming our 2025 and 2026 production is the same as our production in 2024, approximately 8% and 29%, respectively, of our total production for such years is hedged through commodity derivatives. As of September 30, 2025, the estimated fair value of our commodity derivative contracts was a net liability of $7 million. See Note 11—Derivative Instruments to the unaudited condensed consolidated financial statements for additional information.

Martica

Our consolidated VIE, Martica, previously maintained a portfolio of fixed swap natural gas, NGLs and oil derivatives for the benefit of the noncontrolling interests in Martica. As such, all gains and losses attributable to Martica’s derivative portfolio were fully attributable to the noncontrolling interests in Martica. During the three months ended March 31, 2025, all of Martica’s derivative contracts expired. As of September 30, 2025, Martica had no derivative instruments. See Note 11—Derivative Instruments to the unaudited condensed consolidated financial statements for additional information.

Economic Indicators

The economy experienced elevated inflation levels as a result of global supply and demand imbalances, where global demand outpaced supplies beginning in 2021 and continuing through 2024. In order to manage the inflation risk present in the United States’ economy, the Federal Reserve utilized monetary policy in the form of interest rate increases beginning in 2022 in an effort to bring the inflation rate in line with its stated goal of 2% on a long-term basis. Between 2022 and 2023, the Federal Reserve increased the federal funds interest rate by 5.25%. During the second half of 2024, inflation rates began to approach the Federal Reserve’s stated goal of 2%, and the Federal Reserve decreased the federal funds rate by 1.25% in 2024 and 2025. While inflationary pressures in the United States’ economy have begun to subside, it is uncertain what impact recent tariff activity by the United States and foreign governments will have on inflation.

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

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2025

The operating results of our reportable segments were as follows (in thousands):

	Three Months Ended September 30, 2024
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream (1)	Affiliate	Total
Revenue and other:
Natural gas sales	$425,802	—	—	—	425,802
Natural gas liquids sales	504,200	—	—	—	504,200
Oil sales	52,724	—	—	—	52,724
Commodity derivative fair value gains	18,368	—	—	—	18,368
Gathering, compression and water handling	—	—	269,870	(269,870)	—
Marketing	—	47,160	—	—	47,160
Amortization of deferred revenue, VPP	6,812	—	—	—	6,812
Other revenue and income	854	—	—	—	854
Total revenue	1,008,760	47,160	269,870	(269,870)	1,055,920

Operating expenses:
Lease operating	29,597	—	—	—	29,597
Gathering and compression	226,224	—	24,516	(24,516)	226,224
Processing	276,569	—	—	—	276,569
Transportation	182,390	—	—	—	182,390
Water handling	—	—	27,208	(27,208)	—
Production and ad valorem taxes	47,423	—	—	—	47,423
Marketing	—	62,144	—	—	62,144
Exploration	671	—	—	—	671
General and administrative (excluding equity-based compensation)	38,562	—	10,927	(10,927)	38,562
Equity-based compensation	16,065	—	11,945	(11,945)	16,065
Depletion, depreciation and amortization	189,266	—	32,534	(32,534)	189,266
Impairment of property and equipment	13,455	—	332	(332)	13,455
Accretion of asset retirement obligations	998	—	—	—	998
Gain on sale of assets	(1,297)	—	—	—	(1,297)
Contract termination, loss contingency, settlements and other operating expenses	(1,175)	—	(19)	19	(1,175)
Total operating expenses	1,018,748	62,144	107,443	(107,443)	1,080,892
Operating income (loss)	$(9,988)	(14,984)	162,427	(162,427)	(24,972)

Equity in earnings of unconsolidated affiliates	$25,634	—	27,668	(27,668)	25,634
(1)	Amounts reflect those recorded in Antero Midstream’s unaudited condensed consolidated financial statements.

	Three Months Ended September 30, 2025
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream (1)	Affiliate	Total
Revenue and other:
Natural gas sales	$630,887	—	—	—	630,887
Natural gas liquids sales	470,392	—	—	—	470,392
Oil sales	31,351	—	—	—	31,351
Commodity derivative fair value gains	39,243	—	—	—	39,243
Gathering, compression and water handling	—	—	294,821	(294,821)	—
Marketing	—	34,902	—	—	34,902
Amortization of deferred revenue, VPP	6,368	—	—	—	6,368
Other revenue and income	851	—	—	—	851
Total revenue	1,179,092	34,902	294,821	(294,821)	1,213,994

Operating expenses:
Lease operating	32,415	—	—	—	32,415
Gathering and compression	231,413	—	29,077	(29,077)	231,413
Processing	289,035	—	—	—	289,035
Transportation	190,555	—	—	—	190,555
Water handling	—	—	28,809	(28,809)	—
Production and ad valorem taxes	28,884	—	—	—	28,884
Marketing	—	51,068	—	—	51,068
Exploration	844	—	—	—	844
General and administrative (excluding equity-based compensation)	41,443	—	10,290	(10,290)	41,443
Equity-based compensation	15,501	—	11,026	(11,026)	15,501
Depletion, depreciation and amortization	188,778	—	34,465	(34,465)	188,778
Impairment of property and equipment	12,228	—	167	(167)	12,228
Accretion of asset retirement obligations	946	—	—	—	946
Loss on sale of assets	171	—	—	—	171
Contract termination, loss contingency, settlements and other operating expenses	12,596	—	494	(494)	12,596
Total operating expenses	1,044,809	51,068	114,328	(114,328)	1,095,877
Operating income (loss)	$134,283	(16,166)	180,493	(180,493)	118,117

Equity in earnings of unconsolidated affiliates	$29,055	—	29,688	(29,688)	29,055
(1)	Amounts reflect those recorded in Antero Midstream’s unaudited condensed consolidated financial statements.

Exploration and Production Segment

The following table sets forth selected operating data of the exploration and production segment:

	Three Months Ended		Amount of
	September 30,		Increase	Percent
	2024	2025	(Decrease)	Change
Production data (1) (2):
Natural gas (Bcf)	200	202	2	1%
C2 Ethane (MBbl)	7,302	7,808	506	7%
C3+ NGLs (MBbl)	10,793	10,495	(298)	(3)%
Oil (MBbl)	856	619	(237)	(28)%
Combined (Bcfe)	313	315	2	1%
Daily combined production (MMcfe/d)	3,406	3,429	23	1%
Average prices before effects of derivative settlements (3):
Natural gas (per Mcf)	$2.13	3.12	0.99	46%
C2 Ethane (per Bbl) (4)	$8.01	11.05	3.04	38%
C3+ NGLs (per Bbl)	$41.30	36.60	(4.70)	(11)%
Oil (per Bbl)	$61.59	50.65	(10.94)	(18)%
Weighted Average Combined (per Mcfe)	$3.14	3.59	0.45	14%
Average realized prices after effects of derivative settlements (3):
Natural gas (per Mcf)	$2.14	3.12	0.98	46%
C2 Ethane (per Bbl) (4)	$8.01	11.05	3.04	38%
C3+ NGLs (per Bbl)	$41.56	36.60	(4.96)	(12)%
Oil (per Bbl)	$61.46	50.65	(10.81)	(18)%
Weighted Average Combined (per Mcfe)	$3.15	3.59	0.44	14%
Average costs (per Mcfe):
Lease operating	$0.09	0.10	0.01	11%
Gathering and compression	$0.72	0.73	0.01	1%
Processing	$0.88	0.92	0.04	5%
Transportation	$0.58	0.60	0.02	3%
Production and ad valorem taxes	$0.15	0.09	(0.06)	(40)%
Marketing expense, net	$0.05	0.05	—	*
General and administrative (excluding equity-based compensation)	$0.12	0.13	0.01	8%
Depletion, depreciation, amortization and accretion	$0.61	0.60	(0.01)	(2)%

*Not meaningful

(1)	Production data excludes volumes related to the VPP.
(2)	Oil and NGLs production was converted at 6 Mcf per Bbl to calculate total Bcfe production and per Mcfe amounts. This ratio is an estimate of the equivalent energy content of the products and may not reflect their relative economic value.
(3)	Average prices reflect the before and after effects of our settled commodity derivatives. Our calculation of such after effects includes gains (losses) on settlements of commodity derivatives, which do not qualify for hedge accounting because we do not designate or document them as hedges for accounting purposes.
(4)	The average realized price for the three months ended September 30, 2025 includes less than $1 million of proceeds related to a take-or-pay contract. Excluding the effect of these proceeds, the average realized price for ethane before and after the effects of derivatives for the three months ended September 30, 2025 would have been $11.02 per Bbl.

Natural gas sales. Revenues from sales of natural gas increased from $426 million for the three months ended September 30, 2024 to $631 million for the three months ended September 30, 2025, an increase of $205 million, or 48%. Higher commodity prices (excluding the effects of derivative settlements) during the three months ended September 30, 2025 accounted for an approximate $200 million increase in year-over-year natural gas sales revenue (calculated as the change in the year-to-year average price times current year production volumes). Higher natural gas production volumes accounted for an approximate $5 million increase in year-over-year natural gas sales revenue (calculated as the change in year-to-year volumes times the prior year average price).

NGLs sales. Revenues from sales of NGLs decreased from $504 million for the three months ended September 30, 2024 to $470 million for the three months ended September 30, 2025, a decrease of $34 million, or 7%. This decrease is primarily due to lower C3+ NGLs commodity prices and production volumes, partially offset by higher ethane commodity prices and production volumes between periods. Lower C3+ NGLs commodity prices (excluding the effects of derivative settlements) during the three months ended September 30, 2025 accounted for an approximate $50 million decrease in year-over-year revenues (calculated as the change in the year-to-year average price times current year production volumes). Lower

C3+ NGLs production volumes accounted for an approximate $12 million decrease in year-over-year NGLs revenues (calculated as the change in year-to-year volumes times the prior year average price). Higher ethane commodity prices (excluding the effects of derivative settlements) during the three months ended September 30, 2025 accounted for an approximate $24 million increase in year-over-year revenues (calculated as the change in the year-to-year average price times current year production volumes). Higher ethane production volumes accounted for an approximate $4 million increase in year-over-year NGLs revenues (calculated as the change in year-to-year volumes times the prior year average price).

Oil sales. Revenues from sales of oil decreased from $53 million for the three months ended September 30, 2024 to $31 million for the three months ended September 30, 2025, a decrease of $22 million, or 41%. Lower oil production volumes during the three months ended September 30, 2025 accounted for an approximate $15 million decrease in year-over-year oil revenues (calculated as the change in year-to-year volumes times the prior year average price). Lower commodity prices (excluding the effects of derivative settlements) during the three months ended September 30, 2025 accounted for an approximate $7 million decrease in year-over-year revenues (calculated as the change in the year-to-year average price times current year production volumes).

Commodity derivative fair value gains. Our commodity derivatives included fixed price swaps, collars, basis swaps, call options and embedded put options. Because we do not designate these derivatives as accounting hedges, they do not receive hedge accounting treatment. Consequently, all mark-to-market gains or losses, as well as cash receipts or payments on settled derivative instruments, are recognized in our unaudited condensed consolidated statements of operations and comprehensive income (loss). For the three months ended September 30, 2024 and 2025, our commodity hedges resulted in derivative fair value gains of $18 million and $39 million, respectively. For the three months ended September 30, 2024, commodity derivative fair value gains included $4 million of net cash proceeds on settled commodity derivative gains. For the three months ended September 30, 2025, commodity derivative fair value gains included $2 million of net cash payments for settled derivative losses.

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

Amortization of deferred revenue, VPP. Amortization of deferred revenues associated with the VPP decreased from $7 million for the three months ended September 30, 2024 to $6 million for the three months ended September 30, 2025, a decrease of $1 million, or 7%, primarily due to lower production volumes attributable to the VPP properties between periods. Amortization of the deferred revenues associated with the VPP are recognized as the production volumes are delivered at $1.61 per MMBtu over the contractual term.

Lease operating expense. Lease operating expense increased from $30 million, or $0.09 per Mcfe, for the three months ended September 30, 2024 to $32 million, or $0.10 per Mcfe, for the three months ended September 30, 2025, an increase of $2 million primarily due to increased produced water trucking and disposal costs as a result of our completion activity timing during the three months ended September 30, 2025, as well as higher oilfield service and workover costs between periods.

Gathering, compression, processing and transportation expense. Gathering, compression, processing and transportation expense increased from $685 million for the three months ended September 30, 2024 to $711 million for the three months ended September 30, 2025, an increase of $26 million, or 4%. This was primarily a result of the following:

●	Gathering and compression costs increased from $0.72 per Mcfe for the three months ended September 30, 2024 to $0.73 per Mcfe for the three months ended September 30, 2025, primarily due to increased fuel costs as a result of higher natural gas prices and annual CPI-based adjustments between periods.
●	Processing costs increased from $0.88 per Mcfe for the three months ended September 30, 2024 to $0.92 per Mcfe for the three months ended September 30, 2025, primarily due to increased costs for NGLs processing, which includes an annual CPI-based adjustment during the first quarter of 2025 and higher NGLs transportation fees.
●	Transportation costs increased from $0.58 per Mcfe for the three months ended September 30, 2024 to $0.60 per Mcfe for the three months ended September 30, 2025, primarily due to higher fuel costs as a result of higher natural gas prices between periods and higher demand fees for certain pipelines during the three months ended September 30, 2025.

Production and ad valorem tax expense.  Production and ad valorem taxes decreased from $47 million for the three months ended September 30, 2024 to $29 million for the three months ended September 30, 2025, a decrease of $18 million, or 39%, primarily due to lower ad valorem taxes, partially offset by higher severance taxes as a result of increased natural gas prices during the three months ended September 30, 2025. Production and ad valorem taxes as a percentage of natural gas revenues decreased from 11% for the three months ended September 30, 2024 to 5% for the three months ended September 30, 2025, primarily as a result of lower ad valorem taxes. West Virginia ad valorem taxes in 2024 were based on commodity prices during 2022, and West Virginia ad valorem taxes in 2025 are based on commodity prices during 2023.

General and administrative expense. General and administrative expense (excluding equity-based compensation expense) increased from $39 million for the three months ended September 30, 2024 to $41 million for the three months ended September 30, 2025, an increase of $2 million, or 7%, primarily due to higher professional service fees between periods. General and administrative expense on a per unit basis (excluding equity-based compensation) increased from $0.12 per Mcfe for the three months ended September 30, 2024 to $0.13 per Mcfe for the three months ended September 30, 2025 primarily as a result of higher overall costs between periods.

Equity-based compensation expense. Non-cash equity-based compensation expense remained consistent at $16 million for the three months ended September 30, 2024 and 2025. See Note 9—Equity-Based Compensation to the unaudited condensed consolidated financial statements for additional information.

Depletion, depreciation and amortization expense (“DD&A expense”). DD&A expense remained consistent at $189 million for each of the three months ended September 30, 2024 and 2025. DD&A expense per Mcfe also remained relatively consistent for the three months ended September 30, 2024 and 2025 at $0.61 and $0.60, respectively.

Impairment of property and equipment. Impairment of oil and gas properties remained relatively consistent at $13 million and $12 million for the three months ended September 30, 2024 and 2025, respectively. During both periods, we recognized impairments primarily related to expiring leases as well as design and initial costs related to pads we no longer plan to place into service.

Contract termination, loss contingency, settlements and other operating expenses. Contract termination, loss contingency, settlements and other operating expenses was a gain of $1 million for the three months ended September 30, 2024 primarily due to our receipt of 0.1 million shares of Antero Midstream common stock as part of a judgment in a legal proceeding with an unaffiliated third-party. Contract termination, loss contingency, settlements and other operating expenses was a loss of $13 million for the three months ended September 30, 2025 primarily due to loss contingencies recorded during the third quarter of 2025. See Note 14—Contingencies to the unaudited condensed consolidated financial statements for additional information.

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

Net marketing expense remained relatively consistent at $15 million, or $0.05 per Mcfe, for the three months ended September 30, 2024 and $16 million, or $0.05 per Mcfe, for the three months ended September 30, 2025.

Marketing revenue. Marketing revenue decreased from $47 million for the three months ended September 30, 2024 to $35 million for the three months ended September 30, 2025, a decrease of $12 million, or 26%. This fluctuation primarily resulted from the following:

●	Natural gas marketing revenue decreased by $9 million between periods primarily due to lower natural gas marketing volumes, partially offset by higher natural gas prices. Lower natural gas marketing volumes accounted for an $11 million decrease in year-over-year marketing revenues (calculated as the change in year-to-year volumes times the prior year average price), and higher natural gas prices accounted for a $2 million increase in year-over-year marketing revenues (calculated as the change in the year-to-year average price times current year marketing volumes).

●	Oil marketing revenue decreased by $9 million between periods primarily due to lower oil marketing volumes and prices. Lower oil marketing volumes accounted for a $5 million decrease in year-over-year marketing revenues (calculated as the change in year-to-year volumes times the prior year average price), and lower oil prices accounted for a $4 million decrease in year-over-year marketing revenues (calculated as the change in the year-to-year average price times current year marketing volumes).
●	NGLs marketing revenues increased by $5 million for the three months ended September 30, 2025 primarily due to higher C3+ NGLs marketing volumes.

Marketing expense. Marketing expense decreased from $62 million for the three months ended September 30, 2024 to $51 million for the three months ended September 30, 2025, a decrease of $11 million, or 18%. Marketing expense includes the cost of third-party purchased natural gas, NGLs and oil as well as firm transportation costs, including costs related to current excess firm capacity. The costs of third-party natural gas and oil purchases each decreased $9 million between periods, and the cost of third-party NGLs purchases increased $4 million between periods. The total cost of third-party commodity purchases decreased primarily due to lower marketing volumes between periods, partially offset by higher natural gas prices during the three months ended September 30, 2025. Firm transportation costs increased $3 million between periods primarily due to higher fuel costs and lower pipeline utilization due to maintenance during the three months ended September 30, 2025.

Antero Midstream Segment

Antero Midstream revenue.  Revenue from the Antero Midstream segment increased from $270 million for the three months ended September 30, 2024 to $295 million for the three months ended September 30, 2025, an increase of $25 million. This increase is primarily due to higher gathering and processing revenues of $15 million and higher water handling revenues of $10 million. The increased gathering and processing revenues between periods is primarily a result of increased throughput and annual CPI-based gathering and compression rate adjustments between periods. The increased water handling revenues between periods is primarily due to higher fresh water delivery volumes during the three months ended September 30, 2025, as well as increased blending volumes, increased wastewater handling costs and an increase to the fresh water delivery rate as a result of an annual CPI-based rate adjustment between periods.

Antero Midstream operating expense. Total operating expense related to the Antero Midstream segment increased from $107 million for the three months ended September 30, 2024 to $114 million for the three months ended September 30, 2025, an increase of $7 million. This increase is primarily due to higher direct operating expenses as a result of increased gathering and compression and fresh water delivery volumes between periods, as well as higher heavy maintenance expense and increased wastewater handling costs during the three months ended September 30, 2025.

Items Not Allocated to Segments

Interest expense. Interest expense decreased from $28 million for the three months ended September 30, 2024 to $18 million for the three months ended September 30, 2025, a decrease of $10 million, or 36%, primarily due to the redemption or repurchase of $139 million aggregate principal amount of our Senior Notes during the nine months ended September 30, 2025 and lower average Credit Facility borrowings and interest rates during the three months ended September 30, 2025. See Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements for more information.

Loss on early extinguishment of debt. During the three months ended September 30, 2024, we recognized a loss on early debt extinguishment of $1 million related to the amendment and restatement of our senior revolving credit facility. There was no loss on early extinguishment of debt for the three months ended September 30, 2025. See Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements for more information.

Income tax benefit (expense). For the three months ended September 30, 2024, we recognized an income tax benefit of $3 million, with an effective tax rate of 10%, due to a loss before income taxes of $28 million. For the three months ended September 30, 2025, we recognized income tax expense of $43 million, with an effective tax rate of 34%, due to income before income taxes of $129 million. The increase in the effective tax rate between periods was primarily due to the effects of noncontrolling interests and stock compensation expense. See Note 2—Summary of Significant Accounting Policies to the unaudited condensed consolidated financial statements for additional information on the effects of the OBBB.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2025

The operating results of our reportable segments were as follows (in thousands):

	Nine Months Ended September 30, 2024
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream (1)	Affiliate	Total
Revenue and other:
Natural gas sales	$1,274,503	—	—	—	1,274,503
Natural gas liquids sales	1,511,253	—	—	—	1,511,253
Oil sales	180,899	—	—	—	180,899
Commodity derivative fair value gains	22,229	—	—	—	22,229
Gathering, compression and water handling	—	—	818,716	(818,716)	—
Marketing	—	145,098	—	—	145,098
Amortization of deferred revenue, VPP	20,289	—	—	—	20,289
Other revenue and income	2,574	—	—	—	2,574
Total revenue	3,011,747	145,098	818,716	(818,716)	3,156,845

Operating expenses:
Lease operating	88,477	—	—	—	88,477
Gathering and compression	671,893	—	76,849	(76,849)	671,893
Processing	802,349	—	—	—	802,349
Transportation	546,664	—	—	—	546,664
Water handling	—	—	85,202	(85,202)	—
Production and ad valorem taxes	147,524	—	—	—	147,524
Marketing	—	192,764	—	—	192,764
Exploration	1,916	—	—	—	1,916
General and administrative (excluding equity-based compensation)	120,624	—	32,441	(32,441)	120,624
Equity-based compensation	49,293	—	32,871	(32,871)	49,293
Depletion, depreciation and amortization	568,374	—	107,205	(107,205)	568,374
Impairment of property and equipment	18,958	—	332	(332)	18,958
Accretion of asset retirement obligations	2,554	—	—	—	2,554
Gain on sale of assets	(1,127)	—	—	—	(1,127)
Contract termination, loss contingency, settlements and other operating expenses	3,901	—	2,385	(2,385)	3,901
Total operating expenses	3,021,400	192,764	337,285	(337,285)	3,214,164
Operating income (loss)	$(9,653)	(47,666)	481,431	(481,431)	(57,319)

Equity in earnings of unconsolidated affiliates	$69,862	—	82,795	(82,795)	69,862
(1)	Amounts reflect those recorded in Antero Midstream’s unaudited condensed consolidated financial statements.

	Nine Months Ended September 30, 2025
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream (1)	Affiliate	Total
Revenue and other:
Natural gas sales	$2,099,645	—	—	—	2,099,645
Natural gas liquids sales	1,512,581	—	—	—	1,512,581
Oil sales	115,386	—	—	—	115,386
Commodity derivative fair value losses	20,981	—	—	—	20,981
Gathering, compression and water handling	—	—	891,422	(891,422)	—
Marketing	—	94,203	—	—	94,203
Amortization of deferred revenue, VPP	18,896	—	—	—	18,896
Other revenue and income	2,502	—	—	—	2,502
Total revenue	3,769,991	94,203	891,422	(891,422)	3,864,194

Operating expenses:
Lease operating	103,645	—	—	—	103,645
Gathering and compression	704,377	—	80,932	(80,932)	704,377
Processing	834,230	—	—	—	834,230
Transportation	569,135	—	—	—	569,135
Water handling	—	—	96,898	(96,898)	—
Production and ad valorem taxes	119,013	—	—	—	119,013
Marketing	—	145,826	—	—	145,826
Exploration	2,160	—	—	—	2,160
General and administrative (excluding equity-based compensation)	130,071	—	31,630	(31,630)	130,071
Equity-based compensation	46,501	—	34,835	(34,835)	46,501
Depletion, depreciation and amortization	562,719	—	100,577	(100,577)	562,719
Impairment of property and equipment	24,143	—	984	(984)	24,143
Accretion of asset retirement obligations	2,827	—	—	—	2,827
Loss on sale of assets	142	—	—	—	142
Contract termination, loss contingency, settlements and other operating expenses	24,933	—	1,406	(1,406)	24,933
Total operating expenses	3,123,896	145,826	347,262	(347,262)	3,269,722
Operating income (loss)	$646,095	(51,623)	544,160	(544,160)	594,472

Equity in earnings of unconsolidated affiliates	$88,279	—	87,724	(87,724)	88,279
(1)	Amounts reflect those recorded in Antero Midstream’s unaudited condensed consolidated financial statements.

Exploration and Production Segment

The following table sets forth selected operating data of the exploration and production segment:

	Nine Months Ended		Amount of
	September 30,		Increase	Percent
	2024	2025	(Decrease)	Change
Production data (1) (2):
Natural gas (Bcf)	597	599	2	*
C2 Ethane (MBbl)	21,873	22,174	301	1%
C3+ NGLs (MBbl)	31,871	31,332	(539)	(2)%
Oil (MBbl)	2,843	2,143	(700)	(25)%
Combined (Bcfe)	936	933	(3)	*
Daily combined production (MMcfe/d)	3,417	3,419	2	*
Average prices before effects of derivative settlements (3):
Natural gas (per Mcf)	$2.14	3.50	1.36	64%
C2 Ethane (per Bbl) (4)	$8.56	11.69	3.13	37%
C3+ NGLs (per Bbl)	$41.54	40.00	(1.54)	(4)%
Oil (per Bbl)	$63.63	53.84	(9.79)	(15)%
Weighted Average Combined (per Mcfe)	$3.17	3.99	0.82	26%
Average realized prices after effects of derivative settlements (3):
Natural gas (per Mcf)	$2.15	3.47	1.32	61%
C2 Ethane (per Bbl) (4)	$8.56	11.69	3.13	37%
C3+ NGLs (per Bbl)	$41.68	40.00	(1.68)	(4)%
Oil (per Bbl)	$63.49	53.80	(9.69)	(15)%
Weighted Average Combined (per Mcfe)	$3.18	3.97	0.79	25%
Average costs (per Mcfe):
Lease operating	$0.09	0.11	0.02	22%
Gathering and compression	$0.72	0.75	0.03	4%
Processing	$0.86	0.89	0.03	3%
Transportation	$0.58	0.61	0.03	5%
Production and ad valorem taxes	$0.16	0.13	(0.03)	(19)%
Marketing expense, net	$0.05	0.06	0.01	20%
General and administrative (excluding equity-based compensation)	$0.13	0.14	0.01	8%
Depletion, depreciation, amortization and accretion	$0.61	0.61	—	*

*Not meaningful

(1)	Production data excludes volumes related to the VPP.
(2)	Oil and NGLs production was converted at 6 Mcf per Bbl to calculate total Bcfe production and per Mcfe amounts. This ratio is an estimate of the equivalent energy content of the products and may not reflect their relative economic value.
(3)	Average prices reflect the before and after effects of our settled commodity derivatives. Our calculation of such after effects includes gains (losses) on settlements of commodity derivatives, which do not qualify for hedge accounting because we do not designate or document them as hedges for accounting purposes.
(4)	The average realized price for the nine months ended September 30, 2024 and 2025 includes $2 million and $1 million, respectively, of proceeds related to a take-or-pay contract. Excluding the effect of these proceeds, the average realized price for ethane before and after the effects of derivatives for the nine months ended September 30, 2024 and 2025 would have been $8.48 per Bbl and $11.66 per Bbl, respectively.

Natural gas sales. Revenues from sales of natural gas increased from $1.3 billion for the nine months ended September 30, 2024 to $2.1 billion for the nine months ended September 30, 2025, an increase of $0.8 billion, or 65%. Higher commodity prices (excluding the effects of derivative settlements) during the nine months ended September 30, 2025 accounted for an approximate $0.8 billion increase in year-over-year natural gas sales revenue (calculated as the change in the year-to-year average price times current year production volumes). Natural gas production volumes remained relatively consistent between periods.

NGLs sales. Revenues from sales of NGLs remained consistent at $1.5 billion for each of the nine months ended September 30, 2024 and 2025. Higher commodity prices (excluding the effects of derivative settlements) during the nine months ended September 30, 2025 accounted for an approximate $21 million increase in year-over-year revenues (calculated as the change in the year-to-year average price times current year production volumes). Lower NGLs production volumes accounted for an approximate $20 million decrease in year-over-year NGLs revenues, respectively (calculated as the change in year-to-year volumes times the prior year average price).

Oil sales. Revenues from sales of oil decreased from $181 million for the nine months ended September 30, 2024 to $115 million for the nine months ended September 30, 2025, a decrease of $66 million, or 36%. Lower oil production volumes during the nine months ended September 30, 2025 accounted for an approximate $45 million decrease in year-over-year oil revenues (calculated as the change in year-to-year volumes times the prior year average price). Lower oil prices, excluding the effects of derivative settlements, accounted for an approximate $21 million decrease in year-over-year oil revenues (calculated as the change in the year-to-year average price times current year production volumes).

Commodity derivative fair value gains. Our commodity derivatives included fixed price swaps, collars, basis swaps, call options and embedded put options. Because we do not designate these derivatives as accounting hedges, they do not receive hedge accounting treatment. Consequently, all mark-to-market gains or losses, as well as cash receipts or payments on settled derivative instruments, are recognized in our unaudited condensed consolidated statements of operations and comprehensive income (loss). For the nine months ended September 30, 2024 and 2025, our commodity hedges resulted in derivative fair value gains of $22 million and $21 million, respectively. For the nine months ended September 30, 2024, commodity derivative fair value gains included $12 million of net cash proceeds for settled derivative gains. For the nine months ended September 30, 2025, commodity derivative fair value gains included $19 million of net cash payments for settled derivative losses.

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

Amortization of deferred revenue, VPP. Amortization of deferred revenues associated with the VPP remained relatively consistent at $20 million and $19 million for the nine months ended September 30, 2024 and 2025, respectively. Amortization of the deferred revenues associated with the VPP are recognized as the production volumes are delivered at $1.61 per MMBtu over the contractual term.

Lease operating expense. Lease operating expense increased from $88 million, or $0.09 per Mcfe, for the nine months ended September 30, 2024 to $104 million, or $0.11 per Mcfe, for the nine months ended September 30, 2025, an increase of $16 million primarily due to higher oilfield service and workover costs between periods, as well as increased produced water trucking and disposal costs as a result of our completion activity timing during the nine months ended September 30, 2025.

Gathering, compression, processing and transportation expense. Gathering, compression, processing and transportation expense increased from $2.0 billion for the nine months ended September 30, 2024 to $2.1 billion for the nine months ended September 30, 2025, an increase of $0.1 billion, or 4%. This fluctuation was primarily a result of the following:

●	Gathering and compression costs on a per unit basis increased from $0.72 per Mcfe for the nine months ended September 30, 2024 to $0.75 per Mcfe for the nine months ended September 30, 2025, primarily due to increased fuel costs as a result of higher natural gas prices and annual CPI-based adjustments between periods.
●	Processing costs on a per unit basis increased from $0.86 per Mcfe for the nine months ended September 30, 2024 to $0.89 per Mcfe for the nine months ended September 30, 2025, primarily due to increased costs for NGLs processing and transportation, which includes an annual CPI-based adjustment during the first quarter of 2025, and higher NGLs transportation fees between periods.
●	Transportation costs on a per unit basis increased from $0.58 per Mcfe for the nine months ended September 30, 2024 to $0.61 per Mcfe for the nine months ended September 30, 2025, primarily due to higher fuel costs as a result of higher natural gas prices between periods and higher demand fees for certain pipelines during the nine months ended September 30, 2025.

Production and ad valorem tax expense.  Production and ad valorem taxes decreased from $148 million for the nine months ended September 30, 2024 to $119 million for the nine months ended September 30, 2025, a decrease of $29 million, or 19%, primarily due to lower ad valorem taxes, partially offset by higher severance taxes as a result of increased natural gas prices during the nine months ended September 30, 2025. Production and ad valorem taxes as a percentage of natural gas revenues decreased from 12% for the nine months ended September 30, 2024 to 6% for the nine months ended September 30, 2025, primarily as a result of lower ad valorem taxes. West Virginia ad valorem taxes in 2024 were based on commodity prices during 2022, and West Virginia ad valorem taxes in 2025 are based on commodity prices during 2023.

General and administrative expense. General and administrative expense (excluding equity-based compensation expense) increased from $121 million for the nine months ended September 30, 2024 to $130 million for nine months ended September 30, 2025, an increase of $9 million, or 8%, primarily due to higher professional service fees and increased salary and wage expense as a result of increased employee headcount between periods. General and administrative expense on a per unit basis (excluding equity-based compensation) increased from $0.13 per Mcfe for the nine months ended September 30, 2024 to $0.14 per Mcfe for the nine months ended September 30, 2025 primarily as a result of higher overall costs between periods.

Equity-based compensation expense. Non-cash equity-based compensation expense remained relatively consistent at $49 million and $47 million for the nine months ended September 30, 2024 and 2025, respectively. See Note 9—Equity-Based Compensation to the unaudited condensed consolidated financial statements for additional information.

Depletion, depreciation and amortization expense. DD&A expense remained relatively consistent at $568 million, or $0.61 per Mcfe, and $563 million, or $0.61 per Mcfe, for the nine months ended September 30, 2024 and 2025, respectively.

Impairment of property and equipment. Impairment of oil and gas properties increased from $19 million for the nine months ended September 30, 2024 to $24 million for the nine months ended September 30, 2025, primarily due to higher impairments of expiring leases between periods. During both periods, we recognized impairments primarily related to expiring leases as well as design and initial costs related to pads we no longer plan to place into service.

Contract termination, loss contingency, settlements and other operating expenses. Contract termination, loss contingency, settlements and other operating expenses increased from $4 million for the nine months ended September 30, 2024 to $25 million for the nine months ended September 30, 2025, an increase of $21 million. This increase was primarily due to loss contingencies recorded during the nine months ended September 30, 2025. See Note 14—Contingencies to the unaudited condensed consolidated financial statements for additional information.

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

Net marketing expense increased from $48 million, or $0.05 per Mcfe, for the nine months ended September 30, 2024 to $52 million, or $0.06 per Mcfe, for the nine months ended September 30, 2025, primarily due to higher fuel costs and lower pipeline utilization due to maintenance between periods.

Marketing revenue. Marketing revenue decreased from $145 million for the nine months ended September 30, 2024 to $94 million for the nine months ended September 30, 2025, a decrease of $51 million, or 35%. This fluctuation primarily resulted from the following:

●	Natural gas marketing revenue decreased by $19 million between periods primarily due to lower natural gas marketing volumes, partially offset by higher natural gas prices. Lower natural gas marketing volumes accounted for a $23 million decrease in year-over-year marketing revenues (calculated as the change in year-to-year volumes times the prior year average price), and higher natural gas prices accounted for a $4 million increase in year-over-year marketing revenues (calculated as the change in the year-to-year average price times current year marketing volumes).
●	Oil marketing revenue decreased by $44 million between periods primarily due to lower oil marketing volumes and prices. Lower oil marketing volumes accounted for a $28 million decrease in year-over-year marketing revenues (calculated as the change in year-to-year volumes times the prior year average price), and lower oil prices accounted for an $16 million decrease in year-over-year marketing revenues (calculated as the change in the year-to-year average price times current year marketing volumes).
●	NGLs marketing revenue increased by $7 million between periods primarily due to higher C3+ NGLs marketing volumes and higher ethane prices.

Marketing expense. Marketing expense decreased from $193 million for the nine months ended September 30, 2024 to $146 million for the nine months ended September 30, 2025, a decrease of $47 million, or 24%. Marketing expense includes the cost of third-party purchased natural gas, NGLs and oil as well as firm transportation costs, including costs related to current excess firm capacity. The cost of third-party natural gas and oil purchases decreased $18 million and $42 million between periods, respectively, and the cost of third-party NGLs purchases increased $6 million between periods. The total cost of third-party commodity purchases decreased primarily due to lower marketing volumes between periods, partially offset by higher natural gas prices during the nine months ended September 30, 2025. Firm transportation costs increased $7 million between periods primarily due to the increase in fuel costs and lower pipeline utilization due to maintenance during the nine months ended September 30, 2025.

Antero Midstream Segment

Antero Midstream revenue. Revenue from the Antero Midstream segment increased from $819 million for the nine months ended September 30, 2024 to $891 million for the nine months ended September 30, 2025, an increase of $72 million. This increase is primarily due to higher gathering and processing revenues of $45 million and higher water handling revenues of $27 million. The increased gathering and processing revenues between periods is primarily a result of increased throughput and annual CPI-based gathering and compression rate adjustments between periods. The increased water handling revenues between periods is primarily due to higher wastewater trucking and disposal volumes, increased wastewater trucking and disposal costs that are billed at cost plus 3%, higher fresh water delivery volumes and increased blending cost of service fees and volumes during the nine months ended September 30, 2025, as well as an increase to the fresh water delivery rate as a result of the annual CPI-based rate adjustment between periods.

Antero Midstream operating expense. Total operating expense related to the Antero Midstream segment increased from $337 million for the nine months ended September 30, 2024 to $347 million for the nine months ended September 30, 2025, an increase of $10 million. This increase is primarily due to higher direct operating expenses as a result of higher wastewater trucking and disposal costs, increased blending costs, increased fresh water delivery volumes, increased throughput, higher gathering and compression costs for assets acquired during the second quarter of 2024 and increased heavy maintenance expense during the nine months ended September 30, 2025, partially offset by lower depreciation expense associated with Antero Midstream’s program to repurpose underutilized compressor units to expand existing or construct new compressor stations between periods.

Items Not Allocated to Segments

Interest expense. Interest expense decreased from $91 million for the nine months ended September 30, 2024 to $62 million for the nine months ended September 30, 2025, a decrease of $29 million or 32%, primarily due to the redemption or repurchase of $139 million aggregate principal amount of our Senior Notes and lower average Credit Facility borrowings and interest rates during the nine months ended September 30, 2025.

Loss on early extinguishment of debt. During the nine months ended September 30, 2024, we recognized a loss on early debt extinguishment of $1 million related to the amendment and restatement of our senior revolving credit facility. During the nine months ended September 30, 2025, we recognized a loss on early debt extinguishment of $4 million related to the redemption of the remaining $97 million aggregate principal amount of our 2026 Notes at a redemption price of 102.094% of the principal amount thereof, plus accrued and unpaid interest, and the repurchase of $42 million aggregate principal amount of our 2029 Notes through open market transactions at a weighted average price of approximately 103% of the principal amount thereof, plus accrued and unpaid interest. See Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements for more information.

Income tax expense (benefit). For the nine months ended September 30, 2024, we recognized an income tax benefit of $14 million, with an effective tax rate of 18%, related to our loss before income taxes of $79 million. For the nine months ended September 30, 2025, we recognized income tax expense of $146 million, with an effective tax rate of 24%, related to our income before income taxes of $618 million. The increase in the effective tax rate between periods was primarily due to the effects of noncontrolling interests and stock compensation expense. See Note 2—Summary of Significant Accounting Policies to the unaudited condensed consolidated financial statements for additional information on the effects of the OBBB.

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

Based on strip prices as of September 30, 2025, we believe that net cash provided by operating activities and available borrowings under the Credit Facility will be sufficient to meet our cash requirements, including normal operating needs, debt service obligations, capital expenditures and commitments and contingencies for at least the next 12 months.

Cash Flows

The following table summarizes our cash flows (in thousands):

	Nine Months Ended September 30,
	2024	2025
Net cash provided by operating activities	$571,286	1,260,187
Net cash used in investing activities	(588,251)	(854,189)
Net cash provided by (used in) financing activities	16,965	(405,998)
Net increase in cash and cash equivalents	$—	—

Operating activities. Net cash provided by operating activities was $571 million and $1.3 billion for the nine months ended September 30, 2024 and 2025, respectively. Net cash provided by operating activities increased between periods primarily due to higher natural gas revenues, lower ad valorem taxes, lower interest expense and changes in working capital, partially offset by lower oil revenues between periods and higher lease operating, gathering, compression, processing and transportation expenses during the nine months ended September 30, 2025.

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

Investing activities. Net cash used in investing activities increased from $588 million for the nine months ended September 30, 2024 to $854 million for the nine months ended September 30, 2025, primarily due to asset acquisitions during the third quarter of 2025 of $241 million and increased drilling and leasing activity of $35 million between periods, partially offset by higher proceeds from asset sales and trades of $8 million between periods primarily due to oil and gas property trades during the nine months ended September 30, 2025.

Financing activities. Net cash provided by financing activities was $17 million for the nine months ended September 30, 2024. Net cash used in financing activities was $406 million for the nine months ended September 30, 2025. The increase in net cash used in financing activities between periods is primarily due to higher net repayments on our Credit Facility of $155 million, redemptions and repurchases of $142 million principal amount of our Senior Notes during the nine months ended September 30, 2025, share repurchases of $136 million during the nine months ended September 30, 2025, partially offset by lower payment of debt issuance costs for our Unsecured Credit Facility of $5 million and lower distributions to the noncontrolling interests in Martica of $5 million between periods.

2025 Capital Budget, Capital Spending and Acquisitions

On February 12, 2025, we announced a net capital budget for 2025 of $725 million to $800 million that included a range of $650 million to $700 million for drilling and completion and $75 million to $100 million for leasehold expenditures. During the nine months ended September 30, 2025, we decreased our drilling and completion budget range to $650 million to $675 million to reflect our operational efficiencies, and we increased our leasehold expenditures budget range to $125 million to $150 million to expand our acreage position in the Marcellus Shale in West Virginia. Our revised net capital budget for 2025 is $775 million to $825 million. We do not budget for acquisitions. During 2025, we plan to complete 60 to 65 net horizontal wells in the Appalachian Basin. We periodically review our capital expenditures and adjust our budget and its allocation based on liquidity, drilling results, leasehold acquisition opportunities and commodity prices.

For the three months ended September 30, 2025, our total consolidated capital expenditures were $217 million, including drilling and completion costs of $172 million, leasehold acquisitions of $42 million and other capital expenditures of $3 million. For the nine months ended September 30, 2025, our total consolidated capital expenditures were $604 million, including drilling and completion costs of $500 million, leasehold acquisitions of $98 million and other capital expenditures of

$6 million. In addition to our budgeted capital spending for the three and nine months ended September 30, 2025, we also acquired oil and gas properties for approximately $260 million during the third quarter of 2025. See Note 3—Transactions to the unaudited condensed consolidated financial statements for additional information.

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

Based on future prices as of September 30, 2025, the estimated undiscounted future net cash flows exceeded the carrying amount and no further evaluation was required. We have not recorded any impairment expenses associated with our proved properties during the nine months ended September 30, 2024 and 2025.

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

We may enter into financial derivative instruments for a portion of our natural gas, NGLs and oil production when circumstances warrant and management believes that favorable future prices can be secured in order to mitigate some of the potential negative impact on our cash flows caused by changes in commodity prices. For the three months ended September 30, 2024 and 2025, 2% and 4%, respectively, of our production was hedged through commodity derivatives. For the nine months ended September 30, 2024 and 2025, 4% of our production was hedged through commodity derivatives.

Our financial hedging activities may include commodity derivative instruments that are intended to support natural gas, NGLs and oil prices at targeted levels and to manage our exposure to price risk associated with our production. These contracts may include commodity price swaps whereby we will receive a fixed price and pay a variable market price to the contract counterparty, collars that set a floor and ceiling price for the hedged production, basis differential swaps or call or embedded put options, among others. These contracts are financial instruments and do not require or allow for physical delivery of the hedged commodity. As of September 30, 2025, our commodity derivatives included fixed swaps, collars, call options and embedded put options at index-based pricing for a portion of our production. See Note 11—Derivative Instruments to our unaudited condensed consolidated financial statements for additional information.

Based on our production and our derivative instruments that settled during the nine months ended September 30, 2025, our revenues would have decreased by $112 million for each $0.10 decrease per MMBtu in natural gas prices and $1.00 decrease per Bbl in oil and NGLs prices, excluding the effects of changes in the fair value of our derivative positions which remain open as of September 30, 2025.

All derivative instruments, other than those that meet the normal purchase and normal sale scope exception or other derivative scope exceptions, are recorded at fair market value in accordance with GAAP and are included in our consolidated balance sheets as assets or liabilities. The fair values of our derivative instruments are adjusted for non-performance risk. Because we do not designate these derivatives as accounting hedges, they do not receive hedge accounting treatment; therefore, all mark to market gains or losses, as well as cash receipts or payments on settled derivative instruments, are recognized in our unaudited condensed consolidated statements of operations and comprehensive income (loss). We present total gains or losses on commodity derivatives (for both settled derivatives and derivative positions which remain open) within operating revenues as commodity derivative fair value gains (losses) in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

Mark-to-market adjustments of derivative instruments cause earnings volatility but have no cash flow impact relative to changes in market prices until the derivative contracts are settled or monetized prior to settlement. We expect continued volatility in the fair value of our derivative instruments. Our cash flows are impacted when the associated derivative contracts are settled or monetized by making or receiving payments to or from the counterparty. As of December 31, 2024 and September 30, 2025, the estimated fair value of our commodity derivative instruments was a net liability of $47 million and $7 million, respectively, comprised of current and noncurrent assets and liabilities.

Counterparty and Customer Credit Risk

Our principal exposures to credit risk are through receivables resulting from the following: the sale of our natural gas, NGLs and oil production ($356 million as of September 30, 2025), which we market to energy companies, end users and refineries, and commodity derivative contracts ($18 million as of September 30, 2025).

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

In addition, we are exposed to the credit risk of our counterparties for our derivative instruments. Credit risk is the potential failure of a counterparty to perform under the terms of a derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions that management deems to be competent and competitive market makers. The creditworthiness of our counterparties is subject to periodic review. As of September 30, 2025, we have commodity hedges in place with seven different counterparties, six of which are lenders under the Unsecured Credit Facility. We had derivative assets of $5 million with bank counterparties under our Unsecured Credit Facility as of September 30, 2025. The estimated fair value of our commodity derivative assets has been risk-adjusted using a discount rate based upon the counterparties’ respective published credit default swap rates (if available, or if not available, a discount rate based on the applicable Reuters bond rating) as of September 30, 2025. We believe that all of the counterparties to our derivative instruments are acceptable credit risks as of September 30, 2025. We are not required to provide credit support or collateral to any of our counterparties under our derivative contracts, nor are they required to provide credit support to us. As of September 30, 2025, we did not have any past-due receivables from, or payables to, any of the counterparties to our derivative contracts.

Interest Rate Risks

Our primary exposure to interest rate risk results from outstanding borrowings under the Credit Facility, which has a floating interest rate. The average annualized interest rate incurred on the Credit Facility for borrowings during the nine months ended September 30, 2025 was 6.0%. We estimate that a 1.0% increase in the applicable average interest rates for the nine months ended September 30, 2025 would have resulted in an estimated $2 million increase in interest expense.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2025 at a level of reasonable assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities

Issuer Purchases of Equity Securities

The following table sets forth our share purchase activity for each period presented:

			Total Number	Approximate
			of Shares	Dollar Value
			Repurchased	of Shares
			as Part of	that May
	Total Number		Publicly	Yet be Purchased
	of Shares	Average Price	Announced	Under the Plan (2)
Period	Purchased (1)	Paid Per Share	Plans	($ in thousands)
July 1, 2025 - July 31, 2025	1,209,542	$34.71	1,207,880	$924,011
August 1, 2025 - August 31, 2025	295,299	32.14	293,507	914,581
September 1, 2025 - September 30, 2025	—	—	—	914,581
Total	1,504,841	$34.21	1,501,387
(1)	The total number of shares purchased includes shares of our common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of equity-based awards held by our employees.
(2)	On February 15, 2022, our Board of Directors authorized a share repurchase program to opportunistically repurchase up to $1.0 billion of shares of our outstanding common stock. On October 25, 2022, our Board of Directors authorized a $1.0 billion increase to our share repurchase program to allow us to repurchase up to an aggregate of $2.0 billion of our outstanding common stock.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
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

3.4

Third Amended and Restated Bylaws of Antero Resources Corporation, dated August 14, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-36120) filed on August 14, 2025).

10.1

Chairman Emeritus Agreement, by and between Antero Resources Corporation, Antero Midstream Corporation and Paul Rady, dated August 14, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-36120) filed on August 14, 2025).

10.2

Antero Resources Corporation Executive Severance Plan, effective September 17, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-36120) filed on September 23, 2025).

10.3*	Antero Resources Corporation Summary of Compensation for Non-Employee Directors, effective August 14, 2025.
31.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350).
101*

The following financial information from this Quarterly Report on Form 10-Q of Antero Resources Corporation for the quarter ended September 30, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

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

ANTERO RESOURCES CORPORATION

By:	/s/ Brendan E. Krueger
Brendan E. Krueger
Chief Financial Officer, Senior Vice President – Finance and Treasurer

Date:	October 29, 2025