Form 10-K
period 2025-12-31
ANTERO RESOURCES Corp
filed 2026-02-11
CIK 1433270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ⌧

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $11.7 billion based on the $40.28 per share closing price of Antero Resources Corporation’s common stock as reported on that day on the New York Stock Exchange.

Number of shares of the registrant’s common stock outstanding as of February 6, 2026 (in thousands): 308,525

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

GLOSSARY OF COMMONLY USED TERMS

The following are abbreviations and definitions of certain terms used in this document, some of which are commonly used in the oil and gas industry:

2026 Convertible Notes. The 4.25% convertible senior notes due September 1, 2026.

Antero Midstream. Antero Midstream Corporation.

Antero Midstream Partners. Antero Midstream Partners LP, a wholly owned subsidiary of Antero Midstream.

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

i

FASB. Financial Accounting Standards Board.

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

GHG. Greenhouse gas.

HG Acquisition. Our acquisition of 100% of the issued and outstanding equity interests of HG Energy II Production Holdings, LLC, a Delaware limited liability company, from HG Energy II LLC, a Delaware limited liability company.

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

ICE. Intercontinental Exchange, Inc.

IRS. The Internal Revenue Service of the United States of America

Joint Venture. The joint venture entered into on February 6, 2017 between Antero Midstream Partners, a wholly owned subsidiary of Antero Midstream and MarkWest, a wholly owned subsidiary of MPLX, LP, to develop processing and fractionation assets in Appalachia.

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

SEC. The United States Securities and Exchange Commission.

Senior Notes. Collectively, the 8.375% senior notes due July 15, 2026, 7.625% senior notes due February 1, 2029, 5.375% senior notes due March 1, 2030 and 5.400% senior notes due February 1, 2036, as applicable.

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

Term Loan A Facility. The unsecured three-year term loan facility with the Royal Bank of Canada, RBC Capital Markets and JPMorgan Chase Bank, N.A. dated February 3, 2026.

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

Utica Shale Divestiture. Our divestiture of substantially all of our Utica Shale oil and gas assets located in Ohio.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this Annual Report on Form 10-K may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Annual Report on Form 10-K, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward looking statements. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements, although not all forward-looking statements contain such identifying words. When considering these forward-looking statements, investors should keep in mind the risk factors and other cautionary statements in this Annual Report on Form 10-K. These forward-looking statements are based on management’s current beliefs, based on currently available information, as to the outcome and timing of future events. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

●	natural gas, NGLs and oil prices;
●	our ability to execute our business strategy;
●	our production and natural gas, NGLs and oil reserves;
●	our financial strategy, liquidity and capital required for our development program;
●	our ability to obtain debt or equity financing on satisfactory terms to fund acquisitions, expansion projects, capital expenditures, working capital requirements and the repayment or refinancing of indebtedness;
●	risks associated with the successful integration and future performance of the HG Acquisition;
●	risks associated with the Utica Shale Divestiture, including the risk that it is not consummated on the terms expected or on the anticipated schedule, or at all;
●	our ability to execute our return of capital program;
●	timing and amount of future production of natural gas, NGLs and oil;
●	impacts of geopolitical events, including the conflicts in Ukraine, Venezuela and in the Middle East, and world health events;
●	our ability to meet minimum volume commitments and to utilize or monetize our firm transportation commitments;
●	marketing of natural gas, NGLs and oil;
●	our future drilling plans;
●	our projected well costs;
●	our hedging strategy and results;
●	costs of developing our properties;
●	uncertainty regarding our future operating results;
●	operations of Antero Midstream;
●	competition;
●	government regulations and changes in laws;
●	pending legal or environmental matters;
●	leasehold or business acquisitions;

v

●	our ability to achieve our GHG reduction targets and the costs associated therewith;
●	general economic conditions;
●	credit markets; and
●	our other plans, objectives, expectations and intentions contained in this Annual Report on Form 10-K.

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

SUMMARY RISK FACTORS

Commodity Prices

●	Natural gas, NGLs and oil price volatility, or a substantial or prolonged period of low natural gas, NGLs and oil prices, may adversely affect our business, financial condition or results of operations and our ability to meet our capital expenditure obligations and financial commitments.
●	If commodity prices decrease to a level such that our future undiscounted cash flows from our properties are less than their carrying value, we will be required to take write-downs of the carrying values of our properties.

Reserves

●	The development of our estimated proved undeveloped reserves may take longer and may require higher levels of capital expenditures than we currently anticipate. Therefore, our estimated proved undeveloped reserves may not be ultimately developed or produced.
●	Reserve estimates depend on many assumptions that may turn out to be inaccurate. Any material inaccuracies in our reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.
●	Unless we replace our reserves with new reserves and develop those reserves, our reserves and, eventually, production will decline, which would adversely affect our future cash flows and results of operations.
●	Approximately 45% of our net leasehold acreage is undeveloped, and that acreage may not ultimately be developed or become commercially productive, which could cause us to lose rights under our leases as well as have a material adverse effect on our oil and natural gas reserves and future production and, therefore, our future cash flows and income.

Business Operations

●	Drilling for and producing oil and gas are high risk activities with many uncertainties that could adversely affect our business, financial condition or results of operations.
●	Properties that we decide to drill may not yield natural gas, NGLs or oil in commercially viable quantities, which may adversely affect our financial condition, results of operations and cash flows.
●	Market conditions or operational impediments, such as the unavailability of satisfactory transportation arrangements, may hinder our access to natural gas, NGLs and oil markets or delay our production.
●	Legal proceedings brought against us could result in substantial liabilities and materially and adversely impact our financial condition.
●	Our ability to produce natural gas, NGLs and oil economically and in commercial quantities is dependent on the availability of adequate supplies of water for drilling and completion operations and access to water and waste disposal or recycling facilities and services at a reasonable cost. Restrictions on our ability to obtain water or dispose of produced water and other waste may have an adverse effect on our financial condition, results of operations and cash flows.
●	Our failure to develop, obtain, access or maintain the necessary infrastructure to successfully deliver natural gas, NGLs and oil to market may adversely affect our business, financial condition or results of operations.
●	Sustainability matters and conservation measures may adversely impact our business.

Customer Concentration and Credit Risk

●	The inability of our significant customers to meet their obligations to us may adversely affect our financial results.
●	Hedging transactions may become more costly or unavailable to us and expose us to counterparty credit risk.

Vendor Risks

●	We are required to pay fees to our service providers based on minimum volumes under long-term contracts regardless of actual volume throughput.
●	Interruptions in operations at facilities that process and fractionate our gas may adversely affect our business, financial condition and results of operations.

Acquisitions, Divestitures and Takeovers

●	We may not achieve the intended benefits of the HG Acquisition, and the HG Acquisition may disrupt our existing plans or operations.
●	We may not complete the Utica Shale Divestiture within the anticipated timeframe or at all.
●	Our certificate of incorporation and bylaws, as well as Delaware law, contain provisions that could discourage acquisition bids or merger proposals, which may adversely affect the market price of our common stock.

Capital Structure and Access to Capital

●	Our exploration and development projects require substantial capital expenditures. We may be unable to obtain required capital or financing on satisfactory terms, which could lead to a decline in our oil and gas reserves.
●	We may not be able to generate sufficient cash flows to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
●	Restrictions in our existing and future debt agreements could limit our growth and our ability to engage in certain activities.

Compliance with Regulations

●	Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing as well as governmental reviews of such activities could result in increased costs and additional operating restrictions or delays in the completion of oil and natural gas wells and adversely affect our production.
●	Our operations may be exposed to significant delays, costs and liabilities as a result of environmental and occupational health and safety requirements applicable to our business activities.
●	We are subject to complex federal, state, local and other laws and regulations that could adversely affect the cost, manner or feasibility of conducting our operations or expose us to significant liabilities.
●	Our operations are subject to a series of risks related to climate risks that could result in increased operating costs, limit the areas in which we may conduct oil and natural gas exploration and production activities, and reduce demand for our products.

PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

Our Company and Organizational Structure

Antero Resources Corporation (individually referred to as “Antero”) and its consolidated subsidiaries (collectively referred to as “Antero Resources,” the “Company,” “we,” “us” or “our”) are engaged in the development, production, exploration and acquisition of natural gas, NGLs and oil properties located in the Appalachian Basin. The Company targets large, repeatable resource plays where horizontal drilling and advanced fracture stimulation technologies provide the means to economically develop and produce natural gas, NGLs and oil from unconventional formations. As of December 31, 2025, we held approximately 537,000 net acres of natural gas, NGLs and oil properties located in the Appalachian Basin primarily in West Virginia and Ohio. Our corporate headquarters is in Denver, Colorado. Unless expressly stated otherwise, the operating and financial information presented in this Annual Report on Form 10-K does not give effect to the completion of the HG Acquisition or the Utica Shale Divestiture.

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

We have an interest in Antero Midstream that provides significant influence, but not control, over Antero Midstream. As a result, we account for our interest in Antero Midstream using the equity method of accounting. As of December 31, 2025, we owned 29% of Antero Midstream’s common stock.

General

The following table provides a summary of selected data for our Appalachian Basin natural gas, NGLs and oil assets as of the date and for the period indicated.

						Three Months Ended
	As of December 31, 2025					December 31, 2025
					Gross	Average
	Proved		Net Proved		Potential	Net Daily
	Reserves (1) (2)	PV-10 (3)	Developed	Total	Drilling	Production
	(Bcfe)	(in millions)	Wells (4)	Net Acres	Locations (5)	(MMcfe/d)
Appalachian Basin	19,149	$9,679	1,551	536,526	1,279	3,511
Discounted future income taxes		(1,569)
Standardized Measure (6)		$8,110
(1)	Estimated proved reserve volumes and values were calculated assuming partial ethane recovery, with rejection of the remaining ethane and using the unweighted 12 month average of the first-day-of-the-month prices (“SEC reserves prices”) for the year ended December 31, 2025, which were $3.42 per Mcf for natural gas, $14.09 per Bbl for ethane, $39.43 per Bbl for C3+ NGLs and $52.34 per Bbl for oil for the Appalachian Basin based on Henry Hub and WTI reference prices of $3.39 per MMBtu and $65.34 per Bbl, respectively.
(2)	Proved reserves for the noncontrolling interests in Martica as of December 31, 2025 were 38 Bcfe.
(3)	PV-10 is a non-GAAP financial measure. We believe that the presentation of PV-10 is relevant and useful to our investors as supplemental disclosure to the standardized measure of future net cash flows, or after-tax amount, because it presents the discounted future net cash flows attributable to our proved reserves prior to taking into account future corporate income taxes and our current tax structure. While the standardized measure is dependent on the unique tax situation of each company, PV-10 is based on a pricing methodology and discount factors that are consistent for all companies. Because of this, PV-10 can be used within the industry and by creditors and securities analysts to evaluate estimated net cash flows from proved reserves on a more comparable basis. The difference between the standardized measure and the PV-10 amount is the discounted amount of estimated future income taxes. Future income taxes are not basin specific, and therefore, the standardized measure is only at a company level. See Note 18—Supplemental Information on Oil and Gas Producing Activities to our consolidated financial statements for additional information about the calculation of standardized measure.
(4)	Excludes certain vertical wells with no proved reserves booked that were primarily acquired in conjunction with leasehold acreage acquisitions.
(5)	Gross potential drilling locations are comprised of 296 locations classified as proved undeveloped and 983 locations classified as probable and possible. See “Item 1A. Risk Factors” for risks and uncertainties related to developing our potential well locations contained in our proved, probable and possible reserve categories.
(6)	Standardized measure of discounted future net cash flows for the noncontrolling interests in Martica as of December 31, 2025 was $72 million.

For the year ended December 31, 2025, our total consolidated capital expenditures were $797 million, including drilling and completion expenditures of $658 million, leasehold additions of $131 million and other capital expenditures of $8 million. We completed 61 net horizontal wells during the year ended December 31, 2025. Our capital budget for 2026 is $1.1 billion to $1.3 billion and includes: $1.0 billion for drilling and completions, $100 million for leasehold expenditures and up to $200 million for discretionary growth capital that is dependent on commodity prices. Our capital budget reflects the closing of the HG Acquisition on February 3, 2026 and assumes the closing of the Utica Shale Divestiture during February 2026. We do not budget for acquisitions. During 2026, we plan to complete 70 to 80 net horizontal wells in the Appalachian Basin. We periodically review our capital expenditures and adjust our budget and its allocation based on liquidity, drilling results, leasehold acquisition opportunities and commodity prices.

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

Strong Balance Sheet and Sustainable Leverage Profile

We are focused on maintaining a strong balance sheet, which includes maintaining a sustainable leverage profile. In recent years, we have significantly reduced our leverage profile and will prioritize it on an ongoing basis.

Expanding Our Long-Lived Asset Base in the Core Marcellus in West Virginia which has Product Diversity and Access to Multiple End Markets

We have assembled a portfolio of long lived properties primarily in the core of the Marcellus Shale in West Virginia that are characterized by what we believe to be high repeatability and low geologic risk. The HG Acquisition expands our core position in West Virginia, where we have a substantial inventory of liquids-rich and dry gas locations. Additionally, we have access to move our production to multiple end markets, both domestically and internationally, through long-term firm takeaway capacity on major pipelines.

Focus on Reducing Cash Costs and Expanding Margins

We are focused on reducing cash costs and expanding margins through incremental dry gas development and lowering commitments on firm transportation over time. The HG Acquisition contributes to this initiative through its increase to our scale and its dry gas production sold locally in the Appalachian Basin.

Integrated Business Platform

We believe it is critical in Appalachia to have integrated development of the resources in order to have the most capital efficient development and maximize price realizations. Therefore, we operate in the following reportable segments: (i) the exploration, development and production of natural gas, NGLs and oil (“exploration and production”); (ii) midstream services through our equity method investment in Antero Midstream (“equity method investment in Antero Midstream”) and (iii) marketing of excess firm transportation capacity (“marketing”).

Hedge Program

We utilize a hedging program to mitigate volatility in commodity prices and to protect certain of our expected future cash flows when circumstances warrant. We also use hedges as a tool to protect underlying valuations of our acquisition program.

Acquisitions

HG Acquisition

On December 5, 2025, we entered into a definitive agreement to acquire 100% of the issued and outstanding equity interests of HG Energy II Production Holdings, LLC (“HG Production”) from HG Energy II LLC (“HG Energy”) for total cash consideration of $2.8 billion, subject to the terms and conditions thereof. The HG Acquisition includes approximately 385,000 net acres in the core of the Marcellus Shale in West Virginia. Pursuant to the same agreement, Antero Midstream Partners agreed to acquire 100% of the issued and outstanding equity interests of HG Energy II Midstream Holdings, LLC (“HG Midstream”) from HG Energy for cash consideration of $1.1 billion, subject to the terms and conditions thereof (“HG Midstream Acquisition”). The HG Midstream Acquisition includes gathering pipelines and integrated water handling assets in the core of the Marcellus Shale in West Virginia. These acquisitions closed on February 3, 2026. See Note 3—Transactions to our consolidated financial statements for additional information.

Asset Acquisitions

During the year ended December 31, 2025, the Company acquired additional working and royalty interests in certain Antero-operated producing wells for a total of approximately $260 million, before closing adjustments. See Note 3—Transactions to our consolidated financial statements for additional information.

Utica Shale Divestiture

On December 5, 2025, we entered into a definitive agreement with two third-party buyers (collectively, the “Buyer Parties”) to sell substantially all of our Utica Shale oil and gas assets (the “Utica Shale Properties”) for aggregate cash consideration of $800 million, subject to the terms and conditions thereof. The Utica Shale Properties include approximately 80,000 gross (70,000 net) acres located in Ohio and proved reserves of approximately 600 Bcfe as of December 31, 2025. The Utica Shale Divestiture is expected to close in February 2026, subject to the satisfaction of certain customary closing conditions. See Note 3—Transactions to our consolidated financial statements for additional information.

Drilling Partnerships

2021-2024 Drilling Partnership

On February 17, 2021, we announced the formation of a drilling partnership with QL Capital Partners (“QL”), an affiliate of Quantum Energy Partners, for our 2021 through 2024 drilling program (“2021-2024 Drilling Partnership”). Under the terms of the arrangement, each year in which QL participated represented an annual tranche, and QL was conveyed a working interest in any wells spud by us during such tranche year. For 2021 through 2024, we agreed to the estimated internal rate of return (“IRR”) of our capital budget for each annual tranche, and QL agreed to participate in all four annual tranches. We developed and managed the drilling program associated with each tranche, including the selection of wells. Additionally, for each annual tranche, we entered into assignments, bills of sale and conveyances pursuant to which QL was conveyed a proportionate working interest percentage in each well spud in that year, which conveyances are not subject to any reversion. Capital costs in excess of, and cost savings below, a specified percentage of budgeted amounts for each annual tranche were for our account. Subject to the preceding sentence, for any wells included in a tranche, QL is obligated and responsible for its working interest share of costs and liabilities, and is entitled to its working interest share of revenues, associated with such wells for the life of such wells.

Under the terms of the arrangement, QL funded development capital of 20% for wells spud in 2021 and 2024, 15% for wells spud in 2022 and 2023, which funding amounts represented QL’s proportionate working interest in such wells. Additionally, we were entitled to receive a carry in the form of a one-time payment from QL for each annual tranche if the IRR for such tranche exceeded certain specified returns, which was determined no earlier than October 31 and no later than December 1 following the end of each tranche year. We received a total carry of $117 million for the 2021-2024 Drilling Partnership. See Note 3—Transactions to our consolidated financial statements for additional information.

2025 Drilling Partnership

On December 11, 2024, we entered into a drilling partnership with an unaffiliated third-party (the “2025 Drilling Partnership”). Under the terms of the arrangement, the third-party participated in and funded a share of total development capital expenses for wells spud by Antero during the 2025 calendar year. For each well spud during the 2025 calendar year, the third-party received a 15% working interest in such wells and funded greater than 15% of total development capital expenses for such wells. Subject to the preceding sentence, for any wells spud in the calendar year 2025, the third-party is obligated and responsible for its working interest share of costs and liabilities, and is entitled to its working interest share of revenues, associated with such wells for the life of such wells. Additionally, for each well in the partnership, we entered into an assignment, bill of sale and conveyance pursuant to which the third-party was conveyed a proportionate working interest percentage in such well, which conveyances are not subject to any reversion. See Note 3—Transactions to our consolidated financial statements for additional information.

Our Properties and Operations

Reserves

The table below summarizes our estimated proved reserves as of December 31, 2024 and 2025, which were prepared assuming partial ethane recovery, and rejection of the remaining ethane. When ethane is rejected at the processing plant, it is left in the gas stream and sold with the methane gas.

			Oil and		Percentage
	Natural Gas	NGLs	Condensate	Equivalents	of Proved
	(Bcf)	(MMBbl)	(MMBbl)	(Bcfe)	Reserves
As of December 31, 2024 (1)
Proved developed reserves	7,876	966	13	13,747	77%
Proved undeveloped reserves	2,727	227	10	4,156	23%
Total (2)	10,603	1,193	23	17,903	100%

As of December 31, 2025 (1)
Proved developed reserves	8,388	1,003	12	14,478	76%
Proved undeveloped reserves	3,382	205	10	4,671	24%
Total (2)	11,770	1,208	22	19,149	100%
(1)	The SEC reserves prices for the year ended December 31, 2024 were $2.12 per Mcf for natural gas, $10.51 per Bbl for ethane, $42.34 per Bbl for C3+ NGLs and $61.60 per Bbl for oil for the Appalachian Basin based on Henry Hub and WTI reference prices of $2.13 per MMBtu and $75.54 per Bbl, respectively. The SEC reserves prices for the year ended December 31, 2025 were $3.42 per Mcf for natural gas, $14.09 per Bbl for ethane, $39.43 per Bbl for C3+ NGLs and $52.34 per Bbl for oil for the Appalachian Basin based on Henry Hub and WTI reference prices of $3.39 per MMBtu and $65.34 per Bbl, respectively.
(2)	Proved developed reserves attributable to the noncontrolling interests in Martica were 57 Bcfe and 38 Bcfe as of December 31, 2024 and 2025, respectively. There were no proved undeveloped reserves attributable to the noncontrolling interests in Martica as of December 31, 2024 and 2025.

Proved Reserves

The following table summarizes the changes in our estimated proved reserves (in Bcfe):

Proved reserves, December 31, 2024	17,903
Extensions, discoveries and other additions	665
Revisions of previous estimates	451
Revisions to five-year development plan	743
Price revisions	137
Acquisition of reserves	506
Production	(1,256)
Proved reserves, December 31, 2025	19,149

Extensions and discoveries of 665 Bcfe of proved reserves resulted from delineation and developmental drilling in the Appalachian Basin. Revisions of previous estimates of 451 Bcfe primarily relates to increases in our ownership interests. Revisions to the five-year development plan of 743 Bcfe includes an upward revision of 1,045 Bcfe primarily for previously proved undeveloped properties reclassified from non-proved properties due to their addition to the Company’s five-year development plan, partially offset by a downward revision of 302 Bcfe for locations that were not developed within five years of initial booking as proved reserves. Price revisions of 137 Bcfe are due to an increase in price for natural gas between periods, partially offset by decreases in prices for oil and NGLs for the year ended December 31, 2025. Acquisition of reserves related to the Company’s acquisitions of additional working and royalty interests in certain Antero-operated producing wells for the year ended December 31, 2025. Estimated proved reserves as of December 31, 2025 totaled 19,149 Bcfe, an increase of 7% from December 31, 2024.

Proved Undeveloped Reserves

Proved undeveloped reserves are included in the previous table of total proved reserves. The following table summarizes the changes in our estimated proved undeveloped reserves (in Bcfe):

Proved undeveloped reserves, December 31, 2024	4,156
Extensions, discoveries and other additions	665
Revisions of previous estimates	382
Revisions to five-year development plan	730
Reclassifications to proved developed reserves	(1,262)
Proved undeveloped reserves, December 31, 2025	4,671

Extensions and discoveries of 665 Bcfe of proved undeveloped reserves resulted from delineation and developmental drilling in the Appalachian Basin. Revisions of previous estimates of 382 Bcfe primarily relates to increases in our ownership interests. Revisions to the five-year development plan of 730 Bcfe includes an upward revision of 1,030 Bcfe primarily for previously proved undeveloped properties reclassified from non-proved properties due to their addition to the Company’s five-year development plan, partially offset by a downward revision of 300 Bcfe for locations that were not developed within five years of initial booking as proved reserves. Estimated proved undeveloped reserves as of December 31, 2025 totaled 4,671 Bcfe, an increase of 12% from December 31, 2024.

During the year ended December 31, 2025, we converted 1,262 Bcfe, or 30% of our proved undeveloped reserves to proved developed reserves and incurred drilling and completion costs of $457 million. We spent an additional $221 million on development costs related primarily to drilled and uncompleted wells and properties in the proved undeveloped classification as of December 31, 2025, resulting in total development costs incurred of $678 million, as disclosed in Note 18—Supplemental Information on Oil and Gas Producing Activities to the consolidated financial statements. Estimated future development costs relating to the development of our proved undeveloped reserves as of December 31, 2025 are $2.3 billion, or $0.49 per Mcfe, over the next five years. We maintain a five-year development plan, which is reviewed by our Board of Directors, which supports our maintenance capital program. The development plan is reviewed annually to ensure capital is allocated to the wells that have the highest risk-adjusted rates of return within our inventory of undrilled well locations. Based on strip pricing as of December 31, 2025, we believe that net cash provided by operating activities will be sufficient to finance such future development costs. While our development program is primarily focused on drilling our proved undeveloped reserves, we will also continue to drill leasehold delineation wells and build on our current leasehold position. See “Item 1A. Risk Factors—The development of our estimated proved undeveloped reserves may take longer and may require higher levels of capital expenditures than we currently anticipate. Therefore, our estimated proved undeveloped reserves may not be ultimately developed or produced.”

As of December 31, 2025, an estimated 3,428 of our net leasehold acres, containing 129 gross wells (11 net wells) associated with proved undeveloped reserves, are subject to renewal prior to scheduled drilling. Some of these leases have contract renewal options and some will need to be renegotiated. We estimate a potential cost of $11 million to renew the 3,428 acres based upon current leasing authorizations and option to extend payments. Proved undeveloped reserves of 294 Bcfe are related to these leases. Historically, we have had a high success rate in renewing leases, and we expect that we will be able to renew substantially all of the leases underlying this acreage prior to the scheduled drilling dates. Based on our historical success rate in renewing leases, we estimate that we may not be able to renew leases covering 29 Bcfe of these proved undeveloped reserves.

If we are not able to renew these leases prior to the scheduled drilling dates, our quantities of net proved undeveloped reserves will be somewhat reduced on those locations.

Preparation of Reserve Estimates

Our proved reserve estimates as of December 31, 2023, 2024 and 2025 included in this Annual Report on Form 10-K were prepared by our internal reserve engineers in accordance with petroleum engineering and evaluation standards published by the Society of Petroleum Evaluation Engineers and definitions and guidelines established by the SEC. These proved reserve estimates have been audited by our independent engineers, DeGolyer and MacNaughton (“D&M”). A copy of the summary report of D&M with respect to our reserves as of December 31, 2025 is filed as Exhibit 99.1 to this Annual Report on Form 10-K. The technical person at D&M primarily responsible for reviewing our reserves estimates was Dilhan Ilk, P.E. Mr. Ilk is a Registered Professional Engineer in the State of Texas (License No. 139334), is a member of the Society of Petroleum Engineers, and has in excess of 15 years of experience in oil and gas reservoir studies and reserves evaluations. Mr. Ilk graduated from the Istanbul Technical University in 2003 with a Bachelor of Science degree in Petroleum Engineering, a Master of Science degree in Petroleum Engineering from Texas A&M University in 2005 and a Doctor of Philosophy degree in Petroleum Engineering from Texas A&M University in 2010. The technical persons responsible for overseeing the audit of our reserve estimates presented herein meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.

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

Identification of Potential Well Locations

Our identified potential well locations represent locations to which proved, probable or possible reserves were attributable based on SEC reserves prices as of December 31, 2025.

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

Exploration and Production and Marketing Segments

The following table sets forth information regarding our production, realized prices and production costs for the years ended December 31, 2023, 2024 and 2025. For additional information on price calculations, see information set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2023	2024	2025
Production data (1) (2):
Natural gas (Bcf)	815	793	808
C2 Ethane (MBbl)	24,657	30,391	29,842
C3+ NGLs (MBbl)	41,927	42,434	42,010
Oil (MBbl)	3,874	3,693	2,899
Combined (Bcfe)	1,238	1,252	1,256
Daily combined production (MMcfe/d)	3,392	3,421	3,442
Average prices before effects of derivative settlements (3):
Natural gas (per Mcf)	$2.69	2.29	3.56
C2 Ethane (per Bbl) (4)	$10.14	9.05	11.91
C3+ NGLs (per Bbl)	$37.85	42.23	38.83
Oil (per Bbl)	$63.80	62.29	51.80
Combined average sales prices before effects of derivative settlements (per Mcfe) (1)	$3.45	3.29	3.99
Combined average sales prices after effects of derivative settlements (per Mcfe) (1)	$3.43	3.30	3.97
Average Costs (per Mcfe):
Lease operating	$0.10	0.09	0.11
Gathering, compression, processing and transportation	$2.13	2.16	2.27
Production and ad valorem taxes	$0.13	0.17	0.13
Marketing, net	$0.06	0.05	0.05
General and administrative (excluding equity-based compensation)	$0.13	0.13	0.14
Depletion, depreciation, amortization and accretion	$0.61	0.61	0.60
(1)	Production data excludes volumes related to the volumetric production payment transaction (“VPP”).
(2)	Oil and NGLs production was converted at 6 Mcf per Bbl to calculate total Bcfe production and per Mcfe amounts. This ratio is an estimate of the equivalent energy content of the products and may not reflect their relative economic value.
(3)	Average prices reflect the before and after effects of our settled commodity derivatives. Our calculation of such after effects includes gains or losses on settlements of commodity derivatives (but does not include payments for the derivative monetizations in 2023). These commodity derivatives do not qualify for hedge accounting because we do not designate or document them as hedges for accounting purposes.
(4)	The average realized price for the years ended December 31, 2023, 2024 and 2025 includes $15 million, $2 million and $1 million, respectively, of proceeds related to a take-or-pay contract. Excluding the effect of these proceeds, the average realized price for ethane before the effects of derivatives for the years ended December 31, 2023, 2024 and 2025 would have been $9.55 per Bbl, $8.99 per Bbl and $11.88 per Bbl, respectively.

Acreage

The following table sets forth certain information regarding the total developed and undeveloped acreage in which we own an interest as of December 31, 2025. All of our acreage is located in the Appalachian Basin primarily in West Virginia and Ohio. Our Ohio acreage is included in the Utica Shale Divestiture. Approximately 86% of our net Appalachian Basin acreage is held by production. Acreage related to royalty, overriding royalty, and other similar interests is excluded from this table.

	Gross	Net
Developed acres	315,606	293,451
Undeveloped acres (1)	249,982	243,075
Total acres (1)	565,588	536,526
(1)	There are 7,985 gross (7,847 net), 23,258 gross (21,610 net) and 13,418 gross (12,872 net) acres subject to expiration during the years ending December 31, 2026, 2027 and 2028, respectively, if production is not established within the spacing units covering the acreage prior to the expiration dates and they are not otherwise extended or renewed.

Productive Wells

All of our productive wells are natural gas wells located in the Appalachian Basin. As of December 31, 2025, we had 1,933 gross and 1,775 net productive wells, including 260 gross and 236 net vertical wells.

Drilling Activity

The following table sets forth the results of our drilling activity for wells drilled and completed during the years ended December 31, 2023, 2024 and 2025. Gross wells reflect the number of wells in which we own an interest and include historical drilling activity in the Appalachian Basin. Net wells reflect the sum of our working interests in gross wells.

	Year Ended December 31,
	2023		2024		2025 (1)
	Gross	Net	Gross	Net	Gross	Net
Development wells:
Productive	87	70	51	41	78	61
Dry	—	—	—	—	—	—
Total development wells	87	70	51	41	78	61
(1)	Well counts exclude 18 gross wells (14 net wells) that were in the process of being completed as of December 31, 2025.

Gathering and Compression

The substantial majority of our exploration and development activities are supported by the natural gas gathering and compression assets of Antero Midstream. As a result, our agreements with Antero Midstream allow us to obtain the necessary gathering and compression capacity for our production, and we have leveraged our relationship with Antero Midstream to support our development. Antero Midstream’s capital expenditures for gas gathering and compression infrastructure that services our production were $132 million and $91 million for the years ended December 31, 2024 and 2025, respectively. Subject to pre-existing dedications and other third-party commitments, we have dedicated to Antero Midstream substantially all of our current and future acreage in West Virginia and Ohio for gathering and compression services.

As of December 31, 2025, Antero Midstream’s gathering and compression systems included 731 miles of gas gathering pipelines and 4.8 Bcf/d of compression capacity in the Appalachian Basin. We also have access to additional third-party gas gathering pipelines. The gathering, compression and dehydration services provided by third parties are contracted on a fixed-fee basis.

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

	Plant
	Processing	Contracted
	Nameplate	Processing
	Capacity	Capacity	Completion
	(MMcf/d)	(MMcf/d)	Status
Sherwood 1 through 13 (1)	2,600	2,600	In service
Smithburg 1 (1)	200	200	In service
Seneca 1 through 4 (1)(2)	800	300	In service
Total	3,600	3,100
(1)	MarkWest owns the gas processing plants referred to as Sherwood 1 through 6 and Seneca 1 through 4 and the Joint Venture owns the gas processing plants referred to as Sherwood 7 through 13 and Smithburg 1. The Joint Venture also owns a 33 1/3% interest in two fractionation facilities located at MarkWest’s Hopedale complex.
(2)	Our contracted capacity for these Seneca gas processing plants is included in the Utica Shale Divestiture.

Transportation and Takeaway Capacity

We have entered into firm transportation agreements with various pipelines that enable us to deliver natural gas to the Midwest, Gulf Coast, Eastern Regional, and Mid-Atlantic markets. Our primary firm transportation commitments include the following:

Midwest-Chicago Regional Markets

We have several firm transportation contracts with pipelines that have capacity to deliver natural gas to the Chicago and Michigan markets. The Chicago directed pipelines include the Rockies Express Pipeline (“REX”), the Midwestern Gas Transmission pipeline (“MGT”), the Natural Gas Pipeline Company of America pipeline (“NGPL”), and the ANR Pipeline Company pipeline (“ANR Chicago”). The firm transportation contract on REX provides firm capacity for 400,000 MMBtu/d that decreases to 200,000 MMBtu/d in 2030, and delivers gas to downstream contracts on MGT, NGPL and ANR Chicago. These REX contracts expire in 2030 and 2035. However, 300,000 MMBtu/d of our REX firm capacity is included in the Utica Shale Divestiture, and upon transaction closing and FERC approval, we will have 100,000 MMBtu/d on REX that expires in 2035.

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

Gulf Coast, Atlantic Seaboard and International Markets

We have firm transportation contracts with various pipelines to access the Gulf Coast, Atlantic Seaboard and international markets. These contracts include firm capacity on the following pipelines: (i) Columbia Gas Transmission Pipeline (“TCO”), (ii) Columbia Gulf Transmission Pipeline (“Columbia Gulf”), (iii) Stonewall Gas Gathering (“SGG”), (iv) Tennessee Gas Pipeline (“Tennessee”), (v) ANR Pipeline (“ANR Gulf”), (vi) Rover Pipeline (“Rover”), (vii) Mountaineer Xpress Pipeline (“MXP”), (viii) Columbia Gas Transmission IPP Pool (“TCO IPP”), (ix) Gulf Xpress Pipeline (“GXP”), (x) Enterprise Products Partners ATEX Pipeline (“ATEX”) and (xi) Sunoco Pipeline (“Mariner East 2”). Our diverse portfolio of firm capacity gives us the flexibility to move natural gas to the local Appalachia market or other preferred markets with more favorable pricing. These firm capacity contracts include:

●	TCO and TCO west bound (“TCO WB”) firm capacity of approximately 433,000 MMBtu/d and 746,000 MMBtu/d respectively, and our TCO WB increases to approximately 800,000 MMBtu/d in 2027. This firm transportation provides us with access to the local Appalachia and the Gulf Coast markets via the Tennessee and Columbia Gulf pipelines. We have 430,000 MMBtu/d of firm transportation on Columbia Gulf. These contracts expire at various dates from 2027 through 2058.
●	TCO east bound firm capacity of approximately 356,000 MMBtu/d that delivers (i) 330,000 MMBtu/d of natural gas to the Cove Point LNG facility and (ii) approximately 26,000 MMBtu/d to the Atlantic Seaboard. These contracts expire at various dates from 2029 to 2038.

●	SGG firm capacity of 900,000 MMBtu/d that transports gas from various gathering system interconnection points and the MarkWest Sherwood plant complex to the TCO WB System through 2030. However, our SGG minimum volume commitment decreases to 600,000 MMBtu/d in 2027.
●	MXP firm capacity of 700,000 MMBtu/d that transports gas from the MarkWest Sherwood plant complex to Tennessee or Leach, Kentucky. We have approximately 183,000 MMBtu/d on GXP, which continues from Leach, Kentucky to the Gulf Coast. These contracts expire in 2034.
●	Rover Pipeline firm capacity of 840,000 MMBtu/d that connects the Appalachian Basin to Midwest and Gulf Coast markets via the ANR Chicago and ANR Gulf segments. These contracts expire at various dates from 2030 to 2033.
●	Tennessee firm capacity of 790,000 MMBtu/d, which decreases to 200,000 MMBtu/d in 2030, to deliver natural gas from the Broad Run interconnect on TCO WB to the Gulf Coast market. These contracts expire at various dates from 2030 to 2033.
●	ANR Gulf firm capacity of 600,000 MMBtu/d to deliver natural gas from West Virginia and Ohio to the Gulf Coast market. This contract expires in 2045.
●	ATEX firm capacity of 20,000 Bbl/d to deliver ethane to Mont Belvieu, Texas. This contract expires in 2028.
●	Mariner East 2 firm capacity for ethane of 11,500 Bbl/d and for propane and butane of 65,000 Bbl/d to deliver to Marcus Hook, Pennsylvania. These contracts expire in 2028 and 2029, respectively. Mariner East 2 provides access to international markets via trans-ocean LPG carriers.

Under firm transportation contracts, we are obligated to deliver minimum daily volumes or pay fees for any deficiencies in deliveries. See Note 14—Commitments to our consolidated financial statements for information on our minimum fees for such contracts. Based on current projected 2026 annual production guidance, we estimate that we could incur annual net marketing costs of $0.02 per Mcfe to $0.04 per Mcfe in 2026 for unutilized transportation capacity depending on the amount of unutilized capacity that can be marketed to third parties or utilized to transport third-party gas and capture positive basis differentials. Where permitted, we continue to actively market any excess capacity in order to offset minimum commitment fees and those activities are recorded in our net marketing expense.

Delivery Commitments

We have entered into various firm sales contracts to deliver and sell gas and NGLs. We believe we will have sufficient production quantities to meet substantially all of such commitments. We may purchase gas from third parties to satisfy shortfalls should they occur.

As of December 31, 2025, our firm sales commitments through 2030 included:

	Natural Gas	Ethane	C3+ NGLs
Year Ending December 31,	(MMBtu/d)	(Bbl/d)	(Bbl/d)
2026	614,795	85,500	14,914
2027	600,000	86,500	—
2028	600,000	85,000	—
2029	530,000	75,000	—
2030	530,000	75,000	—

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

As of December 31, 2025, Antero Midstream owned and operated 236 miles of buried water pipelines and 187 miles of portable surface water pipelines in the Appalachian Basin. Additionally, as of December 31, 2025, Antero Midstream had the ability to store approximately 5 million barrels of fresh water in 33 impoundments equipped with transfer pumps located throughout our leasehold acreage.

Major Customers

See Note 2—Significant Accounting Policies to our consolidated financial statements for information on our major customers.

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

Water Discharges

The Federal Water Pollution Control Act, or the Clean Water Act (the “CWA”), and comparable state laws impose restrictions and strict controls regarding the discharge of pollutants, including produced waters and other oil and natural gas wastes, into waters of the United States (“WOTUS”). The discharge of dredge and fill material in regulated waters, including wetlands, is also prohibited, unless authorized by a permit issued by the U.S. Army Corps of Engineers (“Corps”). The scope of these regulated waters has been subject to substantial controversy and uncertainty, with the Corps and EPA pursuing several rulemakings since 2015 to attempt to define the scope of WOTUS. In September 2023, the EPA issued a WOTUS rule that is currently only implemented in 24 states due to ongoing litigation. However, in November 2025, the EPA and the Corps proposed a rule to further update and narrow this September 2023 definition of WOTUS, guided by the Sackett v. EPA decision. To the extent any judicial ruling, administrative rulemaking, or other action further changes the scope of the CWA’s jurisdiction in areas where we operate, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas, which could delay the development of our natural gas and oil projects.

Air Emissions

The federal Clean Air Act and comparable state laws restrict the emission of air pollutants from many sources, such as compressor stations, through air emissions standards, construction and operating permitting programs, and the imposition of other compliance requirements. These laws and regulations may require us to obtain pre approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants, the costs of which could be significant. The need to obtain permits has the potential to delay the development of our oil and natural gas projects. Over the next several years, we may be required to incur certain capital expenditures for air pollution control equipment or other air emissions related issues. In 2020, the Trump administration maintained the National Ambient Air Quality Standard (“NAAQS”) for ozone at 70 parts per billion for both the 8-hour primary and secondary standards. We cannot predict what further actions, if any, and on what timeline, the Trump administration may take with respect to these regulations. The EPA has also issued final rules under the Clean Air Act that subject oil and natural gas production, processing, transmission and storage operations to regulation under the New Source Performance Standards, or NSPS, and National Emission Standards for Hazardous Air Pollutants programs. These final rules require, among other things, capturing or combustion of certain emissions, as well as emission leak detection and repair programs. These regulations also establish specific new requirements regarding emissions from production related wet seal and reciprocating compressors, and from pneumatic controllers and storage vessels. However, the EPA has recently announced plans to reconsider many of these rules under the Trump administration’s deregulatory agenda and has, in the meantime, extended various compliance deadlines. Compliance with these and other air pollution control and permitting requirements has the potential to delay the development of natural gas and oil projects and increase our costs of development and production, which costs could be significant. However, we do not believe that compliance with such current requirements will have a material adverse effect on our operations.

Regulation of “Greenhouse Gas” Emissions

The EPA under previous presidential administrations has adopted regulations under existing provisions of the federal Clean Air Act that, among other things, establish Prevention of Significant Deterioration (“PSD”), construction and Title V operating permit reviews for certain large stationary sources that are already major sources of criteria pollutant emissions regulated under the statute. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards that will be established by the states or, in some cases, by the EPA for those emissions. Such EPA rulemakings could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified sources. In addition, the EPA also adopted rules requiring the monitoring and reporting of GHG emissions from specified onshore and offshore oil and gas production sources in the United States on an annual basis, which include certain of our operations. Although the EPA has proposed to delay GHG reporting for the oil and gas sector until 2034, and to otherwise repeal GHG reporting requirements for other sectors, we cannot predict whether these efforts will ultimately be successful or that GHG reporting will not be required again in the future.

The federal regulation of methane from oil and gas facilities has been subject to substantial uncertainty in recent years. In December 2023, the EPA finalized more stringent methane rules for new, modified, and reconstructed facilities, known as OOOOb, as well as standards for existing sources for the first time ever, known as OOOOc. However, in March 2025, the EPA announced plans to reconsider OOOOb and OOOOc, in line with the Trump administration’s deregulatory agenda. Additionally, in November 2025, the EPA finalized an interim rule extending the compliance deadlines for certain provisions provided in OOOOb and OOOOc. Litigation challenging the EPA’s final interim rule extending such compliance deadlines for new and existing oil and gas sources remains pending.

In August 2022, the Inflation Reduction Act (“IRA 2022”) was signed into law, which appropriated significant federal funding for renewable energy initiatives and amended the Clean Air Act to require the EPA to impose and collect a first-time fee on the emission of excess methane above statutory methane emissions thresholds from sources required to report their GHG emissions to the EPA. In November 2024, the EPA issued a final rule implementing the methane emissions fee, although in February 2025, Congress repealed the rule under the Congressional Review Act. Additionally, under the One Big Beautiful Bill Act, Congress delayed the implementation of the methane emissions fee until 2034. Compliance with the methane emissions fee and other air pollution control and permitting requirements has the potential to increase our operating costs and thus may adversely affect our financial results and cash flows. Moreover, failure to comply with these CAA requirements can result in the imposition of substantial fines and penalties as well as costly injunctive relief. Given the long-term trend toward increasing regulation, future federal GHG regulations of the oil and gas industry remain a possibility, and several states have separately imposed their own regulations on methane emissions from oil and gas production activities. We cannot predict what, when, or how the Trump administration may take further actions to rollback or otherwise revise existing methane-related regulations. Existing climate change-related regulation has already become a focus of the new Trump Administration. On his first day in office, President Trump signed several Executive Orders rescinding many of the previous administration’s climate-related Executive Orders and associated initiatives. President Trump’s directives included, amongst others, directing the EPA to reconsider its 2009 endangerment findings relating to GHGs, which provides regulatory justification for federal GHG permitting and methane emission control requirements, and directing the EPA to reconsider its use of Social Cost of GHG estimates in federal permitting decisions. To that end, in March 2025, the EPA announced formal reconsideration of both the Social Cost of GHG estimates and the 2009 endangerment finding and, in July 2025, released a proposal to rescind the latter. We cannot predict the ultimate impact of these actions on our business or results of operations.

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

When we permit a facility, we install air pollution control equipment to comply with federal Clean Air Act NSPS and applicable Best Available Control Technology standards. The control equipment includes Vapor Recovery Towers and Vapor Recovery Units, which capture methane emissions and direct them to a sales line. This technology allows us to recover a valuable product and reduce emissions. Additionally, residual storage tank emissions are controlled with vapor combustors that reduce methane emissions by 98%. We continue to transition away from intermittent and low bleed natural gas supplied pneumatic devices to air supplied pneumatics at all new production facilities along with limiting natural gas pneumatic releases by routing to a process, sales line or combustion device. In 2025, we eliminated or replaced approximately 774 natural gas driven pneumatic devices, which brings the total number of pneumatic devices eliminated or replaced in our operations to approximately 7,779 since this initiative began in 2021.

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

Since 2017, we have published an annual ESG report, which highlights our most significant environmental program improvements and initiatives. As highlighted in this report, our methane leak loss rate in 2024 was 0.010%, calculated in accordance with ONE Future, well below the ONE Future voluntary industry target of 1%.

During 2025, our GHG/methane emission reduction efforts included the following activities:

●	Continued our responsibly sourced gas certification effort that is Trustwell certified by Project Canary.
●	Conducted four aerial flyovers of the majority of our well pad locations as part of our emissions monitoring initiatives.
●	Eliminated or replaced approximately 774 intermittent and low-bleed natural gas-controlled pneumatics.
●	Plugged and abandoned certain older vertical wells that were acquired in conjunction with property acquisitions. Plugging and abandoning older, low producing wells can reduce methane emissions.
●	Preventatively replaced and/or repaired aging storage tank vapor control system equipment to reduce potential for fugitive methane and GHG emissions.
●	Maintained a marginal abatement cost curve (“MACC”) to effectively and systematically model emission reduction projects across our operations. Our MACC process is instrumental in evaluating the capital improvements required to achieve our emissions goals.
●	Continued utilization of the following procedures or equipment in our operations:
o	Quarterly facility LDAR inspections, which in most cases is twice the frequency required by current federal regulation.
o	Lockdown thief hatches and isolation valves on storage tanks at all new production facilities to reduce unnecessary potential emissions during daily operations and maintenance activity.
o	Operated burner management systems with two stages of pressure control, which are certified by the manufacturer to meet EPA performance standards, to optimize combustor efficiency.
o	Vapor recovery systems that incorporate up to three stages of vapor recovery in our process.
o	Low pressure separators as part of our completions process to recover methane that would otherwise be flared during flowback operations and allows such methane to become a salable product.
o	Periodic pressure relief valve testing and repair.
o	Balanced-pressure well drill outs, which minimize the potential for venting and/or flaring of gas from our wells during the well completion process.
o	Mobile gas lift units, which reduces emissions that would otherwise be emitted by well swabbing and liquids unloading.
o	Utilized our ESG Advisory Council together with our GHG/Methane Reduction Team to manage the identification, evaluation, monitoring, mitigation and adaptation, as applicable, of risks and opportunities related to the environment.

We continue to assess various opportunities for emission reductions. However, we cannot guarantee that we will be able to implement any of the opportunities that we may review or explore. For any such opportunities that we do choose to implement, we cannot guarantee that we will be able to implement them within a specific timeframe or across all operational assets. For risks and uncertainties related to sustainability matters, see “Item 1A. Risk Factors—Business Operations—Sustainability matters and conservation measures may adversely impact our business.”

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

Our access to capital may be impacted by climate risk policies. Financial institutions may adopt policies that have the effect of reducing the funding provided to the oil and natural gas industry, although this trend has generally been decreasing. To the extent implemented or pursued, such policies and commitments could lead to some lenders restricting access to capital for or divesting from certain industries or companies, including the oil and natural gas sector, or requiring that borrowers take additional steps to reduce their GHG emissions. While we cannot predict how or to what extent sustainable lending and investment practices may impact our operations, a material reduction in the capital available to the oil and natural gas industry could make it more difficult to secure funding for exploration, development, production, transportation and processing activities, which could impact our business and operations.

In addition, some states have adopted or are considering adopting laws requiring the disclosure of climate related risks. Lawsuits have been filed challenging the implementation of these laws, but we cannot predict the outcome of these suits at this time. Compliance with these laws, to the extent they are implemented and applicable to us, may result in additional costs related to disclosure requirements as well as increased costs of and restrictions on access to capital. Separately, enhanced climate-related disclosure requirements could lead to reputational or other harm and could also increase our litigation risks relating to statements alleged to have been made by us or others in our industry regarding climate risks, or in connection with any future disclosures we may make regarding reported emissions, particularly given the inherent uncertainties and estimations with respect to calculating and reporting GHG emissions.

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

Although we have not experienced any material adverse effect from compliance with environmental requirements, there is no assurance that this will continue. We did not have any material capital or other non-recurring expenditures in connection with complying with environmental laws or environmental remediation matters in 2025, nor do we anticipate that such expenditures will be material in 2026.

Human Capital

We believe that our employees and contractors are significant contributors to our success and the future success of our Company, which depends on our ability to attract, retain and motivate qualified personnel. The skills, experience and industry knowledge of key employees significantly benefit our operations and performance.

As of December 31, 2025, we had 632 full-time employees, including 47 in executive, finance, treasury, legal and administration, 37 in information technology, 19 in geology, 243 in production and operations, 184 in midstream and water, 53 in land and 49 in accounting and internal audit. Additionally, we utilize the services of independent contractors to perform various field and other services. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We consider our relations with our employees to be generally good.

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

The first of month prices for NYMEX Henry Hub natural gas ranged from a high of $4.42 per MMBtu to a low of $2.84 per MMBtu in 2025, and the calendar month average prices for NYMEX West Texas Intermediate crude oil ranged from a high of $75.10 per barrel to a low of $57.87 per barrel during the same period. Natural gas prices were substantially higher in 2025 than they were in 2024, while oil prices decreased substantially in 2025 as compared to 2024. The markets for these commodities have historically been volatile, and these markets will likely continue to be volatile in the future. In addition, the market price for natural gas in the Appalachian Basin continues to be lower relative to NYMEX Henry Hub as a result of the significant increases in the supply of natural gas in the Northeast region in recent years. NGLs are made up of ethane, propane, isobutane, normal butane and natural gasoline, all of which have different uses and different pricing characteristics, which adds further volatility to the pricing of NGLs. Due to the volatility of commodity prices, we are unable to predict future potential movements in the market prices for natural gas, oil and NGLs at our ultimate sales points and, thus, cannot predict the ultimate impact of prices on our operations.

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

To achieve more predictable cash flows and reduce our exposure to downward price fluctuations, we may enter into derivative contracts for a significant percentage of our expected production volumes. Assuming our 2026 production is the same as our production in 2025, approximately 42% of our total production is hedged through commodity derivatives. In addition, we have commodity derivative contracts in place for a portion of our 2027 production. Our current and potential future hedging activity may prevent us from realizing the near-term benefits of price increases above the levels of the hedges for the portion of our production that is hedged. If we choose not to engage in, or otherwise reduce our future use of, hedging arrangements or are unable to engage in hedging arrangements due to lack of acceptable counterparties, we may be more adversely affected by changes in commodity prices than our competitors who engage in hedging arrangements to a greater extent than we do. Conversely, hedging transactions may expose us to the risk of financial loss in certain circumstances, including instances in which:

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

As of December 31, 2025, 24% of our total estimated proved reserves were classified as proved undeveloped. Our 4.7 Tcfe of estimated proved undeveloped reserves will require an estimated $2.3 billion of development capital over the next five years. Moreover, the development of probable and possible reserves will require additional capital expenditures and such reserves are less certain to be recovered than proved reserves. Development of these undeveloped reserves may take longer and require higher levels of capital expenditures than we currently anticipate. Delays in the development of our reserves, increases in costs to drill and develop such reserves, or decreases in commodity prices will reduce the value of our estimated proved undeveloped reserves and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could require us to reclassify our proved undeveloped reserves as unproved reserves.

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

Approximately 45% of our net leasehold acreage is undeveloped, and that acreage may not ultimately be developed or become commercially productive, which could cause us to lose rights under our leases as well as have a material adverse effect on our oil and natural gas reserves and future production and, therefore, our future cash flow and income.

Approximately 45% of our net leasehold acreage is undeveloped, or acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves. We have proved undeveloped reserves of 294 Bcfe related to such acreage that is subject to renewal prior to drilling. In addition, 14% of our natural gas leases related to our Appalachian Basin acreage require us to drill wells that are commercially productive, and if we are unsuccessful in drilling such wells, we could lose our rights under such leases. Our future oil and gas reserves and production and, therefore, our future cash flow and income are highly dependent on successfully developing our undeveloped leasehold acreage. For more information on our future potential acreage expirations, see “Item 1. Business and Properties—Our Properties and Operations—Undeveloped Acreage Expirations.”

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

As of December 31, 2025, we had 1,279 identified potential horizontal well locations in our proved, probable and possible reserve base. As a result of the limitations described above, we may be unable to drill many of our potential well locations. In addition, we will require significant additional capital over a prolonged period to pursue the development of these locations, and we may not be able to obtain or generate the capital required to do so. Any drilling activities we are able to conduct on these potential locations may not be successful or result in our ability to add additional proved reserves to our overall proved reserves, or may result in a downward revision of our estimated proved reserves, which could have a material adverse effect on our future business and results of operations. For more information on our identified potential well locations, see “Item 1. Business and Properties—Our Properties and Operations—Estimated Proved Reserves—Identification of Potential Well Locations.”

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

Sustainability matters and conservation measures may adversely impact our business.

Stakeholder attention to climate risks, societal expectations on companies related to climate risks, investor, regulatory and societal expectations regarding voluntary and mandatory sustainability disclosures and consumer demand for alternative forms of energy may result in increased costs, reduced demand for our products, reduced profits, increased investigations and litigation, negative impacts on our stock price and reduced access to capital markets. Any increased attention to climate risks and environmental conservation, for example, may result in demand shifts for oil and natural gas products and additional governmental investigations and private litigation against us and, depending on the nature of the claims asserted and other factors, such liability could be imposed without regard to our causation of or contribution to the asserted damage, or to other mitigating factors.

Moreover, while we create and publish voluntary disclosures regarding sustainability matters from time to time, many of the statements in those voluntary disclosures are based on expectations and assumptions or hypothetical scenarios that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Mandatory sustainability-related disclosure is also evolving as an area where we may be, or may become, subject to required disclosures in certain jurisdictions, depending on our purported nexus to such jurisdictions and any such mandatory disclosures may similarly necessitate the use of hypothetical, projected or estimated data, some of which is not controlled by us and is inherently subject to imprecision. Disclosures reliant upon such expectations and assumptions or hypothetical scenarios are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established approach to identifying, measuring and reporting on many sustainability matters. In addition, we may announce various voluntary sustainability targets, including certain GHG emissions goals, and we could face unexpected material costs as a result of our efforts to maintain this goal and any future revisions to it. We continue to evaluate a range of technology and other measures, such as carbon offsets, that could assist with meeting this goal. Given uncertainties related to the use of emerging technologies, the state of markets for and the availability of verified carbon offsets, we cannot predict whether or not we will be able to timely meet these goals, if at all. A failure or a perception of failure (whether or not valid) to pursue, implement or adequately make progress against such sustainability strategies or achieve such sustainability goals or commitments could result in private litigation and damage to our reputation. In addition, while we may seek to purchase carbon offsets verified by reputable third parties, we cannot guarantee that any carbon offsets we purchase will achieve the GHG emission reductions represented, and we could face increased costs to purchase additional carbon offsets to cover any gap or loss, particularly if carbon offset markets face capacity constraints as a result of increased demand or heightened scrutiny of their methodologies. Moreover, certain stakeholders may object to the use of offsets generally or with respect to specific transactions we engage in as to any carbon reduction benefits we may claim resulting from such offsets. Furthermore, certain jurisdictions, including California, have instituted new laws that require disclosures related to voluntary carbon offsets and similar constructs. Disclosures under these regimes are novel and it is uncertain whether any disclosures we may make in connection therewith will satisfy the laws and may lead to uncertain consequences, such as private parties criticizing such projects, whether via litigation or otherwise. While we may participate in various voluntary frameworks and certification programs to improve the sustainability profile or transparency of our operations and products, we cannot guarantee that such participation or certification will have the intended results on our or our products’ sustainability profile. Also, despite any aspirational goals, we may receive pressure from investors, lenders or other groups to adopt more aggressive climate or other sustainability-related goals, but we cannot guarantee that we will be able to implement such goals in whole or in part because of potential costs or technical or operational obstacles.

Furthermore, our reputation, as well as our stakeholder relationships, could be adversely impacted as a result of, among other things, any failure to meet our sustainability plans or goals or stakeholder perceptions of certain statements made by us, others in our industry, our employees and executives, agents, or other third parties or public pressure from investors or policy groups to change our policies. Such statements with respect to sustainability matters are becoming increasingly subject to heightened scrutiny from public and governmental authorities, as well as other parties, related to the risk of potential “greenwashing,” i.e., misleading information or false claims overstating potential sustainability benefits. Additionally, certain employment practices and social initiatives are the subject of scrutiny by both those calling for the continued advancement of such policies, as well as those who believe they should be curbed, including government actors, and the complex regulatory and legal frameworks applicable to such initiatives continue to evolve. We cannot be certain of the impact of such regulatory, legal and other developments on our business. More recent political developments could mean that we face increasing criticism or litigation risks from certain “anti-ESG” parties, including various governmental agencies. Such sentiment may focus on our environmental commitments or our pursuit of certain employment practices or social initiatives that are alleged to be political or polarizing in nature or are alleged to violate laws based, in part, on changing priorities of, or interpretations by, federal agencies or state governments. Consideration of sustainability and social-related factors in our decision making could be subject to increasing scrutiny and objection from such anti-ESG parties. As a result, we may face increased litigation risks from private parties and governmental authorities related to our sustainability efforts. Moreover, any alleged claims of greenwashing against us or others in our industry may lead to negative sentiment towards our company or industry. To the extent that the Company is unable to respond timely and appropriately to any negative publicity, our reputation could be harmed. Damage to our overall reputation could have a negative impact on our financial results and require additional resources for the Company to rebuild its reputation.

In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings and proxy voting recommendations processes for evaluating companies on their approach to sustainability matters. Such ratings, proxy advisory services, and reports may be used by some investors to inform their investment and voting decisions. While such ratings do not impact all investors’ investments or voting decisions, unfavorable sustainability ratings and recent activism directed at shifting funding away from companies with energy-related assets could lead to increased negative investor sentiment toward us and our industry and to the diversion of investment to other industries, which could have a negative impact on our stock price and our access to and costs of capital. Also, certain institutional lenders may decide not to provide funding for oil and natural gas companies or the corresponding infrastructure projects based on climate related concerns, which could affect our access to capital for potential growth projects. Moreover, to the extent sustainability matters negatively impact our reputation, we may not be able to compete as effectively or recruit or retain employees, which may adversely affect our operations. Such sustainability matters may also impact Antero Midstream and our customers, which may adversely impact our business, financial condition or results of operations.

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

Our future success depends on whether we can identify optimal strategies for our business. In developing our 2025 business plan, we considered allocating capital and other resources to various aspects of our businesses, including well development, exploratory activities, corporate items, repayment of indebtedness and other alternatives. Notwithstanding the determinations made in the development of our 2026 plan, business opportunities not previously identified periodically come to our attention, including possible acquisitions and dispositions. If we fail to identify optimal business strategies, including the appropriate corporate structure or the appropriate rate of reserve development, or fail to optimize our capital investment and capital raising opportunities and to use our other resources to further our business strategies, our financial condition may be adversely affected. Moreover, economic or other circumstances may change from those contemplated by our 2026 plan, and our failure to recognize or respond to those changes may limit our ability to achieve our objectives.

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

Our producing properties are geographically concentrated in the Appalachian Basin in West Virginia and Ohio. As of December 31, 2025, all of our total estimated proved reserves were attributable to properties located in this area. As a result of this concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by, and costs associated with, governmental regulation, state and local political activities, processing or transportation capacity constraints, market limitations, availability of equipment and personnel, water shortages or other drought related conditions or interruption of the processing or transportation of natural gas, NGLs or oil.

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

Our principal exposures to credit risk are through receivables resulting from the sale of our natural gas, NGLs and oil production that we market to energy companies, end users, and refineries ($493 million as of December 31, 2025). We are also subject to credit risk due to concentration of receivables with several significant customers. The largest purchaser of our products during the year ended December 31, 2025 accounted for 9% of our product revenues. We do not require all of our customers to post collateral. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.

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

As described above, we enter into certain derivative instruments in the ordinary course operations of our business. Derivative instruments expose us to the risk of financial loss in some circumstances, including when there is an increase in the differential between the underlying price in the derivative instrument and actual prices received or when there are issues with regard to legal enforceability of such instruments. As of December 31, 2025, the estimated fair value of our total derivative assets was $81 million. Also, our hedging transactions expose us to risk of financial loss if a counterparty fails to perform under a derivative contract. Disruptions in the financial markets could lead to sudden decreases in a counterparty’s liquidity, which could make them unable to perform under the terms of the derivative contract and we may not be able to realize the benefit of the derivative contract.

Vendor Risks

We are required to pay fees to our service providers based on minimum volumes under long-term contracts regardless of actual volume throughput.

We have various firm transportation and gas processing, gathering and compression service agreements in place, each with minimum volume delivery commitments. Lower commodity prices may lead to reductions in our drilling and completion program, which may result in insufficient production to fully utilize our firm transportation and processing capacity. Our firm transportation agreements expire at various dates from 2027 to 2058 and our gas processing, gathering, and compression services agreements expire at various dates from 2032 to 2038. We are obligated to pay fees on minimum volumes to certain of our service providers regardless of actual volume throughput. In addition, FERC regulates interstate natural gas transportation rates, and terms and conditions of transportation service, which affects the marketing of the natural gas we produce, as well as the prices we receive for sales of our natural gas. Transportation rates on FERC-regulated pipelines are subject to change, and depending on the amount of any increase, such an increase in rates could have an adverse effect on our results of operations. As of December 31, 2025, our long-term contractual obligations under agreements with minimum volume commitments totaled $8.2 billion over the term of the contracts. If we have insufficient production to meet the minimum volumes or are otherwise unable to fulfill all or a portion of our volume commitments, our cash flow from operations will be reduced, which may require us to reduce or delay our planned investments and capital expenditures or seek alternative means of financing, all of which may have a material adverse effect on our results of operations.

Assuming 2026 production is unchanged from 2025 production, we estimate that we will incur annual net marketing costs of $0.02 per Mcfe to $0.05 per Mcfe in 2026 for unutilized transportation capacity depending on the amount of unutilized capacity that can be marketed to third parties or utilized to transport third-party gas and capture positive basis differentials. Additionally, our net marketing expense could increase depending on utilization of our transportation capacity based on future production and how much, if any, future excess transportation can be marketed to third parties.

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

Acquisitions, Divestitures and Takeovers

We may not achieve the intended benefits of the HG Acquisition, and the HG Acquisition may disrupt our existing plans or operations.

There can be no guarantee that we will be able to successfully integrate the assets and operations to be acquired in, or otherwise realize the expected benefits of, the HG Acquisition. Difficulties in integrating the assets acquired in the HG Acquisition may result in operational and other challenges, including the diversion of management’s attention from ongoing business concerns; the diversion of resources to integration processes; the retention of existing business and operational relationships, including customers, suppliers and other counterparties; the attraction of new business and operational relationships; the possibility of faulty assumptions underlying expectations regarding integration processes and associated expenses; the elimination of duplicative corporate or operational processes; as well as unanticipated issues in integrating certain systems, including internal controls over financial reporting and disclosure controls and procedures. An inability to realize the full extent of the intended benefits of the HG Acquisition, and any delays encountered in the integration process, could have an adverse effect on our revenues and level of expenses and results of operations. In addition, the integration may result in additional or unforeseen expenses. Although we expect the strategic benefits to offset incremental transaction-related costs over time, if we are not able to adequately and effectively address integration challenges, we may be unable to successfully integrate operations or realize anticipated benefits of the integration.

We may not complete the Utica Shale Divestiture within the anticipated timeframe or at all.

The completion of the Utica Shale Divestiture is subject to a number of conditions. The failure to satisfy all of the required conditions could delay the completion of the Utica Shale Divestiture for a significant period of time or prevent it from occurring at all. A delay in completing the Utica Shale Divestiture could cause us to realize some or all of the benefits later than we otherwise expect to realize them if the Utica Shale Divestiture were successfully completed within the anticipated timeframe, which could result in additional transaction costs or in other negative effects associated with uncertainty around completion of the divestiture.

Notwithstanding the due diligence investigation that we performed in connection with our entry into the definitive agreement to purchase HG Production, HG Production may have liabilities, losses or other exposures for which we do not have adequate insurance coverage or other protection.

While we performed due diligence on HG Production prior to our entry into the definitive agreement to purchase HG Production, we are dependent on the accuracy and completeness of statements and disclosures made or actions taken by HG Production and its representatives when conducting due diligence and evaluating the results of such due diligence. We do not control and may be unaware of activities of HG Production prior to the completion of the HG Acquisition, including intellectual property and other litigation, claims or disputes, information security vulnerabilities, violations of laws, policies, rules and regulations, commercial disputes, tax liabilities and other known and unknown liabilities.

With the consummation of the HG Acquisition, the liabilities of HG Production, including contingent liabilities, will be consolidated with our liabilities for purposes of financial reporting. HG Production may have unknown liabilities which we will be responsible for following the consummation of the HG Acquisition. If HG Production’s liabilities are greater than expected, or if there are obligations of HG Production of which we are not aware, our business could be materially and adversely affected. We do not have indemnification rights from the current owners of HG Production for defects and liabilities associated with the acquired assets and instead will rely on a limited representation and warranty insurance policy, which we have obtained. Such insurance is subject to exclusions, policy limits and certain other customary terms and conditions. If we are responsible for liabilities not covered by representation and warranty insurance, we could suffer consequences that could have a material adverse effect on our financial condition and results of operations.

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

The oil and gas industry is capital intensive. We make, and expect to continue to make, substantial capital expenditures for the exploration, development, production, and acquisition of oil and gas reserves. Our cash flow used in investing activities for 2025 included drilling and completion costs of $685 million and leasehold expenditures of $129 million. Our capital budget for 2026 is $1.1 billion to $1.3 billion and includes: $1.0 billion for drilling and completions, $100 million for leasehold expenditures and up to $200 million for discretionary growth capital that is dependent on commodity prices. Our capital budget reflects the closing of the HG Acquisition on February 3, 2026 and assumes the closing of the Utica Shale Divestiture during February 2026. We do not budget for acquisitions. We expect to fund these capital expenditures with cash generated by operations, and dividends from Antero Midstream, which we do not control the timing or amount of, if any; however, our financing needs may require us to alter or increase our capitalization substantially through the issuance of debt or equity securities or the sale of assets. The actual amount and timing of our future capital expenditures may differ materially from our capital budget as a result of, among other things, commodity prices, actual drilling results, the availability of drilling rigs and other services and equipment, and regulatory, technological, and competitive developments. A reduction in commodity prices from current levels may result in a decrease in our actual capital expenditures, which would negatively impact our ability to maintain production.

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

Our ability to make scheduled payments on, or to refinance, our indebtedness, including the Credit Facility, the Term Loan A Facility and our Senior Notes, depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the Senior Notes.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness, including the Credit Facility, the Term Loan A Facility or the Senior Notes. Our ability to restructure or refinance our indebtedness will depend on the condition of the capital and credit markets, including the markets for debt securities and credit facilities, and our financial condition at such time. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments, including the Credit Facility, the Term Loan A Facility and certain of the indentures governing our Senior Notes, may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness, could result in more onerous restrictions in our debt securities and facilities and may result in us having to post collateral with, or provide letters of credit to, certain transactional counterparties. In the absence of sufficient cash flows and capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our debt documents place certain restrictions on our ability to dispose of assets and our use of the proceeds from such disposition. We may not be able to consummate those dispositions and the proceeds of any such disposition may not be adequate to meet any debt service obligations then due. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

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

The Credit Facility and the Term Loan A Facility contain a number of significant covenants (in addition to covenants restricting the incurrence of additional indebtedness), including restrictive covenants that may limit our ability to, among other things:

●	merge, consolidate, liquidate or dissolve;
●	grant liens on our property;
●	incur certain indebtedness;
●	make dividend payments, distributions or equity repurchases; and
●	enter into material non-arms’-length transactions with our affiliates.

The indentures governing certain of our Senior Notes contain similar restrictive covenants as well as restrictive covenants that may limit our ability to sell assets and make investments. In addition, the Credit Facility and the Term Loan A Facility require us to maintain a ratio of total indebtedness to capitalization of 65% or less. These restrictions, together with those in the indentures governing our Senior Notes may also limit our ability to obtain future financings to withstand a future downturn in our business or the economy in general, or to otherwise conduct necessary corporate activities. We may also be prevented from taking advantage of business opportunities that arise because of the limitations that the restrictive covenants under the indentures governing our Senior Notes, the Credit Facility and the Term Loan A Facility impose on us.

A breach of any covenant in the Credit Facility or the Term Loan A Facility would result in a default under the relevant agreement after any applicable grace periods. A default, if not waived, could result in our inability to access loans under the Credit Facility or acceleration of the indebtedness outstanding under the Credit Facility or the Term Loan A Facility and in a default with respect to, and an acceleration of, the indebtedness outstanding under other debt agreements. The accelerated indebtedness would become immediately due and payable. If that occurs, we may not be able to make all of the required payments or borrow sufficient funds to refinance such indebtedness. Even if new financing were available at that time, it may not be on terms that are acceptable to us.

Increases in interest rates could adversely affect our business.

Our business and operating results can be harmed by factors such as the availability, terms of and cost of capital, increases in interest rates or a reduction in credit rating. These changes could cause our cost of doing business to increase, limit our ability to pursue acquisition opportunities, reduce cash flow used for drilling and place us at a competitive disadvantage. For example, during 2025, we had average outstanding borrowings under the Credit Facility of $276 million, and the impact of a 1.0% increase in interest rates on this amount of indebtedness would result in increased interest expense for that period of $3 million and a corresponding decrease in our cash flows and net income before the effects of income taxes. Furthermore, a downgrade to our credit rating would trigger certain obligations to deliver letters of credit to certain transactional counterparties, which would adversely impact our available liquidity, and likely result in more restrictive covenants being placed on our future indebtedness. Disruptions and volatility in the global financial markets may lead to a contraction in credit availability impacting our ability to finance our operations. A significant reduction in net cash provided by operating activities or the availability of credit could materially and adversely affect our ability to achieve our development plan and operating results.

Compliance with Regulations

Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing as well as governmental reviews of such activities could result in increased costs and additional operating restrictions or delays in the completion of oil and natural gas wells and adversely affect our production.

Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from low permeability subsurface rock formations. The hydraulic fracturing process involves the injection of water, sand and chemicals under pressure through a cased and cemented wellbore into targeted subsurface formations to fracture the surrounding rock and stimulate production. We regularly use hydraulic fracturing as part of our operations, as does most of the domestic oil and natural gas industry. Hydraulic fracturing typically is regulated by state oil and natural gas commissions, but the EPA has asserted federal regulatory authority pursuant to the SDWA over certain hydraulic fracturing activities.

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

Our oil and gas exploration, production, processing and transportation operations are subject to complex and stringent laws and regulations. To conduct our operations in compliance with these laws and regulations, we must obtain and maintain numerous permits, approvals and certificates from various federal, state and local governmental authorities. We may incur substantial costs to maintain compliance with these existing laws and regulations. In addition, our costs of compliance may increase if existing laws and regulations are revised or reinterpreted, or if new laws and regulations become applicable to our operations. For instance, there have been several recent developments regarding the National Environmental Policy Act (“NEPA”) regulatory regime. Most recently, following a Trump administration Executive Order, in February 2025, the White House’s Council on Environmental Quality (“CEQ”) released an interim final rule rescinding its regulations implementing NEPA. Federal agencies have begun the process of preparing their own new or updated NEPA-implementing rules or guidelines, with the first batch of updates released in July 2025. In May 2025, the Supreme Court issued an opinion in Seven County Infrastructure Coalition v. Eagle County emphasizing the “substantial judicial deference” that courts must grant agencies when considering NEPA challenges. In September 2025, CEQ issued new guidance to federal agencies implementing NEPA encouraging them to limit their NEPA reviews, rely more heavily on sponsor-prepared documents, and streamline the NEPA process. The impact of these developments remains unclear at this time, but any disruption in our ability to obtain permits could result in costs that could have a material adverse effect on our business, financial condition and results of operations.

Our business is subject to federal, state and local laws and regulations as interpreted and enforced by governmental authorities possessing jurisdiction over various aspects of the exploration for, and the production, processing and transportation of natural gas, NGLs and oil. While the Trump administration may make changes to President Biden’s environmental and climate change initiatives, we cannot predict what, when, or how the Trump administration may take actions to revise existing environmental laws or regulations, if at all, or the ultimate impact such changes may have on our business. For more information on these matters, see “Item 1. Business and Properties—Regulation of the Oil and Natural Gas Industry—Regulation of Environmental and Occupational Safety and Health Matters.” Failure to comply with such laws and regulations, including any evolving interpretation and enforcement by governmental authorities, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

In August 2022, President Biden signed the IRA 2022 into law. The IRA 2022 contains hundreds of billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles and supporting infrastructure and carbon capture and sequestration, amongst other provisions. However, on January 20, 2025, President Trump issued an Executive Order directing agencies to immediately pause the disbursement of funds appropriated through the IRA 2022. The full impact of this Executive Order and related administrative actions is uncertain at this time. In addition, the IRA 2022 imposed the first ever federal fee on the emission of greenhouse gases through a methane emissions charge. The IRA 2022 amended the federal Clean Air Act to impose a fee on the excess emission of methane from sources required to report their GHG emissions to the EPA, including those sources in the onshore petroleum and natural gas production and gathering and boosting source categories. On November 12, 2024, the EPA finalized the methane emissions charge rule, however, in February 2025, Congress repealed the rule under the Congressional Review Act. Additionally, under the OBBB, Congress delayed the implementation of the methane emissions charge until 2034. Compliance with the methane emissions charge and other air pollution control and permitting requirements could impose additional costs on our operations and further reduce demand for oil and natural gas. This could decrease demand for oil and gas and consequently adversely affect our business and results of operations. We cannot predict if the Trump administration and/or Congress may take further actions with respect to the IRA 2022 or the methane emissions charge, nor can we predict what, when, or how the new administration or Congress may take actions to rollback or otherwise revise existing laws, rules, or regulations or the ultimate impact such changes may have on our business or results of operations.

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

The federal regulation of methane from oil and gas facilities has been subject to substantial uncertainty in recent years. In December 2023, the EPA finalized more stringent methane rules for new, modified, and reconstructed facilities, known as OOOOb, as well as standards for existing sources for the first time ever, known as OOOOc. However, in March 2025, the EPA announced plans to reconsider OOOOb and OOOOc, in line with the Trump administration’s deregulatory agenda. Additionally, in November 2025, the EPA finalized an interim rule extending the compliance deadlines for certain provisions provided in OOOOb and OOOOc. Litigation challenging the EPA’s final interim rule extending such compliance deadlines for new and existing oil and gas sources remains pending. We cannot predict what additional actions the Trump administration may take or how they might affect our business or results of operations. However, failure to comply with these CAA requirements can result in the imposition of substantial fines and penalties as well as costly injunctive relief. Given the long-term trend toward increasing regulation, future federal GHG regulations of the oil and gas industry remain a possibility, and several states, including West Virginia and Ohio, have separately imposed or are considering imposing their own regulations on methane emissions from oil and gas production activities.

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

Additionally, companies in the oil and natural gas industry may be exposed to increasing financial risks. Financial institutions, including investment advisors and certain sovereign wealth, pension and endowment funds, may elect in the future to shift some or all of their investment into non-oil and natural gas related sectors. Certain institutional lenders who provide financing to fossil-fuel energy companies have also become more attentive to lending practices, and some of them may elect in future not to provide funding for oil and natural gas companies, although this trend has been decreasing. To the extent implemented or pursued, such policies and commitments could lead to some lenders restricting access to capital for or divesting from certain industries or companies, including the oil and natural gas sector, or requiring that borrowers take additional steps to reduce their GHG emissions. While we cannot predict how or to what extent sustainable lending and investment practices may impact our operations, a material reduction in the capital available to the oil and natural gas industry could make it more difficult to secure funding for exploration, development, production, transportation and processing activities, which could result in decreased demand for our products or otherwise adversely impact our financial performance.

In addition, some states have adopted or are considering adopting laws requiring the disclosure of climate related risks. Lawsuits have been filed challenging the implementation of these laws, but we cannot predict the outcome of these suits at this time. Compliance with these laws, to the extent they are implemented and applicable to us, may result in additional costs related to disclosure requirements as well as increased costs of and restrictions on access to capital. Separately, enhanced climate related disclosure requirements could lead to reputational or other harm and could also increase our litigation risks relating to statements alleged to have been made by us or others in our industry regarding climate risks, or in connection with any future disclosures we may make regarding reported emissions, particularly given the inherent uncertainties and estimations with respect to calculating and reporting GHG emissions.

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

We depend on the services of our senior management and technical personnel. We do not maintain, nor do we plan to obtain, any insurance against the loss of any of these individuals. The loss of the services of our senior management or technical personnel, including Michael N. Kennedy, our Chief Executive Officer and President, could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2025, we have U.S. federal and state NOL carryforwards of approximately $960 million and $1.9 billion, respectively, and U.S. federal tax credit carryforwards of $153 million. We have recorded a reserve for uncertain tax positions related to our U.S. federal tax credits of $51 million as of December 31, 2025. Some of the U.S. federal NOL carryforwards expire in 2037 while others have no expiration date. We expect to fully utilize our U.S. federal NOL carryforwards and U.S. federal tax credit carryforwards prior to expiration. The state NOL carryforwards expire at various dates from 2026 to 2044 while others have no expiration date. We do not expect to utilize certain of these NOL carryforwards due to changes in state tax law. Therefore, we have placed a valuation allowance against $1.2 billion of these state NOL carryforwards. These expectations are based upon assumptions we have made regarding, among other things, our income, capital expenditures and net working capital, and upon our NOL carryforwards not becoming subject to future limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), or otherwise.

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

From time to time, U.S. federal and state level legislation has been proposed that would, if enacted into law, make significant changes to tax laws, including to certain key U.S. federal and state income tax provisions currently applicable to natural gas and oil exploration and development companies. It is unclear whether any such changes will be enacted and, if enacted, how soon any such changes could take effect. Additionally, states in which we operate or own assets may impose new or increased taxes or fees on natural gas and oil extraction. The passage of any such legislation or other changes in tax laws or the imposition of new or increased taxes or fees on natural gas and oil extraction could increase our future tax liabilities and adversely affect our operating results and cash flows.

In addition, the IRA 2022 includes, among other things, a corporate alternative minimum tax (the “CAMT”). Under the CAMT, a 15% minimum tax will be imposed on certain financial statement income of “applicable corporations” in taxable years beginning after December 31, 2022. A corporation is generally an applicable corporation subject to CAMT in any taxable year following a taxable year in which the “average annual adjusted financial statement income” of the corporation and certain of its subsidiaries and affiliates exceeds $1 billion for a specified three taxable year period. We were not an applicable corporation subject to CAMT in 2025. Based on current commodity pricing, our interpretation of the CAMT and the IRA 2022 and a number of operational, economic, accounting and regulatory assumptions, we do not expect to become an applicable corporation subject to CAMT in the next three years. If we become an applicable corporation and our CAMT liability is greater than our regular U.S. federal income tax liability for any particular tax year, the CAMT liability would effectively accelerate our future U.S. federal income tax obligations, reducing our cash flows in that year, but provide an offsetting credit against our regular U.S. federal income tax liability in future tax years. As a result, our current expectation is that the impact of the CAMT is limited to potential timing differences in future tax years.

The U.S. Department of the Treasury and the Internal Revenue Service have released proposed regulations and other interpretive guidance relating to the CAMT. Any significant variance from our current interpretation of such regulations and interpretive guidance could result in a change in our analysis of the application of the CAMT to us and its impact on our operations and cash flows.

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

Our Vice President – IT, Biren Kumar, has more than 17 years of experience serving as a Chief Information Officer (“CIO”) or in similar roles, which have included responsibility for managing cybersecurity risk. Mr. Kumar was named Vice President – IT in

2024. Prior to joining Antero, he served as the CIO for several companies, including Dynegy Inc. from 2005 to 2011, Rockwater Energy Solutions Inc. from 2011 to 2014, KLX Inc. from 2014 to 2018 and KLX Energy Services Holdings, Inc. from 2018 to 2021. Mr. Kumar holds a Bachelor of Business Administration in Management Information Systems and a Master of Business Administration from the University of Houston.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

We have one class of common equity outstanding, our common stock, par value $0.01 per share. Our common stock is listed on the New York Stock Exchange and traded under the symbol “AR.” On February 6, 2026, our common stock was held by 98 holders of record. The number of holders does not include the shareholders for whom shares of our common stock are held in a “nominee” or “street” name.

Issuer Purchases of Equity Securities

The following table sets forth our share purchase activity for each period presented:

			Total Number	Approximate
			of Shares	Dollar Value
			Repurchased	of Shares
			as Part of	that May
	Total Number		Publicly	Yet be Purchased
	of Shares	Average Price	Announced	Under the Plan
Period	Purchased (1)	Paid Per Share	Plans	($ in thousands)
October 1, 2025 - October 31, 2025	77,515	$32.06	2,800	$914,497
November 1, 2025 - November 30, 2025	14,560	34.23	—	914,497
December 1, 2025 - December 31, 2025	—	—	—	914,497
Total	92,075	$32.40	2,800
(1)	The total number of shares purchased includes shares of our common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of equity awards held by our employees.

Share Repurchase Program

On February 15, 2022, our Board of Directors authorized a share repurchase program to opportunistically repurchase up to $1.0 billion of shares of our outstanding common stock. On October 25, 2022, our Board of Directors authorized a $1.0 billion increase to our share repurchase program to allow us to repurchase up to an aggregate of $2.0 billion of our outstanding common stock. Through December 31, 2025, we have repurchased and retired 32 million shares of our common stock through our share repurchase program at a total cost of $1.1 billion. The shares may be repurchased from time to time in open market transactions, through privately negotiated transactions or by other means in accordance with federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will be determined by us at our discretion and will depend on a variety of factors, including the market price of our common stock, general market and economic conditions and applicable legal requirements.

Dividend Restrictions

Our ability to pay dividends is governed by (i) the provisions of Delaware general corporation law, (ii) our Certificate of Incorporation and Bylaws, (iii) certain of the indentures relating to our Senior Notes, (iv) the Credit Facility and (v) the Term Loan A Facility. We have not paid or declared any dividends on our common stock. The amount and timing of future payment of cash dividends on our common stock, if any, is within the discretion of the Board of Directors and will depend on our earnings, capital requirements, financial condition and other relevant factors. There is no assurance that we will pay any cash dividends on our common stock.

Stock Performance Graph

The graph below shows the cumulative total shareholder return assuming the investment of $100 on December 31, 2020 in each of our common stock, the Standard & Poor’s 500 (“S&P 500”) Index, and the Dow Jones U.S. Oil & Gas Index. We believe the Dow Jones U.S. Oil & Gas Index is meaningful because it is an independent, objective view of the performance of similarly-sized energy companies.

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

Our Company

We have assembled a portfolio of long-lived properties that are characterized by what we believe to be high repeatability and low geologic risk. We focus on unconventional reservoirs, which can generally be characterized as fractured shale formations. Our management team has worked together for many years and has a successful track record of reserve and production growth as well as significant expertise in unconventional resource plays. Our strategy is to leverage our team’s experience delineating and developing natural gas resource plays to develop our reserves and production, primarily on our existing multi-year inventory of drilling locations in the Appalachian Basin. As of December 31, 2025, we held approximately 537,000 net acres in the Appalachian Basin. In addition, we estimate that approximately 168,000 net acres of our leasehold may be prospective for the slightly shallower Upper Devonian Shale.

As of December 31, 2025, our estimated proved reserves were 19.1 Tcfe, consisting of 11.8 Tcf of natural gas, 679 MMBbl of assumed recovered ethane, 529 MMBbl of C3+ NGLs and 23 MMBbl of oil. These reserve estimates have been prepared by our internal reserve engineers and management and audited by our independent reserve engineers. As of December 31, 2025, we had 1,279 potential horizontal well locations on our existing leasehold acreage that were classified as proved, probable and possible.

We have three reportable segments: exploration and production, our equity method investment in Antero Midstream and marketing. All of our operations are conducted in the United States. See Note 17—Reportable Segments to our consolidated financial statements for additional information.

HG Acquisition

On December 5, 2025, we entered into a definitive agreement to acquire 100% of the issued and outstanding equity interests of HG Production from HG Energy for total cash consideration of $2.8 billion, subject to the terms and conditions thereof. The HG Acquisition includes approximately 385,000 net acres in the core of the Marcellus Shale in West Virginia. Pursuant to the same agreement, Antero Midstream Partners agreed to acquire 100% of the issued and outstanding equity interests of HG Midstream from HG Energy for cash consideration of $1.1 billion, subject to the terms and conditions thereof. The HG Midstream Acquisition includes gathering pipelines and integrated water handling assets in the core of the Marcellus Shale in West Virginia. These acquisitions closed on February 3, 2026. The HG Acquisition was funded with borrowings under the Term Loan A Facility, net proceeds of the 2036 Notes (as defined below), borrowings under the Credit Facility and restricted cash. See Note 3—Transactions to our consolidated financial statements for additional information. We intend to make certain modifications to our existing commercial arrangements with Antero Midstream to provide for on-pad compression with respect to certain wells and to provide a transition period through 2026 before certain water services would be provided under the existing agreements with Antero Midstream.

Utica Shale Divestiture

On December 5, 2025, we entered into a definitive agreement with the Buyer Parties to sell our Utica Shale Properties for aggregate cash consideration of $800 million, subject to the terms and conditions thereof. The Utica Shale Properties include approximately 80,000 gross (70,000 net) acres located in Ohio and proved reserves of approximately 600 Bcfe as of December 31, 2025. The Utica Shale Divestiture is expected to close in February 2026, subject to the satisfaction of certain customary closing conditions. The net proceeds from the Utica Shale Divestiture are expected to be used for the repayment of long-term debt. See Note 3—Transactions to our consolidated financial statements for additional information.

Financing Highlights

Credit Facility Maturity Date Extension

Effective July 30, 2025, we obtained the consent of each of the lenders under our Unsecured Credit Facility to extend the Maturity Date from July 30, 2029 to July 30, 2030. The terms of the Unsecured Credit Facility otherwise remain unchanged. Under the terms of the Unsecured Credit Facility, we may request two one-year extensions of the Maturity Date, subject to the satisfaction of certain conditions. This is the first such extension. See Note 7—Long-Term Debt to our consolidated financial statements for additional information.

Issuance of the 2036 Senior Notes

On January 28, 2026, we issued $750 million of 5.400% senior notes due February 1, 2036 (the “2036 Notes”) at a price of 99.869% of par. The 2036 Notes are unsecured and rank pari passu to our Unsecured Credit Facility and Term Loan A Facility and other outstanding senior notes. The 2036 Notes are not guaranteed by any of our subsidiaries. The net proceeds from this offering were used to partially fund the HG Acquisition. See Note 3—Transactions and Note 7—Long-Term Debt to our consolidated financial statements for additional information.

Notice of Redemption of 2029 Notes

On February 9, 2026, we notified the holders of our 7.625% senior notes due February 1, 2029 (the “2029 Notes”) of our intent to redeem all $365 million aggregate principal amount of our 2029 Notes on February 24, 2026, subject to certain conditions, including the closing of the Utica Shale Divestiture, at a redemption price of 101.271%, plus accrued and unpaid interest.

Term Loan A

On February 3, 2026, substantially concurrently with the consummation of the HG Acquisition, we entered into an unsecured three year term loan facility in an aggregate principal amount of $1.5 billion with the Royal Bank of Canada, RBC Capital Markets and JPMorgan Chase Bank, N.A. (collectively, the “Banks”). Borrowings are unsecured and are not guaranteed by any of our subsidiaries. On February 3, 2026, we borrowed $1.5 billion in a single borrowing to partially fund the HG Acquisition. The Term Loan A Facility is scheduled to mature on February 3, 2029. See Note 3—Transactions and See Note 7—Long-Term Debt to our consolidated financial statements for additional information.

Debt Repurchase Program

During the year ended December 31, 2025, we redeemed the remaining $97 million aggregate principal amount of our 8.375% senior notes due July 15, 2026 (the “2026 Notes”) at a redemption price of 102.094% of the principal amount thereof, plus accrued and unpaid interest. In addition, we repurchased $42 million aggregate principal amount of our 2029 Notes through open market transactions at a weighted average price of approximately 103% of the principal amount thereof, plus accrued and unpaid interest. See Note 7—Long-Term Debt to our consolidated financial statements for additional information.

Share Repurchase Program

During 2022, our Board of Directors authorized a share repurchase program that allows us to repurchase up to $2.0 billion of outstanding common stock. Through our share repurchase program, during the year ended December 31, 2025, we repurchased and retired approximately 4 million shares of our common stock at a total cost of $136 million. As of December 31, 2025, we have approximately $914 million of capacity remaining under our share repurchase program. The shares may be repurchased from time to time in open market transactions, through privately negotiated transactions or by other means in accordance with federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will be determined by us at our discretion and will depend on a variety of factors, including the market price of our common stock, general market and economic conditions and applicable legal requirements.

Market Conditions and Business Trends

Commodity Markets

Prices for natural gas, NGLs and oil that we produce significantly impact our revenues and cash flows. Benchmark prices for natural gas and ethane increased significantly, while benchmark prices for C3+ NGLs and oil decreased, during the year ended December 31, 2025 as compared to the year ended December 31, 2024. As a result of the higher benchmark natural gas and ethane prices during the year ended December 31, 2025, we experienced an increase in price realization for natural gas and ethane products, partially offset by the effects of decreased benchmark NGLs and oil prices as compared to the year ended December 31, 2024. We monitor the economic factors that impact natural gas, NGLs and oil prices, including domestic and foreign supply and demand indicators, domestic and foreign commodity inventories, the actions of Organization of Petroleum Exporting Countries and other large producing nations and the current conflicts in Ukraine, Venezuela and in the Middle East, among others. In the current economic environment, we expect that commodity prices for some or all of the commodities we produce could remain volatile. This volatility is beyond our control and may adversely impact our business, financial condition, results of operations and future cash flows. However, we use derivative instruments when circumstances warrant to manage our exposure to commodity price risk. See “—Hedge Position” and Note 11—Derivative Instruments to our consolidated financial statements for additional information on our derivative instruments.

The following table details the average benchmark natural gas, NGLs and oil prices:

	Year Ended December 31,
	2024	2025
Henry Hub ($/Mcf) (1)	$2.27	3.43
Mont Belvieu Ethane ($/Bbl) (2)	8.00	10.61
Mont Belvieu C3+ NGLs ($/Bbl) (3)	40.82	37.93
West Texas Intermediate ($/Bbl) (4)	75.72	64.81
(1)	NYMEX first of month average natural gas price.
(2)	ICE settlement ethane OPIS futures average price for the front month contract as published on the last trading day of the month.
(3)	ICE settlement propane, isobutane, normal butane and natural gasoline OPIS futures average price for the front month contract as published on the last trading day of the month. Propane and isobutane reflect TET prices, and normal butane and natural gasoline reflect non-TET prices. Propane, isobutane, normal butane and natural gasoline futures prices are weighted to approximate Antero Resources’ average C3+ NGLs composition.
(4)	NYMEX calendar month average settled futures price.

Hedge Position

Antero Resources

We are exposed to certain commodity price risks relating to our ongoing business operations, and we use derivative instruments when circumstances warrant to manage such risks. In addition, we periodically enter into contracts that contain embedded features that are required to be bifurcated and accounted for separately as derivatives. For the years ended December 31, 2024 and 2025, 4% and 8%, respectively, of our production was hedged through commodity derivatives. Assuming our 2026 production is the same as our production in 2025, approximately 42% of our total production is hedged through commodity derivatives. In addition, we also have derivative contracts in place for a portion of our 2027 production. As of December 31, 2025, the estimated fair value of our commodity derivative contracts was a net asset of $81 million. See Note 11—Derivative Instruments to our consolidated financial statements for additional information.

Martica

Our consolidated VIE, Martica, previously maintained a portfolio of fixed swap natural gas, NGLs and oil derivatives for the benefit of the noncontrolling interests in Martica. As such, all gains and losses attributable to Martica’s derivative portfolio were fully attributable to the noncontrolling interests in Martica. During the three months ended March 31, 2025, all of Martica’s derivative contracts expired. As of December 31, 2025, Martica had no derivative instruments. See Note 11—Derivative Instruments to our consolidated financial statements for additional information.

Economic Indicators

The economy experienced elevated inflation levels as a result of global supply and demand imbalances, where global demand outpaced supplies beginning in 2021 and continuing through 2024. In order to manage the inflation risk present in the United States’ economy, the Federal Reserve utilized monetary policy in the form of interest rate increases beginning in 2022 in an effort to bring the inflation rate in line with its stated goal of 2% on a long-term basis. Between 2022 and 2023, the Federal Reserve increased the federal funds interest rate by 5.25%. During the second half of 2024, inflation rates began to approach the Federal Reserve’s stated goal of 2%, and the Federal Reserve decreased the federal funds rate by 1.75% in 2024 and 2025. While inflationary pressures in the United States’ economy have begun to subside, it is uncertain what impact recent tariff activity by the United States and foreign governments will have on inflation. See “—Results of Operations” for additional information.

The economy also continues to be impacted by the effects of global events. These events have often caused global supply chain disruptions with additional pressure due to trade sanctions, tariffs, other global trade restrictions and conflicts, including those in the Middle East, Iran and Venezuela, among others. While our supply chain has not experienced any significant interruptions as a result of such events, there can be no assurance that we will not experience interruptions in the future.

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

Sources of Our Revenues

●	Natural gas, NGLs and oil sale revenues. Our revenues are primarily derived from the sale of natural gas and oil production, as well as the sale of NGLs that are extracted from our natural gas during processing. Our production is entirely from within the continental United States; however, some of our production revenues are attributable to customers who export our products. During 2024 and 2025, our production revenues were comprised of 44% and 57%, respectively, from the sale of natural gas and 56% and 43%, respectively, from the sale of NGLs and oil. Natural gas, NGLs and oil prices are inherently volatile and are influenced by many factors outside of our control. All of our production is derived from natural gas wells, some of which also produce NGLs which are extracted through processing, and oil.
●	Commodity derivatives. We utilize derivative instruments to hedge future sales prices for our production when circumstances warrant. We currently utilize call and embedded put options, basis swap contracts that hedge the difference between the NYMEX index price and a local index price, collar contracts and fixed price contracts for a portion of our natural gas in which we receive or pay the difference between a fixed price and the variable market price received. Assuming our 2026 production is the same as our production in 2025, approximately 42% of our total production for 2026 is hedged through commodity derivatives. In addition, we have derivative contracts in place for a portion of our 2027 production. See Note 11—Derivative Instruments to our consolidated financial statements for additional information. At the end of each accounting period, we estimate the fair value of these derivative instruments, and because we have not elected hedge accounting, we recognize changes in the fair value of these derivative instruments in earnings. We expect continued volatility in the prices we receive for our production and the fair value of our derivative instruments.
●	Marketing revenues. Marketing revenues are primarily derived from activities to purchase and sell third-party natural gas and NGLs and to market excess firm transportation capacity to third parties.
●	Gathering, compression and water handling revenues. Gathering, compression and water handling revenues are derived from our ownership interest in Antero Midstream.

Principal Components of Our Cost Structure

●	Lease operating expenses. These are the operating costs incurred to maintain our production. Such costs include produced water hauling, water handling, water disposal, and labor-related costs to monitor producing wells, maintenance, repairs and workover expenses. Cost levels for these expenses can vary based on the volume of water produced, supply and demand for oilfield services, activity levels, and other factors.
●	Gathering, compression, processing and transportation. These costs include the fees paid to Antero Midstream and other third parties who operate low and high pressure gathering and compression systems that transport our gas. They also include costs to process and extract NGLs from our liquids-rich gas and to transport our natural gas, NGLs and oil to market. We often enter into fixed price long-term contracts that secure transportation and processing capacity, which may include minimum volume commitments, the cost for which is included in these expenses to the extent that they are not associated with excess capacity. Costs associated with excess capacity are included in marketing expenses.
●	Water handling. Water handling expenses relate to the direct operating costs attributable to fresh water and other fluid handling services.
●	Production and ad valorem taxes. Production and ad valorem taxes consist of severance and ad valorem taxes. Severance taxes are paid on produced natural gas and oil based on a percentage of sales prices, which exclude the effects of our derivative instruments, or at fixed per-unit rates established by state authorities. Ad valorem taxes are paid based on the value of our reserves as well as the value of property and equipment.
●	Marketing expenses. We purchase and sell third-party natural gas and NGLs and market our excess capacity under long-term contracts. Marketing costs include the cost of purchased third-party natural gas and NGLs. We also classify firm transportation costs related to capacity contracted for in advance of having sufficient production and infrastructure to fully utilize this excess capacity as marketing expenses, because we market this excess capacity to third parties. We enter into long-term firm transportation agreements for a significant portion of our current and expected future production in order to secure capacity on major pipelines.
●	Exploration expenses. These are primarily costs related to unsuccessful leasing efforts, as well as geological and geophysical costs, including seismic costs, costs of unsuccessful exploratory dry holes and costs of other exploratory activities.
●	Impairment of property and equipment. These costs include impairment and costs associated with lease expirations, impairment of design and initial costs related to pads that are no longer planned to be placed into service and impairment of proved properties due to lower future commodity prices. We charge impairment expense for expired or soon-to-be expired leases when we determine they are impaired based on factors such as remaining lease terms, reservoir performance, commodity price outlooks and future plans to develop the acreage. We record impairment charges for proved properties on a geological reservoir basis when events or changes in circumstances indicate that a property’s carrying amount may not be recoverable. We also record impairment charges for other property and equipment when events or changes in circumstances indicate that the carrying amount of such property and/or equipment may not be recoverable.
●	Depletion, depreciation and amortization. DD&A includes the systematic expensing of the capitalized costs incurred to acquire, explore and develop natural gas, NGLs and oil. As a successful efforts company, we capitalize all costs associated with our acquisition and development efforts and all successful exploration efforts and allocate these costs using the units of production method. Depreciation is computed over an asset’s estimated useful life using the straight-line basis.
●	General and administrative expense. These costs include overhead, including payroll and benefits for our staff, costs of maintaining our headquarters, costs of managing our production and development operations, audit and other professional fees, insurance, legal expenses and other administrative expenses. General and administrative expense also includes noncash equity-based compensation expense. See Note 9—Equity-Based Compensation to our consolidated financial statements for additional information.
●	Interest expense. We finance a portion of our capital expenditures, working capital requirements and acquisitions with borrowings under our Credit Facility, which has a variable rate of interest based on the Adjusted Term SOFR Rate, the Adjusted Daily Simple SOFR (collectively, “SOFR”) or the Alternate Base Rate, in each case, plus an Applicable Rate (each term as defined in the Credit Facility). As of December 31, 2024 and 2025, we had an outstanding balance on the Credit Facility of $393 million and $439 million, respectively, with a weighted average interest rate of 5.9% and 5.3%, respectively. As a result, we incur substantial interest expense that is affected by both fluctuations in interest rates and our financing decisions. As of December 31, 2024 and 2025, we had fixed interest rates on our Senior Notes ranging from 5.375% to 8.375% and 5.375% to 7.625%, respectively, with an aggregate principal balance of $1.1 billion and $1.0 billion, respectively. See Note 7—Long-Term Debt to our consolidated financial statements for additional information.
●	Income tax (expense) benefit. We are subject to U.S. federal and state income taxes, but we are currently not in a cash tax paying position with respect to U.S. federal income taxes. The difference between our financial statement income tax (expense) benefit and our current U.S. federal income tax liability is primarily due to the differences in the tax and financial statement treatment of oil and gas properties, the effects of noncontrolling interests, the deferral of unsettled commodity derivative gains and losses for tax purposes until they are settled and research and development (“R&D”) tax credits. We have recorded deferred income tax expense to the extent our deferred income tax liabilities exceed our deferred income tax assets. We record a deferred income tax benefit to the extent our deferred income tax assets exceed our deferred income tax liabilities. See Note 13—Income Taxes to our consolidated financial statements for additional information.

Results of Operations

We have three reportable segments: exploration and production, our equity method investment in Antero Midstream and marketing. Revenues from Antero Midstream’s operations were primarily derived from intersegment transactions for services provided to our exploration and production operations by Antero Midstream. All intersegment transactions were eliminated upon consolidation, including revenues from water handling services provided by Antero Midstream, which we capitalized as proved property development costs. Marketing revenues are primarily derived from activities to purchase and sell third-party natural gas and NGLs and to market and utilize excess firm transportation capacity. See Note 17—Reportable Segments to our consolidated financial statements for additional information.

Year Ended December 31, 2024 Compared to Year Ended December 31, 2025

The operating results of our reportable segments were as follows (in thousands):

	Year Ended December 31, 2024
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream (1)	Affiliate	Total
Revenue and other:
Natural gas sales	$1,818,297	—	—	—	1,818,297
Natural gas liquids sales	2,066,975	—	—	—	2,066,975
Oil sales	230,027	—	—	—	230,027
Commodity derivative fair value gains	731	—	—	—	731
Gathering, compression and water handling	—	—	1,106,193	(1,106,193)	—
Marketing	—	179,069	—	—	179,069
Amortization of deferred revenue, VPP	27,101	—	—	—	27,101
Other revenue and income	3,396	—	—	—	3,396
Total revenue	4,146,527	179,069	1,106,193	(1,106,193)	4,325,596

Operating expenses:
Lease operating	118,693	—	—	—	118,693
Gathering and compression	897,160	—	103,053	(103,053)	897,160
Processing	1,069,887	—	—	—	1,069,887
Transportation	735,883	—	—	—	735,883
Water handling	—	—	114,923	(114,923)	—
Production and ad valorem taxes	207,671	—	—	—	207,671
Marketing	—	244,906	—	—	244,906
Exploration	2,618	—	—	—	2,618
General and administrative (excluding equity-based compensation)	162,876	—	41,754	(41,754)	162,876
Equity-based compensation	66,462	—	44,332	(44,332)	66,462
Depletion, depreciation and amortization	762,068	—	140,000	(140,000)	762,068
Impairment of property and equipment	47,433	—	332	(332)	47,433
Accretion of asset retirement obligations	3,759	—	—	—	3,759
Loss on sale of assets	862	—	—	—	862
Contract termination, loss contingency, settlements and other operating expenses	4,858	—	2,633	(2,633)	4,858
Total operating expenses	4,080,230	244,906	447,027	(447,027)	4,325,136
Operating income (loss)	$66,297	(65,837)	659,166	(659,166)	460

Equity in earnings of unconsolidated affiliates	$93,787	—	110,573	(110,573)	93,787
(1)	Amounts reflect those recorded in Antero Midstream Corporation’s consolidated financial statements.

	Year Ended December 31, 2025
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream (1)	Affiliate	Total
Revenue and other:
Natural gas sales	$2,873,241	—	—	—	2,873,241
Natural gas liquids sales	1,986,840	—	—	—	1,986,840
Oil sales	150,158	—	—	—	150,158
Commodity derivative fair value gains	111,049	—	—	—	111,049
Gathering, compression and water handling	—	—	1,188,426	(1,188,426)	—
Marketing	—	125,900	—	—	125,900
Amortization of deferred revenue, VPP	25,264	—	—	—	25,264
Other revenue and income	3,371	—	—	—	3,371
Total revenue	5,149,923	125,900	1,188,426	(1,188,426)	5,275,823

Operating expenses:
Lease operating	135,124	—	—	—	135,124
Gathering and compression	946,900	—	107,846	(107,846)	946,900
Processing	1,125,358	—	—	—	1,125,358
Transportation	785,168	—	—	—	785,168
Water handling	—	—	124,064	(124,064)	—
Production and ad valorem taxes	163,135	—	—	—	163,135
Marketing	—	190,206	—	—	190,206
Exploration	2,990	—	—	—	2,990
General and administrative (excluding equity-based compensation)	171,714	—	41,976	(41,976)	171,714
Equity-based compensation	60,812	—	45,958	(45,958)	60,812
Depletion, depreciation and amortization	749,675	—	134,310	(134,310)	749,675
Impairment of property and equipment	29,358	—	984	(984)	29,358
Accretion of asset retirement obligations	3,892	—	—	—	3,892
Gain on sale of assets	(266)	—	—	—	(266)
Loss on long-lived assets	—	—	86,626	(86,626)	—
Contract termination, loss contingency, settlements and other operating expenses	28,111	—	1,993	(1,993)	28,111
Total operating expenses	4,201,971	190,206	543,757	(543,757)	4,392,177
Operating income (loss)	$947,952	(64,306)	644,669	(644,669)	883,646

Equity in earnings of unconsolidated affiliates	$98,484	—	116,439	(116,439)	98,484
(1)	Amounts reflect those recorded in Antero Midstream Corporation’s consolidated financial statements.

Exploration and Production Segment

The following table sets forth selected operating data of the exploration and production segment:

	Year Ended		Amount of
	December 31,		Increase	Percent
	2024	2025	(Decrease)	Change
Production data (1) (2):
Natural gas (Bcf)	793	808	15	2%
C2 Ethane (MBbl)	30,391	29,842	(549)	(2)%
C3+ NGLs (MBbl)	42,434	42,010	(424)	(1)%
Oil (MBbl)	3,693	2,899	(794)	(22)%
Combined (Bcfe)	1,252	1,256	4	*
Daily combined production (MMcfe/d)	3,421	3,442	21	1%
Average prices before effects of derivative settlements (3):
Natural gas (per Mcf)	$2.29	3.56	1.27	55%
C2 Ethane (per Bbl) (4)	$9.05	11.91	2.86	32%
C3+ NGLs (per Bbl)	$42.23	38.83	(3.40)	(8)%
Oil (per Bbl)	$62.29	51.80	(10.49)	(17)%
Weighted Average Combined (per Mcfe)	$3.29	3.99	0.70	21%
Average realized prices after effects of derivative settlements (3):
Natural gas (per Mcf)	$2.30	3.54	1.24	54%
C2 Ethane (per Bbl) (4)	$9.05	11.91	2.86	32%
C3+ NGLs (per Bbl)	$42.36	38.83	(3.53)	(8)%
Oil (per Bbl)	$62.15	51.76	(10.39)	(17)%
Weighted Average Combined (per Mcfe)	$3.30	3.97	0.67	20%
Average costs (per Mcfe):
Lease operating	$0.09	0.11	0.02	22%
Gathering and compression	$0.72	0.75	0.03	4%
Processing	$0.85	0.90	0.05	6%
Transportation	$0.59	0.62	0.03	5%
Production and ad valorem taxes	$0.17	0.13	(0.04)	(24)%
Marketing expense, net	$0.05	0.05	—	*
General and administrative (excluding equity-based compensation)	$0.13	0.14	0.01	8%
Depletion, depreciation, amortization and accretion	$0.61	0.60	(0.01)	(2)%

*Not meaningful

(1)	Production data excludes volumes related to the VPP.
(2)	Oil and NGLs production was converted at 6 Mcf per Bbl to calculate total Bcfe production and per Mcfe amounts. This ratio is an estimate of the equivalent energy content of the products and may not reflect their relative economic value.
(3)	Average prices reflect the before and after effects of our settled commodity derivatives. Our calculation of such after effects includes gains (losses) on settlements of commodity derivatives, which do not qualify for hedge accounting because we do not designate or document them as hedges for accounting purposes.
(4)	The average realized price for the years ended December 31, 2024 and 2025 includes $2 million and $1 million, respectively, of proceeds related to a take-or-pay contract. Excluding the effect of these proceeds, the average realized price for ethane before and after the effects of derivatives for the years ended December 31, 2024 and 2025 would have been $8.99 per Bbl and $11.88 per Bbl, respectively.

Natural gas sales. Revenues from sales of natural gas increased from $1.8 billion for the year ended December 31, 2024 to $2.9 billion for the year ended December 31, 2025, an increase of $1.1 billion, or 58%. Higher commodity prices (excluding the effects of derivative settlements) during the year ended December 31, 2025 accounted for an approximate $1.0 billion increase in year-over-year natural gas sales revenue (calculated as the change in the year-to-year average price times current year production volumes). Higher natural gas production volumes accounted for an approximate $34 million increase in year-over-year natural gas sales revenue (calculated as the change in year-to-year volumes times the prior year average price).

NGLs sales. Revenues from sales of NGLs decreased from $2.1 billion for the year ended December 31, 2024 to $2.0 billion for the year ended December 31, 2025, a decrease of $0.1 billion, or 4%. Lower C3+ NGLs commodity prices (excluding the effects of derivative settlements) during the year ended December 31, 2025 accounted for an approximate $143 million decrease in year-over-year NGLs revenues (calculated as the change in the year-to-year average price times current year production volumes), partially offset by higher ethane commodity prices during the year ended December 31, 2025 that accounted for an approximate $85 million increase in year-over-year NGLs revenues (calculated as the change in the year-to-year average price times current year production volumes). Lower NGLs production volumes during the year ended December 31, 2025 accounted for an approximate $23 million decrease in year-over-year NGLs revenues (calculated as the change in year-to-year volumes times the prior year average price).

Oil sales. Revenues from sale of oil decreased from $230 million for the year ended December 31, 2024 to $150 million for the year ended December 31, 2025, a decrease of $80 million, or 35%. Lower oil production volumes during the year ended December 31, 2025 accounted for an approximate $50 million decrease in year-over-year oil revenues (calculated as the change in year-to-year volumes times the prior year average price). Lower oil prices for the year ended December 31, 2025 (excluding the effects of derivative settlements) accounted for an approximate $30 million decrease in year-over-year oil revenues (calculated as the change in the year-to-year average price times current year production volumes).

Commodity derivative fair value gains. Our commodity derivatives included fixed price swap contracts, swaptions, basis swap contracts, call options and embedded put options. Because we do not designate these derivatives as accounting hedges, they do not receive hedge accounting treatment. Consequently, all mark-to-market gains or losses, as well as cash receipts or payments on settled derivative instruments, are recognized in our statements of operations and comprehensive income. For the years ended December 31, 2024 and 2025, our commodity hedges resulted in derivative fair value gains of $1 million and $111 million, respectively. For the year ended December 31, 2024, commodity derivative fair value gains included $10 million of net cash proceeds for settled derivative gains. For the year ended December 31, 2025, commodity derivative fair value gains included $17 million of net cash payments for settled derivative losses.

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

Amortization of deferred revenue, VPP. Amortization of deferred revenues associated with the VPP decreased from $27 million for the year ended December 31, 2024 to $25 million for the year ended December 31, 2025, a decrease of $2 million or 7%, primarily due to lower production volumes attributable to the VPP properties between periods. Amortization of the deferred revenues associated with the VPP are recognized as the production volumes are delivered at $1.61 per MMBtu over the contractual term.

Lease operating expense. Lease operating expense increased from $119 million, or $0.09 per Mcfe, for the year ended December 31, 2024 to $135 million, or $0.11 per Mcfe, for the year ended December 31, 2025, an increase of $16 million primarily due to increased produced water volumes and trucking and disposal costs as a result of our completion activity timing during the year ended December 31, 2025, as well as higher oilfield service and workover costs between periods.

Gathering, compression, processing and transportation expense. Gathering, compression, processing and transportation expense increased from $2.7 billion for the year ended December 31, 2024 to $2.9 billion for the year ended December 31, 2025, an increase of $0.2 billion, or 6%. This fluctuation was primarily a result of the following:

●	Gathering and compression costs on a per unit basis increased from $0.72 per Mcfe for the year ended December 31, 2024 to $0.75 per Mcfe for the year ended December 31, 2025, primarily due to increased fuel costs as a result of higher natural gas prices and annual CPI-based adjustments between periods.
●	Processing costs on a per unit basis increased from $0.85 per Mcfe for the year ended December 31, 2024 to $0.90 per Mcfe for the year ended December 31, 2025, primarily due to increased costs for NGLs processing and transportation, which includes an annual CPI-based adjustment during the first quarter of 2025, and higher NGLs transportation fees between periods.
●	Transportation costs on a per unit basis increased from $0.59 per Mcfe for the year ended December 31, 2024 to $0.62 per Mcfe for the year ended December 31, 2025, primarily due to higher fuel costs as a result of higher natural gas prices between periods and higher demand fees for certain pipelines during the year ended December 31, 2025.

Production and ad valorem tax expense. Production and ad valorem taxes decreased from $208 million for the year ended December 31, 2024 to $163 million for the year ended December 31, 2025, a decrease of $45 million or 21%, primarily due to lower ad valorem taxes of $115 million between periods, partially offset by higher severance taxes of $70 million as a result of increased natural gas prices during the year ended December 31, 2025. Production and ad valorem taxes as a percentage of natural gas revenues decreased from 11% for the year ended December 31, 2024 to 6% for the year ended December 31, 2025, primarily as a result of lower ad valorem taxes between periods. West Virginia ad valorem taxes in 2024 were based on commodity prices during 2022, and West Virginia ad valorem taxes in 2025 are based on commodity prices during 2023.

General and administrative expense. General and administrative expense (excluding equity-based compensation expense) increased from $163 million for the year ended December 31, 2024 to $172 million for the year ended December 31, 2025, an increase of $9 million, or 5%, primarily due to higher professional service fees and increased salary and wage expense as a result of increased employee headcount between periods. We had 616 and 632 employees as of December 31, 2024 and 2025, respectively. General and administrative expense on a per unit basis (excluding equity-based compensation) increased from $0.13 per Mcfe for the year ended December 31, 2024 to $0.14 per Mcfe for the year ended December 31, 2025 primarily as a result of higher overall costs between periods.

Equity-based compensation expense. Non-cash equity-based compensation expense decreased from $66 million for the year ended December 31, 2024 to $61 million for the year ended December 31, 2025, a decrease of $5 million or 9%. This decrease was primarily due to lower performance share unit (“PSU”) award grants between periods. See Note 9—Equity-Based Compensation to our consolidated financial statements for additional information.

Depletion, depreciation and amortization expense. DD&A expense decreased from $762 million for the year ended December 31, 2024 to $750 million for the year ended December 31, 2025, a decrease of $12 million or 2%, primarily as a result of increased proved reserve volumes due to higher commodity prices. DD&A expense per Mcfe remained relatively consistent for the years ended December 31, 2024 and 2025 at $0.61 and $0.60, respectively.

Impairment of property and equipment. Impairment of property and equipment decreased from $47 million for the year ended December 31, 2024 to $29 million for the year ended December 31, 2025, a decrease of $18 million, or 38%, primarily due to lower impairments of expiring leases between periods as a result of our maintenance capital program. During both periods, we recognized impairments primarily related to expiring leases as well as design and initial costs related to pads we no longer plan to utilize.

Contract termination, loss contingency, settlements and other operating expenses. Contract termination, loss contingency, settlements and other operating expenses attributable to our exploration and production segment increased from $5 million for the year ended December 31, 2024 to $28 million for the year ended December 31, 2025, an increase of $23 million. This increase was primarily due to loss contingencies recorded during the year ended December 31, 2025. See Note 15—Contingencies to our consolidated financial statements for additional information.

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

Net marketing expense remained relatively consistent at $66 million, or $0.05 per Mcfe, for the year ended December 31, 2024 and $64 million, or $0.05 per Mcfe, for the year ended December 31, 2025.

Marketing revenue. Marketing revenue decreased from $179 million for the year ended December 31, 2024 to $126 million for the year ended December 31, 2025, a decrease of $53 million, or 30%. This fluctuation primarily resulted from the following:

●	Natural gas marketing revenue decreased by $18 million between periods primarily due to lower natural gas marketing volumes, partially offset by higher natural gas prices. Lower natural gas marketing volumes accounted for a $24 million decrease in year-over-year marketing revenues (calculated as the change in year-to-year volumes times the prior year average price), and higher natural gas prices accounted for a $6 million increase in year-over-year marketing revenues (calculated as the change in the year-to-year average price times current year marketing volumes).
●	Oil marketing revenue decreased by $53 million between periods primarily due to lower oil marketing volumes and prices. Lower oil marketing volumes accounted for a $31 million decrease in year-over-year marketing revenues (calculated as the change in year-to-year volumes times the prior year average price), and lower oil prices accounted for an $22 million decrease in year-over-year marketing revenues (calculated as the change in the year-to-year average price times current year marketing volumes).
●	NGLs marketing revenue increased by $8 million between periods primarily due to higher ethane and C3+ NGLs marketing volumes and higher ethane prices.

Marketing expense. Marketing expense decreased from $245 million for the year ended December 31, 2024 to $190 million for the year ended December 31, 2025, a decrease of $55 million, or 22%. Marketing expense includes the cost of third-party purchased natural gas, NGLs and oil as well as firm transportation costs, including costs related to current excess firm capacity. The cost of third-party commodity purchases decreased by $60 million between periods primarily due to lower marketing volumes and oil prices between periods, partially offset by higher natural gas prices during the year ended December 31, 2025. Firm transportation costs increased $5 million between periods primarily due to the increase in fuel costs and lower pipeline utilization due to maintenance during the year ended December 31, 2025.

Equity Method Investment in Antero Midstream Segment

Antero Midstream revenue. Revenue from the Antero Midstream segment increased from $1.1 billion for the year ended December 31, 2024 to $1.2 billion for the year ended December 31, 2025, an increase of $0.1 billion. This increase is primarily due to higher gathering and processing revenues of $61 million and higher water handling revenues of $21 million. The increased gathering and processing revenues between periods is primarily a result of increased throughput and annual CPI-based gathering and compression rate adjustments between periods. The increased water handling revenues between periods is primarily due to higher wastewater trucking and blending volumes, increased wastewater trucking and disposal costs that are billed at cost plus 3% higher fresh water delivery volumes and increased blending cost of service fees during the year ended December 31, 2025, as well as an increase to the fresh water delivery rate as a result of the annual CPI-based rate adjustment between periods.

Antero Midstream operating expense. Total operating expense related to the Antero Midstream segment increased from $447 million for the year ended December 31, 2024 to $544 million for the year ended December 31, 2025, an increase of $97 million. This increase is primarily due to a loss on long-lived assets of $87 million related to the expected divestiture of its Utica Shale midstream assets, higher direct operating expenses of $14 million as a result of higher wastewater trucking and disposal costs, increased blending costs, increased fresh water delivery volumes, increased throughput, higher gathering and compression costs for assets acquired during the second quarter of 2024 and increased heavy maintenance expense during the year ended December 31, 2025, partially offset by lower depreciation expense of $5 million related to Antero Midstream’s program to repurpose underutilized compressor units to expand existing or construct new compressor stations between periods, partially offset by assets placed in service between periods.

Items Not Allocated to Segments

Interest expense. Interest expense decreased from $118 million for the year ended December 31, 2024 to $84 million for the year ended December 31, 2025, a decrease of $34 million or 29%, primarily due to the redemption or repurchase of $139 million aggregate principal amount of our 2026 Notes and 2029 Notes, as well as lower average Credit Facility borrowings and interest rates during the year ended December 31, 2025.

Loss on early extinguishment of debt. During the year ended December 31, 2024, we recognized a loss on early debt extinguishment of $1 million related to the amendment and restatement of our senior revolving credit facility. During the year ended December 31, 2025, we recognized a loss on early debt extinguishment of $4 million related to the redemption of the remaining $97 million aggregate principal amount of our 2026 Notes at a redemption price of 102.094% of the principal amount thereof, plus accrued and unpaid interest, and the repurchase of $42 million aggregate principal amount of our 2029 Notes through open market transactions at a weighted average price of approximately 103% of the principal amount thereof, plus accrued and unpaid interest. See Note 7—Long-Term Debt to our consolidated financial statements for additional information.

Transaction expense. There were no transaction expenses incurred during the year ended December 31, 2024. During the year ended December 31, 2025, we incurred $4 million of transaction expense related to the HG Acquisition. See Note 3—Transactions to our consolidated financial statements for additional information.

Income tax (expense) benefit. For the year ended December 31, 2024, we recognized an income tax benefit of $118 million primarily due to R&D tax credits of $95 million, loss before income taxes of $24 million and a reduction to our state NOL carryforward valuation allowance of $12 million. For the year ended December 31, 2025, we recognized income tax expense of $216 million, with an effective tax rate of 24%, related to our income before income taxes of $890 million. Our effective tax rate for the year ended December 31, 2025 was different than the federal statutory rate of 21% primarily due to the effects of state income taxes, equity-based compensation expenses, dividends received deduction and noncontrolling interests. See Note 13—Income Taxes to our consolidated financial statements for additional information.

As of December 31, 2025, we had U.S. federal and state NOL carryforwards of approximately $960 million and $1.9 billion, respectively. Many of these NOL carryforwards expire at various dates between 2026 and 2044 while others have no expiration date. Potential future legislation or the imposition of new or increased taxes may have a significant effect on our future taxable position. The impact of any such change would be recorded in the period in which such interpretation is received or legislation is enacted.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2024

Refer to “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of the results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2024.

Capital Resources and Liquidity

Overview

Our primary sources of liquidity have been through net cash provided by operating activities, borrowings under our Credit Facility, our Term Loan A Facility, issuances of debt and equity securities and additional contributions from our asset sales, including our drilling partnerships. Our primary use of cash has been for the exploration, development and acquisition of oil and natural gas properties. As we develop our reserves, we continually monitor what capital resources, including equity and debt financings, are available to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. Our future success in developing our proved reserves and production will be highly dependent on net cash provided by operating activities and the capital resources available to us.

Our commodity hedge position can provide us with liquidity for the portion of our production that is hedged because it provides us with the relative certainty of our future expected revenues for such production despite potential declines in the price of natural gas. Assuming our 2026 production is the same as our production in 2025, approximately 42% of our total production for 2026 is hedged through commodity derivatives. Our ability to make significant acquisitions for cash would require us to utilize borrowings under the Credit Facility or obtain additional equity or debt financing, which we may not be able to obtain on terms acceptable to us, or at all. The Credit Facility is funded by a syndicate of 13 banks. We believe that the participants in the syndicate have the capability to fund up to their current commitment. If one or more banks should not be able to do so, we may not have the full availability of the Credit Facility.

Capital Spending and 2026 Capital Budget

For the year ended December 31, 2025, our total consolidated capital expenditures were $797 million, including drilling and completion expenditures of $658 million, leasehold additions of $131 million and other capital expenditures of $8 million. We completed 61 net horizontal wells during the year ended December 31, 2025. Our capital budget for 2026 is $1.1 billion to $1.3 billion and includes: $1.0 billion for drilling and completions, $100 million for leasehold expenditures and up to $200 million for discretionary growth capital that is dependent on commodity prices. Our capital budget reflects the closing of the HG Acquisition on February 3, 2026 and assumes the closing of the Utica Shale Divestiture during February 2026. We do not budget for acquisitions. During 2026, we plan to complete 70 to 80 net horizontal wells in the Appalachian Basin. We periodically review our capital expenditures and adjust our budget and its allocation based on liquidity, drilling results, acquisition opportunities and commodity prices.

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

Based on strip prices as of December 31, 2025, we believe that net cash provided from operating activities and available borrowings under the Credit Facility, the net proceeds of the offering of the 2036 Notes, borrowings under the Term Loan A Facility and net proceeds from the Utica Shale Divestiture will be sufficient to meet our cash requirements, including normal operating needs, debt service obligations, capital expenditures and commitments and contingencies for at least the next 12 months. For more information on our outstanding indebtedness, see Note 7—Long-Term Debt to our consolidated financial statements.

See Note 14—Commitments to our consolidated financial statements for information on our off-balance sheet arrangements.

Cash Flows

The following table summarizes our cash flows (in thousands):

	Year Ended December 31,
	2024	2025
Net cash provided by operating activities	$849,288	1,630,930
Net cash used in investing activities	(714,153)	(1,077,813)
Net cash used in financing activities	(135,135)	(343,117)
Net increase in cash, cash equivalents and restricted cash	$—	210,000

Year Ended December 31, 2024 Compared to Year Ended December 31, 2025

Operating activities. Net cash provided by operating activities was $0.8 billion and $1.6 billion for the years ended December 31, 2024 and 2025, respectively. Net cash provided by operating activities increased between periods primarily due to higher natural gas revenues, lower ad valorem taxes, lower interest expense and changes in working capital, partially offset by lower NGLs and oil revenues, higher lease operating expense and higher gathering, compression, processing and transportation expense during the year ended December 31, 2025.

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

Investing activities. Net cash used in investing activities increased from $0.7 billion for the year ended December 31, 2024 to $1.1 billion for the year ended December 31, 2025, primarily due to asset acquisitions of $253 million of during the year ended December 31, 2025 and increased drilling and completions and leasing activity of $71 million and $38 million, respectively, between periods, partially offset by higher proceeds from asset sales of $7 million between periods primarily due to oil and gas property trades during the year ended December 31, 2025. The increase in our drilling and completions activity is primarily due to completing 20 additional net wells between periods.

Financing activities. Net cash used in financing activities increased from $135 million for the year ended December 31, 2024 to $343 million for the year ended December 31, 2025, primarily due to redemptions and repurchases of our Senior Notes of $142 million during the year ended December 31, 2025, share repurchases of $136 million during the year ended December 31, 2025, net borrowings on our Credit Facility of $45 million during the year ended December 31, 2025 and higher payment of debt issuance costs for our Unsecured Credit Facility of $3 million, partially offset by lower distributions to the noncontrolling interests in Martica of $4 million between periods and net repayments on our Credit Facility of $24 million during the year ended December 31, 2024.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2024

Refer to “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity” in our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of the cash flows for the year ended December 31, 2023 compared to the year ended December 31, 2024.

Debt Agreements

We may, from time to time, seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, open market purchases, privately negotiated transactions or otherwise. Any such repurchases will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved could be material. We were in compliance with all covenants and ratios applicable to our debt agreements as of December 31, 2024 and 2025. See Note 7—Long-Term Debt to our consolidated financial statements for additional information.

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

Unproved properties with significant acquisition costs are assessed for impairment on a property by property basis, and any impairment in value is charged to expense. Impairment is assessed based on remaining lease terms, drilling results, reservoir performance, commodity price outlooks and future plans to develop acreage. Impairment of oil and gas properties related to unproved properties for leases that have expired, or are expected to expire, was $51 million, $47 million and $29 million for the years ended December 31, 2023, 2024 and 2025, respectively.

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

Impairment of Proved Properties

We evaluate the carrying amount of our proved natural gas, NGLs and oil properties for impairment on a geological reservoir basis whenever events or changes in circumstances indicate that a property’s carrying amount may not be recoverable. If the carrying amount of our proved properties exceeds the estimated undiscounted future net cash flows (measured using futures prices at the balance sheet date), we further evaluate our proved properties and record an impairment charge if the carrying amount of our proved properties exceeds the estimated fair value of the properties. We did not record any impairments for proved properties during the years ended December 31, 2023, 2024 and 2025.

Based on current future commodity prices, we currently do not anticipate having to record any impairment charge for our proved properties in the near future. Estimated undiscounted future net cash flows are sensitive to commodity price swings and a decline in prices could result in the carrying amount exceeding the estimated undiscounted future net cash flows at the end of a future reporting period, which would require us to further evaluate if an impairment charge would be necessary. For our Utica and Marcellus properties, strip pricing would have to decline by more than 6% and 20%, respectively, from year end 2025 levels before further evaluation of those properties would be required in order to determine if an impairment charge is necessary. If future prices decline from December 31, 2025, the fair value of our properties may be below their carrying amounts and an impairment charge may be necessary. However, we are unable to predict commodity prices with any greater precision than the futures market.

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

Income Taxes

Income taxes are accounted for using the asset and liability approach. Under this approach, deferred income tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax basis. We record deferred income tax expense to the extent our deferred income tax liabilities exceed our deferred income tax assets. We record a deferred income tax benefit to the extent our deferred income tax assets exceed our deferred income tax liabilities. We are subject to state and U.S. federal income taxes, but are currently not in a cash tax paying position with respect to U.S. federal income taxes.

We record a valuation allowance or reserve for an uncertain tax position when we believe all or a portion of our deferred income tax assets will not be realized. In assessing the realizability of our deferred income tax assets, management considers whether some portion or all of the deferred income tax assets will be realized based on a more-likely-than-not standard of judgment. The ultimate realization of deferred income tax assets is dependent upon our ability to generate future taxable income during the periods in which our deferred income tax assets are deductible or our tax credits can be utilized. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income and tax planning strategies in making this assessment, estimates of which may be imprecise due to unforeseen future events or conditions outside of our control, including changes in commodity prices or changes to tax laws and regulations. The amount of deferred income tax assets considered realizable could change based upon the amounts of taxable income actually generated, or as estimates of future taxable income change. As of December 31, 2025, we have recognized a valuation allowance of $39 million related to Colorado and Oklahoma state NOL carryforwards that we do not expect to realize due to expected future reduced income tax apportionment in those states. In addition, as of December 31, 2025, we have recorded a reserve for uncertain tax positions of $51 million related to our R&D tax credits.

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

We may enter into financial derivative instruments for a portion of our natural gas, NGLs and oil production when circumstances warrant and management believes that favorable future prices can be secured in order to mitigate some of the potential negative impact on our cash flows caused by changes in commodity prices. For the years ended December 31, 2024 and 2025, 4% and 8%, respectively, of our production was hedged through commodity derivatives.

Our financial hedging activities may include commodity derivative instruments that are intended to support natural gas, NGLs and oil prices at targeted levels and to manage our exposure to price risk associated with our production. These contracts may include commodity price swaps whereby we will receive a fixed price and pay a variable market price to the contract counterparty, collars that set a floor and ceiling price for the hedged production, basis differential swaps or call or embedded put options, among others. These contracts are financial instruments and do not require or allow for physical delivery of the hedged commodity. As of December 31, 2025, our commodity derivatives included fixed swaps, basis swaps, collars, call options and embedded put options at index-based pricing for a portion of our production. See Note 11—Derivative Instruments to our consolidated financial statements for additional information.

Based on our production and our derivative instruments that settled during the year ended December 31, 2025, our revenues would have decreased by $145 million for each $0.10 decrease per MMBtu in natural gas prices and $1.00 decrease per Bbl in oil and NGLs prices, excluding the effects of changes in the fair value of our derivative positions which remain open as of December 31, 2025.

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

Mark-to-market adjustments of derivative instruments cause earnings volatility but have no cash flow impact relative to changes in market prices until the derivative contracts are settled or monetized prior to settlement. We expect continued volatility in the fair value of our derivative instruments. Our cash flows are impacted when the associated derivative contracts are settled or monetized by making or receiving payments to or from the counterparty. As of December 31, 2024, the estimated fair value of our commodity derivative instruments was a net liability of $47 million, comprised of current and noncurrent assets and liabilities. As of December 31, 2025, the estimated fair value of our commodity derivative instruments was a net asset of $81 million, comprised of current and noncurrent assets.

Counterparty and Customer Credit Risk

Our principal exposures to credit risk are through receivables resulting from the following: the sale of our natural gas, NGLs and oil production ($493 million as of December 31, 2025), which we market to energy companies, end users and refineries, and commodity derivative contracts ($81 million as of December 31, 2025).

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

In addition, we are exposed to the credit risk of our counterparties for our derivative instruments. Credit risk is the potential failure of a counterparty to perform under the terms of a derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions that management deems to be competent and competitive market makers. The creditworthiness of our counterparties is subject to periodic review. As of December 31, 2025, we have commodity hedges in place with eight different counterparties, seven of which are lenders under the Unsecured Credit Facility. We had derivative assets of $81 million with bank counterparties under our Unsecured Credit Facility as of December 31, 2025. The estimated fair value of our commodity derivative assets has been risk-adjusted using a discount rate based upon the counterparties’ respective published credit default swap rates (if available, or if not available, a discount rate based on the applicable Reuters bond rating) as of December 31, 2025. We believe that all of the counterparties to our derivative instruments are acceptable credit risks as of December 31, 2025. We are not required to provide credit support or collateral to any of our counterparties under our derivative contracts, nor are they required to provide credit support to us. As of December 31, 2025, we did not have any past-due receivables from, or payables to, any of the counterparties to our derivative contracts.

Interest Rate Risks

Our primary exposure to interest rate risk results from outstanding borrowings under the Credit Facility, which has a floating interest rate. The average annualized interest rate incurred on the Credit Facility for borrowings during the year ended December 31, 2025 was 5.9%. We estimate that a 1.0% increase in the applicable average interest rates for the year ended December 31, 2025 would have resulted in an estimated $3 million increase in interest expense.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures and is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2025 at a level of reasonable assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision of, and with the participation of, our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework in 2013, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management of Antero Resources Corporation concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears beginning on page F-2 in this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

In connection with the HG Acquisition, we entered into a letter agreement with Antero Midstream Partners to, among other things, allocate between the parties certain obligations, liabilities, costs and benefits under the purchase agreement relating to the HG Acquisition and the buyer-side representations and warranties insurance policies. A copy of the Letter Agreement is filed as Exhibit 10.29 hereto and is incorporated herein by reference.

On November 6, 2025, Michael N. Kennedy, our Chief Executive Officer and President and Director, adopted a “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K, that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 200,000 shares of the Company’s common stock until December 31, 2026.

On November 6, 2025, Benjamin A Hardesty, our Chairman of the Board, adopted a “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K, that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 48,000 shares of the Company’s common stock until December 31, 2026.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2026 Annual Meeting of Stockholders.

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

ITEM 11. EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2026 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2026 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2026 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered accounting firm is KPMG LLP, Denver, CO, Auditor Firm ID: 185.

Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2026 Annual Meeting of Stockholders.

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

4.1

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

4.4*	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended.
4.5

Indenture related to the 7.625% Senior Notes due 2029, dated as of January 26, 2021, by and among Antero Resources Corporation, the several guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-36120) filed on February 1, 2021).

4.6	Form of 7.625% Senior Note due 2029 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (Commission File No. 001-36120) filed on February 1, 2021).
4.7

Indenture related to the 5.375% Senior Notes due 2030, dated as of June 1, 2021, by and among Antero Resources Corporation, the several guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-36120) filed on June 1, 2021).

4.8	Form of 5.375% Senior Note due 2030 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-36120) filed on June 1, 2021).
4.9

Base Indenture, dated January 28, 2026, among Antero Resources Corporation and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-36120) filed on January 28, 2026).

4.10

First Supplemental Indenture, dated January 28, 2026, among Antero Resources Corporation and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (Commission File No. 001-36120) filed on January 28, 2026).

Exhibit Number	Description of Exhibit
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

10.14

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

10.15

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

Exhibit Number	Description of Exhibit
10.17†

Form of Performance Share Unit Grant Notice and Performance Share Unit Agreement under the Antero Resources Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-36120) filed on July 27, 2022).

10.18†

Form of Performance Share Unit Grant Notice and Performance Share Unit Agreement under the Amended and Restated Antero Resources Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-36120) filed on April 30, 2025).

10.19†

Amended and Restated Antero Resources Corporation 2020 Long Term Incentive Plan, dated June 5, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-36120) filed on June 6, 2024).

10.20

Amended and Restated Credit Agreement, dated as of July 30, 2024, among Antero Resources Corporation, as Borrower, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-36120) filed on July 31, 2024).

10.21†

Chairman Emeritus Agreement, by and between Antero Resources Corporation, Antero Midstream Corporation and Paul Rady, dated August 14, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-36120) filed on August 14, 2025).

10.22†

Antero Resources Corporation Executive Severance Plan, effective September 17, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-36120) filed on September 23, 2025).

10.23†*	Form of Antero Resources Corporation Executive Severance Plan Participation Agreement.
10.24†*	Antero Resources Corporation Executive Severance Plan Participation Agreement, by and between Antero Resources Corporation and Paul Rady, dated October 2, 2025.
10.25

Antero Resources Corporation Summary of Compensation for Non-Employee Directors, effective August 14, 2025 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-36120) filed on October 29, 2025).

10.26***

Membership Interest Purchase Agreement, by and among HG Energy II LLC, HG Energy II Production Holdings, LLC, HG Energy II Midstream Holdings, LLC, Antero Resources Corporation and Antero Midstream Partners LP, dated as of December 5, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-36120) filed on December 8, 2025).

10.27***

Amendment No. 1 to the Membership Interest Purchase Agreement, by and among HG Energy II LLC, HG Energy II Production Holdings, LLC, HG Energy II Midstream Holdings, LLC, Antero Resources Corporation and Antero Midstream Partners LP, dated as of December 22, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File No. 001-36120) filed on February 3, 2026).

10.28***

Purchase and Sale Agreement, among Antero Resources Corporation, Antero Minerals LLC, Monroe Pipeline LLC, Infinity Natural Resources, LLC and Northern Oil and Gas Inc., dated December 5, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-36120) filed on December 8, 2025).

10.29***	Letter Agreement, by and between Antero Resources Corporation and Antero Midstream Partners LP, effective as of December 5, 2025.
10.30***

Credit Agreement, by and among Antero Resources Corporation, as Borrower, the Lenders party thereto and Royal Bank of Canada, as Administrative Agent, dated February 3, 2026 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-36120) filed on February 3, 2026).

19.1

Antero Resources Corporation Insider Trading Policies (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K (Commission File No. 001-36120) filed on February 12, 2025).

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

Exhibit Number	Description of Exhibit
99.1*	Report of DeGolyer and MacNaughton, dated as of January 13, 2026, for proved reserves as of December 31, 2025.
99.2

Report of DeGolyer and MacNaughton, dated as of January 20, 2025, for proved reserves as of December 31, 2024. (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K (Commission File No. 001-36120) filed on February 12, 2025).

99.3

Report of DeGolyer and MacNaughton, dated as of January 17, 2024, for proved reserves as of December 31, 2023 (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K (Commission File No. 001-36120) filed on February 14, 2024).

101*

The following financial information from this Form 10-K of Antero Resources Corporation for the year ended December 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

The exhibits marked with the asterisk symbol (*) are filed or furnished with this Annual Report on Form 10-K.

** Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

*** Certain of the schedules and exhibits to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the U.S. Securities and Exchange Commission upon request. Certain personally identifiable information has also been omitted from this Exhibit pursuant to Item 601(a)(6) of Regulation S-K.

† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANTERO RESOURCES CORPORATION

By:	/s/ Brendan E. Krueger
Brendan E. Krueger
Chief Financial Officer, Senior Vice President – Finance and Treasurer

Date:	February 11, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael N. Kennedy	Director, Chief Executive Officer and President	February 11, 2026
Michael N. Kennedy	(principal executive officer)

/s/ Brendan E. Krueger	Chief Financial Officer, Senior Vice President – Finance and Treasurer	February 11, 2026
Brendan E. Krueger	(principal financial officer)

/s/ Sheri L. Pearce	Senior Vice President – Accounting and Chief Accounting Officer	February 11, 2026
Sheri L. Pearce	(principal accounting officer)
/s/ Benjamin A. Hardesty	Chairman of the Board, Director	February 11, 2026
Benjamin A. Hardesty
/s/ W. Howard Keenan, Jr	Director	February 11, 2026
W. Howard Keenan, Jr.
/s/ Jeffrey S. Muñoz	Director	February 11, 2026
Jeffrey S. Muñoz
/s/ Jacqueline C. Mutschler	Director	February 11, 2026
Jacqueline C. Mutschler
/s/ Brenda R. Schroer	Director	February 11, 2026
Brenda R. Schroer
/s/ Vicky Sutil	Director	February 11, 2026
Vicky Sutil
/s/ Thomas B. Tyree, Jr.	Director	February 11, 2026
Thomas B. Tyree, Jr.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Antero Resources Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Antero Resources Corporation and subsidiaries (the Company) as of December 31, 2024 and 2025, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2025, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Assessment of the estimated oil and gas reserves on depletion expense related to proved oil and gas properties

As discussed in Note 2 to the consolidated financial statements, the Company calculates depletion expense related to its proved oil and gas properties using the unit-of-production method. Under such method, capitalized costs are amortized over total estimated proved oil and gas reserves. For the year ended December 31, 2025, the Company recorded depletion expense related to proved oil and gas properties of $742 million. The estimation of proved oil and gas reserves requires the expertise of professional petroleum reservoir engineers, who take into consideration future production and operating costs. The Company engages external reservoir engineering specialists to perform an independent evaluation of those proved oil and gas reserve estimates.

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

Denver, Colorado
February 11, 2026

ANTERO RESOURCES CORPORATION

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,
	2024	2025
Assets
Current assets:
Restricted cash	$—	210,000
Accounts receivable	34,413	33,773
Accrued revenue	453,613	473,453
Derivative instruments	1,050	68,913
Prepaid expenses	12,423	14,554
Current assets held for sale	—	20,269
Other current assets	6,047	10,818
Total current assets	507,546	831,780
Property and equipment:
Oil and gas properties, at cost (successful efforts method):
Unproved properties	879,483	796,705
Proved properties	14,395,680	14,049,003
Gathering systems and facilities	5,802	—
Other property and equipment	105,871	113,020
	15,386,836	14,958,728
Less accumulated depletion, depreciation and amortization	(5,699,286)	(5,753,416)
Property and equipment, net	9,687,550	9,205,312
Operating leases right-of-use assets	2,549,398	2,132,509
Derivative instruments	1,296	12,524
Investment in unconsolidated affiliate	231,048	245,653
Assets held for sale	—	754,737
Other assets	33,212	62,892
Total assets	$13,010,050	13,245,407
Liabilities and Equity
Current liabilities:
Accounts payable	$62,213	49,514
Accounts payable, related parties	111,066	101,454
Accrued liabilities	402,591	338,847
Revenue distributions payable	315,932	384,777
Derivative instruments	31,792	—
Short-term lease liabilities	493,894	516,256
Deferred revenue, VPP	25,264	23,502
Current liabilities held for sale	—	62,310
Other current liabilities	3,175	26,653
Total current liabilities	1,445,927	1,503,313
Long-term liabilities:
Long-term debt	1,489,230	1,397,976
Deferred income tax liability, net	693,341	907,306
Derivative instruments	17,233	—
Long-term lease liabilities	2,050,337	1,612,288
Deferred revenue, VPP	35,448	11,946
Liabilities held for sale	—	39,789
Other liabilities	62,001	57,140
Total liabilities	5,793,517	5,529,758
Commitments and contingencies
Equity:
Stockholders' equity:
Preferred stock, $0.01 par value; authorized - 50,000 shares; none issued	—	—
Common stock, $0.01 par value; authorized - 1,000,000 shares; 311,165 and 308,510 shares issued and outstanding as of December 31, 2024 and December 31, 2025, respectively	3,111	3,085
Additional paid-in capital	5,909,373	5,865,447
Retained earnings	1,109,166	1,682,295
Total stockholders' equity	7,021,650	7,550,827
Noncontrolling interests	194,883	164,822
Total equity	7,216,533	7,715,649
Total liabilities and equity	$13,010,050	13,245,407

See accompanying notes to consolidated financial statements.

ANTERO RESOURCES CORPORATION

Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share amounts)

	Year Ended December 31,
	2023	2024	2025
Revenue and other:
Natural gas sales	$2,192,349	1,818,297	2,873,241
Natural gas liquids sales	1,836,950	2,066,975	1,986,840
Oil sales	247,146	230,027	150,158
Commodity derivative fair value gains	166,324	731	111,049
Marketing	206,122	179,069	125,900
Amortization of deferred revenue, VPP	30,552	27,101	25,264
Other revenue and income	2,529	3,396	3,371
Total revenue	4,681,972	4,325,596	5,275,823
Operating expenses:
Lease operating	118,441	118,693	135,124
Gathering, compression, processing and transportation	2,642,358	2,702,930	2,857,426
Production and ad valorem taxes	158,855	207,671	163,135
Marketing	284,965	244,906	190,206
Exploration	2,700	2,618	2,990
General and administrative (including equity-based compensation expense of $59,519, $66,462 and $60,812 in 2023, 2024 and 2025, respectively)	224,516	229,338	232,526
Depletion, depreciation and amortization	746,849	762,068	749,675
Impairment of property and equipment	51,302	47,433	29,358
Accretion of asset retirement obligations	3,244	3,759	3,892
Contract termination, loss contingency and settlements	52,606	4,468	28,012
Loss (gain) on sale of assets	(447)	862	(266)
Other operating expense	336	390	99
Total operating expenses	4,285,725	4,325,136	4,392,177
Operating income	396,247	460	883,646
Other income (expense):
Interest expense, net	(117,870)	(118,207)	(83,682)
Equity in earnings of unconsolidated affiliate	82,952	93,787	98,484
Loss on early extinguishment of debt	—	(528)	(3,628)
Loss on convertible note inducements	(374)	—	—
Transaction expense	—	—	(4,386)
Total other income (expense)	(35,292)	(24,948)	6,788
Income (loss) before income taxes	360,955	(24,488)	890,434
Income tax (expense) benefit	(63,626)	118,185	(215,867)
Net income and comprehensive income including noncontrolling interests	297,329	93,697	674,567
Less: net income and comprehensive income attributable to noncontrolling interests	98,925	36,471	40,149
Net income and comprehensive income attributable to Antero Resources Corporation	$198,404	57,226	634,418

Income per share—basic	$0.66	0.18	2.05
Income per share—diluted	$0.64	0.18	2.03

Weighted average number of common shares outstanding:
Basic	299,793	309,489	309,719
Diluted	311,597	313,414	312,361

See accompanying notes to consolidated financial statements.

ANTERO RESOURCES CORPORATION

Consolidated Statements of Equity

(In thousands)

			Additional	Retained Earnings
	Common Stock		Paid-in	(Accumulated	Treasury Stock		Noncontrolling	Total
	Shares	Amount	Capital	Deficit)	Shares	Amount	Interests	Equity
Balances, December 31, 2022	297,393	$2,974	5,838,848	878,523	(34)	$(1,160)	262,596	6,981,781
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	1,735	17	(30,384)	—	—	—	—	(30,367)
Conversion of 2026 Convertible Notes	7,032	70	30,061	—	—	—	—	30,131
Repurchases and retirements of common stock	(2,616)	(26)	(51,503)	(24,987)	34	1,160	—	(75,356)
Equity-based compensation	—	—	59,519	—	—	—	—	59,519
Distributions to noncontrolling interests	—	—	—	—	—	—	(128,823)	(128,823)
Net income and comprehensive income	—	—	—	198,404	—	—	98,925	297,329
Balances, December 31, 2023	303,544	3,035	5,846,541	1,051,940	—	—	232,698	7,134,214
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	1,547	15	(29,620)	—	—	—	—	(29,605)
Conversion of 2026 Convertible Notes	6,074	61	25,990	—	—	—	—	26,051
Equity-based compensation	—	—	66,462	—	—	—	—	66,462
Distributions to noncontrolling interests	—	—	—	—	—	—	(74,286)	(74,286)
Net income and comprehensive income	—	—	—	57,226	—	—	36,471	93,697
Balances, December 31, 2024	311,165	3,111	5,909,373	1,109,166	—	—	194,883	7,216,533
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	1,302	13	(29,662)	—	—	—	—	(29,649)
Repurchases and retirements of common stock	(3,957)	(39)	(75,076)	(61,289)	—	—	—	(136,404)
Equity-based compensation	—	—	60,812	—	—	—	—	60,812
Distributions to noncontrolling interests	—	—	—	—	—	—	(70,210)	(70,210)
Net income and comprehensive income	—	—	—	634,418	—	—	40,149	674,567
Balances, December 31, 2025	308,510	$3,085	5,865,447	1,682,295	—	$—	164,822	7,715,649

See accompanying notes to consolidated financial statements.

ANTERO RESOURCES CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2023	2024	2025
Cash flows provided by (used in) operating activities:
Net income including noncontrolling interests	$297,329	93,697	674,567
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, amortization and accretion	750,093	765,827	753,567
Impairment of property and equipment	51,302	47,433	29,358
Commodity derivative fair value gains	(166,324)	(731)	(111,049)
Settled commodity derivative gains (losses)	(25,383)	10,154	(17,068)
Payments for derivative monetizations	(202,339)	—	—
Deferred income tax expense (benefit)	62,039	(118,640)	213,965
Equity-based compensation expense	59,519	66,462	60,812
Equity in earnings of unconsolidated affiliate	(82,952)	(93,787)	(98,484)
Dividends of earnings from unconsolidated affiliate	125,138	125,197	125,255
Amortization of deferred revenue	(30,552)	(27,101)	(25,264)
Amortization of debt issuance costs and other	2,264	2,420	937
Settlement of asset retirement obligations	(718)	(3,571)	(270)
Contract termination, loss contingency and settlements	12,100	5,344	15,370
Loss (gain) on sale of assets	(447)	862	(266)
Loss on early extinguishment of debt	—	528	3,628
Loss on convertible note inducements	374	—	—
Changes in current assets and liabilities:
Accounts receivable	7,550	25,410	(142)
Accrued revenue	306,880	(52,808)	(39,239)
Prepaid expenses and other current assets	14,890	8,680	(6,990)
Accounts payable including related parties	(16,837)	35,301	(2,345)
Accrued liabilities	(62,419)	1,280	(44,984)
Revenue distributions payable	(106,429)	(45,849)	85,975
Other current liabilities	(357)	3,180	13,597
Net cash provided by operating activities	994,721	849,288	1,630,930
Cash flows provided by (used in) investing activities:
Additions to unproved properties	(151,135)	(90,995)	(129,247)
Drilling and completion costs	(964,346)	(614,855)	(685,468)
Additions to other property and equipment	(16,382)	(10,929)	(5,407)
Acquisitions of oil and gas properties	—	—	(253,128)
Proceeds from asset sales	447	9,499	16,277
Change in other assets	(9,351)	(6,873)	(20,840)
Net cash used in investing activities	(1,140,767)	(714,153)	(1,077,813)
Cash flows provided by (used in) financing activities:
Repurchases of common stock	(75,355)	—	(136,404)
Repayment of senior notes	—	—	(141,733)
Borrowings on Credit Facility	4,501,400	4,130,900	4,909,000
Repayments on Credit Facility	(4,119,000)	(4,154,900)	(4,863,600)
Payment of debt issuance costs	(605)	(6,138)	(8,983)
Distributions to noncontrolling interests	(128,823)	(74,286)	(70,210)
Employee tax withholding for settlement of equity-based compensation awards	(30,367)	(29,605)	(29,649)
Convertible note inducements	(374)	—	—
Other	(830)	(1,106)	(1,538)
Net cash provided by (used in) financing activities	146,046	(135,135)	(343,117)
Net increase in cash, cash equivalents and restricted cash	—	—	210,000
Cash, cash equivalents and restricted cash, beginning of period	—	—	—
Cash, cash equivalents and restricted cash, end of period	$—	—	210,000

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$113,910	120,058	88,079
Increase (decrease) in accounts payable and accrued liabilities for additions to property and equipment	$(60,762)	10,525	(27,325)
Increase in other current liabilities for acquisitions of oil and gas properties	$—	—	7,479

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

The accompanying consolidated financial statements of the Company have been prepared in accordance with GAAP. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of December 31, 2024 and 2025, and its results of operations and cash flows for the years ended December 31, 2023, 2024 and 2025. The Company has no items of other comprehensive income or loss; therefore, its net income or loss is equal to its comprehensive income or loss.

(b)	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Antero Resources Corporation, its wholly owned subsidiaries and its VIE, Martica, for which the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in the Company’s consolidated financial statements.

For the years ended December 31, 2023, 2024 and 2025, the Company determined that Martica is a VIE for which Antero is the primary beneficiary.  Therefore, Martica’s accounts are consolidated in the Company’s consolidated financial statements.  Antero is the primary beneficiary of Martica based on its power to direct the activities that most significantly impact Martica’s economic performance, and its obligation to absorb losses of, or right to receive benefits from, Martica that could be significant to Martica.  In reaching such determination that Antero is the primary beneficiary of Martica, the Company considered the following:

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

The Company accounts for its interest in Antero Midstream using the equity method of accounting. As of December 31, 2024 and 2025, the Company had a 29% interest in Antero Midstream. Investments in entities for which the Company exercises significant influence, but not control, are accounted for under the equity method. The Company’s judgment regarding the level of influence over its equity method investments includes considering key factors such as the Company’s ownership interest, representation on the board of directors, participation in the policy-making decisions of the investee and material intercompany transactions. Such investments are included in investment in unconsolidated affiliate on the Company’s consolidated balance sheets. Income (loss) from an investee that is accounted for under the equity method is included in equity in earnings (loss) of unconsolidated affiliate on the Company’s consolidated statements of operations and comprehensive income and cash flows. When the Company records its proportionate share of net income (loss), it is recorded in equity in earnings (loss) of unconsolidated affiliate in the statements of operations and comprehensive income and the carrying value of that investment on the Company’s balance sheet. Distributions received from an equity method investee are recorded as reductions to the carrying value of that investment on the Company’s balance sheet. The Company’s equity in earnings (loss) of unconsolidated affiliate is adjusted for intercompany transactions and the basis differences recognized due to the difference between the cost of the equity method investment in Antero Midstream and the amount of underlying equity in the net assets of Antero Midstream Partners LP (“Antero Midstream Partners”) from the Company deconsolidation of Antero Midstream Partners as of March 12, 2019. Basis difference are amortized into equity in earnings (loss) of unconsolidated affiliate on the Company’s consolidated statements of operations and comprehensive income over the remaining useful lives of the underlying assets and liabilities. See Note 5—Equity Method Investments for additional information.

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

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

The Company considers all liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to the short term nature of these instruments. From time to time, the Company may be in the position of a “book overdraft” in which outstanding checks exceed cash and cash equivalents. The Company classifies book overdrafts in accounts payable and revenue distributions payable within its consolidated balance sheets, and classifies the change in accounts payable associated with book overdrafts as an operating activity within its consolidated statements of cash flows. As of December 31, 2024, the book overdrafts included within accounts payable and revenue distributions payable were $14 million and $17 million, respectively. As of December 31, 2025, the book overdrafts included within accounts payable and revenue distributions payable were each $18 million.

(f)	Restricted Cash

The Company classifies restricted cash as all cash that is legally or contractually restricted to withdrawal or usage, including amounts deposited in escrow that are restricted from use. The Company’s restricted cash is classified as a current asset as of December 31, 2025 because the restriction on such cash was released on February 3, 2026 at the closing of the HG Acquisition.

(g)	Oil and Gas Properties

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

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

Unproved properties are assessed for impairment on a property-by-property basis, and any impairment in value is charged to expense. Impairment is assessed based on remaining lease terms, commodity price outlooks, future plans to develop acreage, drilling results and reservoir performance of wells in the area. Unproved properties and the related costs are transferred to proved properties when reserves are discovered on, or otherwise attributed to, the property. Proceeds from sales of partial interests in unproved properties are accounted for as a cost recovery without recognition of any gain or loss until the cost has been recovered. Impairment of unproved properties was $51 million, $47 million and $29 million for the years ended December 31, 2023, 2024 and 2025, respectively.

The Company evaluates the carrying amount of its proved natural gas, NGLs and oil properties for impairment on a geological reservoir basis whenever events or changes in circumstances indicate that a property’s carrying amount may not be recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company would estimate the fair value of its properties and record an impairment expense for any excess of the carrying amount of the properties over the estimated fair value of the properties. Factors used to estimate fair value may include estimates of proved reserves, estimated future commodity prices, future production estimates and anticipated capital expenditures, using a commensurate discount rate. The Company did not incur any impairment expenses associated with its proved properties during the years ended December 31, 2023, 2024 and 2025.

As of December 31, 2025, the Company did not have capitalized costs related to exploratory wells-in-progress that have been deferred for longer than one year pending determination of proved reserves.

Depletion of oil and gas properties is calculated on a geological reservoir basis using the units-of-production method. Depletion expense for oil and gas properties was $739 million, $754 million and $742 million for the years ended December 31, 2023, 2024 and 2025, respectively.

(h)	Other Property and Equipment

Other property and equipment assets are depreciated using the straight-line method over their estimated useful lives, which range from two to 20 years. Depreciation expense for other property and equipment was $8 million for each of the years ended December 31, 2023, 2024 and 2025. A gain or loss is recognized upon the sale or disposal of other property and equipment.

The Company evaluates its long-lived assets other than oil and gas properties for impairment when events or changes in circumstances indicate that the related carrying values of the assets may not be recoverable. Generally, the basis for making such assessments is undiscounted future cash flow projections for the assets being assessed. If the carrying values of the assets are deemed not recoverable, the carrying values are reduced to the estimated fair values, which are based on discounted future cash flows using assumptions as to revenues, costs and discount rates typical of third-party market participants, which is a Level 3 fair value measurement. There were no such impairments for the years ended December 31, 2023, 2024 and 2025.

(i)	Debt Issuance Costs

Debt issuance costs represent loan origination fees and other initial borrowing costs. Such costs are capitalized and included in Other assets on the consolidated balance sheets if related to the Company’s Credit Facility, and are included as a reduction to Long-term debt on the consolidated balance sheets if related to the issuance of the Company’s Senior Notes and 2026 Convertible Notes. These costs are amortized over the term of the related debt instrument. The Company charges expense for unamortized debt issuance costs if the credit facility is retired prior to its maturity date. As of December 31, 2024, the Company had $9 million of unamortized debt issuance costs included in other long-term assets, and $8 million of unamortized debt issuance costs included as a reduction to long-term debt. As of December 31, 2025, the Company had $16 million of unamortized debt issuance costs included in other long-term assets, and $6 million of unamortized debt issuance costs included as a reduction to long-term debt. The amortization and write-off related to deferred debt issuance costs was $4 million, $4 million and $3 million for the years ended December 31, 2023, 2024 and 2025, respectively.

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

Environmental expenditures that relate to an existing condition caused by past operations, and that do not contribute to current or future revenue generation, are expensed as incurred. Liabilities are accrued when environmental assessments and/or clean-up is probable and the costs can be reasonably estimated. These liabilities are adjusted as additional information becomes available or circumstances change. As of December 31, 2024 and 2025, the Company did not have a material amount accrued for any environmental liabilities, nor has the Company been cited for any environmental violations that it believes are likely to have a material adverse effect on its financial position, results of operations or cash flows.

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

The Company’s revenues from its exploration and production and marketing reportable segments are derived principally from uncollateralized sales to purchasers in the oil and gas industry or the utilities industry. The Company also contracts with the primary processor of its natural gas, MarkWest, to market a portion of the Company’s NGLs, which accounted for approximately 16% of the Company’s sales for the years ended December 31, 2023 and 2024. The concentration of credit risk affects the Company’s overall exposure to credit risk because purchasers may be similarly affected by changes in economic and other conditions. The Company has not experienced significant credit losses on its receivables. No customer accounted for more than 10% of the Company’s sales for the years ended December 31, 2023, 2024 and 2025, except MarkWest as disclosed.

The Company is also exposed to credit risk on its commodity derivative portfolio. Any default by the counterparties to these derivative contracts when they become due could have a material adverse effect on the Company’s financial condition and results of operations. The Company has economic hedges in place with eight different counterparties and had derivative assets of $81 million with bank counterparties under the Unsecured Credit Facility as of December 31, 2025. The estimated fair value of commodity derivative assets has been risk-adjusted using a discount rate based upon the respective published credit default swap rates (if available, or if not available, a discount rate based on the applicable Reuters bond rating) as of December 31, 2025 for the counterparty. The Company believes that the counterparty currently is an acceptable credit risk.

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

On July 4, 2025, Public Law No. 119-21, commonly referred to as the One Big Beautiful Bill Act (the “OBBB”), was enacted. The OBBB contains a broad range of changes to U.S. federal income tax laws and makes permanent or modifies certain provisions of Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act. These changes include, among others, permanently restoring an earnings before interest, taxes, depreciation and amortization expense based business interest deduction limitation, 100% bonus depreciation for certain property and immediate expensing for certain domestic research and experimental expenditures. All effects of changes in tax laws are recognized in the consolidated financial statements during the period of enactment. As such, the effects of the OBBB are reflected in the Company's provision for income taxes as of and for the year ended December 31, 2025. The OBBB did not have a material effect on income tax expense for the year ending December 31, 2025.

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

(s)	Reportable Segments and Geographic Information

Management has evaluated how the Company is organized and managed and has identified the following segments: (i) the exploration, and production, (ii) marketing and (iii) equity method investment in Antero Midstream. See Note 17—Reportable Segments for additional information.

All of the Company’s assets are located in the United States and substantially all of its production revenues are attributable to customers located in the United States. However, some of the Company’s production revenues are attributable to customers who then transport the Company’s production to foreign countries for resale or consumption.

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(t)	Net Income Per Common Share

Net income per common share—basic for each period is computed by dividing net income attributable to Antero by the basic weighted average number of common shares outstanding during the period. Net income per common share—diluted for each period is computed after giving consideration to the potential dilution from (i) outstanding equity-based awards using the treasury stock method and (ii) shares of common stock issuable upon conversion of the 2026 Convertible Notes using the if-converted method. The Company includes restricted stock unit (“RSU”) awards, PSU awards and stock options in the calculation of diluted weighted average common shares outstanding based on the number of common shares that would be issuable if the end of the period was also the end of the performance period required for the vesting of the awards. During periods in which the Company incurs a net loss, diluted weighted average common shares outstanding is equal to basic weighted average common shares outstanding because the effects of all equity-based awards and the 2026 Convertible Notes are anti-dilutive.

The following is a reconciliation of the Company’s income attributable to common stockholders for basic and diluted net income per common share (in thousands):

	Year Ended December 31,
	2023	2024	2025
Net income attributable to Antero Resources Corporation—common shareholders	$198,404	57,226	634,418
Add: Interest expense for 2026 Convertible Notes	1,955	256	—
Less: Tax-effect of interest expense for 2026 Convertible Notes	(425)	(56)	—
Net income attributable to Antero Resources Corporation—common shareholders and assumed conversions	$199,934	57,426	634,418

Net income per common share—basic	$0.66	0.18	2.05
Net income per common share—diluted	$0.64	0.18	2.03

Weighted average common shares outstanding—basic	299,793	309,489	309,719
Weighted average common shares outstanding—diluted	311,597	313,414	312,361

The following is a reconciliation of the Company’s basic weighted average common shares outstanding to diluted weighted average common shares outstanding during the periods presented (in thousands):

	Year Ended December 31,
	2023	2024	2025
Basic weighted average number of common shares outstanding	299,793	309,489	309,719
Add: Dilutive effect of RSUs	1,379	1,188	1,128
Add: Dilutive effect of PSUs	989	1,528	1,514
Add: Dilutive effect of 2026 Convertible Notes	9,436	1,209	—
Diluted weighted average number of common shares outstanding	311,597	313,414	312,361

Weighted average number of outstanding securities excluded from calculation of diluted net income per common share (1):
RSUs	1,200	4	—
PSUs	199	—	—
Stock options	310	257	73
(1)	The potential dilutive effects of these securities were excluded from the computation of net income per common share—diluted because the inclusion of these securities would have been anti-dilutive.

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(u)	Treasury Stock and Share Retirement

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

The Company recognizes compensation cost related to all equity-based awards in the financial statements based on their estimated grant date fair value. The Company’s equity-based compensation expense is included in general and administrative expenses, and recorded as a credit to additional paid-in capital. The Company is authorized to grant various types of equity-based compensation awards including stock options, stock appreciation rights, restricted stock awards, restricted share unit awards, performance share unit awards, dividend equivalent awards and other types of awards. The grant date fair values are determined based on the type of award and may utilize market prices on the date of grant, Black-Scholes option-pricing model, Monte Carlo simulations or other acceptable valuation methodologies, as appropriate for the type of equity-based award. Compensation cost is recognized ratably over the applicable vesting or service period. Forfeitures are accounted for as they occur by reversing the expense previously recognized for awards that were forfeited during the period. See Note 9—Equity-Based Compensation for additional information.

(w)	Recently Adopted or Issued Accounting Standards

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

Income Taxes

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 is intended to improve income tax disclosures primarily through enhanced disclosure of income tax rate reconciliation items, and disaggregation of income from continuing operations, income tax (expense) benefit and income taxes paid, net disclosures by federal, state and foreign jurisdictions, among others. This ASU is effective for annual reporting periods beginning after December  15, 2024. ASU 2023-09 should be applied on a prospective basis, although retrospective application is permitted. The Company adopted ASU 2023-09 retrospectively in this Annual Report on Form 10-K for the year ended December 31, 2025, and it did not have a material impact on the Company’s consolidated financial statements.

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

Prior to Sixth Street achieving an internal rate of return of 13% and 1.5x cash-on-cash return (the “Hurdle”), Sixth Street will receive all distributions in respect of the Initial PDP Override and the Development Override, and 24% of all distributions in respect of the Incremental Override, and the Company will receive 76% of all distributions in respect of the Incremental Override. Following Sixth Street achieving the Hurdle, the Company will receive 85% of the distributions in respect of the ORRIs to which Sixth Street was entitled immediately prior to the Hurdle being achieved. The Company expects the Hurdle be achieved during the first half of 2026.

(b)	2021-2024 Drilling Partnership

On February 17, 2021, the Company announced the formation of a drilling partnership with QL, an affiliate of Quantum Energy Partners, for the Company’s 2021 through 2024 drilling program. Under the terms of the arrangement, each year in which QL participated represented an annual tranche, and QL was conveyed a working interest in any wells spud by the Company during such tranche year. For 2021 through 2024, the Company and QL agreed to the estimated IRR of the Company’s capital budget for each annual tranche, and QL agreed to participate in all four annual tranches. The Company developed and managed the drilling program associated with each tranche, including the selection of wells. Additionally, for each annual tranche, the Company and QL entered into assignments, bills of sale and conveyances pursuant to which QL was conveyed a proportionate working interest percentage in each well spud in that year, which conveyances are not subject to any reversion. Capital costs in excess of, and cost savings below, a specified percentage of budgeted amounts for each annual tranche were for the Company’s account. Subject to the preceding sentence, for any wells included in a tranche, QL is obligated and responsible for its working interest share of costs and liabilities, and is entitled to its working interest share of revenues, associated with such wells for the life of such wells.

Under the terms of the arrangement, QL funded development capital of 20% for wells spud in 2021 and 2024, 15% for wells spud in 2022 and 2023, which funding amounts represented QL’s proportionate working interest in such wells. Additionally, the Company may receive a carry in the form of a one-time payment from QL for each annual tranche if the IRR for such tranche exceeded certain specified returns, which will be determined no earlier than October 31 and no later than December 1 following the end of each tranche year. The Company received a total carry of $117 million for the 2021-2024 Drilling Partnership, including $29 million, $32 million and $27 million during the years ended December 31, 2023, 2024 and 2025, respectively.

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

The Company has accounted for the 2021-2024 Drilling Partnership as a conveyance under ASC 932 and such conveyances are recorded in the consolidated financial statements as QL obtains its proportionate working interest in each well. No gain or loss was recognized for any of the interests conveyed to QL during the term of the 2021-2024 Drilling Partnership.

(c)	2025 Drilling Partnership

On December 11, 2024, the Company entered into a drilling partnership with an unaffiliated third-party. Under the terms of the arrangement, the third-party will participate in and fund a share of total development capital expenses for wells spud by the Company during the 2025 calendar year. For each well spud during the 2025 calendar year, the third-party will receive a 15% working interest in such wells and will fund greater than 15% of total development capital expenses for such wells. Subject to the preceding sentence, for any wells spud in the calendar year 2025, the third-party is obligated and responsible for its working interest share of costs and liabilities, and is entitled to its working interest share of revenues, associated with such wells for the life of such wells. Additionally, for each well in the partnership, the Company will enter into an assignment, bill of sale and conveyance pursuant to which the third-party will be conveyed a proportionate working interest percentage in such well, which conveyances will not be subject to any reversion.

The Company has accounted for the 2025 Drilling Partnership as a conveyance under ASC 932 and such conveyances are recorded in the consolidated financial statements as the third-party obtains its proportionate working interest in each well. No gain or loss was recognized for any of the interests conveyed during the year ended December 31, 2025.

(d)	Acquisitions

Asset Acquisitions

During the year ended December 31, 2025, the Company acquired additional working and royalty interests in certain Antero-operated producing wells for a total of approximately $260 million, before closing adjustments. The Company accounted for these transactions as asset acquisitions and as such, substantially all of the cash consideration was allocated to proved properties in the consolidated balance sheets.

HG Acquisition

On December 5, 2025, the Company entered into a definitive agreement to acquire 100% of the issued and outstanding equity interests of HG Production for total cash consideration of $2.8 billion, subject to the term and conditions thereof. The HG Acquisition includes approximately 385,000 net acres in the core of the Marcellus Shale in West Virginia. Pursuant to the same agreement, Antero Midstream Partners agreed to acquire 100% of the issued and outstanding equity interests of HG Midstream for cash consideration of $1.1 billion, subject to the terms and conditions thereof. The HG Midstream Acquisition includes gathering pipelines and integrated water handling assets in the core of the Marcellus Shale in West Virginia. In connection with the Company’s entry into the definitive purchase agreement, the Company and Antero Midstream agreed to allocate between the parties certain benefits and costs under the agreement and the buyer-side representations and warranties insurance policies. On December 8, 2025, the Company deposited $210 million into escrow to be credited towards the cash consideration payable at the closing of the HG Acquisition, which is classified as restricted cash on the Company’s consolidated balance sheets as of December 31, 2025. These acquisitions closed on February 3, 2026, with effective dates of January 1, 2026. The Company intends to make certain modifications to its existing commercial arrangements with Antero Midstream to provide for on-pad compression with respect to certain wells and to provide a transition period through 2026 before certain water services would be provided under the Company’s existing agreements with Antero Midstream.

The disclosure of certain financial information required by FASB ASC Topic 805, Business Combinations, has been omitted as it is impracticable to provide such information due to the timing of the closing of the HG Acquisition and issuance of the Company’s consolidated financial statements.

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(e) Utica Shale Divestiture

On December 5, 2025, the Company entered into a purchase and sale agreement with the Buyer Parties to sell the Company’s Utica Shale Properties, for aggregate cash consideration of $800 million, subject to the terms and conditions thereof. The Utica Shale Properties include approximately 80,000 gross (70,000 net) acres located in Ohio and proved reserves of approximately 600 Bcfe as of December 31, 2025. The Utica Shale Divestiture is expected to close in February 2026, with an effective date of July 1, 2025, subject to the satisfaction of certain customary closing conditions.

The Utica Shale Properties and its associated assets and liabilities have been classified as held for sale as of December 31, 2025 on the Company’s consolidated balance sheets, which relate to the Company’s exploration and production reportable segment. The Utica Shale Divestiture does not qualify as a discontinued operation under FASB ASC Topic 205, Presentation of Financial Statements, as it does not represent a strategic shift that will have a major effect on the Company's operations or financial results.

The following table sets forth the carrying value of the Utica Shale Properties assets and liabilities held for sale (in thousands):

December 31, 2025
Current assets:
Accounts receivable	$782
Accrued revenue	19,399
Other current assets	88
Long-term assets:
Unproved properties	27,720
Proved properties	1,045,145
Gathering systems and facilities	5,802
Other property and equipment	581
Less accumulated depletion, depreciation and amortization	(369,995)
Property and equipment, net	709,253
Operating leases right-of-use assets (1)	44,825
Other assets	659
Total	$775,006

Current liabilities:
Accounts payable	$2,118
Accounts payable, related parties	4,600
Accrued liabilities	17,650
Revenue distributions payable	17,130
Short-term lease liabilities	20,812
Long-term liabilities:
Long-term lease liabilities	24,210
Other liabilities	15,579
Total	$102,099
(1)	Substantially all of these operating leases right-of-use-assets relate to a gas gathering line and compressors station with Antero Midstream. See Note 12— Leases for additional information.

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(4) Revenue

(a)	Disaggregation of Revenue

The table set forth below presents revenue disaggregated by type and reportable segment to which it relates (in thousands). See Note 17—Reportable Segments for additional information on reportable segments.

	Year Ended December 31,
	2023	2024	2025	Reportable Segment
Revenues from contracts with customers:
Natural gas sales	$2,192,349	1,818,297	2,873,241	Exploration and production
Natural gas liquids sales (ethane)	250,116	275,120	355,437	Exploration and production
Natural gas liquids sales (C3+ NGLs)	1,586,834	1,791,855	1,631,403	Exploration and production
Oil sales	247,146	230,027	150,158	Exploration and production
Marketing	206,122	179,069	125,900	Marketing
Other revenue	633	1,098	1,095	Exploration and production
Total revenue from contracts with customers	4,483,200	4,295,466	5,137,234
Income from derivatives, deferred revenue and other sources, net	198,772	30,130	138,589
Total revenue	$4,681,972	4,325,596	5,275,823

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

Under the Company’s sales contracts, the Company invoices customers after its performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company’s contracts do not give rise to contract assets or liabilities. As of December 31, 2024 and 2025, the Company’s receivables from contracts with customers were $454 million and $493 million, respectively.

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(5) Equity Method Investment

(a)	Summary of Equity Method Investment

As of December 31, 2024 and 2025, Antero owned 29% of Antero Midstream’s common stock, which is reflected in Antero’s consolidated financial statements using the equity method of accounting.

The following table sets forth a reconciliation of Antero’s investment in unconsolidated affiliate (in thousands):

Balance as of December 31, 2023	$222,255
Additional investments (1)	1,936
Equity in earnings of unconsolidated affiliate	93,787
Dividends from unconsolidated affiliate	(125,197)
Elimination of intercompany profit	38,267
Balance as of December 31, 2024 (2)	231,048
Equity in earnings of unconsolidated affiliate	98,484
Dividends from unconsolidated affiliate	(125,255)
Elimination of intercompany profit	41,376
Balance as of December 31, 2025 (2)	$245,653
(1)	During the year ended December 31, 2024, the Company received 0.1 million additional shares of Antero Midstream common stock as part of a judgment in a legal proceeding with an unaffiliated third-party.
(2)	The fair value of the Company’s investment in Antero Midstream as of December 31, 2024 and 2025 was $2.1 billion and $2.5 billion, respectively, based on the quoted market share price of Antero Midstream.

(b)	Summarized Financial Information of Antero Midstream

The tables set forth below present summarized financial information of Antero Midstream (in thousands):

Balance Sheet

	December 31,
	2024	2025
Current assets	$118,064	379,864
Noncurrent assets	5,643,684	5,504,252
Total assets	$5,761,748	5,884,116

Current liabilities	$100,612	111,482
Noncurrent liabilities	3,545,965	3,800,593
Stockholders' equity	2,115,171	1,972,041
Total liabilities and stockholders' equity	$5,761,748	5,884,116

Statement of Operations

	Year Ended December 31,
	2023	2024	2025
Revenues	$1,041,771	1,106,193	1,188,426
Operating expenses	429,909	447,027	543,757
Income from operations	611,862	659,166	644,669
Net income	$371,786	400,892	413,163

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(6) Accrued Liabilities

Accrued liabilities consisted of the following items (in thousands):

	December 31,
	2024	2025
Capital expenditures	$42,474	32,656
Gathering, compression, processing and transportation expenses	167,915	169,270
Marketing expenses	16,891	12,851
Interest expense, net	29,014	24,256
Production and ad valorem taxes	78,980	22,770
General and administrative expense	37,516	40,663
Contingencies and other	29,801	36,381
Total accrued liabilities	$402,591	338,847

(7) Long-Term Debt

Long-term debt consisted of the following items (in thousands):

	December 31,
	2024	2025
Credit Facility	$393,200	438,600
8.375% senior notes due 2026	96,870	—
7.625% senior notes due 2029	407,115	365,353
5.375% senior notes due 2030	600,000	600,000
Total principal	1,497,185	1,403,953
Unamortized debt issuance costs	(7,955)	(5,977)
Long-term debt	$1,489,230	1,397,976

(a)	Credit Facility

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

Senior Unsecured Revolving Credit Facility

On July 30, 2024, Antero Resources entered into an amendment and restatement of its senior revolving credit facility with a syndicate of bank lenders (“Unsecured Credit Facility”). Borrowings are unsecured and are not guaranteed by any of Antero Resources’ subsidiaries. As of December 31, 2025, the Unsecured Credit Facility had lender commitments of $1.65 billion and available borrowing capacity of $1.2 billion. The Unsecured Credit Facility was originally scheduled to mature on July 30, 2029 (the “Maturity Date”); however, Antero Resources may request two one-year extensions of the Maturity Date, subject to satisfaction of certain conditions and consent of the extending lenders. Effective July 30, 2025, Antero Resources obtained the consent of each of the lenders party to the Unsecured Credit Facility to extend the Maturity Date to July 30, 2030. Commitments under the Unsecured Credit Facility may be increased by up to $500 million subject to the agreement of Antero Resources, the increasing lenders, and with respect to the addition of new lenders, the consent of the Administrative Agent under the Unsecured Credit Facility and the lenders with commitments to issue letters of credit under the Unsecured Credit Facility.

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

The Unsecured Credit Facility contains one financial covenant requiring Antero Resources to maintain a ratio on a consolidated basis of total indebtedness to capitalization of 65% or less at the end of each fiscal quarter and other affirmative and negative covenants applicable to Antero Resources and its subsidiaries that are customary for credit facilities of this type, including, among other things, limitations on: fundamental changes such as mergers, consolidations, liquidations and dissolutions; liens; certain indebtedness; restricted payments such as dividends, distributions and equity repurchases; and material non-arms’-length transactions with its affiliates. Antero Resources was in compliance with the financial covenant under the Unsecured Credit Facility as of December 31, 2025.

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

As of December 31, 2024, Antero Resources had an outstanding balance under the Unsecured Credit Facility of $393 million, with a weighted average interest rate of 5.9%, and outstanding letters of credit of $13 million. As of December 31, 2025, Antero Resources had an outstanding balance under the Unsecured Credit Facility of $439 million, with a weighted average interest rate of 5.3%, and outstanding letters of credit of $12 million.

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

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(b)	8.375% Senior Notes Due 2026

On January 4, 2021, Antero Resources issued $500 million of 8.375% senior notes due July 15, 2026 at par. The Company redeemed $175 million principal amount of the 2026 Notes on July 1, 2021 and redeemed or otherwise repurchased $228 million principal amount of the 2026 Notes during the year ended December 31, 2022. On March 5, 2025, the Company redeemed the remaining $97 million principal amount of the 2026 Notes at 102.094% of the principal amount thereof, plus accrued and unpaid interest, and the 2026 Notes were fully retired on such date. Interest on the 2026 Notes was payable on January 15 and July 15 of each year.

(c)	7.625% Senior Notes Due 2029

On January 26, 2021, Antero Resources issued $700 million of 7.625% senior notes due February 1, 2029 at par. The Company redeemed or otherwise repurchased $293 million principal amount of the 2029 Notes during 2021 and 2022. During the year ended December 31, 2025, the Company repurchased $42 million principal amount of the 2029 Notes through open market transactions at a weighted average price of approximately 103% of the principal amount thereof, plus accrued and unpaid interest. As of December 31, 2025, $365 million principal amount of the 2029 Notes remained outstanding. The 2029 Notes are unsecured and rank pari passu to Antero Resources’ Unsecured Credit Facility and other outstanding senior notes. As of July 30, 2024, the 2029 Notes are not guaranteed by any of Antero Resources’ subsidiaries. Interest on the 2029 Notes is payable on February 1 and August 1 of each year. Antero Resources may redeem all or part of the 2029 Notes at any time at redemption prices ranging from 102.542% as of December 31, 2025 to 100.00% on or after February 1, 2027. If Antero Resources undergoes a change of control followed by a rating decline, the holders of the 2029 Notes will have the right to require Antero Resources to repurchase all or a portion of the notes at a price equal to 101% of the principal amount of the 2029 Notes, plus accrued and unpaid interest.

(d)	5.375% Senior Notes Due 2030

On June 1, 2021, Antero Resources issued $600 million of 5.375% senior notes due March 1, 2030 (the “2030 Notes”) at par. The 2030 Notes are unsecured and rank pari passu to Antero Resources’ Unsecured Credit Facility and other outstanding senior notes. As of July 30, 2024, the 2030 Notes are not guaranteed by any of Antero Resources’ subsidiaries. Interest on the 2030 Notes is payable on March 1 and September 1 of each year. Antero Resources may redeem all or part of the 2030 Notes at any time at redemption prices ranging from 102.688% as of December 31, 2025 to 100.00% on or after March 1, 2028. If Antero Resources undergoes a change of control followed by a rating decline, the holders of the 2030 Notes will have the right to require Antero Resources to repurchase all or a portion of the notes at a price equal to 101% of the principal amount of the 2030 Notes, plus accrued and unpaid interest.

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

The Company extinguished $206 million principal amount of the 2026 Convertible Notes in 2021. In addition, between 2022 and 2024, $81 million aggregate principal amount of the 2026 Convertible Notes were converted pursuant to their terms or induced into conversion by the Company, and as of March 14, 2024, no 2026 Convertible Notes remained outstanding. See “—Conversions and Inducements,” for more information.

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

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

Conversions and Inducements

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

(f)	Term Loans

In connection with the signing of the HG Acquisition, the Company entered into a debt commitment letter dated December 5, 2025 with Royal Bank of Canada, RBC Capital Markets and JPMorgan Chase Bank, N.A. (collectively, the “Banks”), pursuant to which the Banks committed, subject to satisfaction of certain customary terms and conditions, to provide the Company with an unsecured 364-day term loan facility in an aggregate principal amount of $800 million (the “Term Loan Bridge Facility”) and an unsecured 3-year term loan facility in an aggregate principal amount of $1.5 billion (the “Term Loan A Facility”). As of December 31, 2025, the Company had not entered into definitive agreements with respect to either of the Term Loan Bridge Facility or the Term Loan A Facility. In connection with the issuance of the 2036 Notes, Antero Resources and the Banks terminated the commitments with respect to the Term Loan Bridge Facility.

(g)	Subsequent Events

Issuance of 2036 Notes

On January 28, 2026, Antero Resources issued $750 million of 5.400% senior notes due February 1, 2036 (the “2036 Notes”) at a price of 99.869% of par. Interest on the 2036 Notes is payable on February 1 and August 1 of each year, commencing August 1, 2026. The 2036 Notes are unsecured and rank pari passu to Antero Resources’ Unsecured Credit Facility, Term Loan A Facility and other outstanding senior notes. The 2036 Notes are not guaranteed by any of Antero Resources’ subsidiaries. Prior to November 1, 2035 (the “Par Call Date”), Antero Resources may redeem all or part of the 2036 Notes at any time at a redemption price equal to the greater of (i) (a) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date (assuming the 2036 Notes mature on the Par Call Date) on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate (as defined in the indenture governing the 2036 Notes) plus 20 basis points less (b) interest accrued to the date of redemption, and (ii) 100% of the principal amount of the 2036 Notes to be redeemed, plus, in either case, accrued and unpaid interest thereon to the redemption date. On or after the Par Call Date, Antero Resources may redeem the 2036 Notes, in whole or in part, at any time and from time to time, at a redemption price equal to 100% of the principal amount of the 2036 Notes being redeemed plus accrued and unpaid interest thereon to the redemption date.

Term Loan A

On February 3, 2026, substantially concurrently with the consummation of the HG Acquisition, Antero Resources entered into the Term Loan A Facility with the Banks. Borrowings are unsecured and are not guaranteed by any of Antero Resources’ subsidiaries. The proceeds of the loans made under the Term Loan A Facility were used to (i) finance a portion of the consideration for the HG Acquisition and (ii) to pay fees and expenses incurred in connection with the transactions related thereto. On February 3, 2026, Antero Resources borrowed $1.5 billion in a single borrowing to partially fund the HG Acquisition. The Term Loan A Facility is scheduled to mature on February 3, 2029.

The Term Loan A Facility contains the same financial covenant as our Unsecured Credit Facility requiring Antero Resources to maintain a ratio on a consolidated basis of total indebtedness to capitalization of 65% or less at the end of each fiscal quarter and other affirmative and negative covenants applicable to Antero Resources that are customary for credit facilities of this type, including, among other things, limitations on: fundamental changes such as mergers, consolidations, liquidations and dissolutions; liens; certain indebtedness; restricted payments such as dividends, distributions and equity repurchases; and material non-arms’-length transactions with its affiliates.

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

The Term Loan A Facility provides for borrowings at Term SOFR or an Alternate Base Rate at our option, in each case, plus an Applicable Rate (each, as defined in the Term Loan A Facility). There is a 0.10% credit adjustment spread on SOFR and a 0.00% floor. The Term Loan A Facility does not amortize. Interest under the Term Loan A Facility is payable at a variable rate based on SOFR or the Alternate Base Rate, determined by election at the time of borrowing and at the end of each applicable interest period in respect of a borrowing, plus an Applicable Rate. The Applicable Rate is determined with reference to Antero Resources’ then-current senior unsecured long-term debt rating, ranging from 1.125% to 2.00% for Term SOFR loans.

Notice of Redemption of 2029 Notes

On February 9, 2026, the Company notified the holders of the 2029 Notes of the Company’s intent to redeem all $365 million aggregate principal amount of the 2029 Notes on February 24, 2026, subject to certain conditions, including the closing of the Utica Shale Divestiture, at a redemption price of 101.271%, plus accrued and unpaid interest.

(8) Asset Retirement Obligations

The following table presents a reconciliation of the Company’s asset retirement obligations (in thousands):

	Year Ended December 31,
	2024	2025
Beginning balance	$59,214	62,001
Obligations incurred	991	697
Accretion expense	3,759	3,892
Settlement of obligations	(3,571)	(270)
Obligations on sold properties	(1,587)	—
Revisions to prior estimates	3,195	6,398
Liabilities classified as held for sale	—	(15,579)
Ending balance	$62,001	57,139

Revisions to prior estimates during the year ended December 31, 2024 was primarily due to decreased estimated well lives. Revisions to prior estimates during the year ended December 31, 2025 was primarily related to increased future plugging and abandonment cost estimates, partially offset by increased estimated well lives. Asset retirement obligations are included in other liabilities on the Company’s consolidated balance sheets.

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

A total of 10,415,568 shares were available for future grant under the Amended AR LTIP as of December 31, 2025.

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

The Company’s equity-based compensation expense, by type of award, is as follows (in thousands):

	Year Ended December 31,
	2023	2024	2025
RSU awards	$32,745	42,780	41,664
PSU awards	25,322	22,177	17,543
Equity awards issued to directors	1,452	1,505	1,605
Total expense	$59,519	66,462	60,812

The total fair value of the Company’s vested equity awards for the years ended December 31, 2023, 2024 and 2025 were $75 million, $74 million and $74 million, respectively.

(a)	Restricted Stock Unit Awards

RSU awards vest subject to the satisfaction of service requirements. Expense related to each RSU award is recognized on a straight-line basis over the requisite service period of the entire award. The grant date fair values of these awards are determined based on the closing price of Antero Resources’ common stock on the date of the grant. The weighted average grant date fair value per share for RSUs granted during the years ended December 31, 2023, 2024 and 2025 were $25.90, $26.52 and $33.64, respectively.

A summary of RSU award activity is as follows:

		Weighted
		Average
	Number	Grant Date
	of Units	Fair Value
Total awarded and unvested—December 31, 2024	3,035,362	$26.05
Granted	1,138,906	33.64
Vested	(1,697,987)	25.85
Forfeited	(139,880)	29.85
Total awarded and unvested—December 31, 2025	2,336,401	$29.67

As of December 31, 2025, there was $42 million of unamortized equity-based compensation expense related to unvested RSUs. That expense is expected to be recognized over a weighted average period of 1.8 years.

(b)	Performance Share Unit Awards

Performance Share Unit Awards Based on Total Shareholder Return

In 2020, the Company granted PSU awards to certain of its executive officers that vested based on Antero Resources’ absolute total shareholder return (“TSR”) determined as of the last day of each of three one-year performance periods ending on April 15, 2021, April 15, 2022 and April 15, 2023, and one cumulative three-year performance period ending on April 15, 2023, in each case, subject to the executive officer’s continued employment through April 15, 2023 (“2020 Absolute TSR PSUs”). The number of shares of common stock that could ultimately be earned following the end of the cumulative three-year performance period ranged from zero to 150% of the target number of PSUs granted. Expense related to these PSUs was recognized on a graded-vested basis over approximately three years. The performance conditions for each of the performance periods ended April 15, 2021, 2022 and 2023 were met. During the year ended December 31, 2023, the 2020 Absolute TSR PSUs vested at 112% of target for all four performance periods and were converted into approximately 0.2 million shares of common stock.

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

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

In 2021, the Company granted PSU awards to certain of its executive officers that vest based on Antero Resources’ absolute TSR determined as of the last day of each of three one-year performance periods ending on April 15, 2022, April 15, 2023, and April 15, 2024, and one cumulative three-year performance period ending on April 15, 2024, in each case, subject to the executive officer’s continued employment through April 15, 2024 (“2021 Absolute TSR PSUs”). The number of shares of common stock that may ultimately be earned following the end of the cumulative three-year performance period with respect to the 2021 Absolute TSR PSUs ranges from zero to 200% of the target number of 2021 Absolute TSR PSUs originally granted. Expense related to these PSUs was recognized on a graded-vested basis over the term of each performance period. The performance condition for the performance period ended April 15, 2023 was not met, and as a result, no vesting for this award tranche was achieved. The performance conditions for each of the performance periods ended April 15, 2022 and 2024 were met at 200% of target, and during the year ended December 31, 2024, the 2021 Absolute TSR PSUs vested and converted into approximately 0.3 million shares of common stock.

In 2022, the Company granted PSU awards to certain of its senior management and executive officers that vest based on Antero Resources’ absolute TSR determined as of the last day of each of three one-year performance periods ending on April 15, 2023, April 15, 2024 and April 15, 2025, and one cumulative three-year performance period ending on April 15, 2025, in each case, subject to certain continued employment criteria (“2022 Absolute TSR PSUs”). The number of shares of common stock that could ultimately be earned following the end of the cumulative three-year performance period with respect to the 2022 Absolute TSR PSUs ranged from zero to 200% of the target number of 2022 Absolute TSR PSUs originally granted. Expense related to these PSUs was recognized on a graded-vested basis over the term of each performance period. The performance conditions for the performance periods ended April 15, 2023, 2024 and 2025 were met cumulatively at 110% of target. During the year ended December 31, 2025, the 2022 Absolute TSR PSUs vested and converted into approximately 0.2 million shares of common stock.

Additionally, in 2022, the Company granted PSU awards to certain of its senior management and executive officers that vest based on Antero Resources’ absolute TSR determined as of the last day of each of three one-year performance periods ending on December 31, 2023, December 31, 2024 and December 31, 2025, and one cumulative three-year performance period ending on December 31, 2025, in each case, subject to certain continued employment criteria (“Special 2022 Absolute TSR PSUs”). The number of shares of common stock that may ultimately be earned following the end of the cumulative three-year performance period with respect to the Special 2022 Absolute TSR PSUs ranges from zero to 200% of the target number of Special 2022 Absolute TSR PSUs originally granted. Expense related to these PSUs was recognized on a graded-vested basis over the term of each performance period. The performance conditions for the performance periods ended December 31, 2023, 2024 and 2025 were met cumulatively at 82% of target. During the first quarter of 2026, the Special 2022 Absolute TSR PSUs will vest and convert into approximately 0.1 million shares of common stock.

In 2023, the Company granted PSU awards to certain of its senior management and executive officers that vest based on Antero Resources’ absolute TSR determined as of the last day of each of three one-year performance periods ending on March 7, 2024, March 7, 2025 and March 7, 2026, and one cumulative three-year performance period ending on March 7, 2026, in each case, subject to certain continued employment criteria (“2023 Absolute TSR PSUs”). The number of shares of common stock that may ultimately be earned following the end of the cumulative three-year performance period with respect to the 2023 Absolute TSR PSUs ranges from zero to 200% of the target number of 2023 Absolute TSR PSUs originally granted. Expense related to these PSUs is recognized on a graded-vested basis over the term of each performance period. The performance condition for the performance period ended March 7, 2024 was not met, and as a result, no vesting for this award tranche was achieved. The performance conditions for the performance period ended March 7, 2025 was met at 200% of target.

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

In 2024, the Company granted PSU awards to certain of its senior management and executive officers that vest based on Antero Resources’ absolute TSR determined as of the last day of each of three one-year performance periods ending on March 7, 2025, March 7, 2026 and March 7, 2027, and one cumulative three-year performance period ending on March 7, 2027, in each case, subject to certain continued employment criteria (“2024 Absolute TSR PSUs”). The number of shares of common stock that may ultimately be earned following the end of the cumulative three-year performance period with respect to the 2024 Absolute TSR PSUs ranges from zero to 200% of the target number of 2024 Absolute TSR PSUs originally granted. Expense related to these PSUs is recognized on a graded-vested basis over the term of each performance period. The performance conditions for the performance period ended March 7, 2025 was met at 200% of target.

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

In 2022, the Company granted PSUs to certain of its senior management and executive officers that vest based on the Company’s total debt less cash and cash equivalents divided by the Company’s Adjusted EBITDAX (as defined in the award agreement) determined as of the last day of each of three one-year performance periods ending on December 31, 2022, December 31, 2023 and December 31, 2024, in each case, subject to certain continued employment criteria (“2022 Leverage Ratio PSUs”). The number of shares of common stock that may ultimately be earned following the end of the third performance period with respect to the 2022 Leverage Ratio PSUs ranges from zero to 200% of the target number of 2022 Leverage Ratio PSUs originally granted. Expense related to the 2022 Leverage Ratio PSUs was recognized on a graded-vested basis over the term of each performance period that reflects the number of shares of common stock that are expected to be issued at the end of each measurement period, and such expense is reversed if the likelihood of achieving the performance condition becomes improbable. The performance conditions for the performance periods ended December 31, 2022, 2023 and 2024 were met cumulatively at 194% of target. During the year ended December 31, 2025, the 2022 Leverage Ratio PSUs vested and converted into approximately 0.3 million shares of common stock.

Additionally, in 2022, the Company granted PSUs to certain of its senior management and executive officers that vest based on the Company’s total debt less cash and cash equivalents divided by the Company’s Adjusted EBITDAX (as defined in the award agreement) determined as of the last day of each of three one-year performance periods ending on December 31, 2023, December 31, 2024 and December 31, 2025, in each case, subject to certain continued employment criteria (“Special 2022 Leverage Ratio PSUs”). The number of shares of common stock that may ultimately be earned following the end of the third performance period with respect to the Special 2022 Leverage Ratio PSUs ranges from zero to 200% of the target number of Special 2022 Leverage Ratio PSUs originally granted. Expense related to the Special 2022 Leverage Ratio PSUs was recognized on a graded-vested basis over the term of each performance period that reflects the number of shares of common stock that are expected to be issued at the end of each measurement period, and such expense is reversed if the likelihood of achieving the performance condition becomes improbable. The performance conditions for the performance periods ended December 31, 2023, 2024 and 2025 were met cumulatively at 194% of target. During the first quarter of 2026, the Special 2022 Leverage Ratio PSUs will vest and convert into approximately 0.3 million

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

shares of common stock.

In 2023, the Company granted PSUs to certain of its senior management and executive officers that vest based on the Company’s total debt less cash and cash equivalents divided by the Company’s Adjusted EBITDAX (as defined in the award agreement) determined as of the last day of each of three one-year performance periods ending on December 31, 2023, December 31, 2024 and December 31, 2025, in each case, subject to certain continued employment criteria (“2023 Leverage Ratio PSUs”). The number of shares of common stock that may ultimately be earned following the end of the third performance period with respect to the 2023 Leverage Ratio PSUs ranges from zero to 200% of the target number of 2023 Leverage Ratio PSUs originally granted. Expense related to the 2023 Leverage Ratio PSUs was recognized on a graded-vested basis over the term of each performance period that reflects the number of shares of common stock that are expected to be issued at the end of each measurement period, and such expense is reversed if the likelihood of achieving the performance condition becomes improbable. The performance conditions for the performance periods ended December 31, 2023, 2024 and 2025 were met cumulatively at 194% of target. During the first quarter of 2026, the 2023 Leverage Ratio PSUs will vest and convert into approximately 0.4 million shares of common stock.

In 2024, the Company granted PSUs to certain of its senior management and executive officers that vest based on the Company’s total debt less cash and cash equivalents divided by the Company’s Adjusted EBITDAX (as defined in the award agreement) determined as of the last day of each of three one-year performance periods ending on December 31, 2024 December 31, 2025 and December 31, 2026, in each case, subject to certain continued employment criteria (“2024 Leverage Ratio PSUs”). The number of shares of common stock that may ultimately be earned following the end of the third performance period with respect to the 2024 Leverage Ratio PSUs ranges from zero to 200% of the target number of 2024 Leverage Ratio PSUs originally granted. Expense related to the 2024 Leverage Ratio PSUs is recognized on a graded-vested basis over the term of each performance period that reflects the number of shares of common stock that are expected to be issued at the end of each measurement period, and such expense is reversed if the likelihood of achieving the performance condition becomes improbable. The performance conditions for each of the performance periods ended December 31, 2024 and 2025 were met at 181% and 200%, respectively, of target.

In March 2025, the Company granted PSUs to certain of its senior management and executive officers that vest based on the Company’s Net Debt to EBITDAX (as defined in the award agreement) determined as of the last day of each of three one-year performance periods ending on December 31, 2025, December 31, 2026 and December 31, 2027, in each case, subject to certain continued employment criteria for each performance period (“2025 Leverage Ratio PSUs”). The 2025 Leverage Ratio PSUs will be settled following the end of each performance period. The aggregate number of shares of common stock that may ultimately be earned with respect to the 2025 Leverage Ratio PSUs ranges from zero to 200% of the target number of 2025 Leverage Ratio PSUs originally granted. Expense related to the 2025 Leverage Ratio PSUs is recognized on a graded-vested basis over the term of each performance period that reflects the number of shares of common stock that are expected to be issued at the end of each measurement period, and such expense is reversed if the likelihood of achieving the performance condition becomes improbable. The performance condition for the performance period ended December 31, 2025 was met at 200% of target.

Summary Information for Performance Share Unit Awards

A summary of PSU activity is as follows:

		Weighted
		Average
	Number	Grant Date
	of Units	Fair Value
Total awarded and unvested—December 31, 2024	1,351,295	$35.27
Granted	289,370	34.33
Vested (1)	(281,318)	41.41
Total awarded and unvested—December 31, 2025	1,359,347	$33.80
(1)	During the year ended December 31, 2025, the 2022 Absolute TSR PSUs and 2022 Leverage Ratio PSUs met the performance criteria to achieve vesting at 110% and 194% of target, respectively, and converted into approximately 0.5 million shares of the Company’s common stock.

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

The grant-date fair values of market-based PSUs were determined using Monte Carlo simulations, which use a probabilistic approach for estimating the fair values of the awards. Expected volatilities were derived from the volatility of the historical stock prices of a peer group of similar publicly-traded companies. The risk-free interest rate was determined using the yield available for zero-coupon U.S. government issues with remaining terms corresponding to the service periods of the PSUs. A dividend yield of zero was assumed. The grant-date fair value for the leverage ratio-based PSUs was based on the closing price of Antero Resources’ common stock on the date of the grant, assuming target achievement of the performance condition. The weighted average grant date fair value per share for PSUs granted during the years ended December 31, 2023, 2024 and 2025 were $28.51, $29.39 and $34.33, respectively.

The following table presents information regarding the weighted average fair values for market-based PSUs, and the assumptions used to determine the fair values:

	Year Ended December 31,
	2023	2024	2025
Dividend yield	—%	—%	—%
Volatility	82%	55%	48%
Risk-free interest rate	4.61%	4.23%	3.97%
Weighted average fair value of awards granted	$33.96	32.29	35.01

As of December 31, 2025, there was $10 million of unamortized equity-based compensation expense related to unvested PSUs. That expense is expected to be recognized over a weighted average period of 1.5 years.

(c)	Stock Options

Stock options granted under the 2013 Plan had a maximum contractual life of 10 years. Expense related to stock options was recognized on a straight-line basis over the requisite service period of the entire award. Stock options were granted with an exercise price equal to or greater than the market price of Antero Resources’ common stock on the dates of grant.

A summary of stock option activity is as follows:

Weighted
		Weighted	Average
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value
	of Options	Price	Life	(in thousands) (1)
Outstanding—December 31, 2024	252,451	$50.00	0.3	$—
Expired	(252,451)	50.00	—	—
Outstanding—December 31, 2025	—	$—	—	—
Vested—December 31, 2025	—	$—	—	$—
Exercisable—December 31, 2025	—	$—	—	$—
(1)	Intrinsic values are based on the exercise price of the options and the closing price of Antero Resources’ common stock on the referenced dates.

A Black-Scholes option-pricing model was used to determine the grant-date fair value of stock options. Expected volatility was derived from the volatility of the historical stock prices of a peer group of similar publicly traded companies’ stock prices as Antero Resources’ common stock had traded for a relatively short period of time at the dates the options were granted. The risk-free interest rate was determined using the implied yield available for zero-coupon U.S. government issues with a remaining term approximating the expected life of the options. A dividend yield of zero was assumed.

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(10) Fair Value

The carrying values of restricted cash, accounts receivable and accounts payable as of December 31, 2024 and 2025 approximated fair value because of their short-term nature. The carrying values of the amounts outstanding under the Unsecured Credit Facility as of December 31, 2024 and 2025 approximated fair value because the variable interest rates are reflective of current market conditions.

The following table sets forth the fair value and carrying value of the Senior Notes (in thousands):

	December 31, 2024		December 31, 2025
	Fair	Carrying	Fair	Carrying
	Value (1)	Value (2)	Value (1)	Value (2)
2026 Notes	$98,924	96,599	—	—
2029 Notes	417,211	404,055	370,431	363,204
2030 Notes	579,660	595,376	607,500	596,172
Total	$1,095,795	1,096,030	977,931	959,376
(1)	Fair values are based on Level 2 market data inputs.
(2)	Carrying values are presented net of unamortized debt issuance costs.

See Note 9—Equity-Based Compensation for information regarding the fair value of equity based awards. See Note 11—Derivative Instruments for information regarding the fair value of derivative financial instruments.

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

The Company was party to various commodity derivative contracts that settled during the years ended December 31, 2023, 2024 and 2025. The Company enters into derivative contracts when management believes that favorable future sales prices for the Company’s production can be secured. Under the Company’s swap agreements, when actual commodity prices upon settlement exceed the fixed price provided by the swap contracts, the Company pays the difference to the counterparty. When actual commodity prices upon settlement are less than the contractually provided fixed price, the Company receives the difference from the counterparty. Under the Company’s basis swap contracts, when actual commodity prices upon settlement exceed the fixed price provided by the swap contracts, the Company receives the difference from the counterparty. When actual commodity prices upon settlement are less than the contractually provided fixed price, the Company pays the difference to the counterparty. Under the Company’s collar agreements, when actual commodity prices upon settlement are below the floor price provided by the contract, the Company receives the difference from the counterparty. When actual commodity prices upon settlement are above the ceiling price, the Company pays the difference to the counterparty.

The Company’s derivative contracts have not been designated as hedges for accounting purposes; therefore, all gains and losses are recognized in the Company’s statements of operations and comprehensive income.

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2025, the Company’s fixed price swap positions were as follows:

				Weighted
				Average
Commodity / Settlement Period	Index	Contracted Volume		Price
Natural Gas
January-December 2026	Henry Hub	770,000	MMBtu/day	$3.90	/MMBtu
January-December 2026	TETCO M2	10,000	MMBtu/day	3.36	/MMBtu
January-December 2027	Henry Hub	330,000	MMBtu/day	3.98	/MMBtu

As of December 31, 2025, the Company’s basis swap positions were as follows:

				Weighted Average
Commodity / Settlement Period	Index to Basis Differential	Contracted Volume		Hedged Differential
Natural Gas
January-December 2026	NYMEX to TETCO M2	150,000	MMBtu/day	$0.85	/MMBtu

As of December 31, 2025, the Company’s collar contract positions were as follows:

				Weighted		Weighted
				Average		Average
Commodity / Settlement Period	Index	Contracted Volume		Ceiling Price		Floor Price
Natural Gas
January-December 2026	Henry Hub	500,000	MMBtu/day	$5.83	/MMBtu	$3.22	/MMBtu
January-December 2027	Henry Hub	10,000	MMBtu/day	5.00	/MMBtu	3.50	/MMBtu

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

As of December 31, 2025, the Company’s call option and embedded put option arrangements were as follows:

						Embedded
				Call Option		Put Option
Commodity / Settlement Period	Index	Contracted Volume		Strike Price		Strike Price
Natural Gas
January-December 2026	Henry Hub	32,000	MMBtu/day	$2.63	/MMBtu	$2.63	/MMBtu

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

During the year ended December 31, 2025, all of Martica’s derivative contracts expired. As of December 31, 2025, Martica had no derivative instruments.

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(b)	Summary

The table below presents a summary of the fair values of the Company’s derivative instruments and where such values are recorded in the consolidated balance sheets (in thousands):

		December 31,
	Balance Sheet Location	2024	2025
Asset derivatives not designated as hedges for accounting purposes:
Commodity derivatives—current	Derivative instruments	$—	68,054
Embedded derivatives—current	Derivative instruments	1,050	859
Commodity derivatives—noncurrent	Derivative instruments	—	12,524
Embedded derivatives—noncurrent	Derivative instruments	1,296	—
Total asset derivatives (1)		2,346	81,437

Liability derivatives not designated as hedges for accounting purposes:
Commodity derivatives—current (2)	Derivative instruments	31,792	—
Commodity derivatives—noncurrent	Derivative instruments	17,233	—
Total liability derivatives (1)		49,025	—

Net derivatives asset (liability) (1)		$(46,679)	81,437
(1)	The fair value of derivative instruments was determined using Level 2 inputs.
(2)	As of December 31, 2024, $2 million of current commodity derivative liabilities are attributable to the Company’s consolidated VIE, Martica.

The following table sets forth the gross values of recognized derivative assets and liabilities, the amounts offset under master netting arrangements with counterparties, and the resulting net amounts presented in the consolidated balance sheets as of the dates presented, all at fair value (in thousands):

	December 31, 2024			December 31, 2025
			Net Amounts of			Net Amounts of
	Gross	Gross	Assets	Gross	Gross	Assets
	Amounts	Amounts Offset	(Liabilities) on	Amounts	Amounts Offset	(Liabilities) on
	Recognized	Recognized	Balance Sheet	Recognized	Recognized	Balance Sheet
Commodity derivative assets	$3,482	(3,482)	—	162,641	(82,063)	80,578
Embedded derivative assets	2,346	—	2,346	859	—	859
Commodity derivative liabilities	(52,507)	3,482	(49,025)	(82,063)	82,063	—

The following table sets forth a summary of derivative fair value gains and losses and where such values are recorded in the consolidated statements of operations and comprehensive income (in thousands):

	Statement of
	Operations	Year Ended December 31,
	Location	2023	2024	2025
Commodity derivative fair value gains (1)	Revenue	$165,448	2,846	112,536
Embedded derivative fair value gains (losses) (1)	Revenue	876	(2,115)	(1,487)
(1)	The fair value of derivative instruments was determined using Level 2 inputs.

Commodity derivative fair value gains (losses) for the year ended December 31, 2023 includes losses of $202 million related to the settlement of certain natural gas derivatives prior to the contractual settlement dates. Payments for these early settlements are classified as operating cash flows on the Company’s consolidated statement of cash flows for the year ended December 31, 2023. There were no early settlements of commodity derivatives during the years ended December 31, 2024 and 2025.

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

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

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(a)	Supplemental Balance Sheet Information Related to Leases

The Company’s lease assets and liabilities consisted of the following items (in thousands):

		December 31,
Leases	Balance Sheet Classification	2024	2025
Operating Leases
Operating lease right-of-use assets:
Processing plants	Operating lease right-of-use assets	$1,365,582	1,135,203
Drilling rigs and completion services	Operating lease right-of-use assets	—	54,968
Gas gathering lines and compressor stations (1)	Operating lease right-of-use assets	1,149,981	912,073
Office space	Operating lease right-of-use assets	33,345	28,400
Office, field and other equipment	Operating lease right-of-use assets	490	1,865
Total operating lease right-of-use assets		$2,549,398	2,132,509
Operating lease liabilities:
Short-term operating lease liabilities	Short-term lease liabilities	$492,624	514,717
Long-term operating lease liabilities	Long-term lease liabilities	2,048,942	1,610,341
Total operating lease liabilities		$2,541,566	2,125,058

Finance Leases
Finance lease right-of-use assets:
Vehicles	Other property and equipment	$2,665	3,486
Total finance lease right-of-use assets (2)		$2,665	3,486
Finance lease liabilities:
Short-term finance lease liabilities	Short-term lease liabilities	$1,270	1,539
Long-term finance lease liabilities	Long-term lease liabilities	1,395	1,947
Total finance lease liabilities		$2,665	3,486
(1)	Gas gathering lines and compressor stations relate to Antero Midstream. See “—Related party lease disclosure” for additional information.
(2)	Financing lease assets are recorded net of accumulated amortization of $3 million as of December 31, 2024 and 2025.

The processing plants, gathering lines and compressor stations that are classified as lease liabilities are classified as such under FASB ASC Topic 842, Leases, because Antero (i) is the sole customer of the assets and (ii) makes the decisions that most impact the economic performance of the assets.

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(b)	Supplemental Information Related to Leases

Costs associated with operating and finance leases were included in the consolidated financial statements as follows (in thousands):

			Year Ended December 31,
Cost	Classification	Location	2023	2024	2025
Operating lease cost	Statement of operations	Gathering, compression, processing and transportation	$1,623,268	1,721,981	1,619,284
Operating lease cost	Statement of operations	General and administrative	12,121	12,345	12,881
Operating lease cost	Statement of operations	Contract termination, loss contingency and settlements	4,227	—	—
Operating lease cost	Statement of operations	Lease operating	84	148	1,077
Operating lease cost	Balance sheet	Proved properties (1)	160,638	131,623	37,721
Total operating lease cost			$1,800,338	1,866,097	1,670,963

Finance lease cost:
Amortization of right-of-use assets	Statement of operations	Depletion, depreciation and amortization	$1,530	1,639	1,768
Interest on lease liabilities	Statement of operations	Interest expense	597	522	520
Total finance lease cost			$2,127	2,161	2,288

Short-term lease payments			$137,781	109,874	154,079
(1)	Capitalized costs related to drilling and completion activities.

(c)	Supplemental Cash Flow Information Related to Leases

The following table presents the Company’s supplemental cash flow information related to leases (in thousands):

	Year Ended December 31,
	2023	2024	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,366,677	1,492,421	1,606,289
Operating cash flows from finance leases	597	522	520
Investing cash flows from operating leases	126,483	97,984	22,072
Financing cash flows from finance leases	830	1,106	1,538

Noncash activities:
Right-of-use assets obtained in exchange for new operating lease obligations	$76,797	97,866	166,711
Decrease to existing right-of-use assets and lease obligations from operating lease modifications, net (1)	$(15,858)	20,911	(14,435)
(1)	During the year ended December 31, 2023, the weighted average discount rate for remeasured operating leases increased from 5.1% as of December 31, 2022 to 6.5% as of December 31, 2023. During the year ended December 31, 2024, the weighted average discount rate for remeasured operating leases decreased from 6.5% as of December 31, 2023 to 5.5% as of December 31, 2024. During the year ended December 31, 2025, the weighted average discount rate for remeasured operating leases increased from 5.5% as of December 31, 2024 to 5.8% as of December 31, 2025.

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(d)    Maturities of Lease Liabilities

The table below is a schedule of future minimum payments for operating and financing lease liabilities as of December 31, 2025 (in thousands):

	Operating Leases	Financing Leases	Total
2026	$642,419	2,036	644,455
2027	487,275	1,064	488,339
2028	406,177	891	407,068
2029	322,110	373	322,483
2030	248,965	—	248,965
Thereafter	408,821	—	408,821
Total lease payments	2,515,767	4,364	2,520,131
Less: imputed interest	(345,884)	(681)	(346,565)
Total	$2,169,883	3,683	2,173,566

(e)    Lease Term and Discount Rate

The following table sets forth the Company’s weighted average remaining lease term and discount rate:

	December 31, 2024		December 31, 2025
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term	6.0 years	2.1 years	5.4 years	2.8 years
Weighted average discount rate	5.5%	8.4%	5.6%	8.5%

(f)   Related Party Lease Disclosure

The Company has gathering and compression service agreements with Antero Midstream that include: (i) the second amended and restated gathering and compression agreement dated December 8, 2019 (the “2019 gathering and compression agreement”), (ii) a gathering and compression agreement from Antero Midstream’s acquisition in 2022 of certain Marcellus gathering and compression assets in an area of dedication (the “Marcellus gathering and compression agreement”) and (iii) a compression agreement from Antero Midstream’s acquisition in 2022 of certain Utica compressors (the “Utica compression agreement”) and (iv) a gathering and compression agreement from Antero Midstream’s acquisition in the second quarter of 2024 of certain central Marcellus gathering and compression assets (the “Mountaineer gathering and compression agreement,” and together with the 2019 gathering and compression agreement, Marcellus gathering and compression agreement and the Utica compression agreement, the “gathering and compression agreements”). Pursuant to the gathering and compression agreements with Antero Midstream, the Company has dedicated substantially all of its current and future acreage in West Virginia, Ohio and Pennsylvania to Antero Midstream for gathering and compression services. The 2019 gathering and compression agreement, Marcellus gathering and compression agreement and Mountaineer gathering and compression agreement have initial terms through 2038, 2031 and 2026, respectively, and the Utica compression agreement has one remaining acreage dedication that expires in 2030. The Utica compression agreement will be assumed by the Buyer Parties at the closing of the Utica Shale Divestiture. Upon expiration of the Marcellus gathering and compression agreement, Utica compression agreement and Mountaineer gathering and compression agreement, Antero Midstream will continue to provide gathering and compression services under the 2019 gathering and compression agreement.

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

Under the gathering and compression agreements, Antero Midstream receives a low pressure gathering fee per Mcf, a high pressure gathering fee per Mcf and a compression fee per Mcf, as applicable, subject to annual adjustments based on CPI. If and to the extent the Company requests that Antero Midstream construct new low pressure lines, high pressure lines and compressor stations, the 2019 gathering and compression agreement contains options at Antero Midstream’s election for either (i) minimum volume commitments that require Antero Resources to utilize or pay for 75% of the high pressure gathering capacity and 70% of the compression capacity of the requested capacity of such new construction for 10 years or (ii) a cost of service fee that allows the Antero Midstream to earn a 13% rate of return on such new construction over seven years. The Marcellus gathering and compression agreement provides for a minimum volume commitment that requires the Company to utilize or pay for 25% of the compression capacity for a period of 10 years from the in-service date. The Mountaineer gathering and compression agreement provides for monthly minimum compression and gathering fees for each compressor station or high pressure gathering line, respectively, for a period of 12 years commencing 90 days after such asset’s in-service date. As of December 31, 2025, the minimum volume commitments for the 2019 gathering and compression agreement end in 2035, and the minimum compression and gathering fees for the Mountaineer gathering and compression agreement end in 2026. As of January 1, 2025, there were no minimum volume commitments under the Marcellus gathering and compression agreement.

The 2019 gathering and compression agreement included a growth incentive fee program that expired on December 31, 2023 whereby low pressure gathering fees were reduced from 2020 through 2023 to the extent the Company achieved certain quarterly volumetric targets. Only the Company’s throughput gathered under the 2019 gathering and compression agreement was considered in the low pressure gathering volume target. The Company earned fee rebates for the year ended December 31, 2023 of $52 million.

Upon completion of the initial contract term, the 2019 gathering and compression agreement will continue in effect from year to year until such time as the agreement is terminated, effective upon an anniversary of the effective date of the agreement, by notice from either the Company or Antero Midstream to the other party on or before the 180th day prior to the anniversary of such agreement

For the years ended December 31, 2023, 2024 and 2025, gathering and compression fees paid by Antero related to these agreements were $738 million, $813 million and $848 million, respectively. As of December 31, 2024 and 2025, $79 million and $85 million, respectively, was included within accounts payable, related parties, on the consolidated balance sheets as due to Antero Midstream related to these agreements.

(13) Income Taxes

The Company’s income tax expense (benefit) consisted of the following (in thousands):

	Year Ended December 31,
	2023	2024	2025
Current:
State	$1,587	455	1,902
Current income tax expense	1,587	455	1,902
Deferred:
U.S. federal	50,969	(107,890)	192,252
State	11,070	(10,750)	21,713
Deferred income tax expense (benefit)	62,039	(118,640)	213,965
Total income tax expense (benefit)	$63,626	(118,185)	215,867

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

Income tax expense (benefit) differs from the amount that would be computed by applying the U.S. statutory federal income tax rate of 21% to income or loss before taxes as a result of the following (in thousands, except percentages):

	Year Ended December 31,
	2023		2024		2025
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory income tax	$75,801	21.0%	$(5,143)	21.0%	$186,991	21.0%
State and local income tax, net of U.S. federal effect (1)	12,657	3.5%	(10,295)	42.0%	23,215	2.6%
Tax credits
Research and development	—	—%	(148,861)	607.9%	(4,375)	(0.5)%
Nontaxable or nondeductible items
Executive compensation	2,279	0.6%	5,184	(21.2)%	13,515	1.5%
Other	439	0.1%	1,037	(4.2)%	431	—%
Changes in unrecognized tax benefits	—	—%	53,590	(218.8)%	(2,663)	(0.3)%
Other items
Noncontrolling interests	(20,774)	(5.8)%	(7,659)	31.3%	(8,431)	(0.9)%
Dividends received deduction	(3,075)	(0.9)%	(4,785)	19.5%	(6,155)	(0.7)%
Equity-based compensation	(3,030)	(0.8)%	(2,390)	9.8%	(1,786)	(0.2)%
NOL adjustments	—	—%	980	(4.0)%	15,186	1.7%
Other	(671)	(0.2)%	157	(0.6)%	(61)	—%
Total income tax expense (benefit) / Effective tax rate	$63,626	17.5%	$(118,185)	482.7%	$215,867	24.2%
(1)	Pennsylvania made up the majority (greater than 50 percent) of the Company’s state income tax expense, net of the federal effect for the years ended December 31, 2023, 2024 and 2025.

Deferred income taxes reflect the impact of temporary differences between assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The tax effect of the temporary differences giving rise to deferred income tax assets and liabilities is as follows (in thousands):

	December 31,
	2024	2025
Deferred income tax assets:
NOL carryforwards	$212,289	266,123
Research and development tax credits, net	95,271	102,309
Interest expense carryforwards	46,452	9,516
Equity-based compensation	6,462	4,132
Investment in Antero Midstream	214,357	194,960
Unrealized losses on derivative instruments	9,863	—
Lease liabilities	555,264	477,262
Asset retirement obligations and other	23,080	29,247
Total deferred income tax assets	1,163,038	1,083,549
Valuation allowance	(43,192)	(39,112)
Deferred income tax assets, net	1,119,846	1,044,437
Deferred income tax liabilities:
Oil and gas properties	1,229,297	1,439,666
Unrealized gains on derivative instruments	—	17,912
Lease right-of-use assets	556,976	478,901
Investment in Martica	24,808	13,837
Other	2,106	1,427
Total deferred income tax liabilities	1,813,187	1,951,743
Deferred tax liability, net	$(693,341)	(907,306)

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

In assessing the realizability of deferred income tax assets, management considers whether some portion or all of the deferred income tax assets will be realized based on a more-likely-than-not standard of judgment. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which the Company’s temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the projections of future taxable income over the periods in which the deferred income tax assets are deductible, management believes that the Company will not realize the benefits of certain of these deductible differences and has recorded a valuation allowance of approximately $43 million and $39 million as of December 31, 2024 and 2025, respectively. The valuation allowance for each of the years ended December 31, 2024 and 2025 relates primarily to Colorado and Oklahoma state NOL carryforwards and is the result of expected future reduced income tax apportionment in those states. The amount of the deferred income tax asset considered realizable could be further reduced in the near term if estimates of future taxable income during the carryforward period are revised.

As of December 31, 2025, the Company has U.S. federal and state NOL carryforwards of approximately $960 million and $1.9 billion, respectively, exclusive of the valuation allowances discussed above. The U.S. federal and West Virginia NOL carryforwards generated in tax years prior to 2018 expire in 2037. For tax years 2018 and thereafter, U.S. federal and West Virginia NOL carryforwards generated in these jurisdictions have no expiration date. The Colorado NOL carryforwards generated in tax years prior to 2018 or after 2020 expire between 2026 and 2044. The Colorado NOL Carryforwards generated in tax years 2018 through 2020 have no expiration date. As of December 31, 2025, the Company has U.S. federal income tax credits of $153 million, excluding related reserves, which expire between 2033 and 2045.

Tax years 2022 through 2025 remain open to examination by the IRS. The Company and its subsidiaries file tax returns with various state taxing authorities, and those returns remain open to examination for tax years 2021 through 2025.

The Company commissioned a multi-year R&D tax credit study related to the Company’s drilling and completion methods that resulted in a favorable adjustment to the Company’s effective tax rate and future tax obligations. The recorded net R&D tax credit, as of December 31, 2025, expected to be utilized in future periods is $102 million. The R&D tax credits expire between 2033 and 2045.

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

The reserve for uncertain tax positions, excluding interest and penalties, is as follows (in thousands):

	Year Ended December 31,
	2023	2024	2025
Beginning balance	$—	—	53,590
Tax positions taken in current year	—	53,590	—
Tax positions taken in the prior year	—	—	(2,663)
Ending balance	$—	53,590	50,927

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(14) Commitments

The following table sets forth a schedule of future minimum payments for the Company’s contractual obligations, which include leases that have a lease term in excess of one year as of December 31, 2025 (in thousands):

		Processing,
		Gathering,
	Firm	Compression	Operating and	Imputed Interest
	Transportation	and Water Service	Financing Leases	for Leases	Other
	(a)	(b)	(c)	(c)	(d)	Total
2026	$1,209,447	32,988	537,006	107,449	17,033	1,903,923
2027	1,203,840	31,699	407,607	80,732	6,088	1,729,966
2028	1,141,428	30,366	347,739	59,329	2,578	1,581,440
2029	785,642	29,857	281,002	41,481	68	1,138,050
2030	695,409	29,121	221,794	27,171	—	973,495
Thereafter	2,988,374	53,356	378,418	30,403	—	3,450,551
Total	$8,024,140	207,387	2,173,566	346,565	25,767	10,777,425

(a)	Firm Transportation

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

The Company’s firm transportation commitments include $220 million related to 300,000 MMBtu/d of REX firm capacity that will be assumed by the Buyer Parties upon the closing of the Utica Shale Divestiture and FERC approval. See Note 3—Transactions for additional information.

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

(c)	Operating and Finance Leases, including Imputed Interest

The Company has obligations under contracts for services provided by drilling rigs and completion fleets, processing, gathering, and compression services agreements, and office and equipment leases. The values in the table represent the gross amounts that Antero Resources is committed to pay; however, the Company will record in its financial statements its proportionate share of costs based on its working interests. The Company’s operating and finance lease commitments do not include obligations for leases that have not yet commenced.

The Company’s future minimum payments for operating and finance leases, including imputed interest, includes $48 million related to contracts that will be assumed by the Buyer Parties at the closing of the Utica Shale Divestiture, which are classified as held for sale as of December 31, 2025. See Note 3—Transactions for additional information.

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

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(e) Contract Terminations

The Company incurs costs associated with the delay or cancellation of certain contracts with third parties. These costs are recorded in contract termination, loss contingency and settlements included in the statements of operations and comprehensive income. During 2023, the Company executed an early termination of its firm transportation commitment of 200,000 MMBtu/d on the Equitrans pipeline and made a cash payment of $24 million. There are no remaining payment obligations related to any delayed or cancelled contracts as of December 31, 2025.

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

The Company is subject to production taxes in the states in which it operates. The Company’s production tax filings in West Virginia for 2018 to 2020 tax years were subject to audit by the State of West Virginia. All assessments received in conjunction with this audit were recorded in the consolidated statement of operations and comprehensive net loss during the year ended December 31, 2024; however, the Company has filed an appeal with regard to such assessments. At this time, the Company believes the outcome of this matter will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

The Company has been named in various lawsuits alleging royalty underpayments, some of which seek class action certification. Pending litigation against the Company and other peer operators could have an impact on the methods for determining royalty payments due to lessors under oil and gas leases, including the amount of permitted post-production costs and types of costs that have been, and may be, deducted from royalty payments, among other things. While the amounts claimed could be material, many of these proceedings are in early stages, involve multiple lease forms with varying royalty provisions and seek or may seek damages the amount of which is currently indeterminate. In a class action lawsuit to which the Company is a party, Jacklin Romeo, et al. v. Antero Resources Corporation, the U.S. District Court for the Northern District of West Virginia certified certain questions to the West Virginia Supreme Court (the “WVSC”) with respect to the interpretation of West Virginia’s implied duty to market gas where a lease lacks any express language regarding the allocation of post-production costs and the treatment of NGLs. The WVSC answered the certified questions in November 2024; however, in December 2024, Antero petitioned the WVSC for rehearing on the certified questions, which stayed the issuance of the mandate required for the November 2024 opinion to take effect. The petition for rehearing was granted by the WVSC on December 31, 2024, and oral argument on the matter was held before the WVSC on April 22, 2025. On June 11, 2025, the WVSC answered the certified questions, the effect of which broadens the scope of products for which the Company will pay royalties and limits the amount of post-production costs the Company deducts from royalty payments, in each case, under leases that do not contain language to the contrary. With respect to the Romeo matter, the Company has accrued an immaterial amount as of December 31, 2025 for estimated damages that is recorded in contract termination, loss contingency and settlements in the consolidated statements of operations and comprehensive income.

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

(16) Related Parties

Substantially all of Antero Midstream’s revenues were and are derived from transactions with Antero Resources. See Note 12—Leases for additional information on the Company’s related party leases. See Note 17—Reportable Segments for the operating results of the Company’s reportable segments.

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(17) Reportable Segments

(a)	Summary of Reportable Segments

The Company’s operations, which are located in the United States, are organized into three reportable segments: (i) exploration and production; (ii) the Company’s equity method investment in Antero Midstream and (iii) marketing. Substantially all of the Company’s production revenues are attributable to customers located in the United States; however, some of the Company’s production revenues are attributable to customers who then transport the Company’s production to foreign countries for resale or consumption. These segments are monitored separately by management for performance and are consistent with internal financial reporting. These segments have been identified based on the differing products and services (including the expertise required for these operations), production processes, customers and distribution methods. The Company’s Chief Executive Officer and President was determined to be the Company’s chief operating decision maker (“CODM”). The CODM evaluates the performance of the Company’s business segments based on operating income (loss). The CODM considered the Company’s actual operating income (loss) as compared to the operating income (loss) for (i) the relevant prior period actual results, (ii) budget and (iii) guidance on a monthly basis for purposes of evaluating performance of each segment and making decisions about allocating capital and other resources to each segment.

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

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(b)	Reportable Segments Financial Information

The operating results and assets of the Company’s reportable segments were as follows (in thousands):

	Year Ended December 31, 2023
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream (1)	Affiliate	Total
Sales and revenues:
Third-party	$4,473,969	206,122	1,414	(1,414)	4,680,091
Intersegment	1,881	—	1,040,357	(1,040,357)	1,881
Total revenue	4,475,850	206,122	1,041,771	(1,041,771)	4,681,972

Operating expenses:
Lease operating	118,441	—	—	—	118,441
Gathering and compression	858,462	—	95,507	(95,507)	858,462
Processing	1,014,181	—	—	—	1,014,181
Transportation	769,715	—	—	—	769,715
Water handling	—	—	117,658	(117,658)	—
Production and ad valorem taxes	158,855	—	—	—	158,855
Marketing	—	284,965	—	—	284,965
General and administrative (excluding equity-based compensation)	164,997	—	39,462	(39,462)	164,997
Equity-based compensation	59,519	—	31,606	(31,606)	59,519
Facility idling	—	—	2,459	(2,459)	—
Depletion, depreciation and amortization	746,849	—	136,059	(136,059)	746,849
Impairment of property and equipment	51,302	—	146	(146)	51,302
Other (2)	34,676	23,763	7,012	(7,012)	58,439
Total operating expenses	3,976,997	308,728	429,909	(429,909)	4,285,725
Operating income (loss)	$498,853	(102,606)	611,862	(611,862)	396,247
Equity in earnings of unconsolidated affiliates	$82,952	—	105,456	(105,456)	82,952
Capital expenditures for segment assets	$1,131,863	—	183,733	(183,733)	1,131,863
(1)	Amounts reflect those recorded in Antero Midstream Corporation’s consolidated financial statements.
(2)	Amounts include charges for exploration expenses, accretion of asset retirement obligations, loss on settlement of asset retirement obligations, contract termination, loss contingency and settlements, loss (gain) on sale of assets, as applicable, which represent segment operating expenses that are not considered significant.

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2024
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream (1)	Affiliate	Total
Sales and revenues:
Third-party	$4,144,229	179,069	1,944	(1,944)	4,323,298
Intersegment	2,298	—	1,104,249	(1,104,249)	2,298
Total revenue	4,146,527	179,069	1,106,193	(1,106,193)	4,325,596

Operating expenses:
Lease operating	118,693	—	—	—	118,693
Gathering and compression	897,160	—	103,053	(103,053)	897,160
Processing	1,069,887	—	—	—	1,069,887
Transportation	735,883	—	—	—	735,883
Water handling	—	—	114,923	(114,923)	—
Production and ad valorem taxes	207,671	—	—	—	207,671
Marketing	—	244,906	—	—	244,906
General and administrative (excluding equity-based compensation)	162,876	—	41,754	(41,754)	162,876
Equity-based compensation	66,462	—	44,332	(44,332)	66,462
Facility idling	—	—	1,721	(1,721)	—
Depletion, depreciation and amortization	762,068	—	140,000	(140,000)	762,068
Impairment of property and equipment	47,433	—	332	(332)	47,433
Other (2)	12,097	—	912	(912)	12,097
Total operating expenses	4,080,230	244,906	447,027	(447,027)	4,325,136
Operating income (loss)	$66,297	(65,837)	659,166	(659,166)	460
Equity in earnings of unconsolidated affiliates	$93,787	—	110,573	(110,573)	93,787
Capital expenditures for segment assets	$716,779	—	172,347	(172,347)	716,779

(1)	Amounts reflect those recorded in Antero Midstream Corporation’s consolidated financial statements.
(2)	Amounts include charges for exploration expenses, accretion of asset retirement obligations, loss on settlement of asset retirement obligations, contract termination, loss contingency and settlements, loss (gain) on sale of assets and other operating expenses, as applicable, which represent segment operating expenses that are not considered significant.

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2025
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream (1)	Affiliate	Total
Sales and revenues:
Third-party	$5,147,647	125,900	2,415	(2,415)	5,273,547
Intersegment	2,276	—	1,186,011	(1,186,011)	2,276
Total revenue	5,149,923	125,900	1,188,426	(1,188,426)	5,275,823

Operating expenses:
Lease operating	135,124	—	—	—	135,124
Gathering and compression	946,900	—	107,846	(107,846)	946,900
Processing	1,125,358	—	—	—	1,125,358
Transportation	785,168	—	—	—	785,168
Water handling	—	—	124,064	(124,064)	—
Production and ad valorem taxes	163,135	—	—	—	163,135
Marketing	—	190,206	—	—	190,206
General and administrative (excluding equity-based compensation)	171,714	—	41,976	(41,976)	171,714
Equity-based compensation	60,812	—	45,958	(45,958)	60,812
Facility idling	—	—	1,801	(1,801)	—
Depletion, depreciation and amortization	749,675	—	134,310	(134,310)	749,675
Impairment of property and equipment	29,358	—	984	(984)	29,358
Loss on long-lived assets	—	—	86,626	(86,626)	—
Other (2)	34,727	—	192	(192)	34,727
Total operating expenses	4,201,971	190,206	543,757	(543,757)	4,392,177
Operating income (loss)	$947,952	(64,306)	644,669	(644,669)	883,646
Equity in earnings of unconsolidated affiliates	$98,484	—	116,439	(116,439)	98,484
Capital expenditures for segment assets	$820,122	—	162,255	(162,255)	820,122
(1)	Amounts reflect those recorded in Antero Midstream Corporation’s consolidated financial statements.
(2)	Amounts include charges for exploration expenses, accretion of asset retirement obligations, contract termination, loss contingency and settlements, loss (gain) on sale of assets and other operating expenses, as applicable, which represent segment operating expenses that are not considered significant.

	As of December 31, 2024
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream (1)	Affiliate	Total
Investments in unconsolidated affiliates	$231,048	—	603,956	(603,956)	231,048
Total assets	12,999,930	10,120	5,761,748	(5,761,748)	13,010,050
(1)	Amounts reflect those recorded in Antero Midstream Corporation’s consolidated financial statements.

	As of December 31, 2025
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream (1)	Affiliate	Total
Investments in unconsolidated affiliates	$245,653	—	585,778	(585,778)	245,653
Total assets	13,238,013	7,394	5,884,116	(5,884,116)	13,245,407
(1)	Amounts reflect those recorded in Antero Midstream Corporation’s consolidated financial statements.

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(18) Supplemental Information on Oil and Gas Producing Activities (Unaudited)

The tables below set forth supplemental information regarding the Company’s consolidated oil and gas producing activities (in thousands). The amounts shown include the Company’s net working interests in all of its oil and gas properties.

(a)	Capitalized Costs Relating to Oil and Gas Producing Activities

	Year Ended December 31,
	2024	2025
Unproved properties	$879,483	796,705
Proved properties	14,395,680	14,049,003
Total oil and gas properties	15,275,163	14,845,708
Accumulated depletion	(5,625,419)	(5,674,702)
Net capitalized costs (1)	$9,649,744	9,171,006
(1)	Net capitalized costs does not include $706 million related to the Utica Shale Properties held for sale as of December 31, 2025, including $28 million for unproved property, $1.0 billion of proved property and $367 million of accumulated depletion. See Note 3—Transactions for additional information.

(b)	Costs Incurred in Certain Oil and Gas Activities

	Year Ended December 31,
	2023	2024	2025
Acquisition costs:
Unproved property	$151,135	90,995	129,247
Development costs	956,267	614,855	677,633
Exploration costs	8,079	—	7,836
Total costs incurred	$1,115,481	705,850	814,716

(c)	Results of Operations for Oil and Gas Producing Activities

	Year Ended December 31,
	2023	2024	2025
Revenues	$4,276,445	4,115,299	5,010,239
Operating expenses:
Production expenses	2,919,654	3,029,294	3,155,685
Exploration expenses	2,691	2,618	2,990
Depletion	738,992	754,010	741,685
Impairment of unproved properties	51,302	47,433	29,358
Results of operations before income taxes	563,806	281,944	1,080,521
Income tax (expense) benefit (1)	(122,695)	33,653	(230,971)
Results of operations	$441,111	315,597	849,550
(2)	Income tax (expense) benefit includes R&D tax credits of $95 million and $7 million for the years ended December 31, 2024 and 2025, respectively, since such credits directly relate to the Company’s oil and gas producing activities.

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(d)	Oil and Gas Reserves

Net proved oil and gas reserves for the years ended December 31, 2023, 2024 and 2025 were prepared by the Company’s reserve engineers and audited by D&M utilizing data compiled by the Company. There are many uncertainties inherent in estimating proved reserve quantities, and projecting future production rates and timing of future development costs. In addition, reserve estimates of new discoveries are more imprecise than those of properties with a production history. Accordingly, these estimates are subject to change as additional information becomes available. All reserves are located in the United States.

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

			Oil and
	Natural Gas	NGLs	Condensate	Equivalents
	(Bcf)	(MMBbl)	(MMBbl)	(Bcfe)
Proved reserves:
December 31, 2022 (1)	10,270	1,217	31	17,759
Revisions	863	54	—	1,187
Extensions, discoveries and other additions	296	18	2	413
Production	(815)	(67)	(4)	(1,238)
December 31, 2023 (1)	10,614	1,222	29	18,121
Revisions	265	31	(2)	435
Extensions, discoveries and other additions	651	21	1	783
Divestitures of reserves	(134)	(8)	(1)	(184)
Production	(793)	(73)	(4)	(1,252)
December 31, 2024 (1)	10,603	1,193	23	17,903
Revisions	1,140	32	1	1,331
Extensions, discoveries and other additions	553	18	1	665
Acquisition of reserves	282	37	—	506
Production	(808)	(72)	(3)	(1,256)
December 31, 2025 (1)	11,770	1,208	22	19,149
(1)	Proved reserves for the noncontrolling interests in Martica as of December 31, 2023 were 75 Bcfe, which consisted of 58 Bcf of natural gas, 3 MMBbl of NGLs and 0.1 MMBbl of oil and condensate. Proved reserves for the noncontrolling interests in Martica as of December 31, 2024 were 57 Bcfe, which consisted of 44 Bcf of natural gas and 2 MMBbl of NGLs. Proved reserves for the noncontrolling interests in Martica as of December 31, 2025 were 38 Bcfe, which consisted of 30 Bcf of natural gas and 1 MMBbl of NGLs.

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

			Oil and
	Natural Gas	NGLs	Condensate	Equivalents
	(Bcf)	(MMBbl)	(MMBbl)	(Bcfe)
Proved developed reserves:
December 31, 2023 (1)	7,912	963	15	13,783
December 31, 2024 (1)	7,876	966	13	13,747
December 31, 2025 (1)	8,388	1,003	12	14,478
Proved undeveloped reserves:
December 31, 2023 (2)	2,702	259	14	4,338
December 31, 2024 (2)	2,727	227	10	4,156
December 31, 2025 (2)	3,382	205	10	4,671
(1)	Proved developed reserves for the noncontrolling interests in Martica as of December 31, 2023 were 75 Bcfe, which consisted of 58 Bcf of natural gas, 3 MMBbl of NGLs and 0.1 MMBbl of oil and condensate. Proved developed reserves for the noncontrolling interests in Martica as of December 31, 2024 were 57 Bcfe, which consisted of 44 Bcf of natural gas and 2 MMBbl of NGLs. Proved developed reserves for the noncontrolling interests in Martica as of December 31, 2025 were 38 Bcfe, which consisted of 30 Bcf of natural gas and 1 MMBbl of NGLs.
(2)	There were no proved undeveloped reserves for the noncontrolling interests in Martica as of December 31, 2023, 2024 and 2025.

2023 Proved Reserve Changes

Significant changes in proved reserves for the year ended December 31, 2023 include the following:

●	Extensions, discoveries, and other additions of 413 Bcfe resulted from delineation and development drilling in the Appalachian Basin.
●	Net upward revisions of 1,187 Bcfe include:
o	Net upward revisions of previous estimates of 814 Bcfe primarily due to increases in the Company’s ownership interests.
o	Net upward revision of 454 Bcfe related to optimization to the Company’s five-year development plan. This figure includes upward revisions of 698 Bcfe for previously proved undeveloped properties reclassified from non-proved properties due to their addition to the Company’s five-year development plan, and downward revisions of 244 Bcfe for locations that were not developed within five years of initial booking as proved reserves.
o	Downward revisions of 81 Bcfe due to decreases in prices for natural gas, NGLs and oil.

2024 Proved Reserve Changes

Significant changes in proved reserves for the year ended December 31, 2024 include the following:

●	Extensions, discoveries, and other additions of 783 Bcfe resulted from delineation and development drilling in the Appalachian Basin.
●	Net upward revisions of 435 Bcfe include:
o	Net upward revisions of previous estimates of 305 Bcfe primarily due to increases in the Company’s ownership interests.
o	Net upward revision of 207 Bcfe related to optimization to the Company’s five-year development plan. This figure includes upward revisions of 416 Bcfe for previously proved undeveloped properties reclassified from non-proved properties due to their addition to the Company’s five-year development plan, and downward revisions of 209 Bcfe for locations that were not developed within five years of initial booking as proved reserves.
o	Downward revisions of 77 Bcfe due to decreases in prices for natural gas and oil, partially offset by increases in prices for NGLs.

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

2025 Proved Reserve Changes

Significant changes in proved reserves for the year ended December 31, 2025 include the following:

●	Extensions, discoveries, and other additions of 665 Bcfe resulted from delineation and development drilling in the Appalachian Basin.
●	Net upward revisions of 1,331 Bcfe include:
o	Net upward revisions of previous estimates of 451 Bcfe primarily due to increases in the Company’s ownership interests.
o	Net upward revision of 743 Bcfe related to optimization to the Company’s five-year development plan. This figure includes upward revisions of 1,045 Bcfe primarily for previously proved undeveloped properties reclassified from non-proved properties due to their addition to the Company’s five-year development plan, and downward revisions of 302 Bcfe for locations that were not developed within five years of initial booking as proved reserves.
o	Upward revisions of 137 Bcfe due to increases in prices for natural gas and ethane, partially offset by decreases in prices for C3+ NGLs and oil.
●	Acquisition of reserves of 506 Bcfe related to the Company’s acquisitions of additional working and royalty interests in certain Antero-operated producing wells for the year ended December 31, 2025.
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

The following table sets forth the Standardized Measure of the discounted future net cash flows attributable to the Company’s proved reserves (in millions):

	Year Ended December 31,
	2023	2024	2025
Future cash inflows	$58,061	52,995	71,879
Future production costs	(41,887)	(41,583)	(46,541)
Future development costs	(2,027)	(2,028)	(2,560)
Future net cash flows before income tax	14,147	9,384	22,778
Future income tax expense	(2,178)	(1,036)	(4,017)
Future net cash flows	11,969	8,348	18,761
10% annual discount for estimated timing of cash flows	(6,874)	(4,853)	(10,651)
Standardized measure of discounted future net cash flows (1)	$5,095	3,495	8,110
(1)	The standardized measure of discounted future net cash flows for the noncontrolling interests in Martica were $170 million, $101 million and $72 million for the years ended December 31, 2023, 2024 and 2025, respectively.

The Company used the following 12-month weighted average prices to estimate its total equivalent reserves (per Mcfe):

	Year Ended December 31,
	2023	2024	2025
12-month weighted average price	$3.20	2.96	3.75

ANTERO RESOURCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(f)	Changes in Standardized Measure of Discounted Future Net Cash Flow

The changes in the Standardized Measure relating to proved oil and natural gas reserves, which were prepared in accordance with the provisions of ASC 932, are as follows (in millions):

	Year Ended December 31,
	2023	2024	2025
Sales of oil and gas, net of productions costs	$(1,357)	(1,086)	(1,855)
Net changes in prices and production costs (1)	(25,672)	(2,231)	6,053
Development costs incurred during the period	637	512	511
Net changes in future development costs	(96)	(117)	(207)
Extensions, discoveries and other additions	69	121	160
Acquisitions of reserves	—	—	284
Divestitures of reserves	—	(34)	—
Revisions of previous quantity estimates	190	105	769
Accretion of discount	2,947	593	383
Net change in income taxes	5,069	498	(1,233)
Changes in timing and other	(256)	39	(250)
Net increase (decrease)	(18,469)	(1,600)	4,615
Beginning of year	23,564	5,095	3,495
End of year (2)	$5,095	3,495	8,110
(1)	The net changes in prices and production costs are calculated prior to the consideration of future income tax expense. The Standardized Measure included future income tax expense of $2.2 billion, $1.0 billion and $4.0 billion for the years ended December 31, 2023, 2024 and 2025, respectively.
(2)	The standardized measure for the noncontrolling interests in Martica were $170 million, $101 million and $72 million for the years ended December 31, 2023, 2024 and 2025, respectively.