Form 10-Q
period 2026-03-31
ANTERO RESOURCES Corp
filed 2026-04-29
CIK 1433270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Number of shares of the registrant’s common stock outstanding as of April 24, 2026 (in thousands): 309,836

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements, although not all forward-looking statements contain such identifying words. When considering these forward-looking statements, investors should keep in mind the risk factors and other cautionary statements in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025. These forward-looking statements are based on management’s current beliefs, based on currently available information, as to the outcome and timing of future events. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

●	natural gas, natural gas liquids (“NGLs”) and oil prices;
●	our ability to execute our business strategy;
●	our production and natural gas, NGLs and oil reserves;
●	our financial strategy, liquidity and capital required for our development program;
●	our ability to obtain debt or equity financing on satisfactory terms to fund acquisitions, expansion projects, capital expenditures, working capital requirements and the repayment or refinancing of indebtedness;
●	risks associated with the successful integration and future performance of the HG Acquisition (as defined in Note 3—Transactions to the unaudited condensed consolidated financial statements);
●	our ability to execute our return of capital program;
●	timing and amount of future production of natural gas, NGLs and oil;
●	impacts of geopolitical events, including the conflicts in Ukraine, Venezuela and in the Middle East, and world health events;
●	our ability to meet minimum volume commitments and to utilize or monetize our firm transportation commitments;
●	marketing of natural gas, NGLs and oil;
●	our future drilling plans;
●	our projected well costs;
●	our hedging strategy and results;
●	costs of developing our properties;
●	uncertainty regarding our future operating results;
●	operations of Antero Midstream Corporation (“Antero Midstream”);
●	competition;
●	government regulations and changes in laws;
●	pending legal or environmental matters;
●	leasehold or business acquisitions;

●	our ability to achieve our greenhouse gas reduction targets and the costs associated therewith;
●	general economic conditions;
●	credit markets; and
●	our other plans, objectives, expectations and intentions contained in this Quarterly Report on Form 10-Q.

We caution investors that these forward-looking statements are subject to all of the risks and uncertainties incidental to our business, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, commodity price volatility, inflation, supply chain or other disruption, availability and cost of drilling, completion and production equipment and services, environmental risks, drilling and completion and other operating risks, marketing and transportation risks, regulatory changes or changes in law, the uncertainty inherent in estimating natural gas, NGLs and oil reserves and in projecting future rates of production, cash flows and access to capital, the timing of development expenditures, conflicts of interest among our stockholders, impacts of geopolitical and world health events, cybersecurity risks, the state of markets for, and availability of, verified quality carbon offsets and the other risks described or referenced under the heading “Item 1A. Risk Factors” herein, including the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”), which is on file with the Securities and Exchange Commission (“SEC”).

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

PART I—FINANCIAL INFORMATION

ANTERO RESOURCES CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

		(Unaudited)
	December 31,	March 31,
	2025	2026
Assets
Current assets:
Restricted cash	$210,000	—
Accounts receivable	33,773	32,449
Accrued revenue	473,453	454,199
Derivative instruments	68,913	163,386
Prepaid expenses	14,554	13,621
Current assets held for sale	20,269	—
Other current assets	10,818	14,273
Total current assets	831,780	677,928
Property and equipment:
Oil and gas properties, at cost (successful efforts method):
Unproved properties	796,705	1,110,301
Proved properties	14,049,003	16,936,783
Other property and equipment	113,020	118,728
	14,958,728	18,165,812
Less accumulated depletion, depreciation and amortization	(5,753,416)	(5,956,634)
Property and equipment, net	9,205,312	12,209,178
Operating leases right-of-use assets	2,132,509	2,090,310
Derivative instruments	12,524	50,812
Investment in unconsolidated affiliate	245,653	253,164
Assets held for sale	754,737	—
Other assets	62,892	68,054
Total assets	$13,245,407	15,349,446
Liabilities and Equity
Current liabilities:
Accounts payable	$49,514	77,965
Accounts payable, related parties	101,454	138,084
Accrued liabilities	338,847	372,850
Revenue distributions payable	384,777	521,927
Derivative instruments	—	5,143
Short-term lease liabilities	516,256	536,304
Deferred revenue, VPP	23,502	23,647
Current liabilities held for sale	62,310	—
Other current liabilities	26,653	17,262
Total current liabilities	1,503,313	1,693,182
Long-term liabilities:
Long-term debt	1,397,976	2,664,797
Deferred income tax liability, net	907,306	1,141,934
Derivative instruments	—	7,380
Long-term lease liabilities	1,612,288	1,549,564
Deferred revenue, VPP	11,946	6,006
Liabilities held for sale	39,789	—
Other liabilities	57,140	63,370
Total liabilities	5,529,758	7,126,233
Commitments and contingencies
Equity:
Stockholders' equity:
Preferred stock, $0.01 par value; authorized - 50,000 shares; none issued	—	—
Common stock, $0.01 par value; authorized - 1,000,000 shares; 308,510 and 309,825 shares issued and outstanding as of December 31, 2025 and March 31, 2026, respectively	3,085	3,098
Additional paid-in capital	5,865,447	5,842,435
Retained earnings	1,682,295	2,217,511
Total stockholders' equity	7,550,827	8,063,044
Noncontrolling interests	164,822	160,169
Total equity	7,715,649	8,223,213
Total liabilities and equity	$13,245,407	15,349,446

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2026
Revenue and other:
Natural gas sales	$780,005	1,311,476
Natural gas liquids sales	561,432	503,649
Oil sales	50,335	46,695
Commodity derivative fair value gains (losses)	(71,671)	35,023
Marketing	25,558	41,661
Amortization of deferred revenue, VPP	6,230	5,795
Other revenue and income	818	827
Total revenue	1,352,707	1,945,126
Operating expenses:
Lease operating	33,986	44,529
Gathering, compression, processing and transportation	695,017	789,106
Production and ad valorem taxes	55,299	80,997
Marketing	42,770	62,553
Exploration	668	792
General and administrative (including equity-based compensation expense of $15,145 and $11,733 in 2025 and 2026, respectively)	62,445	63,340
Depletion, depreciation and amortization	186,352	206,239
Impairment of property and equipment	5,618	948
Accretion of asset retirement obligations	939	1,063
Contract termination, loss contingency and settlements	(1,308)	12,035
Gain on sale of assets	(575)	(45,950)
Other operating expense	24	22
Total operating expenses	1,081,235	1,215,674
Operating income	271,472	729,452
Other income (expense):
Interest expense, net	(23,368)	(36,963)
Equity in earnings of unconsolidated affiliate	28,661	30,118
Loss on early extinguishment of debt	(2,899)	(6,742)
Transaction expense	—	(22,144)
Total other income (expense)	2,394	(35,731)
Income before income taxes	273,866	693,721
Income tax expense	(54,400)	(145,508)
Net income and comprehensive income including noncontrolling interests	219,466	548,213
Less: net income and comprehensive income attributable to noncontrolling interests	11,495	12,997
Net income and comprehensive income attributable to Antero Resources Corporation	$207,971	535,216

Net income per common share—basic	$0.67	1.73
Net income per common share—diluted	$0.66	1.72

Weighted average number of common shares outstanding:
Basic	311,328	308,933
Diluted	314,798	311,426

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands)

			Additional
	Common Stock		Paid-in	Retained	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Interests	Equity
Balances, December 31, 2024	311,165	$3,111	5,909,373	1,109,166	194,883	7,216,533
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	699	7	(16,305)	—	—	(16,298)
Repurchases and retirements of common stock	(280)	(3)	(5,320)	(4,771)	—	(10,094)
Equity-based compensation	—	—	15,145	—	—	15,145
Distributions to noncontrolling interests	—	—	—	—	(15,969)	(15,969)
Net income and comprehensive income	—	—	—	207,971	11,495	219,466
Balances, March 31, 2025	311,584	$3,115	5,902,893	1,312,366	190,409	7,408,783

Balances, December 31, 2025	308,510	$3,085	5,865,447	1,682,295	164,822	7,715,649
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	1,315	13	(34,745)	—	—	(34,732)
Equity-based compensation	—	—	11,733	—	—	11,733
Distributions to noncontrolling interests	—	—	—	—	(17,650)	(17,650)
Net income and comprehensive income	—	—	—	535,216	12,997	548,213
Balances, March 31, 2026	309,825	$3,098	5,842,435	2,217,511	160,169	8,223,213

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2025	2026
Cash flows provided by (used in) operating activities:
Net income including noncontrolling interests	$219,466	548,213
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, amortization and accretion	187,291	207,302
Impairment of property and equipment	5,618	948
Commodity derivative fair value losses (gains)	71,671	(35,023)
Losses on settled commodity derivatives	(11,017)	(165,135)
Deferred income tax expense	53,462	143,820
Equity-based compensation expense	15,145	11,733
Equity in earnings of unconsolidated affiliate	(28,661)	(30,118)
Dividends of earnings from unconsolidated affiliate	31,314	31,314
Amortization of deferred revenue	(6,230)	(5,795)
Amortization of debt issuance costs and other	466	420
Settlement of asset retirement obligations	(54)	(107)
Contract termination, loss contingency and settlements	(1,308)	10,837
Gain on sale of assets	(575)	(45,950)
Loss on early extinguishment of debt	2,899	6,742
Changes in current assets and liabilities:
Accounts receivable	(5,972)	1,302
Accrued revenue	(59,769)	49,149
Prepaid expenses and other current assets	(2,190)	4,596
Accounts payable including related parties	11,995	60,720
Accrued liabilities	(86,552)	(46,571)
Revenue distributions payable	48,286	120,021
Other current liabilities	12,454	(9,360)
Net cash provided by operating activities	457,739	859,058
Cash flows provided by (used in) investing activities:
Additions to unproved properties	(30,407)	(16,922)
Drilling and completion costs	(175,134)	(184,551)
Additions to other property and equipment	(604)	(4,628)
Acquisition of HG Production	—	(2,794,308)
Acquisitions of oil and gas properties	—	(7,631)
Proceeds from asset sales	575	737,123
Change in other assets	(2,321)	(12,569)
Net cash used in investing activities	(207,891)	(2,283,486)
Cash flows provided by (used in) financing activities:
Issuance of senior notes	—	750,000
Repayment of senior notes	(118,046)	(369,997)
Borrowings on Term Loan	—	1,500,000
Repayments on Term Loan	—	(236,000)
Borrowings on Credit Facility	1,308,400	2,079,800
Repayments on Credit Facility	(1,397,500)	(2,445,900)
Repurchases of common stock	(10,094)	—
Payment of debt issuance costs	—	(10,838)
Distributions to noncontrolling interests in Martica Holdings LLC	(15,969)	(17,650)
Employee tax withholding for settlement of equity-based compensation awards	(16,298)	(34,732)
Other	(341)	(255)
Net cash provided by (used in) financing activities	(249,848)	1,214,428
Net decrease in cash, cash equivalents and restricted cash	—	(210,000)
Cash, cash equivalents and restricted cash, beginning of period	—	210,000
Cash, cash equivalents and restricted cash, end of period	$—	—

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$43,078	50,616
Increase (decrease) in accounts payable, accrued liabilities and other current liabilities for additions to property and equipment	$(19,271)	44,277
Increase in accounts payable, related parties for acquisition of HG Production	$—	10,809

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(1) Organization

Antero Resources Corporation (individually referred to as “Antero” and together with its consolidated subsidiaries “Antero Resources,” or the “Company”) is engaged in the development, production, exploration and acquisition of natural gas, NGLs and oil properties in the Appalachian Basin in West Virginia. The Company targets large, repeatable resource plays where horizontal drilling and advanced fracture stimulation technologies provide the means to economically develop and produce natural gas, NGLs and oil from unconventional formations. The Company’s corporate headquarters is located in Denver, Colorado.

(2) Summary of Significant Accounting Policies

(a)	Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC applicable to interim financial information and should be read in the context of the Company’s December 31, 2025 consolidated financial statements and notes thereto for a more complete understanding of the Company’s operations, financial position and accounting policies. The Company’s December 31, 2025 consolidated financial statements were included in Antero Resources’ 2025 Annual Report on Form 10-K, which was filed with the SEC.

These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, and, accordingly, do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of December 31, 2025 and March 31, 2026, results of operations and cash flows for the three months ended March 31, 2025 and 2026. The Company has no items of other comprehensive income; therefore, its net income is equal to its comprehensive income. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the full year because of the impact of fluctuations in prices received for natural gas, NGLs and oil, natural production declines, the uncertainty of exploration and development drilling results, fluctuations in the fair value of derivative instruments and other factors.

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

The Company considers all liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these instruments. From time to time, the Company may be in the position of a “book overdraft” in which outstanding checks exceed cash and cash equivalents. The Company classifies book overdrafts in accounts payable and revenue distributions payable within its condensed consolidated balance sheets, and classifies the change in accounts payable associated with book overdrafts as an operating activity within its unaudited condensed consolidated statements of cash flows. As of December 31, 2025, the book overdrafts included within accounts payable and revenue distributions payable were each $18 million. As of March 31, 2026, the book overdrafts included within accounts payable and revenue distributions payable were $54 million and $42 million, respectively.

(d)	Restricted Cash

The Company classifies restricted cash as all cash that is legally or contractually restricted as to withdrawal or usage, including amounts deposited in escrow that are restricted from use. The Company’s restricted cash as of December 31, 2025 was classified as a current asset because the restriction on such cash was released on February 3, 2026 at the closing of the HG Acquisition (as defined in Note 3—Transactions).

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(e)	Net Income Per Common Share

Net income per common share—basic for each period is computed by dividing net income attributable to Antero by the basic weighted average number of common shares outstanding during the period. Net income per common share—diluted for each period is computed after giving consideration to the potential dilution from outstanding equity-based awards using the treasury stock method. The Company includes restricted stock unit (“RSU”) awards, performance share unit (“PSU”) awards and stock options in the calculation of diluted weighted average common shares outstanding based on the number of common shares that would be issuable if the end of the period was also the end of the performance period required for the vesting of the awards. During periods in which the Company incurs a net loss, diluted weighted average common shares outstanding are equal to basic weighted average common shares outstanding because the effects of all equity-based awards are anti-dilutive.

The following is a reconciliation of the Company’s basic weighted average common shares outstanding to diluted weighted average common shares outstanding during the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2026
Basic weighted average number of common shares outstanding	311,328	308,933
Add: Dilutive effect of RSUs	1,689	1,020
Add: Dilutive effect of PSUs	1,781	1,473
Diluted weighted average number of common shares outstanding	314,798	311,426

Weighted average number of outstanding securities excluded from calculation of diluted net income per common share (1):
Stock options	252	—
(1)	The potential dilutive effects of these securities were excluded from the computation of net income per common share—diluted because the inclusion of these securities would have been anti-dilutive.
(f)	Recently Issued Accounting Standard

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

(3) Transactions

(a)	2025 Drilling Partnership

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

The Company has accounted for the 2025 Drilling Partnership as a conveyance under ASC 932 and such conveyances are recorded in the unaudited condensed consolidated financial statements as the third-party obtains its proportionate working interest in each well. No gain or loss was recognized for any of the interests conveyed during the term of the 2025 Drilling Partnership.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(b)	HG Acquisition

On December 5, 2025, the Company entered into a definitive agreement to acquire 100% of the issued and outstanding equity interests of HG Energy II Production Holdings, LLC (“HG Production”) for total cash consideration of $2.8 billion (the “HG Acquisition”), subject to the terms and conditions thereof. The HG Acquisition included approximately 385,000 net acres in the core of the Marcellus Shale in West Virginia. On December 8, 2025, the Company deposited $210 million into escrow that was credited towards the cash consideration payable at the closing of the HG Acquisition, which was classified as restricted cash on the Company’s consolidated balance sheet as of December 31, 2025. This acquisition closed on February 3, 2026 (the “Closing Date”), with an effective date of January 1, 2026. In light of the nature and location of the assets and operations acquired in the HG Acquisition, the Company and Antero Midstream agreed in principle to certain updates to, and intend to modify, their existing commercial arrangements to provide for on-pad compression with respect to certain wells and to provide certain water services. See Note 15—Related Parties for additional information.

The HG Acquisition has been accounted for using the acquisition method of accounting, with the Company identified as the acquirer of HG Production. Due to the proximity of the HG Acquisition to March 31, 2026, the Company is still completing its analysis of the final purchase price allocation. The Company expects to complete the purchase price allocation during the 12-month period following the Closing Date. The table below summarizes the preliminary purchase price and estimated fair values of assets acquired and liabilities assumed as of February 3, 2026. See Note 10—Fair Value Measurement for additional information on the fair value assumptions and hierarchy used in the HG Acquisition preliminary purchase price allocation.

Preliminary Purchase
(in thousands)	Price Allocation
Cash consideration	$2,804,466

Fair value of assets acquired:
Cash	69
Accounts receivable	2,635
Accrued revenue	114,755
Unproved properties	318,535
Proved properties	2,648,067
Other property and equipment	1,114
Operating lease right-of-use asset	96,002
Derivative instruments	10,082
Total assets acquired	$3,191,259

Fair value of liabilities assumed:
Accounts payable	$389
Accounts payable, related parties	16,671
Accrued liabilities	60,165
Revenue distributions payable	27,961
Operating lease liability	96,002
Derivative instruments	90,001
Deferred income tax liability (1)	90,807
Other liabilities	4,797
Total liabilities assumed	$386,793
(1)	The deferred income tax liability recorded for the HG Acquisition relates to Antero Resources’ treatment of certain assets held by HG Production and its subsidiaries as like-kind replacement property in connection with a reverse like-kind exchange transaction conducted pursuant to Section 1031 of the United States Internal Revenue Code of 1986, as amended, the treasury regulations promulgated thereunder, and IRS Revenue Procedure 2000-37, 2000-2 C.B. 308 (as modified by IRS Revenue Procedure 2004-51, 2004-2 C.B. 294).

The Company’s financial statements include $22 million of acquisition-related costs associated with the HG Acquisition during the three months ended March 31, 2026, which are recorded in transaction expense in the unaudited condensed consolidated statements of operations and comprehensive income.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes amounts contributed by the assets acquired in the HG Acquisition to the Company’s unaudited condensed consolidated results of operations and comprehensive income upon transaction closing on February 3, 2026 (in thousands):

February 3, 2026
through March 31, 2026
Natural gas sales	$178,301
Natural gas liquids sales	15,587
Oil sales	2,801
Commodity derivative fair value gains	49,224
Total revenue	245,913

Net income and comprehensive income including noncontrolling interests (1)	115,757
Less: net income and comprehensive income attributable to noncontrolling interests	—
Net income and comprehensive income attributable to Antero Resources Corporation (1)	$115,757
(1)	Amounts include transaction expense of $22 million related to the HG Acquisition recognized during the three months ended March 31, 2026.

The table below summarizes the Company's results as though the HG Acquisition had been completed on January 1, 2025 (in thousands, except per share data). Certain historical amounts were reclassified to conform to the Company's current financial presentation in the statements of operations and comprehensive income. Such unaudited pro forma information is provided for informational purposes only and does not represent what consolidated results of operations would have been had the HG Acquisition occurred on January 1, 2025 nor are they indicative of future consolidated results of operations.

	Three Months Ended March 31,
(in thousands)	2025	2026
Pro forma revenue and other:
Natural gas sales	$987,857	1,416,153
Natural gas liquids sales	577,523	512,552
Oil sales	51,065	47,870
Commodity derivative fair value losses	(275,497)	(108,741)
Marketing	25,558	41,661
Amortization of deferred revenue, VPP	6,230	5,795
Other revenue and income	2,307	1,291
Pro forma total revenue	1,375,043	1,916,581

Pro forma net income and comprehensive income including noncontrolling interests	111,217	499,675
Less: pro forma net income and comprehensive income attributable to noncontrolling interests	11,495	12,997
Pro forma net income and comprehensive income attributable to Antero Resources Corporation	$99,722	486,678

Pro forma net income per common share—basic	$0.32	1.58
Pro forma net income per common share—diluted	$0.32	1.56

(c)	Utica Shale Divestiture

On December 5, 2025, the Company entered into a purchase and sale agreement with two third-party buyers (collectively, the “Buyer Parties”) to sell the Company’s Utica Shale oil and gas assets (the “Utica Shale Properties”) for aggregate cash consideration of $800 million before closing adjustments, subject to the terms and conditions thereof (the “Utica Shale Divestiture”). The Utica Shale Properties included approximately 80,000 gross (70,000 net) acres located in Ohio and proved reserves of approximately 600 Bcfe as of December 31, 2025. The Utica Shale Divestiture closed on February 23, 2026, with an effective date of July 1, 2025.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

The Utica Shale Properties and its associated assets and liabilities were classified as held for sale as of December 31, 2025 on the Company’s consolidated balance sheet, which relate to the Company’s exploration and production reportable segment. The Utica Shale Divestiture does not qualify as a discontinued operation under FASB ASC Topic 205, Presentation of Financial Statements, as it does not represent a strategic shift that will have a major effect on the Company's operations or financial results.

The cash consideration received for the Utica Shale Divestiture less costs to sell of approximately $740 million was greater than the carrying value of the Utica Shale Properties net assets as of February 23, 2026. Accordingly, the Company recorded a gain on sale of assets of $46 million during the three months ended March 31, 2026 in its unaudited condensed consolidated statements of operations and comprehensive income.

The following table sets forth the carrying value of the Utica Shale Properties’ assets and liabilities held for sale as of December 31, 2025 (in thousands):

December 31, 2025
Current assets:
Accounts receivable	$782
Accrued revenue	19,399
Other current assets	88
Long-term assets:
Unproved properties	27,720
Proved properties	1,045,145
Gathering systems and facilities	5,802
Other property and equipment	581
Less accumulated depletion, depreciation and amortization	(369,995)
Property and equipment, net	709,253
Operating leases right-of-use assets (1)	44,825
Other assets	659
Total assets	$775,006

Current liabilities:
Accounts payable	$2,118
Accounts payable, related parties	4,600
Accrued liabilities	17,650
Revenue distributions payable	17,130
Short-term lease liabilities	20,812
Long-term liabilities:
Long-term lease liabilities	24,210
Other liabilities	15,579
Total liabilities	$102,099
(1)	Substantially all of these operating leases right-of-use-assets relate to a gas gathering line and compressor stations with Antero Midstream. See Note 12— Leases to the unaudited condensed consolidated financial statements for additional information.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(4) Revenue

(a)	Disaggregation of Revenue

The table set forth below presents revenue disaggregated by type and reportable segment to which it relates (in thousands). See Note 16—Reportable Segments to the unaudited condensed consolidated financial statements for additional information.

	Three Months Ended March 31,
	2025	2026	Reportable Segment
Revenues from contracts with customers:
Natural gas sales	$780,005	1,311,476	Exploration and production
Natural gas liquids sales (ethane)	94,480	92,357	Exploration and production
Natural gas liquids sales (C3+ NGLs)	466,952	411,292	Exploration and production
Oil sales	50,335	46,695	Exploration and production
Marketing	25,558	41,661	Marketing
Other revenue	270	269	Exploration and production
Total revenue from contracts with customers	1,417,600	1,903,750
Income (loss) from derivatives, deferred revenue and other sources, net	(64,893)	41,376
Total revenue	$1,352,707	1,945,126

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

Under the Company’s sales contracts, the Company invoices customers after its performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company’s contracts do not give rise to contract assets or liabilities. As of December 31, 2025 and March 31, 2026, the Company’s receivables from contracts with customers were $493 million and $454 million, respectively.

(5) Equity Method Investment

As of December 31, 2025 and March 31, 2026, Antero owned 29% of Antero Midstream’s common stock, which is reflected in Antero’s unaudited condensed consolidated financial statements using the equity method of accounting.

The following table sets forth a reconciliation of Antero’s investment in unconsolidated affiliate (in thousands):

Balance as of December 31, 2025 (1)	245,653
Equity in earnings of unconsolidated affiliate	30,118
Dividends from unconsolidated affiliate	(31,314)
Elimination of intercompany profit	8,707
Balance as of March 31, 2026 (1)	$253,164
(1)	The fair value of the Company’s investment in Antero Midstream as of December 31, 2025 and March 31, 2026 was $2.5 billion and $3.2 billion, respectively, based on the quoted market share price of Antero Midstream.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(6) Accrued Liabilities

Accrued liabilities consisted of the following items (in thousands):

		(Unaudited)
	December 31,	March 31,
	2025	2026
Capital expenditures	$32,656	78,627
Gathering, compression, processing and transportation expenses	169,270	180,477
Marketing expenses	12,851	24,150
Interest expense	24,256	11,208
Production and ad valorem taxes	22,770	10,745
General and administrative expense	40,663	26,548
Contingencies and other	36,381	41,095
Total accrued liabilities	$338,847	372,850

(7) Long-Term Debt

Long-term debt consisted of the following items (in thousands):

		(Unaudited)
	December 31,	March 31,
	2025	2026
Credit Facility	$438,600	72,500
Term Loan	—	1,264,000
7.625% senior notes due 2029	365,353	—
5.375% senior notes due 2030	600,000	600,000
5.400% senior notes due 2036	—	750,000
Total principal	1,403,953	2,686,500
Unamortized debt issuance costs	(5,977)	(21,703)
Long-term debt	$1,397,976	2,664,797

(a)	Credit Facility

On July 30, 2024, Antero Resources entered into an amendment and restatement of its senior revolving credit facility with a syndicate of bank lenders (“Credit Facility”). Borrowings are unsecured and are not guaranteed by any of Antero Resources’ subsidiaries. As of March 31, 2026, the Credit Facility had lender commitments of $1.65 billion and available borrowing capacity of $1.6 billion. The Credit Facility was originally scheduled to mature on July 30, 2029 (the “Maturity Date”); however, Antero Resources may request two one-year extensions of the Maturity Date, subject to satisfaction of certain conditions and consent of the extending lenders. Effective July 30, 2025, Antero Resources obtained the consent of each of the lenders party to the Credit Facility to extend the Maturity Date to July 30, 2030. Commitments under the Credit Facility may be increased by up to $500 million subject to the agreement of Antero Resources, the increasing lenders, and with respect to the addition of new lenders, the consent of the Administrative Agent under the Credit Facility and the lenders with commitments to issue letters of credit under the Credit Facility.

The Credit Facility contains one financial covenant requiring Antero Resources to maintain a ratio on a consolidated basis of total indebtedness to capitalization of 65% or less at the end of each fiscal quarter and other affirmative and negative covenants applicable to Antero Resources and its subsidiaries that are customary for credit facilities of this type, including, among other things, limitations on: fundamental changes such as mergers, consolidations, liquidations and dissolutions; liens; certain indebtedness; restricted payments such as dividends, distributions and equity repurchases; and material non-arms’-length transactions with its affiliates. Antero Resources was in compliance with the financial covenant under the Credit Facility as of December 31, 2025 and March 31, 2026.

The Credit Facility provides for borrowing at Secured Overnight Financing Rate (“SOFR”) or an Alternate Base Rate, in each case, plus an Applicable Rate (each as defined in the Credit Facility). There is a 0.10% credit adjustment spread on SOFR and a 0.00% floor. The Credit Facility does not amortize. Interest under the Credit Facility is payable at a variable rate

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

based on SOFR or the Alternate Base Rate, determined by election at the time of borrowing and at the end of each applicable interest period in respect of a borrowing, plus an Applicable Rate. The Applicable Rate is determined with reference to Antero Resources’ then-current senior unsecured long-term debt rating ranging from 1.125% to 2.00% for SOFR loans. Commitment fees on the unused portion of the Credit Facility are due quarterly at rates ranging from 0.125% to 0.300%, determined with reference to Antero Resources’ then-current senior unsecured long-term debt ratings.

The proceeds of the loans made under the Credit Facility may be used (i) to pay fees and expenses incurred in connection with the transactions related thereto and the refinancing of the Secured Credit Facility (defined below), (ii) to finance working capital needs and (iii) for other general corporate purposes, in each case of Antero Resources and its subsidiaries.

As of December 31, 2025, Antero Resources had an outstanding balance under the Credit Facility of $439 million, with a weighted average interest rate of 5.3%, and outstanding letters of credit of $12 million. As of March 31, 2026, Antero Resources had an outstanding balance under the Credit Facility of $73 million, with a weighted average interest rate of 5.3%, and outstanding letters of credit of $12 million.

(b)	Term Loans

In connection with the signing of the HG Acquisition, Antero Resources entered into a debt commitment letter dated December 5, 2025 with a syndicate of banks (collectively, the “Banks”), pursuant to which the Banks committed, subject to satisfaction of certain customary terms and conditions, to provide Antero Resources with an unsecured 364-day term loan facility in an aggregate principal amount of $800 million (the “Term Loan Bridge Facility”) and an unsecured 3-year term loan facility in an aggregate principal amount of $1.5 billion (the “Term Loan”). As of December 31, 2025, Antero Resources had not entered into definitive agreements with respect to either of the Term Loan Bridge Facility or the Term Loan. In connection with the issuance of the 2036 Notes on January 28, 2026, Antero Resources and the Banks terminated the commitments with respect to the Term Loan Bridge Facility.

On February 3, 2026, substantially concurrently with the consummation of the HG Acquisition, Antero Resources entered into the Term Loan. The Term Loan is unsecured and is not guaranteed by any of Antero Resources’ subsidiaries. The proceeds of the loans made under the Term Loan were used to (i) finance a portion of the consideration for the HG Acquisition and (ii) to pay fees and expenses incurred in connection with the transactions related thereto. On February 3, 2026, Antero Resources borrowed $1.5 billion in a single borrowing to partially fund the HG Acquisition. The Term Loan is scheduled to mature on February 3, 2029.

The Term Loan contains the same financial covenant as our Credit Facility requiring Antero Resources to maintain a ratio on a consolidated basis of total indebtedness to capitalization of 65% or less at the end of each fiscal quarter and other affirmative and negative covenants applicable to Antero Resources that are substantially the same as those covenants in our Credit Facility and otherwise customary for term loans of this type, including, among other things, limitations on: fundamental changes such as mergers, consolidations, liquidations and dissolutions; liens; certain indebtedness; restricted payments such as dividends, distributions and equity repurchases; and material non-arms’-length transactions with its affiliates. Antero Resources was in compliance with the financial covenant under the Term Loan as of March 31, 2026.

The Term Loan provides for borrowings at Term SOFR or an Alternate Base Rate at our option, in each case, plus the Applicable Rate (each, as defined in the Term Loan). There is a 0.10% credit adjustment spread on SOFR and a 0.00% floor. The Term Loan does not amortize. Interest under the Term Loan is payable at a variable rate based on SOFR or the Alternate Base Rate, determined by election at the time of borrowing and at the end of each applicable interest period in respect of a borrowing, plus the Applicable Rate. The Applicable Rate is determined with reference to Antero Resources’ then-current senior unsecured long-term debt rating, ranging from 1.125% to 2.00% for Term SOFR loans.

As of March 31, 2026, Antero Resources had an outstanding balance under the Term Loan of $1.3 billion, with a weighted average interest rate of 5.3%.

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

amount thereof, plus accrued and unpaid interest, and the 2026 Notes were fully retired on such date. Interest on the 2026 Notes was payable on January 15 and July 15 of each year.

(d)	7.625% Senior Notes Due 2029

On January 26, 2021, Antero Resources issued $700 million of 7.625% senior notes due February 1, 2029 (the “2029 Notes”) at par. The Company redeemed or otherwise repurchased $293 million principal amount of the 2029 Notes during 2021 and 2022. During the year ended December 31, 2025, the Company repurchased $42 million principal amount of the 2029 Notes through open market transactions at a weighted average price of approximately 103% of the principal amount thereof, plus accrued and unpaid interest. On February 24, 2026, the Company redeemed the remaining $365 million principal amount of the 2029 Notes at 101.271% of the principal amount thereof, plus accrued and unpaid interest, and the 2029 Notes were fully retired on such date. Interest on the 2029 Notes was payable on February 1 and August 1 of each year.

(e)	5.375% Senior Notes Due 2030

On June 1, 2021, Antero Resources issued $600 million of 5.375% senior notes due March 1, 2030 (the “2030 Notes”) at par. The 2030 Notes are unsecured and rank pari passu to Antero Resources’ Credit Facility, Term Loan and other outstanding senior notes. As of July 30, 2024, the 2030 Notes are not guaranteed by any of Antero Resources’ subsidiaries. Interest on the 2030 Notes is payable on March 1 and September 1 of each year. Antero Resources may redeem all or part of the 2030 Notes at any time at redemption prices ranging from 101.792% as of March 31, 2026 to 100.00% on or after March 1, 2028. If Antero Resources undergoes a change of control followed by a rating decline, the holders of the 2030 Notes will have the right to require Antero Resources to repurchase all or a portion of the notes at a price equal to 101% of the principal amount of the 2030 Notes, plus accrued and unpaid interest.

(f)	5.400% Senior Notes Due 2036

On January 28, 2026, Antero Resources issued $750 million of 5.400% senior notes due February 1, 2036 (the “2036 Notes”) at a price of 99.869% of par. Interest on the 2036 Notes is payable on February 1 and August 1 of each year, commencing August 1, 2026. The 2036 Notes are unsecured and rank pari passu to Antero Resources’ Credit Facility, Term Loan and other outstanding senior notes. The 2036 Notes are not guaranteed by any of Antero Resources’ subsidiaries. Prior to November 1, 2035 (the “Par Call Date”), Antero Resources may redeem all or part of the 2036 Notes at any time at a redemption price equal to the greater of (i) (a) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date (assuming the 2036 Notes mature on the Par Call Date) on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate (as defined in the indenture governing the 2036 Notes) plus 20 basis points less (b) interest accrued to the date of redemption, and (ii) 100% of the principal amount of the 2036 Notes to be redeemed, plus, in either case, accrued and unpaid interest thereon to the redemption date. On or after the Par Call Date, Antero Resources may redeem the 2036 Notes, in whole or in part, at any time and from time to time, at a redemption price equal to 100% of the principal amount of the 2036 Notes being redeemed plus accrued and unpaid interest thereon to the redemption date.

(8) Asset Retirement Obligations

The following table presents a reconciliation of the Company’s asset retirement obligations (in thousands):

Asset retirement obligations—December 31, 2025	$57,139
Obligations incurred	524
Obligations assumed in acquisition	4,797
Accretion expense	1,063
Settlement of obligations	(107)
Revisions to prior estimates	(46)
Asset retirement obligations—March 31, 2026	$63,370

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

A total of 10,080,536 shares were available for future grant under the AR LTIP as of March 31, 2026.

The Company’s equity-based compensation expense, by type of award, is as follows (in thousands):

	Three Months Ended March 31,
	2025	2026
RSU awards	$11,469	8,550
PSU awards	3,263	2,788
Equity awards issued to directors	413	395
Total expense	$15,145	11,733

(a)	Restricted Stock Unit Awards

A summary of RSU award activity is as follows:

		Weighted
		Average
	Number	Grant Date
	of Units	Fair Value
Total awarded and unvested—December 31, 2025	2,336,401	$29.67
Granted	1,011,461	38.83
Vested	(1,171,147)	28.41
Forfeited	(12,659)	31.20
Total awarded and unvested—March 31, 2026	2,164,056	$34.62

As of March 31, 2026, there was $72 million of unamortized equity-based compensation expense related to unvested RSUs. That expense is expected to be recognized over a weighted average period of 2.3 years.

(b)	Performance Share Unit Awards

Performance Share Unit Awards Based on Total Shareholder Return

In October 2022, the Company granted PSU awards to certain of its senior management and executive officers that vest based on Antero Resources’ absolute total shareholder return (“TSR”) determined as of the last day of each of three one-year performance periods ending on December 31, 2023, December 31, 2024 and December 31, 2025, and one cumulative three-year performance period ending on December 31, 2025, in each case, subject to certain continued employment criteria (“2022 Absolute TSR PSUs”). The number of shares of common stock that could ultimately be earned following the end of the cumulative three-year performance period with respect to the 2022 Absolute TSR PSUs ranged from zero to 200% of the target number of 2022 Absolute TSR PSUs originally granted. The performance conditions for the performance periods ended

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2023, 2024 and 2025 were met cumulatively at 82% of target. During the first quarter of 2026, the 2022 Absolute TSR PSUs vested and converted into approximately 0.1 million shares of common stock.

In March 2023, the Company granted PSU awards to certain of its senior management and executive officers that vest based on Antero Resources’ absolute TSR determined as of the last day of each of three one-year performance periods ending on March 7, 2024, March 7, 2025 and March 7, 2026, and one cumulative three-year performance period ending on March 7, 2026, in each case, subject to certain continued employment criteria (“2023 Absolute TSR PSUs”). The number of shares of common stock that could ultimately be earned following the end of the cumulative three-year performance period with respect to the 2023 Absolute TSR PSUs ranged from zero to 200% of the target number of 2023 Absolute TSR PSUs originally granted. The performance condition for the performance period ended March 7, 2024 was not met, and as a result, no vesting for this award tranche was achieved. The performance conditions for the performance periods ended March 7, 2025 and 2026 were met cumulatively at 75% of target. During the first quarter of 2026, the 2023 Absolute TSR PSUs vested and converted into approximately 0.2 million shares of common stock.

In March 2024, the Company granted PSU awards to certain of its senior management and executive officers that vest based on Antero Resources’ absolute TSR determined as of the last day of each of three one-year performance periods ending on March 7, 2025, March 7, 2026 and March 7, 2027, and one cumulative three-year performance period ending on March 7, 2027, in each case, subject to certain continued employment criteria (“2024 Absolute TSR PSUs”). The number of shares of common stock that may ultimately be earned following the end of the cumulative three-year performance period with respect to the 2024 Absolute TSR PSUs ranges from zero to 200% of the target number of 2024 Absolute TSR PSUs originally granted. The performance condition for the performance period ended March 7, 2025 was met at 200% of target. The performance condition for the performance period ended March 7, 2026 was not met. Therefore, none of the 2024 Absolute TSR PSUs related to the performance period ended March 7, 2026 will vest or convert into shares of the Company’s common stock.

In March 2025, the Company granted PSU awards to certain of its senior management and executive officers that vest based on Antero Resources’ absolute TSR determined as of the last day of each of three one-year performance periods ending on March 7, 2026, March 7, 2027 and March 7, 2028, and one cumulative three-year performance period ending on March 7, 2028, in each case, subject to certain continued employment criteria for each performance period (“2025 Absolute TSR PSUs”). The 2025 Absolute TSR PSUs will be settled following the end of each performance period. The aggregate number of shares of common stock that may ultimately be earned with respect to the 2025 Absolute TSR PSUs ranges from zero to 200% of the target number of 2025 Absolute TSR PSUs originally granted. The performance condition for the performance period ended March 7, 2026 was not met. Therefore, none of the 2025 Absolute TSR PSUs related to the performance period ended March 7, 2026 will vest or convert into shares of the Company’s common stock.

In March 2026, the Company granted PSU awards to certain of its senior management and executive officers that vest based on Antero Resources’ absolute TSR determined as of the last day of each of three one-year performance periods ending on March 7, 2027, March 7, 2028 and March 7, 2029, and one cumulative three-year performance period ending on March 7, 2029, in each case, subject to certain continued employment criteria for each performance period (“2026 Absolute TSR PSUs”). The 2026 Absolute TSR PSUs will be settled following the end of each performance period. The aggregate number of shares of common stock that may ultimately be earned with respect to the 2026 Absolute TSR PSUs ranges from zero to 200% of the target number of 2026 Absolute TSR PSUs originally granted. Expense related to these PSUs is recognized on a graded-vested basis over the term of each performance period. Forfeitures are accounted for as they occur by reversing the expense previously recognized for awards that were forfeited during the period.

The following table presents the assumptions used in the Monte Carlo valuation model and the grant date fair value information for the 2026 Absolute TSR PSUs:

Dividend yield	—%
Volatility	42%
Risk-free interest rate	3.56%
Weighted average fair value of awards granted	$43.84

Performance Share Unit Awards Based on Leverage Ratio

In October 2022, the Company granted PSUs to certain of its senior management and executive officers that vest based on the Company’s total debt less cash and cash equivalents divided by the Company’s Adjusted EBITDAX (as defined in the award agreement) (“Net Debt to EBITDAX”) determined as of the last day of each of three one-year performance

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

periods ending on December 31, 2023, December 31, 2024 and December 31, 2025, in each case, subject to certain continued employment criteria (“2022 Leverage Ratio PSUs”). The number of shares of common stock that could ultimately be earned following the end of the cumulative three-year performance period with respect to the 2022 Leverage Ratio PSUs ranged from zero to 200% of the target number of 2022 Leverage Ratio PSUs originally granted. The performance conditions for the performance periods ended December 31, 2023, 2024 and 2025 were met cumulatively at 194% of target. During the first quarter of 2026, the 2022 Leverage Ratio PSUs vested and converted into approximately 0.3 million shares of common stock.

In March 2023, the Company granted PSUs to certain of its senior management and executive officers that vest based on the Company’s Net Debt to EBITDAX (as defined in the award agreement) determined as of the last day of each of three one-year performance periods ending on December 31, 2023, December 31, 2024 and December 31, 2025, in each case, subject to certain continued employment criteria (“2023 Leverage Ratio PSUs”). The number of shares of common stock that could ultimately be earned following the end of the cumulative three-year performance period with respect to the 2023 Leverage Ratio PSUs ranged from zero to 200% of the target number of 2023 Leverage Ratio PSUs originally granted. The performance conditions for the performance periods ended December 31, 2023, 2024 and 2025 were met cumulatively at 194% of target. During the first quarter of 2026, the 2023 Leverage Ratio PSUs vested and converted into approximately 0.4 million shares of common stock.

In March 2025, the Company granted PSUs to certain of its senior management and executive officers that vest based on the Company’s Net Debt to EBITDAX (as defined in the award agreement) determined as of the last day of each of three one-year performance periods ending on December 31, 2025, December 31, 2026 and December 31, 2027, in each case, subject to certain continued employment criteria for each performance period (“2025 Leverage Ratio PSUs”). The 2025 Leverage Ratio PSUs will be settled following the end of each performance period. The aggregate number of shares of common stock that may ultimately be earned with respect to the 2025 Leverage Ratio PSUs ranges from zero to 200% of the target number of 2025 Leverage Ratio PSUs originally granted. The performance condition for the performance period ended December 31, 2025 was met at 200% of target. During the first quarter of 2026, the 2025 Leverage Ratio PSUs related to the performance periods ending on December 31, 2025 vested and converted into approximately 0.1 million shares of common stock.

In March 2026, the Company granted PSUs to certain of its senior management and executive officers that vest based on the Company’s Net Debt to EBITDAX (as defined in the award agreement) determined as of the last day of each of three one-year performance periods ending on December 31, 2026, December 31, 2027 and December 31, 2028, in each case, subject to certain continued employment criteria for each performance period (“2026 Leverage Ratio PSUs”). The 2026 Leverage Ratio PSUs will be settled following the end of each performance period. The aggregate number of shares of common stock that may ultimately be earned with respect to the 2026 Leverage Ratio PSUs ranges from zero to 200% of the target number of 2026 Leverage Ratio PSUs originally granted. Expense related to the 2026 Leverage Ratio PSUs is recognized on a graded-vested basis over the term of each performance period that reflects the number of shares of common stock that are expected to be issued at the end of each measurement period, and such expense is reversed if the likelihood of achieving the performance condition becomes improbable. As of March 31, 2026, the likelihood of achieving the performance conditions related to the 2026 Leverage Ratio PSUs was probable.

Summary Information for Performance Share Unit Awards

A summary of PSU activity is as follows:

		Weighted
		Average
	Number	Grant Date
	of Units	Fair Value
Total awarded and unvested—December 31, 2025	1,359,347	$33.80
Granted	193,146	40.08
Vested	(685,313)	35.15
Forfeited	(78,877)	39.90
Total awarded and unvested—March 31, 2026	788,303	$33.56

As of March 31, 2026, there was $20 million of unamortized equity-based compensation expense related to unvested PSUs. That expense is expected to be recognized over a weighted average period of 1.7 years.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(10) Fair Value Measurement

(a)	Senior Notes

The following table sets forth the fair value and carrying value of the senior notes (in thousands):

			(Unaudited)
	December 31, 2025		March 31, 2026
	Fair	Carrying	Fair	Carrying
	Value (1)	Value (2)	Value (1)	Value (2)
2029 Notes	$370,431	363,204	—	—
2030 Notes	607,500	596,172	602,580	591,971
2036 Notes	—	—	735,225	746,378
Total	$977,931	959,376	1,337,805	1,338,349
(1)	Fair values are based on Level 2 market data inputs.
(2)	Carrying values are presented net of unamortized debt issuance costs.

(b)	Other Assets and Liabilities

The carrying values of restricted cash, accounts receivable and accounts payable as of December 31, 2025 and March 31, 2026 approximated fair value because of their short-term nature. The carrying values of the amounts outstanding under the Credit Facility as of December 31, 2025 and March 31, 2026 and the Term Loan as of March 31, 2026 approximated fair value because the variable interest rates are reflective of current market conditions.

See Note 9—Equity-Based Compensation and Note 11—Derivative Instruments to the unaudited condensed consolidated financial statements for information regarding the fair value of equity-based awards and derivative financial instruments, respectively.

(c)	HG Acquisition

The HG Acquisition was accounted for under the acquisition method of accounting, the Company estimated the fair value of assets acquired and liabilities assumed as of February 3, 2026. See Note 3—Transactions to the unaudited condensed consolidated financial statements for additional information.

The fair value of the derivative instruments acquired in the HG Acquisition were measured using a market approach that uses a third-party pricing service and is based on inputs that are either observable in the market or can be corroborated by market data, whereby it is a Level 2 fair value measurement. The fair values of the developed and undeveloped natural gas properties acquired in the HG Acquisition were measured using discounted cash flow valuation techniques based on inputs that are not observable in the market and, as such, are Level 3 fair value measurements. Significant inputs used in the valuation of developed and undeveloped properties included commodity prices, projected reserve quantities, estimated future rates of production, projected reserve recovery factors, development plans (including timing and amount of development), future development costs, operating costs and a weighted-average cost of capital of 9.0%. The fair value of undeveloped acreage with no future development plans acquired in the HG Acquisition was measured using a cost approach based on inputs that are not observable in the market, whereby it is a Level 3 fair value measurement. The significant input used in the valuation of undeveloped acreage with no future development plans was mineral lease acreage prices evaluated from a market participant perspective.

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

The Company was party to various commodity derivative contracts that settled during the three months ended March 31, 2025 and 2026. The Company enters into derivative contracts when management believes that favorable future sales prices for the Company’s production can be secured. The Company’s derivative contracts have not been designated as hedges for accounting purposes; therefore, all gains and losses are recognized in the Company’s unaudited condensed consolidated statements of operations and comprehensive income.

Fixed Price Swaps

As of March 31, 2026, the Company’s fixed price swap positions were as follows:

				Weighted
				Average
Commodity / Settlement Period	Index	Contracted Volume		Price
Natural Gas
April-June 2026	Dom South	10,000	MMBtu/day	$3.26	/MMBtu
April-December 2026	Henry Hub	1,286,727	MMBtu/day	3.92	/MMBtu
April-December 2026	TETCO M2	10,000	MMBtu/day	3.36	/MMBtu
January-December 2027	Henry Hub	915,329	MMBtu/day	3.88	/MMBtu
January-December 2027	Dom South	20,000	MMBtu/day	2.93	/MMBtu
January-December 2028	Henry Hub	174,973	MMBtu/day	3.78	/MMBtu
January-December 2028	Dom South	30,000	MMBtu/day	2.88	/MMBtu
January-December 2028	TETCO M2	60,000	MMBtu/day	2.92	/MMBtu
Propane
April-June 2026	Mont Belvieu Propane-OPIS TET	1,500	Bbl/day	33.26	/Bbl

Under the Company’s fixed price swap agreements, when actual commodity prices upon settlement exceed the fixed price provided by the contracts, the Company pays the difference to the counterparty. When actual commodity prices upon settlement are less than the contractually provided fixed price, the Company receives the difference from the counterparty.

Basis Swaps

As of March 31, 2026, the Company’s basis swap positions were as follows:

				Weighted Average
Commodity / Settlement Period	Index to Basis Differential	Contracted Volume		Price
Natural Gas
April-December 2026	NYMEX to TETCO M2	423,382	MMBtu/day	$(0.96)	/MMBtu
April-December 2026	NYMEX to Dom South	220,000	MMBtu/day	(0.99)	/MMBtu
April-December 2026	NYMEX to TCO	100,000	MMBtu/day	(0.82)	/MMBtu
January-December 2027	NYMEX to TETCO M2	302,959	MMBtu/day	(0.93)	/MMBtu
January-December 2027	NYMEX to Dom South	154,630	MMBtu/day	(1.00)	/MMBtu
January-December 2027	NYMEX to TCO	74,795	MMBtu/day	(0.78)	/MMBtu
January-December 2028	NYMEX to TETCO M2	104,863	MMBtu/day	(0.88)	/MMBtu
January-December 2028	NYMEX to Dom South	54,973	MMBtu/day	(0.95)	/MMBtu
January-December 2028	NYMEX to TCO	29,945	MMBtu/day	(0.81)	/MMBtu

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Under the Company’s basis swap contracts, when actual commodity prices upon settlement are lower than the fixed price provided by the contracts, the Company receives the difference from the counterparty. When actual commodity prices upon settlement are higher than the contractually provided fixed price, the Company pays the difference to the counterparty.

Short Calls

As of March 31, 2026, the Company’s short call contract positions were as follows:

				Weighted
				Average
Commodity / Settlement Period	Index	Contracted Volume		Price
Natural Gas
April-December 2026	Henry Hub	26,691	MMBtu/day	$7.22	/MMBtu
January-December 2027	Henry Hub	24,959	MMBtu/day	7.10	/MMBtu

Under the Company’s short call contracts, when actual commodity prices upon settlement exceed the fixed price provided by the contracts, the Company pays the difference to the counterparty.

Collars

As of March 31, 2026, the Company’s collar contract positions were as follows:

				Weighted		Weighted
				Average		Average
Commodity / Settlement Period	Index	Contracted Volume		Ceiling Price		Floor Price
Natural Gas
April-December 2026 (1)	Henry Hub	585,345	MMBtu/day	$5.53	/MMBtu	$3.21	/MMBtu
January-December 2027	Henry Hub	57,425	MMBtu/day	4.62	/MMBtu	3.46	/MMBtu
(1)	Includes a call option and an embedded put option for 32,000 MMBtu/day at a strike price of $2.63/MMBtu tied to NYMEX pricing for the production volumes associated with the Company’s retained interest in the volumetric production payment transaction (“VPP”) properties. The Company bifurcated the embedded put option and reflects it at fair value in the unaudited condensed consolidated financial statements.

Under the Company’s collar agreements, when actual commodity prices upon settlement are below the floor price provided by the contract, the Company receives the difference from the counterparty. When actual commodity prices upon settlement are above the ceiling price, the Company pays the difference to the counterparty.

Three-Way Collars

As of March 31, 2026, the Company’s three-way collar contract positions were as follows:

				Weighted		Weighted		Weighted
		Contracted		Average		Average		Average
Commodity / Settlement Period	Index	Volume		Ceiling Price		Floor Price		Sub-Floor Price
Natural Gas
April-December 2026	Henry Hub	23,309	MMBtu/day	$4.76	/MMBtu	$3.64	/MMBtu	$2.82	/MMBtu
January-December 2027	Henry Hub	22,466	MMBtu/day	4.68	/MMBtu	3.66	/MMBtu	2.55	/MMBtu

Under the Company’s three-way collar agreements, when actual commodity prices upon settlement are below the floor price provided by the contract, the Company receives the difference from the counterparty. When actual commodity prices upon settlement are above the ceiling price, the Company pays the difference to the counterparty. When actual commodity prices are below the sub-floor price, the Company pays the difference to the counterparty.

Martica

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

During the three months ended March 31, 2025, all of Martica’s derivative contracts expired. As of March 31, 2026, Martica had no derivative instruments.

(b)	Summary

The table below presents a summary of the fair values of the Company’s derivative instruments and where such values are recorded in the condensed consolidated balance sheets (in thousands).

			(Unaudited)
		December 31,	March 31,
	Balance Sheet Location	2025	2026
Asset derivatives not designated as hedges for accounting purposes:
Commodity derivatives—current	Derivative instruments	$68,054	162,634
Embedded derivatives—current	Derivative instruments	859	752
Commodity derivatives—noncurrent	Derivative instruments	12,524	50,812
Total asset derivatives (1)		81,437	214,198

Liability derivatives not designated as hedges for accounting purposes:
Commodity derivatives—current	Derivative instruments	—	5,143
Commodity derivatives—noncurrent	Derivative instruments	—	7,380
Total liability derivatives (1)		—	12,523

Net derivatives asset (1)		$81,437	201,675
(1)	The fair value of derivative instruments was determined using Level 2 inputs.

The following table sets forth the gross values of recognized derivative assets and liabilities, the amounts offset under master netting arrangements with counterparties, and the resulting net amounts presented in the condensed consolidated balance sheets as of the dates presented, all at fair value (in thousands):

				(Unaudited)
	December 31, 2025			March 31, 2026
						Net Amounts of
	Gross	Gross	Net Amounts of	Gross	Gross	Assets
	Amounts	Amounts Offset	Assets on	Amounts	Amounts Offset	(Liabilities) on
	Recognized	Recognized	Balance Sheet	Recognized	Recognized	Balance Sheet
Commodity derivative assets	$162,641	(82,063)	80,578	429,394	(215,948)	213,446
Embedded derivative assets	859	—	859	752	—	752
Commodity derivative liabilities	(82,063)	82,063	—	(228,471)	215,948	(12,523)

The following table sets forth a summary of derivative fair value gains and losses and where such values are recorded in the unaudited condensed consolidated statements of operations and comprehensive income (in thousands):

	Statement of	Three Months Ended March 31,
	Operations Location	2025	2026
Commodity derivative fair value gains (losses) (1)	Revenue	$(70,461)	35,131
Embedded derivative fair value losses (1)	Revenue	(1,210)	(108)
(1)	The fair value of derivative instruments was determined using Level 2 inputs.

(12) Leases

The Company leases certain office space, processing plants, drilling rigs and completion services, gas gathering lines, compressor stations, and other office and field equipment. Leases with an initial term of 12 months or less are considered

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(a)	Supplemental Balance Sheet Information Related to Leases

The Company’s lease assets and liabilities consisted of the following items (in thousands):

			(Unaudited)
		December 31,	March 31,
Leases	Balance Sheet Classification	2025	2026
Operating Leases
Operating lease right-of-use assets:
Processing plants	Operating lease right-of-use assets	$1,135,203	1,081,562
Drilling rigs and completion services	Operating lease right-of-use assets	54,968	128,074
Gas gathering lines and compressor stations (1)	Operating lease right-of-use assets	912,073	851,875
Office space	Operating lease right-of-use assets	28,400	27,102
Office, field and other equipment	Operating lease right-of-use assets	1,865	1,697
Total operating lease right-of-use assets		$2,132,509	2,090,310
Operating lease liabilities:
Short-term operating lease liabilities	Short-term lease liabilities	$514,717	535,064
Long-term operating lease liabilities	Long-term lease liabilities	1,610,341	1,547,939
Total operating lease liabilities		$2,125,058	2,083,003
Finance Leases
Finance lease right-of-use assets:
Vehicles	Other property and equipment	$3,486	2,866
Total finance lease right-of-use assets (2)		$3,486	2,866
Finance lease liabilities:
Short-term finance lease liabilities	Short-term lease liabilities	$1,539	1,240
Long-term finance lease liabilities	Long-term lease liabilities	1,947	1,625
Total finance lease liabilities		$3,486	2,865
(1)	Gas gathering lines and compressor stations relate to Antero Midstream. See “—Related Party Lease Disclosure” for additional discussion.
(2)	Financing lease assets are recorded net of accumulated amortization of $3 million as of December 31, 2025 and March 31, 2026.

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

(b)	Supplemental Information Related to Leases

Costs associated with operating and finance leases were included in the unaudited condensed consolidated statement of operations and comprehensive income (in thousands):

			Three Months Ended March 31,
Cost	Classification	Location	2025	2026
Operating lease cost	Statement of operations	Gathering, compression, processing and transportation	$395,121	427,198
Operating lease cost	Statement of operations	General and administrative	3,141	3,355
Operating lease cost	Statement of operations	Lease operating	225	372
Operating lease cost	Balance sheet	Proved properties (1)	7,399	19,793
Total operating lease cost			$405,886	450,718

Finance lease cost:
Amortization of right-of-use assets	Statement of operations	Depletion, depreciation and amortization	$409	477
Interest on lease liabilities	Statement of operations	Interest expense, net	118	124
Total finance lease cost			$527	601

Short-term lease payments			$42,906	31,085
(1)	Capitalized costs related to drilling and completion activities.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(c)	Supplemental Cash Flow Information Related to Leases

The following table presents the Company’s supplemental cash flow information related to leases (in thousands):

	Three Months Ended March 31,
	2025	2026
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$390,822	533,660
Operating cash flows from finance leases	118	124
Investing cash flows from operating leases	4,510	14,914
Financing cash flows from finance leases	337	255

Noncash activities:
Right-of-use assets obtained in exchange for new operating lease obligations	$126,280	96,125
Decrease to existing right-of-use assets and lease obligations from operating lease modifications, net (1)	$(14,517)	(44,825)
(1)	During the three months ended March 31, 2025, the weighted average discount rate for remeasured operating leases increased from 5.5% as of December 31, 2024 to 5.8% as of March 31, 2025. There were no operating lease remeasurements during the three months ended March 31, 2026.

(d)	Maturities of Lease Liabilities

The table below is a schedule of future minimum payments for operating and financing lease liabilities as of March 31, 2026 (in thousands):

	Operating Leases	Financing Leases	Total
Remainder of 2026	$499,884	1,165	501,049
2027	517,075	1,003	518,078
2028	403,845	868	404,713
2029	322,117	364	322,481
2030	248,972	—	248,972
Thereafter	408,821	—	408,821
Total lease payments	2,400,714	3,400	2,404,114
Less: imputed interest	(317,711)	(535)	(318,246)
Total	$2,083,003	2,865	2,085,868

(e)	Lease Term and Discount Rate

The following table sets forth the Company’s weighted average remaining lease term and discount rate:

(Unaudited)
	December 31, 2025		March 31, 2026
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term	5.4 years	2.8 years	5.2 years	2.7 years
Weighted average discount rate	5.6%	8.5%	5.6%	8.5%

(f)	Related Party Lease Disclosure

The Company has gathering and compression service agreements with Antero Midstream that include: (i) the second amended and restated gathering and compression agreement dated December 8, 2019, including the updates agreed to in principle as it relates to the HG Acquisition (the “2019 gathering and compression agreement”), (ii) a gathering and compression agreement from Antero Midstream’s acquisition in 2022 of certain Marcellus gathering and compression assets in an area of dedication (the “Marcellus gathering and compression agreement”) and (iii) a gathering and compression agreement from Antero Midstream’s acquisition in the second quarter of 2024 of certain central Marcellus gathering and compression assets (the “Mountaineer gathering and compression agreement”). The Company also had a compression agreement from Antero Midstream’s acquisition in 2022 of certain Utica compressors that was divested at the closing of the Utica Shale

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Divestiture on February 23, 2026 (the “Utica compression agreement” and together with the 2019 gathering and compression agreement, the Marcellus gathering and compression agreement and the Mountaineer gathering and compression agreement, the “gathering and compression agreements”). Pursuant to the gathering and compression agreements with Antero Midstream, the Company has dedicated substantially all of its current and future acreage in West Virginia, Ohio and Pennsylvania to Antero Midstream for gathering and compression services. The 2019 gathering and compression agreement, Marcellus gathering and compression agreement and Mountaineer gathering and compression agreement have initial terms through 2038, 2031 and 2026, respectively. Upon expiration of the Marcellus gathering and compression agreement and Mountaineer gathering and compression agreement, Antero Midstream will continue to provide gathering and compression services under the 2019 gathering and compression agreement.

Under the gathering and compression agreements, Antero Midstream receives a gathering fee per Mcf, a centralized compression fee per Mcf and high pressure gathering fee per Mcf, as applicable, subject to annual Consumer Price Index (“CPI”)-based adjustments. In addition, Antero Midstream receives fees for on-pad compression that include (i) reimbursement of Antero Midstream’s third-party out-of-pocket costs plus 3% for on-pad compression services provided by third-party-owned equipment and (ii) a cost of service fee that allows Antero Midstream to earn a return on capital invested of 13% per annum over a period of seven years for on-pad compression services provided by Antero Midstream-owned assets. If and to the extent the Company requests that Antero Midstream construct gathering lines, centralized compressor stations and/or high pressure lines, the 2019 gathering and compression agreement contains options at Antero Midstream’s election for either (i) minimum volume commitments that require Antero Resources to utilize or pay for 70% of the centralized compression capacity and 75% of the high pressure gathering capacity of the requested capacity of such new construction for 10 years or (ii) a cost of service fee that allows Antero Midstream to earn a return on capital invested of 13% per annum over a period of seven years. The Marcellus gathering and compression agreement provides for a minimum volume commitment that requires the Company to utilize or pay for 25% of the compression capacity for a period of 10 years from the in-service date. The Mountaineer gathering and compression agreement provides for monthly minimum compression and gathering fees for each compressor station or high pressure gathering line, respectively, for a period of 12 years commencing 90 days after such asset’s in-service date. As of March 31, 2026, the minimum volume commitments for the 2019 gathering and compression agreement end in 2035, and the minimum compression and gathering fees for the Mountaineer gathering and compression agreement end in 2026. As of January 1, 2025, there were no minimum volume commitments under the Marcellus gathering and compression agreement.

Upon completion of the initial contract term, the 2019 gathering and compression agreement will continue in effect from year to year until such time as the agreement is terminated, effective upon an anniversary of the effective date of the agreement, by notice from either the Company or Antero Midstream to the other party on or before the 180th day prior to the anniversary of such agreement.

Gathering and compression fees paid by the Company related to these agreements were $205 million and $231 million for the three months ended March 31, 2025 and 2026, respectively. As of December 31, 2025 and March 31, 2026, $85 million and $105 million, respectively, was included within accounts payable, related parties on the condensed consolidated balance sheets as due to Antero Midstream related to these agreements.

(13) Commitments

The following table sets forth a schedule of future minimum payments for the Company’s contractual obligations, which include leases that have a lease term in excess of one year as of March 31, 2026 (in thousands):

		Processing,
		Gathering,
	Firm	Compression	Operating and	Imputed Interest
	Transportation	and Water Service	Financing Leases	for Leases	Other
	(a)	(b)	(c)	(c)	(d)	Total
Remainder of 2026	$938,779	52,179	422,332	78,717	11,589	1,503,596
2027	1,234,571	92,254	436,919	81,159	6,088	1,850,991
2028	1,171,165	113,591	345,399	59,314	2,578	1,692,047
2029	810,087	112,965	281,000	41,481	68	1,245,601
2030	739,404	112,013	221,800	27,172	—	1,100,389
Thereafter	3,160,069	558,792	378,418	30,403	—	4,127,682
Total	$8,054,075	1,041,794	2,085,868	318,246	20,323	11,520,306

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(a)	Firm Transportation

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

The Company incurs costs associated with the delay or cancellation of certain contracts with third-parties. These costs are recorded in contract termination, loss contingency and settlements in the unaudited condensed consolidated statements of operations and comprehensive income. There are no remaining payment obligations related to any delayed or cancelled contracts as of March 31, 2026.

(14) Contingencies

(a)	Environmental

In June 2018, the Company received a Notice of Violation (“NOV”) from the U.S. Environmental Protection Agency (“EPA”) Region III for alleged violations of the federal Clean Air Act and the West Virginia State Implementation Plan. The NOV alleges that combustion devices at these facilities did not meet applicable air permitting requirements. Separately, in June 2018, the Company received an information request from the EPA Region III pursuant to Section 114(a) of the Clean Air Act relating to the facilities that were inspected in September 2017 as well as additional Antero Resources facilities for the purpose of determining if the additional facilities have the same alleged compliance issues that were identified during the September 2017 inspections. Subsequently, the West Virginia Department of Environmental Protection (“WVDEP”) and the EPA Region V (covering Ohio facilities) each conducted its own inspections, and the Company has separately received NOVs from WVDEP and EPA Region V related to similar issues being investigated by the EPA Region III. On February 13, 2026, the Company entered into a Consent Decree with the DOJ and WVDEP resolving the alleged violations. The Consent Decree requires Antero to pay a total penalty of approximately $3.8 million (split between the U.S. and West Virginia) and take certain other actions. The federal district court approved the Consent Decree on March 31, 2026, and this matter is now resolved. The

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

penalty and any additional obligations pursuant to the Consent Decree are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

(b)	Production Taxes

The Company is subject to production taxes in the states in which it operates. The Company’s production tax filings in West Virginia for 2018 to 2020 tax years were subject to audit by the State of West Virginia. All assessments received in conjunction with this audit were recorded in the consolidated statement of operations and comprehensive net loss during the year ended December 31, 2024; however, the Company has filed an appeal with regard to such assessments. The Company’s production tax filings in West Virginia for 2022 to 2024 tax years are currently under audit by the State of West Virginia. At this time, the Company believes the outcome of this matter will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

The Company has been named in various lawsuits alleging royalty underpayments, some of which seek class action certification. Pending litigation against the Company and other peer operators could have an impact on the methods for determining royalty payments due to lessors under oil and gas leases, including the amount of permitted post-production costs and types of costs that have been, and may be, deducted from royalty payments, among other things. While the amounts claimed could be material, many of these proceedings are in early stages, involve multiple lease forms with varying royalty provisions and seek or may seek damages the amount of which is currently indeterminate. In a class action lawsuit to which the Company is a party, Jacklin Romeo, et al. v. Antero Resources Corporation, the U.S. District Court for the Northern District of West Virginia certified certain questions to the West Virginia Supreme Court (the “WVSC”) with respect to the interpretation of West Virginia’s implied duty to market gas where a lease lacks any express language regarding the allocation of post-production costs and the treatment of NGLs. The WVSC answered the certified questions in November 2024; however, in December 2024, Antero petitioned the WVSC for rehearing on the certified questions, which stayed the issuance of the mandate required for the November 2024 opinion to take effect. The petition for rehearing was granted by the WVSC on December 31, 2024, and oral argument on the matter was held before the WVSC on April 22, 2025. On June 11, 2025, the WVSC answered the certified questions, the effect of which broadens the scope of products for which the Company will pay royalties and limits the amount of post-production costs the Company deducts from royalty payments, in each case, under leases that do not contain language to the contrary. With respect to the Romeo matter, the Company has accrued an immaterial amount as of December 31, 2025 and March 31, 2026 for estimated damages that is recorded in contract termination, loss contingency and settlements in the unaudited condensed consolidated statements of operations and comprehensive income.

The WVSC’s answers to the certified questions in the Romeo matter could also impact past royalty payments made by the Company, as well as royalty payments owed in the future, under certain of the Company’s other leases that are not at issue in the Romeo matter. While the Company cannot predict with certainty the timing and ultimate outcome of any other currently

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

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

In light of the nature and location of the assets and operations acquired in the HG Acquisition, the Company and Antero Midstream agreed in principle to certain updates to, and intend to modify, their existing commercial arrangements to provide for on-pad compression with respect to certain wells and to provide certain water services. For on-pad compression services provided by third-party-owned equipment, the Company will reimburse Antero Midstream’s third-party out-of-pocket costs plus 3%. For on-pad compression services provided by Antero Midstream-owned assets, Antero Midstream will charge the Company a cost of service fee that allows Antero Midstream to earn a return on capital invested of 13% per annum over a period of seven years. For certain fresh water services provided by Antero Midstream related to the HG Production assets, the Company will reimburse Antero Midstream’s third-party out-of-pocket costs plus 3%.

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

The operating results of the Company’s reportable segments were as follows (in thousands):

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended March 31, 2025
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream (1)	Affiliate	Total
Sales and revenues:
Third-party	$1,326,601	25,558	505	(505)	1,352,159
Intersegment	548	—	290,624	(290,624)	548
Total revenue	1,327,149	25,558	291,129	(291,129)	1,352,707

Operating expenses:
Lease operating	33,986	—	—	—	33,986
Gathering and compression	236,134	—	26,193	(26,193)	236,134
Processing	261,155	—	—	—	261,155
Transportation	197,728	—	—	—	197,728
Water handling	—	—	30,637	(30,637)	—
Production and ad valorem taxes	55,299	—	—	—	55,299
Marketing	—	42,770	—	—	42,770
General and administrative (excluding equity-based compensation)	47,300	—	10,622	(10,622)	47,300
Equity-based compensation	15,145	—	12,402	(12,402)	15,145
Facility idling	—	—	443	(443)	—
Depletion, depreciation and amortization	186,352	—	32,748	(32,748)	186,352
Impairment of property and equipment	5,618	—	817	(817)	5,618
Other (2)	(252)	—	44	(44)	(252)
Total operating expenses	1,038,465	42,770	113,906	(113,906)	1,081,235
Operating income (loss)	$288,684	(17,212)	177,223	(177,223)	271,472
Equity in earnings of unconsolidated affiliates	$28,661	—	28,020	(28,020)	28,661
Capital expenditures for segment assets	$206,145	—	30,528	(30,528)	206,145
(1)	Amounts reflect those recorded in Antero Midstream’s unaudited condensed consolidated financial statements.
(2)	Amounts include charges for exploration, accretion of asset retirement obligations, loss on settlement of asset retirement obligations, contract termination, loss contingency and settlements and other operating expenses, as applicable, which represent segment operating expenses that are not considered significant.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended March 31, 2026
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream (1)	Affiliate	Total
Sales and revenues:
Third-party	$1,902,907	41,661	606	(606)	1,944,568
Intersegment	558	—	313,605	(313,605)	558
Total revenue	1,903,465	41,661	314,211	(314,211)	1,945,126

Operating expenses:
Lease operating	44,529	—	—	—	44,529
Gathering and compression	269,113	—	30,030	(30,030)	269,113
Processing	287,768	—	—	—	287,768
Transportation	232,225	—	—	—	232,225
Water handling	—	—	40,667	(40,667)	—
Production and ad valorem taxes	80,997	—	—	—	80,997
Marketing	—	62,553	—	—	62,553
General and administrative (excluding equity-based compensation)	51,607	—	11,768	(11,768)	51,607
Equity-based compensation	11,733	—	10,579	(10,579)	11,733
Facility idling	—	—	—	—	—
Depletion, depreciation and amortization	206,239	—	34,635	(34,635)	206,239
Impairment of property and equipment	948	—	—	—	948
Gain on sale of assets	(45,950)	—	(2,658)	2,658	(45,950)
Other (2)	13,912	—	579	(579)	13,912
Total operating expenses	1,153,121	62,553	125,600	(125,600)	1,215,674
Operating income (loss)	$750,344	(20,892)	188,611	(188,611)	729,452
Equity in earnings of unconsolidated affiliates	$30,118	—	30,012	(30,012)	30,118
Capital expenditures for segment assets	$206,101	—	(37,906)	37,906	206,101
(1)	Amounts reflect those recorded in Antero Midstream’s unaudited condensed consolidated financial statements.
(2)	Amounts include charges for exploration, accretion of asset retirement obligations, loss on settlement of asset retirement obligations, contract termination, loss contingency and settlements and other operating expenses, as applicable, which represent segment operating expenses that are not considered significant.

The summarized assets of the Company’s reportable segments are as follows (in thousands):

	As of December 31, 2025
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream (1)	Affiliate	Total
Investments in unconsolidated affiliates	$245,653	—	585,778	(585,778)	245,653
Total assets	13,238,013	7,394	5,884,116	(5,884,116)	13,245,407
(1)	Amounts reflect those recorded in Antero Midstream’s condensed consolidated financial statements.

	(Unaudited)
	As of March 31, 2026
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream (1)	Affiliate	Total
Investments in unconsolidated affiliates	$253,164	—	580,969	(580,969)	253,164
Total assets	15,330,307	19,139	6,405,864	(6,405,864)	15,349,446
(1)	Amounts reflect those recorded in Antero Midstream’s unaudited condensed consolidated financial statements.

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

Our Company

We have assembled a portfolio of long-lived properties that are characterized by what we believe to be high repeatability and low geologic risk. We focus on unconventional reservoirs, which can generally be characterized as fractured shale formations. Our management team has worked together for many years and has a successful track record of reserve and production growth as well as significant expertise in unconventional resource plays. Our strategy is to leverage our team’s experience delineating and developing natural gas resource plays to develop our reserves and production, primarily on our existing multi-year inventory of drilling locations in the Appalachian Basin. As of March 31, 2026, we held approximately 855,000 net acres in the Appalachian Basin.

HG Acquisition

On December 5, 2025, we entered into a definitive agreement to acquire 100% of the issued and outstanding equity interests of HG Production for total cash consideration of $2.8 billion, subject to the terms and conditions thereof. The HG Acquisition included approximately 385,000 net acres in the core of the Marcellus Shale in West Virginia. This acquisition closed on February 3, 2026. The HG Acquisition was funded with borrowings under the Term Loan, net proceeds of the 2036 Notes, borrowings under the Credit Facility and restricted cash. See Note 3—Transactions to our unaudited condensed consolidated financial statements for additional information. The Company’s condensed consolidated statement of operations for the three months ended March 31, 2026 included results of operations from the assets and operations acquired in the HG Acquisition from February 3, 2026 through March 31, 2026.

In light of the nature and location of the assets and operations acquired in the HG Acquisition, we and Antero Midstream agreed in principle to certain updates to, and intend to modify, our existing commercial arrangements to provide for on-pad compression with respect to certain wells and to provide certain water services. See Note 15—Related Parties to our unaudited condensed consolidated financial statements for additional information.

Utica Shale Divestiture

On December 5, 2025, we entered into a purchase and sale agreement with the Buyer Parties to sell our Utica Shale Properties for aggregate cash consideration of $800 million, subject to the terms and conditions thereof. The Utica Shale Properties included approximately 80,000 gross (70,000 net) acres located in Ohio and proved reserves of approximately 600 Bcfe as of December 31, 2025. The Utica Shale Divestiture closed on February 23, 2026, with an effective date of July 1, 2025. The net proceeds from the Utica Shale Divestiture were used for the repayment of long-term debt. See Note 3—Transactions to our unaudited condensed consolidated financial statements for additional information.

Financing Highlights

Issuance of 2036 Notes

On January 28, 2026, we issued $750 million of 5.400% senior notes due February 1, 2036 at a price of 99.869% of par. The 2036 Notes are unsecured and rank pari passu to our Credit Facility, Term Loan and other outstanding senior notes. The 2036 Notes are not guaranteed by any of our subsidiaries. The net proceeds from this offering were used to partially fund the HG Acquisition. See Note 3—Transactions and Note 7—Long-Term Debt to our unaudited condensed consolidated financial statements for additional information.

Term Loan

On February 3, 2026, substantially concurrently with the consummation of the HG Acquisition, we entered into an unsecured three year term loan facility in an aggregate principal amount of $1.5 billion with the lenders party thereto and Royal Bank of Canada, as administrative agent. Borrowings are unsecured and are not guaranteed by any of our subsidiaries. On February 3, 2026, we borrowed $1.5 billion in a single borrowing to partially fund the HG Acquisition. The Term Loan is scheduled to mature on February 3, 2029. See Note 3—Transactions and Note 7—Long-Term Debt to our unaudited condensed consolidated financial statements for additional information.

Redemption of 2029 Notes

During the three months ended March 31, 2026, we redeemed the remaining $365 million principal amount of the 2029 Notes at 101.271% of the principal amount thereof, plus accrued and unpaid interest, and the 2029 Notes were fully retired on such date. See Note 7—Long-Term Debt to our unaudited condensed consolidated financial statements for additional information.

Market Conditions and Business Trends

Commodity Markets

Prices for natural gas, NGLs and oil that we produce significantly impact our revenues and cash flows. Benchmark prices for natural gas increased significantly, while benchmark prices for ethane and C3+ NGLs decreased and benchmark prices for oil remained relatively consistent during the three months ended March 31, 2026 as compared to the same period of 2025. As a result of the higher benchmark natural gas prices during the three months ended March 31, 2026, we experienced an increase in price realization for natural gas products, partially offset by the effects of decreased benchmark ethane and C3+ NGLs prices as compared to the three months ended March 31, 2025. We monitor the economic factors that impact natural gas, NGLs and oil prices, including domestic and foreign supply and demand indicators, domestic and foreign commodity inventories, the actions of Organization of Petroleum Exporting Countries and other large producing nations and the current conflicts in Ukraine, Venezuela and in the Middle East, among others. In the current economic environment, we expect that commodity prices for some or all of the commodities we produce could remain volatile. This volatility is beyond our control and may adversely impact our business, financial condition, results of operations and future cash flows. However, we use derivative instruments when circumstances warrant to manage our exposure to commodity price risk. See “—Hedge Position” and Note 11—Derivative Instruments to our unaudited condensed consolidated financial statements for additional information on our derivative instruments.

The following table details the average benchmark natural gas, NGLs and oil prices:

	Three Months Ended March 31,
	2025	2026
Henry Hub ($/Mcf) (1)	$3.65	5.04
Mont Belvieu Ethane ($/Bbl) (2)	11.46	9.87
Mont Belvieu C3+ NGLs ($/Bbl) (3)	43.99	36.89
West Texas Intermediate ($/Bbl) (4)	71.42	71.93
(1)	NYMEX first of month average natural gas price.
(2)	Intercontinental Exchange, Inc. (“ICE”) settlement ethane Oil Price Information Service (“OPIS”) futures average price for the front month contract as published on the last trading day of the month.
(3)	ICE settlement propane, isobutane, normal butane and natural gasoline OPIS futures average price for the front month contract as published on the last trading day of the month. Propane and isobutane reflect TET prices, and normal butane and natural gasoline reflect non-TET prices. Propane, isobutane, normal butane and natural gasoline futures prices are weighted to approximate Antero Resources’ average C3+ NGLs composition.
(4)	NYMEX calendar month average settled futures price.

Hedge Position

Antero Resources

We are exposed to certain commodity price risks relating to our ongoing business operations, and we use derivative instruments when circumstances warrant to manage such risks. In addition, we periodically enter into contracts that contain embedded features that are required to be bifurcated and accounted for separately as derivatives. For the three months ended March 31, 2025 and 2026, 4% and 42%, respectively, of our production was hedged through commodity derivatives, excluding basis swaps. Assuming our 2026 production is the same as our production in 2025, approximately 54% of our total production for 2026 is hedged through commodity derivatives, excluding basis swaps. In addition, for the three months ended March 31, 2025 and 2026, zero and 12%, respectively, of our production was hedged with basis swap commodity derivatives. Assuming our 2026 production is the same as our production in 2025, approximately 20% of our total production for 2026 is hedged with basis swap commodity derivatives. As of March 31, 2026, the estimated fair value of our commodity derivative contracts was a net asset of $202 million. See Note 11—Derivative Instruments to our unaudited condensed consolidated financial statements for additional information.

Martica

Our consolidated VIE, Martica, previously maintained a portfolio of fixed swap natural gas, NGLs and oil derivatives for the benefit of the noncontrolling interests in Martica. As such, all gains and losses attributable to Martica’s derivative portfolio were fully attributable to the noncontrolling interests in Martica. During the three months ended March 31, 2025, all of Martica’s derivative contracts expired. As of March 31, 2026, Martica had no derivative instruments. See Note 11—Derivative Instruments to our unaudited condensed consolidated financial statements for additional information.

Economic Indicators

The economy experienced elevated inflation levels as a result of global supply and demand imbalances, where global demand outpaced supplies beginning in 2021 and continuing through 2026. During the second half of 2024, inflation rates began to approach the Federal Reserve’s stated goal of 2%, and the Federal Reserve decreased the federal funds rate by 1.75% in 2024 and 2025. Annual inflation rates have remained generally consistent at approximately 3% since 2023.

The economy also continues to be impacted by the effects of global events. These events have often caused global supply chain disruptions with additional pressure due to trade sanctions, tariffs, other global trade restrictions and conflicts, including those in the Middle East and Venezuela, among others. While our supply chain has not experienced any significant interruptions as a result of such events, there can be no assurance that we will not experience interruptions in the future.

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

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2026

The operating results of our reportable segments were as follows (in thousands):

	Three Months Ended March 31, 2025
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream (1)	Affiliate	Total
Revenue and other:
Natural gas sales	$780,005	—	—	—	780,005
Natural gas liquids sales	561,432	—	—	—	561,432
Oil sales	50,335	—	—	—	50,335
Commodity derivative fair value losses	(71,671)	—	—	—	(71,671)
Gathering, compression and water handling	—	—	291,129	(291,129)	—
Marketing	—	25,558	—	—	25,558
Amortization of deferred revenue, VPP	6,230	—	—	—	6,230
Other revenue and income	818	—	—	—	818
Total revenue	1,327,149	25,558	291,129	(291,129)	1,352,707

Operating expenses:
Lease operating	33,986	—	—	—	33,986
Gathering and compression	236,134	—	26,193	(26,193)	236,134
Processing	261,155	—	—	—	261,155
Transportation	197,728	—	—	—	197,728
Water handling	—	—	30,637	(30,637)	—
Production and ad valorem taxes	55,299	—	—	—	55,299
Marketing	—	42,770	—	—	42,770
Exploration	668	—	—	—	668
General and administrative (excluding equity-based compensation)	47,300	—	10,622	(10,622)	47,300
Equity-based compensation	15,145	—	12,402	(12,402)	15,145
Depletion, depreciation and amortization	186,352	—	32,748	(32,748)	186,352
Impairment of property and equipment	5,618	—	817	(817)	5,618
Accretion of asset retirement obligations	939	—	—	—	939
Gain on sale of assets	(575)	—	—	—	(575)
Contract termination, loss contingency, settlements and other operating expenses	(1,284)	—	487	(487)	(1,284)
Total operating expenses	1,038,465	42,770	113,906	(113,906)	1,081,235
Operating income (loss)	$288,684	(17,212)	177,223	(177,223)	271,472

Equity in earnings of unconsolidated affiliates	$28,661	—	28,020	(28,020)	28,661
(1)	Amounts reflect those recorded in Antero Midstream’s unaudited condensed consolidated financial statements.

	Three Months Ended March 31, 2026
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream (1)	Affiliate	Total
Revenue and other:
Natural gas sales	$1,311,476	—	—	—	1,311,476
Natural gas liquids sales	503,649	—	—	—	503,649
Oil sales	46,695	—	—	—	46,695
Commodity derivative fair value gains	35,023	—	—	—	35,023
Gathering, compression and water handling	—	—	314,211	(314,211)	—
Marketing	—	41,661	—	—	41,661
Amortization of deferred revenue, VPP	5,795	—	—	—	5,795
Other revenue and income	827	—	—	—	827
Total revenue	1,903,465	41,661	314,211	(314,211)	1,945,126

Operating expenses:
Lease operating	44,529	—	—	—	44,529
Gathering and compression	269,113	—	30,030	(30,030)	269,113
Processing	287,768	—	—	—	287,768
Transportation	232,225	—	—	—	232,225
Water handling	—	—	40,667	(40,667)	—
Production and ad valorem taxes	80,997	—	—	—	80,997
Marketing	—	62,553	—	—	62,553
Exploration	792	—	—	—	792
General and administrative (excluding equity-based compensation)	51,607	—	11,768	(11,768)	51,607
Equity-based compensation	11,733	—	10,579	(10,579)	11,733
Depletion, depreciation and amortization	206,239	—	34,635	(34,635)	206,239
Impairment of property and equipment	948	—	—	—	948
Accretion of asset retirement obligations	1,063	—	—	—	1,063
Gain on sale of assets	(45,950)	—	(2,658)	2,658	(45,950)
Contract termination, loss contingency, settlements and other operating expenses	12,057	—	579	(579)	12,057
Total operating expenses	1,153,121	62,553	125,600	(125,600)	1,215,674
Operating income (loss)	$750,344	(20,892)	188,611	(188,611)	729,452

Equity in earnings of unconsolidated affiliates	$30,118	—	30,012	(30,012)	30,118
(1)	Amounts reflect those recorded in Antero Midstream’s unaudited condensed consolidated financial statements.

Exploration and Production Segment

The following table sets forth selected operating data of the exploration and production segment:

	Three Months Ended		Amount of
	March 31,		Increase	Percent
	2025	2026	(Decrease)	Change
Production data (1) (2):
Natural gas (Bcf)	195	236	41	21%
C2 Ethane (MBbl)	7,442	6,836	(606)	(8)%
C3+ NGLs (MBbl)	10,229	10,872	643	6%
Oil (MBbl)	852	816	(36)	(4)%
Combined (Bcfe)	306	347	41	13%
Daily combined production (MMcfe/d)	3,397	3,852	455	13%
Average prices before effects of derivative settlements (3):
Natural gas (per Mcf)	$4.01	5.57	1.56	39%
C2 Ethane (per Bbl)	$12.70	13.51	0.81	6%
C3+ NGLs (per Bbl)	$45.65	37.83	(7.82)	(17)%
Oil (per Bbl)	$59.08	57.22	(1.86)	(3)%
Weighted Average Combined (per Mcfe)	$4.55	5.37	0.82	18%
Average realized prices after effects of derivative settlements (3):
Natural gas (per Mcf)	$3.95	4.86	0.91	23%
C2 Ethane (per Bbl)	$12.70	13.51	0.81	6%
C3+ NGLs (per Bbl)	$45.65	37.90	(7.75)	(17)%
Oil (per Bbl)	$58.97	57.22	(1.75)	(3)%
Weighted Average Combined (per Mcfe)	$4.52	4.89	0.37	8%
Average costs (per Mcfe):
Lease operating	$0.11	0.13	0.02	18%
Gathering and compression	$0.77	0.78	0.01	1%
Processing	$0.85	0.83	(0.02)	(2)%
Transportation	$0.65	0.67	0.02	3%
Production and ad valorem taxes	$0.18	0.23	0.05	28%
Marketing expense, net	$0.06	0.06	—	*
General and administrative (excluding equity-based compensation)	$0.15	0.15	—	*
Depletion, depreciation, amortization and accretion	$0.61	0.60	(0.01)	(2)%

*Not meaningful

(1)	Production data excludes volumes related to the VPP.
(2)	Oil and NGLs production was converted at 6 Mcf per Bbl to calculate total Bcfe production and per Mcfe amounts. This ratio is an estimate of the equivalent energy content of the products and may not reflect their relative economic value.
(3)	Average prices reflect the before and after effects of our settled commodity derivatives. Our calculation of such after effects includes gains or losses on settlements of commodity derivatives, which do not qualify for hedge accounting because we do not designate or document them as hedges for accounting purposes.

Natural gas sales. Revenues from sales of natural gas increased from $0.8 billion for the three months ended March 31, 2025 to $1.3 billion for the three months ended March 31, 2026, an increase of $0.5 billion, or 68%, primarily due to an additional $178 million of natural gas revenue attributable to the HG Acquisition properties, as well as higher commodity prices and natural gas production volumes between periods. Higher commodity prices (excluding the effects of derivative settlements) during the three months ended March 31, 2026 accounted for an approximate $367 million increase in year-over-year natural gas sales revenue (calculated as the change in the year-to-year average price times current year production volumes). Higher natural gas production volumes accounted for an approximate $164 million increase in year-over-year natural gas sales revenue (calculated as the change in year-to-year volumes times the prior year average price).

NGLs sales. Revenues from sales of NGLs decreased from $561 million for the three months ended March 31, 2025 to $504 million for the three months ended March 31, 2026, a decrease of $57 million, or 10%, primarily due to lower commodity prices, partially offset by higher production volumes between periods and $16 million of NGLs revenue attributable to the HG Acquisition properties. Lower commodity prices (excluding the effects of derivative settlements) during the three months ended March 31, 2026 accounted for an approximate $79 million decrease in year-over-year revenues (calculated as the change in the year-to-year average price times current year production volumes). Higher C3+ production volumes accounted for an approximate $22 million increase in year-over-year NGLs revenues (calculated as the change in year-to-year volumes times the prior year average price).

Oil sales. Revenues from sales of oil decreased from $50 million for the three months ended March 31, 2025 to $47 million for the three months ended March 31, 2026, a decrease of $3 million, or 7%, primarily due to lower oil prices and production volumes, partially offset by $3 million of oil revenue attributable to the HG Acquisition properties. Lower oil prices, excluding the effects of derivative settlements, accounted for an approximate $2 million decrease in year-over-year oil revenues (calculated as the change in the year-to-year average price times current year production volumes). Lower oil production volumes accounted for an approximate $1 million decrease in year-over-year oil revenues (calculated as the change in year-to-year volumes times the prior year average price).

Commodity derivative fair value gains (losses). Our commodity derivatives included fixed price swaps, collars, basis swaps and three-way collars, among others. Because we do not designate these derivatives as accounting hedges, they do not receive hedge accounting treatment. Consequently, all mark-to-market gains or losses, as well as cash receipts or payments on settled derivative instruments, are recognized in our unaudited condensed consolidated statements of operations and comprehensive income. For the three months ended March 31, 2025 and 2026, our commodity hedges resulted in derivative fair value losses of $72 million and fair value gains of $35 million, respectively. For the three months ended March 31, 2025, commodity derivative fair value losses included $11 million of net cash payments for settled derivative losses. For the three months ended March 31, 2026, commodity derivative fair value gains included $165 million of net cash payments for settled derivative losses.

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

Amortization of deferred revenue, VPP. Amortization of deferred revenues associated with the VPP remained relatively consistent at $6 million for the three months ended March 31, 2025 and 2026. Amortization of the deferred revenues associated with the VPP are recognized as the production volumes are delivered at $1.61 per MMBtu over the contractual term.

Lease operating expense. Lease operating expense increased from $34 million, or $0.11 per Mcfe, for the three months ended March 31, 2025 to $45 million, or $0.13 per Mcfe, for the three months ended March 31, 2026, an increase of $11 million primarily due to incremental lease operating expense of $6 million related to the HG Acquisition properties and higher wastewater trucking and disposal costs due to the timing of well completions activity between periods.

Gathering, compression, processing and transportation expense. Gathering, compression, processing and transportation expense increased from $695 million, or $2.27 per Mcfe, for the three months ended March 31, 2025 to $789 million, or $2.28 per Mcfe, for the three months ended March 31, 2026, an increase of $94 million primarily due to higher production volumes between periods and incremental gathering, compression, processing and transportation expense of $39 million related to the HG Acquisition properties. The fluctuation of our gathering, compression, processing and transportation expense on a per unit basis was primarily a result of the following:

●	Gathering and compression costs on a per unit basis increased from $0.77 per Mcfe for the three months ended March 31, 2025 to $0.78 per Mcfe for the three months ended March 31, 2026, primarily due to increased fuel costs as a result of higher natural gas prices and annual CPI-based adjustments between periods, partially offset by lower gathering and compression expense on a per unit basis for the HG Acquisition properties.
●	Processing costs on a per unit basis decreased from $0.85 per Mcfe for the three months ended March 31, 2025 to $0.83 per Mcfe for the three months ended March 31, 2026, primarily due to lower NGLs transportation fees related to the HG Acquisition properties between periods.
●	Transportation costs on a per unit basis increased from $0.65 per Mcfe for the three months ended March 31, 2025 to $0.67 per Mcfe for the three months ended March 31, 2026, primarily due to higher fuel costs as a result of higher natural gas prices between periods and higher demand fees for certain pipelines during the three months ended March 31, 2026, partially offset by lower transportation expense on a per unit basis for the HG Acquisition properties.

Production and ad valorem tax expense.  Production and ad valorem taxes increased from $55 million for the three months ended March 31, 2025 to $81 million for the three months ended March 31, 2026, an increase of $26 million, or 46%, primarily due to higher severance taxes as a result of increased natural gas prices during the three months ended March 31, 2026. Production and ad valorem taxes as a percentage of natural gas revenues remained relatively consistent at 7% and 6% for the three months ended March 31, 2025 and 2026, respectively.

General and administrative expense. General and administrative expense (excluding equity-based compensation expense) increased from $47 million for the three months ended March 31, 2025 to $52 million for the three months ended March 31, 2026, an increase of $5 million, or 9%, primarily due to higher salary and wage expense, software license costs and professional service fees between periods. General and administrative expense on a per unit basis (excluding equity-based compensation) remained consistent at $0.15 per Mcfe for the three months ended March 31, 2025 and 2026.

Equity-based compensation expense. Non-cash equity-based compensation expense decreased from $15 million for the three months ended March 31, 2025 to $12 million for the three months ended March 31, 2026, a decrease of $3 million or 23%. This decrease was primarily due to lower RSU award expense of $3 million between periods. See Note 9—Equity-Based Compensation to the unaudited condensed consolidated financial statements for additional information.

Depletion, depreciation and amortization expense. DD&A expense increased from $186 million for the three months ended March 31, 2025 to $206 million for the three months ended March 31, 2026, an increase of $20 million, or 11%, primarily due to higher production volumes between periods related to our HG Acquisition properties. On a per-unit basis, DD&A expense remained relatively consistent at $0.61 per Mcfe and $0.60 per Mcfe for the three months ended March 31, 2025 and 2026, respectively.

Impairment of property and equipment. Impairment of oil and gas properties decreased from $6 million for the three months ended March 31, 2025 to $1 million for the three months ended March 31, 2026, primarily due to lower impairments of expiring leases between periods. During both periods, we recognized impairments primarily related to expiring leases as well as design and initial costs related to pads we no longer plan to utilize.

Contract termination, loss contingency and settlements. Contract termination, loss contingency and settlements was a gain of $1 million for the three months ended March 31, 2025. Contract termination, loss contingency and settlements was a loss of $12 million for the three months ended March 31, 2026 primarily due to loss contingencies and settlements recorded during the first quarter of 2026. See Note 14—Contingencies to the unaudited condensed consolidated financial statements for additional information.

Gain on sale of assets. Gain on sale of assets was less than $1 million for the three months ended March 31, 2025. Gain on sale of assets was $46 million for the three months ended March 31, 2026 primarily due to the Utica Shale Divestiture that closed on February 23, 2026. See Note 3—Transactions to the unaudited condensed consolidated financial statements for additional information.

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

Net marketing expense increased from $17 million, or $0.06 per Mcfe, for the three months ended March 31, 2025 to $21 million, or $0.06 per Mcfe, for the three months ended March 31, 2026, primarily due to higher demand fees on certain pipelines and lower pipeline utilization due to maintenance between periods.

Marketing revenue. Marketing revenue increased from $26 million for the three months ended March 31, 2025 to $42 million for the three months ended March 31, 2026, an increase of $16 million, or 63%. This fluctuation primarily resulted from the following:

●	Natural gas marketing revenue remained consistent at $1 million for the three months ended March 31, 2025 and 2026.
●	Oil marketing revenue increased by $14 million between periods primarily due to higher oil marketing volumes and prices. Higher oil marketing volumes accounted for a $12 million increase in year-over-year marketing revenues (calculated as the change in year-to-year volumes times the prior year average price), and higher oil prices accounted for a $2 million increase in year-over-year marketing revenues (calculated as the change in the year-to-year average price times current year marketing volumes).

●	NGLs marketing revenue increased by $2 million between periods primarily due to higher ethane marketing volumes and prices for the three months ended March 31, 2026.

Marketing expense. Marketing expense increased from $43 million for the three months ended March 31, 2025 to $63 million for the three months ended March 31, 2026, an increase of $20 million, or 46%. Marketing expense includes the cost of third-party purchased natural gas, NGLs and oil as well as firm transportation costs, including costs related to current excess firm capacity. The cost of third-party oil purchases increased $11 million between periods, primarily due to higher oil marketing volumes during the three months ended March 31, 2026. Firm transportation costs increased $9 million between periods primarily due to lower pipeline utilization as a result of higher pricing in the Appalachian Basin and a pipeline force majeure during the three months ended March 31, 2026.

Antero Midstream Segment

Antero Midstream revenue. Revenue from the Antero Midstream segment increased from $291 million for the three months ended March 31, 2025 to $314 million for the three months ended March 31, 2026, an increase of $23 million. This increase is primarily due to higher gathering and processing revenues of $21 million and higher water handling revenues of $2 million. The increased gathering and processing revenues between periods is primarily due to the HG Acquisition and increased gathering rates as a result of annual CPI-based adjustments. The increased water handling revenues between periods is primarily due to higher blending cost of service fees, increased volumes and costs for wastewater trucking and disposal volumes, a higher fresh water delivery fee as a result of an annual CPI-based adjustment and fresh water delivery volumes for our acreage acquired in the HG Acquisition that are charged at cost plus 3% during the three months ended March 31, 2026, partially offset by decreased fresh water delivery volumes between periods due to the timing and location of our completions activity.

Antero Midstream operating expense. Total operating expense related to the Antero Midstream segment increased from $114 million for the three months ended March 31, 2025 to $126 million for the three months ended March 31, 2026, an increase of $12 million. This increase is primarily due to higher direct operating expenses as a result of increased gathering volumes between periods related to the HG Acquisition and fresh water delivery services on our acreage acquired in the HG Acquisition, as well as increased wastewater trucking and disposal volumes and higher blending costs between periods.

Items Not Allocated to Segments

Interest expense, net. Interest expense, net increased from $23 million for the three months ended March 31, 2025 to $37 million for the three months ended March 31, 2026, an increase of $14 million or 58%, primarily due to borrowings under the Term Loan and issuance of the 2036 Notes during the three months ended March 31, 2026, partially offset by the redemption of the 2029 Notes. See Note 7—Long-Term Debt to our unaudited condensed consolidated financial statements for more information.

Loss on early extinguishment of debt. During the three months ended March 31, 2025, we recognized a loss on early debt extinguishment of $3 million primarily related to the redemption of the remaining $97 million aggregate principal amount of our 2026 Notes at a redemption price of 102.094% of the principal amount thereof, plus accrued and unpaid interest. During the three months ended March 31, 2026, we recognized a loss on early debt extinguishment of $7 million related to the redemption of the remaining $365 million principal amount of our 2029 Notes at 101.271% of the principal amount thereof, plus accrued and unpaid interest. See Note 7—Long-Term Debt to our unaudited condensed consolidated financial statements for more information.

Transaction expense. There were no transaction expenses incurred during the three months ended March 31, 2025. During the three months ended March 31, 2026, we incurred $22 million of transaction expense related to the HG Acquisition. See Note 3—Transactions to our unaudited condensed consolidated financial statements for more information.

Income tax expense. For the three months ended March 31, 2025, we recognized an income tax expense of $54 million, with an effective tax rate of 20%, related to our income before income taxes of $274 million. For the three months ended March 31, 2026, we recognized income tax expense of $146 million, with an effective tax rate of 21%, related to our income before income taxes of $694 million.

Capital Resources and Liquidity

Sources and Uses of Cash

Our primary sources of liquidity have been through net cash provided by operating activities, borrowings under our Credit Facility and Term Loan, issuances of debt and equity securities and additional contributions from our asset sales, including our drilling partnerships. Our primary use of cash has been for the exploration, development and acquisition of oil and natural gas properties. As we develop our reserves, we continually monitor what capital resources, including equity and debt financings, are available to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. Our future success in developing our proved reserves and production will be highly dependent on net cash provided by operating activities and the capital resources available to us.

Based on strip prices as of March 31, 2026, we believe that net cash provided by operating activities and available borrowings under the Credit Facility will be sufficient to meet our cash requirements, including normal operating needs, debt service obligations, capital expenditures and commitments and contingencies for at least the next 12 months.

Cash Flows

The following table summarizes our cash flows (in thousands):

	Three Months Ended March 31,
	2025	2026
Net cash provided by operating activities	$457,739	859,058
Net cash used in investing activities	(207,891)	(2,283,486)
Net cash provided by (used in) financing activities	(249,848)	1,214,428
Net decrease in cash, cash equivalents and restricted cash	$—	(210,000)

Operating activities. Net cash provided by operating activities was $458 million and $859 million for the three months ended March 31, 2025 and 2026, respectively. Net cash provided by operating activities increased between periods primarily due to higher natural gas revenues and changes in working capital, partially offset by lower NGLs and oil revenues, higher lease operating, gathering, compression, processing, transportation and marketing and production and ad valorem taxes between periods.

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

Investing activities. Net cash used in investing activities increased from $208 million for the three months ended March 31, 2025 to $2.3 billion for the three months ended March 31, 2026, primarily due to cash paid for our HG Acquisition of $2.8 billion during the three months ended March 31, 2026, increased drilling activity of $9 million between periods and acquisitions of oil and gas properties during the three months ended March 31, 2026 of $8 million, partially offset by proceeds from the Utica Shale Divestiture of $737 million during the three months ended March 31, 2026 and decreased oil and gas leasing activity of $13 million between periods.

Financing activities. Net cash used in financing activities was $250 million for the three months ended March 31, 2025. Net cash provided by financing activities was $1.2 billion for the three months ended March 31, 2026. The increase in net cash provided by financing activities between periods is primarily due to borrowings to fund our HG Acquisition on the Term Loan of $1.5 billion and the issuance of our 2036 Notes of $750 million, partially offset by higher net repayments on our Credit Facility of $277 million between periods, repayments on the Term Loan of $236 million for the three months ended March 31, 2026, higher repayments and redemptions of our senior notes of $252 million between periods, and increased payments of employee tax withholdings for the settlement of equity-based compensation awards of $18 million between periods.

2026 Capital Budget, Capital Spending and Acquisitions

On February 11, 2026, we announced our capital budget for 2026 is $1.1 billion to $1.3 billion and includes: $1.0 billion for drilling and completions, $100 million for leasehold expenditures and up to $200 million for discretionary growth capital that is dependent on commodity prices. Our capital budget reflects the closing of the HG Acquisition on February 3, 2026 and closing of the Utica Shale Divestiture on February 23, 2026. We do not budget for acquisitions. During 2026, we plan to complete 70 to 80 net horizontal wells in the Appalachian Basin. We periodically review our capital expenditures and adjust our budget and its allocation based on liquidity, drilling results, leasehold acquisition opportunities and commodity prices.

For the three months ended March 31, 2026, our total consolidated capital expenditures were $252 million, including drilling and completion costs of $222 million, leasehold acquisitions of $25 million, and other capital expenditures of $5 million.

Debt Agreements

See Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2025 Form 10-K for information on our debt agreements.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. Any new accounting policies or updates to existing accounting policies as a result of new accounting pronouncements have been included in Note 2—Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements. The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent liabilities. Accounting estimates and assumptions are considered to be critical if there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the reported amounts in our unaudited condensed consolidated financial statements that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our unaudited condensed consolidated financial statements. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2025 Form 10-K for information on our critical accounting estimates.

Business Combinations

We recognize and measure the assets acquired and liabilities assumed in a business combination based on their estimated fair values at the acquisition date, with any remaining difference recorded as goodwill. For acquisitions, management engages an independent valuation specialist to assist with the determination of fair value of the assets acquired, liabilities assumed, and goodwill, based on recognized valuation methodologies, including but not limited to income and cost approaches as circumstances warrant. If the initial accounting for the business combination is incomplete by the end of the reporting period in which the acquisition occurs, an estimate will be recorded. Subsequent to the acquisition, and not later than one year from the Closing Date, we will record any material adjustments to the initial estimate based on new information obtained that would have existed as of the Closing Date. An adjustment that arises from information obtained that did not exist as of the date of the acquisition will be recorded in the period of the adjustment.

The valuation of the assets acquired and liabilities assumed in a business combination requires significant judgement about commodity prices, projected reserve quantities, estimated future rates of production, projected reserve recovery factors, development plans (including timing and amount of development), future development costs, operating costs, among others, and such fair value approaches may rely on significant inputs that are not observable in the market. These assumptions affect the fair value of assets acquired and liabilities assumed and, if changed, could have a material effect on the Company’s financial position or results of operations. See Note 3—Transactions and Note 10—Fair Value Measurement to our unaudited condensed consolidated financial statements for more information.

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

Based on future prices as of March 31, 2026, the estimated undiscounted future net cash flows exceeded the carrying amount and no further evaluation was required. We have not recorded any impairment expenses associated with our proved properties during the three months ended March 31, 2025 and 2026.

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

New Accounting Pronouncements

See Note 2—Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements for information on new accounting pronouncements.

Off-Balance Sheet Arrangements

See Note 13—Commitments to our unaudited condensed consolidated financial statements for information on off balance sheet arrangements.

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

We may enter into financial derivative instruments for a portion of our natural gas, NGLs and oil production when circumstances warrant and management believes that favorable future prices can be secured in order to mitigate some of the potential negative impact on our cash flows caused by changes in commodity prices. For the three months ended March 31, 2025 and 2026, 4% and 42%, respectively, of our production was hedged through commodity derivatives, excluding basis swaps. In addition, for the three months ended March 31, 2025 and 2026, zero and 12%, respectively, of our production was hedged through basis swap commodity derivatives.

Our financial hedging activities may include commodity derivative instruments that are intended to support natural gas, NGLs and oil prices at targeted levels and to manage our exposure to price risk associated with our production. These contracts may include commodity price swaps whereby we will receive a fixed price and pay a variable market price to the contract counterparty, collars that set a floor and ceiling price for the hedged production, basis differential swaps or three-way collars, among others. These contracts are financial instruments and do not require or allow for physical delivery of the hedged commodity. As of March 31, 2026, our commodity derivatives included fixed swaps, basis swaps, collars and three-way collars, among others at index-based pricing for a portion of our production. See Note 11—Derivative Instruments to our unaudited condensed consolidated financial statements for additional information.

Based on our production and our derivative instruments that settled during the three months ended March 31, 2026, our revenues would have decreased by $27 million for each $0.10 decrease per MMBtu in natural gas prices and $1.00 decrease per Bbl in oil and NGLs prices, excluding the effects of changes in the fair value of our derivative positions which remain open as of March 31, 2026.

All derivative instruments, other than those that meet the normal purchase and normal sale scope exception or other derivative scope exceptions, are recorded at fair market value in accordance with GAAP and are included in our consolidated balance sheets as assets or liabilities. The fair values of our derivative instruments are adjusted for non-performance risk. Because we do not designate these derivatives as accounting hedges, they do not receive hedge accounting treatment; therefore, all mark to market gains or losses, as well as cash receipts or payments on settled derivative instruments, are recognized in our unaudited condensed consolidated statements of operations and comprehensive income. We present total gains or losses on commodity derivatives (for both settled derivatives and derivative positions which remain open) within operating revenues as commodity derivative fair value gains (losses) in the unaudited condensed consolidated statements of operations and comprehensive income.

Mark-to-market adjustments of derivative instruments cause earnings volatility but have no cash flow impact relative to changes in market prices until the derivative contracts are settled or monetized prior to settlement. We expect continued volatility in the fair value of our derivative instruments. Our cash flows are impacted when the associated derivative contracts are settled or monetized by making or receiving payments to or from the counterparty. As of December 31, 2025 and March 31, 2026, the estimated fair value of our commodity derivative instruments was a net asset of $81 million and $202 million, respectively, comprised of current and noncurrent assets and liabilities, as applicable.

Counterparty and Customer Credit Risk

Our principal exposures to credit risk are through receivables resulting from the following: the sale of our natural gas, NGLs and oil production ($454 million as of March 31, 2026), which we market to energy companies, end users and refineries, and commodity derivative contracts ($214 million as of March 31, 2026).

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

In addition, we are exposed to the credit risk of our counterparties for our derivative instruments. Credit risk is the potential failure of a counterparty to perform under the terms of a derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions that management deems to be competent and competitive market makers. The creditworthiness of our counterparties is subject to periodic review. As of March 31, 2026, we have commodity hedges in place with 12 different counterparties, 10 of which are lenders under the Credit Facility. We had derivative assets of $202 million with bank counterparties under our Credit Facility as of March 31, 2026. The estimated fair value of our commodity derivative assets has been risk-adjusted using a discount rate based upon the counterparties’ respective published credit default swap rates (if available, or if not available, a discount rate based on the applicable Reuters bond rating) as of March 31, 2026. We believe that all of the counterparties to our derivative instruments are acceptable credit risks as of March 31, 2026. We are not required to provide credit support or collateral to any of our counterparties under our derivative contracts, nor are they required to provide credit support to us. As of March 31, 2026, we did not have any past-due receivables from, or payables to, any of the counterparties to our derivative contracts.

Interest Rate Risks

Our primary exposure to interest rate risk results from outstanding borrowings under the Credit Facility and Term Loan, which have floating interest rates. The average annualized interest rate incurred on the Credit Facility and the Term Loan for borrowings during the three months ended March 31, 2026 was 5.2%. We estimate that a 1.0% increase in the applicable average interest rates for the three months ended March 31, 2026 would have resulted in an estimated $3 million increase in interest expense.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2026 at a level of reasonable assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this item is included in Note 14—Contingencies to our unaudited condensed consolidated financial statements and is incorporated herein.

Item 1A. Risk Factors

We are subject to certain risks and hazards due to the nature of the business activities we conduct. For a discussion of these risks, see “Item 1A. Risk Factors” in the 2025 Form 10-K. There have been no material changes to the risks described in such report. We may experience additional risks and uncertainties not currently known to us. Furthermore, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect us.

Item 2. Unregistered Sales of Equity Securities

Issuer Purchases of Equity Securities

The following table sets forth our share purchase activity for each period presented:

			Total Number	Approximate
			of Shares	Dollar Value
			Repurchased	of Shares
			as Part of	that May
	Total Number		Publicly	Yet be Purchased
	of Shares	Average Price	Announced	Under the Plan
Period	Purchased (1)	Paid Per Share	Plans	($ in thousands)(2)
January 1, 2026 - January 31, 2026	1,675	$31.78	—	$914,497
February 1, 2026 - February 28, 2026	403,081	34.41	—	914,497
March 1, 2026 - March 31, 2026	531,999	39.12	—	914,497
Total	936,755	$37.08	—
(1)	The total number of shares purchased includes shares of our common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of equity-based awards held by our employees.
(2)	On February 15, 2022, our Board of Directors authorized a share repurchase program to opportunistically repurchase up to $1.0 billion of shares of our outstanding common stock. On October 25, 2022, our Board of Directors authorized a $1.0 billion increase to our share repurchase program to allow us to repurchase up to an aggregate of $2.0 billion of our outstanding common stock.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

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

4.2

First Supplemental Indenture, dated January 28, 2026, among Antero Resources Corporation and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (Commission File No. 001-36120) filed on January 28, 2026).

10.1†

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
101*

The following financial information from this Quarterly Report on Form 10-Q of Antero Resources Corporation for the quarter ended March 31, 2026 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

The exhibits marked with the asterisk symbol (*) are filed or furnished with this Quarterly Report on Form 10-Q.

† Certain of the annexes, schedules and exhibits to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted annex, schedule or exhibit will be furnished to the U.S. Securities and Exchange Commission upon request. Certain personally identifiable information has also been omitted from this Exhibit pursuant to Item 601(a)(6) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTERO RESOURCES CORPORATION

By:	/s/ Brendan E. Krueger
Brendan E. Krueger
Chief Financial Officer, Senior Vice President – Finance and Treasurer

Date:	April 29, 2026