Form 10-Q
period 2026-06-30
ANTERO RESOURCES Corp
filed 2026-07-29
CIK 1433270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Number of shares of the registrant’s common stock outstanding as of July 24, 2026 (in thousands): 307,439

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

PART I—FINANCIAL INFORMATION

ANTERO RESOURCES CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

		(Unaudited)
	December 31,	June 30,
	2025	2026
Assets
Current assets:
Restricted cash	$210,000	—
Accounts receivable	33,773	25,064
Accrued revenue	473,453	458,197
Derivative instruments	68,913	180,848
Prepaid expenses	14,554	12,807
Current assets held for sale	20,269	—
Other current assets	10,818	16,654
Total current assets	831,780	693,570
Property and equipment:
Oil and gas properties, at cost (successful efforts method):
Unproved properties	796,705	1,124,479
Proved properties	14,049,003	16,976,193
Other property and equipment	113,020	125,054
	14,958,728	18,225,726
Less accumulated depletion, depreciation and amortization	(5,753,416)	(6,082,594)
Property and equipment, net	9,205,312	12,143,132
Operating leases right-of-use assets	2,132,509	2,005,573
Derivative instruments	12,524	50,767
Investment in unconsolidated affiliate	245,653	259,313
Assets held for sale	754,737	—
Other assets	62,892	80,279
Total assets	$13,245,407	15,232,634
Liabilities and Equity
Current liabilities:
Accounts payable	$49,514	45,468
Accounts payable, related parties	101,454	130,082
Accrued liabilities	338,847	359,272
Revenue distributions payable	384,777	443,186
Commercial paper	—	182,000
Derivative instruments	—	1,913
Short-term lease liabilities	516,256	531,669
Deferred revenue, VPP	23,502	23,793
Current liabilities held for sale	62,310	—
Other current liabilities	26,653	11,382
Total current liabilities	1,503,313	1,728,765
Long-term liabilities:
Long-term debt	1,397,976	2,432,258
Deferred income tax liability, net	907,306	1,218,788
Derivative instruments	—	1,613
Long-term lease liabilities	1,612,288	1,469,378
Deferred revenue, VPP	11,946	—
Liabilities held for sale	39,789	—
Other liabilities	57,140	64,929
Total liabilities	5,529,758	6,915,731
Commitments and contingencies
Equity:
Stockholders' equity:
Preferred stock, $0.01 par value; authorized - 50,000 shares; none issued	—	—
Common stock, $0.01 par value; authorized - 1,000,000 shares; 308,510 and 308,739 shares issued and outstanding as of December 31, 2025 and June 30, 2026, respectively	3,085	3,087
Additional paid-in capital	5,865,447	5,834,394
Retained earnings	1,682,295	2,479,422
Total stockholders' equity	7,550,827	8,316,903
Noncontrolling interests	164,822	—
Total equity	7,715,649	8,316,903
Total liabilities and equity	$13,245,407	15,232,634

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,
	2025	2026
Revenue and other:
Natural gas sales	$688,753	688,478
Natural gas liquids sales	480,757	587,714
Oil sales	33,700	59,579
Commodity derivative fair value gains	53,409	160,633
Marketing	33,743	56,066
Amortization of deferred revenue, VPP	6,298	5,860
Other revenue and income	833	1,512
Total revenue	1,297,493	1,559,842
Operating expenses:
Lease operating	37,244	48,148
Gathering, compression, processing and transportation	701,722	748,181
Production and ad valorem taxes	34,830	37,535
Marketing	51,988	72,059
Exploration	648	904
General and administrative (including equity-based compensation expense of $15,855 and $13,266 in 2025 and 2026, respectively)	57,183	57,795
Depletion, depreciation and amortization	187,589	227,254
Impairment of property and equipment	6,297	4,455
Accretion of asset retirement obligations	942	983
Contract termination, loss contingency and settlements	13,596	1,659
Loss (gain) on sale of assets	546	(14,616)
Other operating expense	25	26
Total operating expenses	1,092,610	1,184,383
Operating income	204,883	375,459
Other income (expense):
Interest expense, net	(19,954)	(37,520)
Equity in earnings of unconsolidated affiliate	30,563	29,379
Loss on early extinguishment of debt	(729)	—
Transaction expense	—	(1,903)
Total other income (expense)	9,880	(10,044)
Income before income taxes	214,763	365,415
Income tax expense	(48,190)	(78,998)
Net income and comprehensive income including noncontrolling interests	166,573	286,417
Less: net income and comprehensive income attributable to noncontrolling interests	9,988	7,760
Net income and comprehensive income attributable to Antero Resources Corporation	$156,585	278,657

Net income per common share—basic	$0.50	0.90
Net income per common share—diluted	$0.50	0.90

Weighted average number of common shares outstanding:
Basic	310,323	309,712
Diluted	313,184	310,643

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In thousands, except per share amounts)

	Six Months Ended June 30,
	2025	2026
Revenue and other:
Natural gas sales	$1,468,758	1,999,954
Natural gas liquids sales	1,042,189	1,091,363
Oil sales	84,035	106,274
Commodity derivative fair value gains (losses)	(18,262)	195,656
Marketing	59,301	97,727
Amortization of deferred revenue, VPP	12,528	11,655
Other revenue and income	1,651	2,339
Total revenue	2,650,200	3,504,968
Operating expenses:
Lease operating	71,230	92,677
Gathering, compression, processing and transportation	1,396,739	1,537,287
Production and ad valorem taxes	90,129	118,532
Marketing	94,758	134,612
Exploration	1,316	1,696
General and administrative (including equity-based compensation expense of $31,000 and $24,999 in 2025 and 2026, respectively)	119,628	121,135
Depletion, depreciation and amortization	373,941	433,493
Impairment of property and equipment	11,915	5,403
Accretion of asset retirement obligations	1,881	2,046
Contract termination, loss contingency and settlements	12,288	13,694
Gain on sale of assets	(29)	(60,566)
Other operating expense	49	48
Total operating expenses	2,173,845	2,400,057
Operating income	476,355	1,104,911
Other income (expense):
Interest expense, net	(43,322)	(74,483)
Equity in earnings of unconsolidated affiliate	59,224	59,497
Loss on early extinguishment of debt	(3,628)	(6,742)
Transaction expense	—	(24,047)
Total other income (expense)	12,274	(45,775)
Income before income taxes	488,629	1,059,136
Income tax expense	(102,590)	(224,506)
Net income and comprehensive income including noncontrolling interests	386,039	834,630
Less: net income and comprehensive income attributable to noncontrolling interests	21,483	20,757
Net income and comprehensive income attributable to Antero Resources Corporation	$364,556	813,873

Net income per common share—basic	$1.17	2.63
Net income per common share—diluted	$1.16	2.62

Weighted average number of common shares outstanding:
Basic	310,822	309,325
Diluted	314,096	310,931

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands)

			Additional
	Common Stock		Paid-in	Retained	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Interests	Equity
Balances, December 31, 2024	311,165	$3,111	5,909,373	1,109,166	194,883	7,216,533
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	699	7	(16,305)	—	—	(16,298)
Repurchases and retirements of common stock	(280)	(3)	(5,320)	(4,771)	—	(10,094)
Equity-based compensation	—	—	15,145	—	—	15,145
Distributions to noncontrolling interests	—	—	—	—	(15,969)	(15,969)
Net income and comprehensive income	—	—	—	207,971	11,495	219,466
Balances, March 31, 2025	311,584	3,115	5,902,893	1,312,366	190,409	7,408,783
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	457	5	(10,325)	—	—	(10,320)
Repurchases and retirements of common stock	(2,172)	(22)	(41,197)	(33,653)	—	(74,872)
Equity-based compensation	—	—	15,855	—	—	15,855
Distributions to noncontrolling interests	—	—	—	—	(21,512)	(21,512)
Net income and comprehensive income	—	—	—	156,585	9,988	166,573
Balances, June 30, 2025	309,869	$3,098	5,867,226	1,435,298	178,885	7,484,507

Balances, December 31, 2025	308,510	$3,085	5,865,447	1,682,295	164,822	7,715,649
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	1,315	13	(34,745)	—	—	(34,732)
Equity-based compensation	—	—	11,733	—	—	11,733
Distributions to noncontrolling interests	—	—	—	—	(17,650)	(17,650)
Net income and comprehensive income	—	—	—	535,216	12,997	548,213
Balances, March 31, 2026	309,825	3,098	5,842,435	2,217,511	160,169	8,223,213
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	21	—	(174)	—	—	(174)
Repurchases and retirements of common stock	(1,107)	(11)	(21,133)	(16,746)	—	(37,890)
Equity-based compensation	—	—	13,266	—	—	13,266
Distributions to noncontrolling interests	—	—	—	—	(7,346)	(7,346)
In-kind liquidating distribution to noncontrolling interests	—	—	—	—	(160,583)	(160,583)
Net income and comprehensive income	—	—	—	278,657	7,760	286,417
Balances, June 30, 2026	308,739	$3,087	5,834,394	2,479,422	—	8,316,903

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2025	2026
Cash flows provided by (used in) operating activities:
Net income including noncontrolling interests	$386,039	834,630
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, amortization and accretion	375,822	435,539
Impairment of property and equipment	11,915	5,403
Commodity derivative fair value losses (gains)	18,262	(195,656)
Losses on settled commodity derivatives	(17,371)	(30,914)
Deferred income tax expense	102,475	220,675
Equity-based compensation expense	31,000	24,999
Equity in earnings of unconsolidated affiliate	(59,224)	(59,497)
Dividends of earnings from unconsolidated affiliate	62,628	62,628
Amortization of deferred revenue	(12,528)	(11,655)
Amortization of debt issuance costs and other	823	953
Settlement of asset retirement obligations	(71)	(110)
Contract termination, loss contingency and settlements	12,001	2,153
Gain on sale of assets	(29)	(60,566)
Loss on early extinguishment of debt	3,628	6,742
Changes in current assets and liabilities:
Accounts receivable	2,763	8,721
Accrued revenue	85,718	31,866
Prepaid expenses and other current assets	(8,382)	10,832
Accounts payable including related parties	(15,139)	23,815
Accrued liabilities	(85,528)	(39,486)
Revenue distributions payable	48,121	41,811
Other current liabilities	7,174	(14,976)
Net cash provided by operating activities	950,097	1,297,907
Cash flows provided by (used in) investing activities:
Additions to unproved properties	(56,640)	(45,551)
Drilling and completion costs	(356,334)	(492,372)
Additions to other property and equipment	(1,580)	(8,894)
Acquisition of HG Production	—	(2,803,195)
Acquisitions of oil and gas properties	—	(7,631)
Proceeds from asset sales	11,522	756,986
Change in other assets	(2,348)	(24,066)
Net cash used in investing activities	(405,380)	(2,624,723)
Cash flows provided by (used in) financing activities:
Issuances and borrowings of debt	2,291,800	5,521,550
Repayments of debt.	(2,686,733)	(4,295,447)
Repurchases of common stock	(84,966)	(37,890)
Payment of debt issuance costs	—	(10,838)
Distributions to noncontrolling interests in Martica Holdings LLC	(37,481)	(24,996)
Employee tax withholding for settlement of equity-based compensation awards	(26,618)	(34,906)
Other	(719)	(657)
Net cash provided by (used in) financing activities	(544,717)	1,116,816
Net decrease in cash, cash equivalents and restricted cash	—	(210,000)
Cash, cash equivalents and restricted cash, beginning of period	—	210,000
Cash, cash equivalents and restricted cash, end of period	$—	—

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$48,043	69,988
Increase (decrease) in accounts payable, accrued liabilities and other current liabilities for additions to property and equipment	$(29,581)	34,482
In-kind liquidating distribution to noncontrolling interests	$—	160,583

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

These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, and, accordingly, do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of December 31, 2025 and June 30, 2026, results of operations for the three and six months ended June 30, 2025 and 2026 and cash flows for the six months ended June 30, 2025 and 2026. The Company has no items of other comprehensive income; therefore, its net income is equal to its comprehensive income. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the full year because of the impact of fluctuations in prices received for natural gas, NGLs and oil, natural production declines, the uncertainty of exploration and development drilling results, fluctuations in the fair value of derivative instruments and other factors.

(b)	Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Antero Resources Corporation and its wholly owned subsidiaries, as well as the accounts of Martica Holdings LLC (“Martica”), a variable interest entity for which the Company was the primary beneficiary up to June 30, 2026 when Martica was deconsolidated following its in-kind liquidation and dissolution.

On May 1, 2026, Sixth Street Partners, LLC (“Sixth Street”) achieved its internal rate of return and cash-on-cash return (the “Hurdle”). As such, beginning May 1, 2026, Antero received 85% of the distributions in respect of the overriding royalty interests (“ORRIs”) to which Sixth Street was entitled immediately prior to the Hurdle being achieved (the “Reversion”). On June 30, 2026, following the achievement of the Hurdle and pursuant to the terms of the Amended and Restated Limited Liability Company Agreement of Martica Holdings LLC, Antero elected to dissolve Martica and make in-kind liquidating distributions to Sixth Street and Antero, which included conveyance of the ORRIs to Sixth Street and Antero after giving effect to the Reversion. There was no gain or loss recorded for these distributions in the Company’s unaudited condensed consolidated financial statements. As of June 30, 2026, the Company no longer consolidates Martica in the unaudited condensed consolidated financial statements and accounts for its interest in the ORRIs conveyed by Martica using the proportionate consolidation method of accounting.

All significant intercompany accounts and transactions have been eliminated in the Company’s unaudited condensed consolidated financial statements.

(c)	Cash and Cash Equivalents

The Company considers all liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these instruments. From time to time, the Company may be in the position of a “book overdraft” in which outstanding checks exceed cash and cash equivalents. The Company classifies book overdrafts in accounts payable and revenue distributions

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

payable within its condensed consolidated balance sheets, and classifies the change in accounts payable associated with book overdrafts as an operating activity within its unaudited condensed consolidated statements of cash flows. As of December 31, 2025, the book overdrafts included within accounts payable and revenue distributions payable were each $18 million. As of June 30, 2026, the book overdrafts included within accounts payable and revenue distributions payable were $26 million and $31 million, respectively.

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

The following is a reconciliation of the Company’s basic weighted average common shares outstanding to diluted weighted average common shares outstanding during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
Basic weighted average number of common shares outstanding	310,323	309,712	310,822	309,325
Add: Dilutive effect of RSUs	911	326	1,305	678
Add: Dilutive effect of PSUs	1,950	605	1,969	928
Diluted weighted average number of common shares outstanding	313,184	310,643	314,096	310,931

Weighted average number of outstanding securities excluded from calculation of diluted net income per common share (1):
RSUs	—	8	—	4
Stock options	42	—	146	—
(1)	The potential dilutive effects of these securities were excluded from the computation of net income per common share—diluted because the inclusion of these securities would have been anti-dilutive.
(f)	Recently Issued Accounting Standard

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

On December 5, 2025, the Company entered into a definitive agreement to acquire 100% of the issued and outstanding equity interests of HG Energy II Production Holdings, LLC (“HG Production”) for total cash consideration of $2.8 billion (the “HG Acquisition”), subject to the terms and conditions thereof. The HG Acquisition included approximately 385,000 net acres in the core of the Marcellus Shale in West Virginia. On December 8, 2025, the Company deposited $210 million into escrow that was credited towards the cash consideration payable at the closing of the HG Acquisition, which was classified as restricted cash on the Company’s consolidated balance sheet as of December 31, 2025. This acquisition closed on February 3, 2026 (the “Closing Date”), with an effective date of January 1, 2026. In light of the nature and location of the assets and operations acquired in the HG Acquisition, the Company and Antero Midstream agreed in principle to certain updates to, and intend to modify, their existing commercial arrangements to provide for well pad compression with respect to certain wells and to provide certain water services. See Note 15—Related Parties for additional information.

The HG Acquisition has been accounted for using the acquisition method of accounting, with the Company identified as the acquirer of HG Production. The Company is still completing its analysis of the final purchase price allocation, including the fair values assigned to oil and gas properties and the deferred income tax liability, among others. Adjustments to the preliminary purchase price allocation recorded during the three months ended June 30, 2026 primarily relate to additional information obtained by the Company between the Closing Date and June 30, 2026 about facts and circumstances that existed on the Closing Date, including the completion of the post-closing settlement statement, among others. The Company expects to complete the purchase price allocation during the 12-month period following the Closing Date. The table below summarizes the preliminary purchase price and estimated fair values of assets acquired and liabilities assumed as of the Closing Date. See Note 10—Fair Value Measurement for additional information on the fair value assumptions and hierarchy used in the HG Acquisition preliminary purchase price allocation.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

	As Originally
(in thousands)	Reported	Adjustments	As Adjusted
Cash consideration	$2,804,466	(1,203)	2,803,263

Fair value of assets acquired:
Cash	69	—	69
Accounts receivable	2,635	—	2,635
Accrued revenue	114,755	—	114,755
Unproved properties	318,535	(116)	318,419
Proved properties	2,648,067	(1,368)	2,646,699
Other property and equipment	1,114	—	1,114
Operating lease right-of-use asset	96,002	—	96,002
Derivative instruments	10,082	—	10,082
Total assets acquired	$3,191,259	(1,484)	3,189,775

Fair value of liabilities assumed:
Accounts payable	$389	—	389
Accounts payable, related parties	16,671	—	16,671
Accrued liabilities	60,165	343	60,508
Revenue distributions payable	27,961	(624)	27,337
Operating lease liability	96,002	—	96,002
Derivative instruments	90,001	—	90,001
Deferred income tax liability (1)	90,807	—	90,807
Other liabilities	4,797	—	4,797
Total liabilities assumed	$386,793	(281)	386,512
(1)	The deferred income tax liability recorded for the HG Acquisition relates to Antero Resources’ treatment of certain assets held by HG Production and its subsidiaries as like-kind replacement property in connection with a reverse like-kind exchange transaction conducted pursuant to Section 1031 of the United States Internal Revenue Code of 1986, as amended, the treasury regulations promulgated thereunder, and IRS Revenue Procedure 2000-37, 2000-2 C.B. 308 (as modified by IRS Revenue Procedure 2004-51, 2004-2 C.B. 294).

The Company’s financial statements include $2 million and $24 million of acquisition-related costs associated with the HG Acquisition during the three and six months ended June 30, 2026, respectively, which are recorded in transaction expense in the unaudited condensed consolidated statements of operations and comprehensive income.

The following table summarizes amounts contributed by the assets acquired in the HG Acquisition to the Company’s unaudited condensed consolidated results of operations and comprehensive income upon transaction closing on the Closing Date (in thousands):

February 3, 2026
through June 30, 2026
Natural gas sales	$321,202
Natural gas liquids sales	53,597
Oil sales	12,395
Commodity derivative fair value gains	128,514
Total revenue	515,708

Net income and comprehensive income including noncontrolling interests (1)	221,531
Less: net income and comprehensive income attributable to noncontrolling interests	—
Net income and comprehensive income attributable to Antero Resources Corporation (1)	$221,531
(1)	Amounts include transaction expense of $24 million related to the HG Acquisition recognized during the six months ended June 30, 2026.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2026	2025	2026
Pro forma revenue and other:
Natural gas sales	$869,408	688,478	1,857,265	2,104,631
Natural gas liquids sales	490,768	587,714	1,068,291	1,100,266
Oil sales	34,058	59,579	85,123	107,449
Commodity derivative fair value gains (losses)	204,529	160,633	(70,968)	51,892
Marketing	33,743	56,066	59,301	97,727
Amortization of deferred revenue, VPP	6,298	5,860	12,528	11,655
Other revenue and income	2,263	1,512	4,570	2,803
Pro forma total revenue	1,641,067	1,559,842	3,016,110	3,476,423

Pro forma net income and comprehensive income including noncontrolling interests	322,868	286,417	434,085	786,092
Less: pro forma net income and comprehensive income attributable to noncontrolling interests	9,988	7,760	21,483	20,757
Pro forma net income and comprehensive income attributable to Antero Resources Corporation	$312,880	278,657	412,602	765,335

Pro forma net income per common share—basic	$1.01	0.90	1.33	2.47
Pro forma net income per common share—diluted	$1.00	0.90	1.31	2.46

(c)	Utica Shale Divestiture

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

The cash consideration received for the Utica Shale Divestiture less costs to sell of approximately $760 million, which includes certain contingent amounts released from escrow during the three months ended June 30, 2026, was greater than the carrying value of the Utica Shale Properties net assets as of February 23, 2026. Accordingly, the Company recorded a gain on sale of assets of $15 million and $61 million during the three and six months ended June 30, 2026, respectively, in its unaudited condensed consolidated statements of operations and comprehensive income.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

The following table sets forth the carrying value of the Utica Shale Properties’ assets and liabilities held for sale as of December 31, 2025 (in thousands):

December 31, 2025
Current assets:
Accounts receivable	$782
Accrued revenue	19,399
Other current assets	88
Long-term assets:
Unproved properties	27,720
Proved properties	1,045,145
Gathering systems and facilities	5,802
Other property and equipment	581
Less accumulated depletion, depreciation and amortization	(369,995)
Property and equipment, net	709,253
Operating leases right-of-use assets (1)	44,825
Other assets	659
Total assets	$775,006

Current liabilities:
Accounts payable	$2,118
Accounts payable, related parties	4,600
Accrued liabilities	17,650
Revenue distributions payable	17,130
Short-term lease liabilities	20,812
Long-term liabilities:
Long-term lease liabilities	24,210
Other liabilities	15,579
Total liabilities	$102,099
(1)	Substantially all of these operating leases right-of-use-assets relate to a gas gathering line and compressor stations with Antero Midstream. See Note 12— Leases to the unaudited condensed consolidated financial statements for additional information.
(d)	Subsequent Event

In July 2026, the Company acquired additional working and royalty interests in Antero’s core operating area for a total of approximately $315 million. Substantially all of the cash consideration is expected to be allocated to proved properties in the unaudited condensed consolidated balance sheet.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(4) Revenue

(a)	Disaggregation of Revenue

The table set forth below presents revenue disaggregated by type and reportable segment to which it relates (in thousands). See Note 16—Reportable Segments to the unaudited condensed consolidated financial statements for additional information.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026	Reportable Segment
Revenues from contracts with customers:
Natural gas sales	$688,753	688,478	1,468,758	1,999,954	Exploration and production
Natural gas liquids sales (ethane)	78,546	99,018	173,026	191,375	Exploration and production
Natural gas liquids sales (C3+ NGLs)	402,211	488,696	869,163	899,988	Exploration and production
Oil sales	33,700	59,579	84,035	106,274	Exploration and production
Marketing	33,743	56,066	59,301	97,727	Marketing
Other revenue	273	1,003	543	1,272	Exploration and production
Total revenue from contracts with customers	1,237,226	1,392,840	2,654,826	3,296,590
Income (loss) from derivatives, deferred revenue and other sources, net	60,267	167,002	(4,626)	208,378
Total revenue	$1,297,493	1,559,842	2,650,200	3,504,968

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

Under the Company’s sales contracts, the Company invoices customers after its performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company’s contracts do not give rise to contract assets or liabilities. As of December 31, 2025 and June 30, 2026, the Company’s receivables from contracts with customers were $493 million and $458 million, respectively.

(5) Equity Method Investment

As of December 31, 2025 and June 30, 2026, Antero owned 29% of Antero Midstream’s common stock, which is reflected in Antero’s unaudited condensed consolidated financial statements using the equity method of accounting.

The following table sets forth a reconciliation of Antero’s investment in unconsolidated affiliate (in thousands):

Balance as of December 31, 2025 (1)	245,653
Equity in earnings of unconsolidated affiliate	59,497
Dividends from unconsolidated affiliate	(62,628)
Elimination of intercompany profit	16,791
Balance as of June 30, 2026 (1)	$259,313
(1)	The fair value of the Company’s investment in Antero Midstream as of December 31, 2025 and June 30, 2026 was $2.5 billion and $3.2 billion, respectively, based on the quoted market share price of Antero Midstream.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(6) Accrued Liabilities

Accrued liabilities consisted of the following items (in thousands):

		(Unaudited)
	December 31,	June 30,
	2025	2026
Capital expenditures	$32,656	68,559
Gathering, compression, processing and transportation expenses	169,270	162,366
Marketing expenses	12,851	25,348
Interest expense	24,256	29,015
Production and ad valorem taxes	22,770	18,555
General and administrative expense	40,663	29,390
Contingencies and other	36,381	26,039
Total accrued liabilities	$338,847	359,272

(7) Debt

Total debt consisted of the following items (in thousands):

		(Unaudited)
	December 31,	June 30,
	2025	2026
Short-term:
Commercial paper	$—	182,000
Long-term:
Credit Facility	438,600	2,700
Term Loan	—	1,100,000
7.625% senior notes due 2029	365,353	—
5.375% senior notes due 2030	600,000	600,000
5.400% senior notes due 2036	—	750,000
Unamortized debt issuance costs	(5,977)	(20,442)
Total long-term debt	1,397,976	2,432,258
Total debt	$1,397,976	2,614,258

(a)	Commercial Paper

On June 16, 2026, Antero Resources established a commercial paper program (the “Commercial Paper Program”) pursuant to which Antero Resources may issue short-term, unsecured commercial paper notes (the “Commercial Paper”). The Commercial Paper may be issued and redeemed from time to time, with the aggregate face or principal amount of the notes outstanding under the Commercial Paper Program at any time not to exceed $1.65 billion. The Commercial Paper will be sold under customary market terms in the U.S. commercial paper market at a discount from par or at par and bear interest at rates determined at the time of issuance. The maturities of the Commercial Paper may vary, but shall not exceed 397 days from the date of issuance. Antero Resources’ Credit Facility (defined below) will serve as a liquidity backstop for any issuances under the Commercial Paper Program, and therefore, Antero Resources intends to maintain available capacity under the Credit Facility in an amount at least equal to the aggregate outstanding borrowings under the Commercial Paper Program.

During the second quarter of 2026, Antero Resources utilized the Commercial Paper Program to fund various short-term working capital requirements. As of June 30, 2026, Antero Resources had $182 million of outstanding Commercial Paper maturing at various dates in July 2026 with a weighted average interest rate of 4.4%.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(b)	Credit Facility

On July 30, 2024, Antero Resources entered into an amendment and restatement of its senior revolving credit facility with a syndicate of bank lenders (as amended to date, the “Credit Facility”). Borrowings are unsecured and are not guaranteed by any of Antero Resources’ subsidiaries. The Credit Facility was scheduled to mature on July 30, 2030, provided that Antero Resources could request one one-year extension of this maturity date, subject to satisfaction of certain conditions and consent of the extending lenders. However, on July 28, 2026 (the “First Amendment Effective Date”), Antero Resources entered an amendment to the Credit Facility to extend the scheduled maturity date (the “Maturity Date”) to July 30, 2031. Antero Resources may request two one-year extensions of the Maturity Date after the First Amendment Effective Date, subject to satisfaction of certain conditions and consent of the extending lenders. Commitments under the Credit Facility may be increased by up to $500 million subject to the agreement of Antero Resources, the increasing lenders, and with respect to the addition of new lenders, the consent of the Administrative Agent under the Credit Facility and the lenders with commitments to issue letters of credit under the Credit Facility.

The Credit Facility contains one financial covenant requiring Antero Resources to maintain a ratio on a consolidated basis of total indebtedness to capitalization of 65% or less at the end of each fiscal quarter and other affirmative and negative covenants applicable to Antero Resources and its subsidiaries that are customary for credit facilities of this type, including, among other things, limitations on: fundamental changes such as mergers, consolidations, liquidations and dissolutions; liens; certain indebtedness; restricted payments such as dividends, distributions and equity repurchases; and material non-arms’-length transactions with its affiliates. Antero Resources was in compliance with the financial covenant under the Credit Facility as of December 31, 2025 and June 30, 2026.

The Credit Facility provides for borrowing at Secured Overnight Financing Rate (“SOFR”) or an Alternate Base Rate, in each case, plus an Applicable Rate (each as defined in the Credit Facility). The Credit Facility does not amortize. Interest under the Credit Facility is payable at a variable rate based on SOFR or the Alternate Base Rate, determined by election at the time of borrowing and at the end of each applicable interest period in respect of a borrowing, plus an Applicable Rate. The Applicable Rate is determined with reference to Antero Resources’ then-current senior unsecured long-term debt rating ranging from 1.125% to 2.00% for SOFR loans. Commitment fees on the unused portion of the Credit Facility are due quarterly at rates ranging from 0.125% to 0.300%, determined with reference to Antero Resources’ then-current senior unsecured long-term debt ratings.

The proceeds of the loans made under the Credit Facility may be used (i) to pay fees and expenses incurred in connection with the transactions related thereto and the refinancing of the Secured Credit Facility (defined below), (ii) to finance working capital needs and (iii) for other general corporate purposes, in each case of Antero Resources and its subsidiaries.

As of December 31, 2025, Antero Resources had an outstanding balance under the Credit Facility of $439 million, with a weighted average interest rate of 5.3%, and outstanding letters of credit of $12 million. As of June 30, 2026, Antero Resources had an outstanding balance under the Credit Facility of $3 million, with a weighted average interest rate of 7.3%, and outstanding letters of credit of $12 million.

(c)	Term Loans

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Resources borrowed $1.5 billion in a single borrowing to partially fund the HG Acquisition. The Term Loan is scheduled to mature on February 3, 2029.

The Term Loan contains the same financial covenant as our Credit Facility requiring Antero Resources to maintain a ratio on a consolidated basis of total indebtedness to capitalization of 65% or less at the end of each fiscal quarter and other affirmative and negative covenants applicable to Antero Resources that are substantially the same as those covenants in our Credit Facility and otherwise customary for term loans of this type, including, among other things, limitations on: fundamental changes such as mergers, consolidations, liquidations and dissolutions; liens; certain indebtedness; restricted payments such as dividends, distributions and equity repurchases; and material non-arms’-length transactions with its affiliates. Antero Resources was in compliance with the financial covenant under the Term Loan as of June 30, 2026.

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

As of June 30, 2026, Antero Resources had an outstanding balance under the Term Loan of $1.1 billion, with a weighted average interest rate of 5.2%.

(d)	8.375% Senior Notes Due 2026

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

(e)	7.625% Senior Notes Due 2029

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

(f)	5.375% Senior Notes Due 2030

On June 1, 2021, Antero Resources issued $600 million of 5.375% senior notes due March 1, 2030 (the “2030 Notes”) at par. The 2030 Notes are unsecured and rank pari passu to Antero Resources’ Credit Facility, Term Loan and other outstanding senior notes. As of July 30, 2024, the 2030 Notes are not guaranteed by any of Antero Resources’ subsidiaries. Interest on the 2030 Notes is payable on March 1 and September 1 of each year. Antero Resources may redeem all or part of the 2030 Notes at any time at redemption prices ranging from 101.792% as of June 30, 2026 to 100.00% on or after March 1, 2028. If Antero Resources undergoes a change of control followed by a rating decline, the holders of the 2030 Notes will have the right to require Antero Resources to repurchase all or a portion of the notes at a price equal to 101% of the principal amount of the 2030 Notes, plus accrued and unpaid interest.

(g)	5.400% Senior Notes Due 2036

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

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

(8) Asset Retirement Obligations

The following table presents a reconciliation of the Company’s asset retirement obligations (in thousands):

Asset retirement obligations—December 31, 2025	$57,139
Obligations incurred	1,102
Obligations assumed in acquisition	4,797
Accretion expense	2,046
Settlement of obligations	(110)
Revisions to prior estimates	(45)
Asset retirement obligations—June 30, 2026	$64,929

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

A total of 10,072,378 shares were available for future grant under the AR LTIP as of June 30, 2026.

The Company’s equity-based compensation expense, by type of award, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
RSU awards	$10,669	8,993	22,138	17,543
PSU awards	4,756	3,878	8,019	6,666
Equity awards issued to directors	430	395	843	790
Total expense	$15,855	13,266	31,000	24,999

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(a)	Restricted Stock Unit Awards

A summary of RSU award activity is as follows:

		Weighted
		Average
	Number	Grant Date
	of Units	Fair Value
Total awarded and unvested—December 31, 2025	2,336,401	$29.67
Granted	1,025,783	38.83
Vested	(1,185,493)	28.40
Forfeited	(24,696)	33.24
Total awarded and unvested—June 30, 2026	2,151,995	$34.69

As of June 30, 2026, there was $63 million of unamortized equity-based compensation expense related to unvested RSUs. That expense is expected to be recognized over a weighted average period of 2.1 years.

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

Performance Share Unit Awards Based on Leverage Ratio

In March 2026, the Company granted PSUs to certain of its senior management and executive officers that vest based on the Company’s Net Debt to EBITDAX (as defined in the award agreement) determined as of the last day of each of three one-year performance periods ending on December 31, 2026, December 31, 2027 and December 31, 2028, in each case, subject to certain continued employment criteria for each performance period (“2026 Leverage Ratio PSUs”). The 2026 Leverage Ratio PSUs will be settled following the end of each performance period. The aggregate number of shares of common stock that may ultimately be earned with respect to the 2026 Leverage Ratio PSUs ranges from zero to 200% of the target number of 2026 Leverage Ratio PSUs originally granted. Expense related to the 2026 Leverage Ratio PSUs is recognized on a graded-vested basis over the term of each performance period that reflects the number of shares of common stock that are expected to be issued at the end of each measurement period, and such expense is reversed if the likelihood of achieving the performance condition becomes improbable. As of June 30, 2026, the likelihood of achieving the performance conditions related to the 2026 Leverage Ratio PSUs was probable.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Summary Information for Performance Share Unit Awards

A summary of PSU activity is as follows:

		Weighted
		Average
	Number	Grant Date
	of Units	Fair Value
Total awarded and unvested—December 31, 2025	1,359,347	$33.80
Granted	193,146	40.08
Vested (1)(2)	(685,313)	35.15
Forfeited (1)	(78,877)	39.90
Total awarded and unvested—June 30, 2026	788,303	$33.56
(1)	During the six months ended June 30, 2026, the PSUs granted in 2022 and 2023 based on absolute TSR performance criteria achieved vesting at 82% and 75%, respectively, of the target amounts and converted into 0.3 million shares, and the 0.1 million units that did not vest were forfeited.
(2)	During the six months ended June 30, 2026, certain PSUs granted in 2022, 2023 and 2025 based on Net Debt to EBITDAX performance criteria achieved vesting at 194%, 194% and 200%, respectively, of the target amounts and converted into 0.8 million shares.

As of June 30, 2026, there was $16 million of unamortized equity-based compensation expense related to unvested PSUs. That expense is expected to be recognized over a weighted average period of 1.5 years.

(10) Fair Value Measurement

(a)	Senior Notes

The following table sets forth the fair value and carrying value of the senior notes (in thousands):

			(Unaudited)
	December 31, 2025		June 30, 2026
	Fair	Carrying	Fair	Carrying
	Value (1)	Value (2)	Value (1)	Value (2)
2029 Notes	$370,431	363,204	—	—
2030 Notes	607,500	596,172	604,500	592,139
2036 Notes	—	—	737,625	746,587
Total	$977,931	959,376	1,342,125	1,338,726
(1)	Fair values are based on Level 2 market data inputs.
(2)	Carrying values are presented net of unamortized debt issuance costs.

(b)	Other Assets and Liabilities

The carrying values of restricted cash as of December 31, 2025, accounts receivable and accounts payable as of December 31, 2025 and June 30, 2026 and the amounts outstanding under the Commercial Paper Program as of June 30, 2026 approximated fair value because of their short-term nature. The carrying values of the amounts outstanding under the Credit Facility as of December 31, 2025 and June 30, 2026 and the Term Loan as of June 30, 2026 approximated fair value because the variable interest rates are reflective of current market conditions.

See Note 9—Equity-Based Compensation and Note 11—Derivative Instruments to the unaudited condensed consolidated financial statements for information regarding the fair value of equity-based awards and derivative financial instruments, respectively.

(c)	HG Acquisition

The HG Acquisition was accounted for under the acquisition method of accounting, and as such, the Company estimated the fair value of assets acquired and liabilities assumed as of the Closing Date. See Note 3—Transactions to the unaudited condensed consolidated financial statements for additional information.

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

The Company was party to various commodity derivative contracts that settled during the three and six months ended June 30, 2025 and 2026. The Company enters into derivative contracts when management believes that favorable future sales prices for the Company’s production can be secured. The Company’s derivative contracts have not been designated as hedges for accounting purposes; therefore, all gains and losses are recognized in the Company’s unaudited condensed consolidated statements of operations and comprehensive income.

Fixed Price Swaps

As of June 30, 2026, the Company’s fixed price swap positions were as follows:

				Weighted
				Average
Commodity / Settlement Period	Index	Contracted Volume		Price
Natural Gas
July-December 2026	Henry Hub	1,295,000	MMBtu/day	3.91	/MMBtu
July-December 2026	TETCO M2	10,000	MMBtu/day	3.36	/MMBtu
January-December 2027	Henry Hub	915,329	MMBtu/day	3.88	/MMBtu
January-December 2027	Dom South	20,000	MMBtu/day	2.93	/MMBtu
January-December 2028	Henry Hub	174,973	MMBtu/day	3.78	/MMBtu
January-December 2028	Dom South	30,000	MMBtu/day	2.88	/MMBtu
January-December 2028	TETCO M2	60,000	MMBtu/day	2.92	/MMBtu

Under the Company’s fixed price swap agreements, when actual commodity prices upon settlement exceed the fixed price provided by the contracts, the Company pays the difference to the counterparty. When actual commodity prices upon settlement are less than the contractually provided fixed price, the Company receives the difference from the counterparty.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Basis Swaps

As of June 30, 2026, the Company’s basis swap positions were as follows:

				Weighted Average
Commodity / Settlement Period	Index to Basis Differential	Contracted Volume		Price
Natural Gas
July-December 2026	NYMEX to TETCO M2	430,000	MMBtu/day	$(0.97)	/MMBtu
July-December 2026	NYMEX to Dom South	220,000	MMBtu/day	(0.98)	/MMBtu
July-December 2026	NYMEX to TCO	100,000	MMBtu/day	(0.83)	/MMBtu
January-December 2027	NYMEX to TETCO M2	302,959	MMBtu/day	(0.93)	/MMBtu
January-December 2027	NYMEX to Dom South	154,630	MMBtu/day	(1.00)	/MMBtu
January-December 2027	NYMEX to TCO	74,795	MMBtu/day	(0.78)	/MMBtu
January-December 2028	NYMEX to TETCO M2	104,863	MMBtu/day	(0.88)	/MMBtu
January-December 2028	NYMEX to Dom South	54,973	MMBtu/day	(0.95)	/MMBtu
January-December 2028	NYMEX to TCO	29,945	MMBtu/day	(0.81)	/MMBtu

Under the Company’s basis swap contracts, when actual commodity prices upon settlement are lower than the fixed price provided by the contracts, the Company receives the difference from the counterparty. When actual commodity prices upon settlement are higher than the contractually provided fixed price, the Company pays the difference to the counterparty.

Short Calls

As of June 30, 2026, the Company’s short call contract positions were as follows:

				Weighted
				Average
Commodity / Settlement Period	Index	Contracted Volume		Price
Natural Gas
July-December 2026	Henry Hub	30,000	MMBtu/day	$7.25	/MMBtu
January-December 2027	Henry Hub	24,959	MMBtu/day	7.10	/MMBtu

Under the Company’s short call contracts, when actual commodity prices upon settlement exceed the fixed price provided by the contracts, the Company pays the difference to the counterparty.

Collars

As of June 30, 2026, the Company’s collar contract positions were as follows:

				Weighted		Weighted
				Average		Average
Commodity / Settlement Period	Index	Contracted Volume		Ceiling Price		Floor Price
Natural Gas
July-December 2026 (1)	Henry Hub	587,000	MMBtu/day	$5.52	/MMBtu	$3.21	/MMBtu
January-December 2027	Henry Hub	57,425	MMBtu/day	4.62	/MMBtu	3.46	/MMBtu
(1)	Includes a call option and an embedded put option for 32,000 MMBtu/day at a strike price of $2.63/MMBtu tied to NYMEX pricing for the production volumes associated with the Company’s retained interest in the volumetric production payment transaction (“VPP”) properties. The Company bifurcated the embedded put option and reflects it at fair value in the unaudited condensed consolidated financial statements.

Under the Company’s collar agreements, when actual commodity prices upon settlement are below the floor price provided by the contract, the Company receives the difference from the counterparty. When actual commodity prices upon settlement are above the ceiling price, the Company pays the difference to the counterparty.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Three-Way Collars

As of June 30, 2026, the Company’s three-way collar contract positions were as follows:

				Weighted		Weighted		Weighted
		Contracted		Average		Average		Average
Commodity / Settlement Period	Index	Volume		Ceiling Price		Floor Price		Sub-Floor Price
Natural Gas
July-December 2026	Henry Hub	20,000	MMBtu/day	$4.88	/MMBtu	$3.70	/MMBtu	$2.88	/MMBtu
January-December 2027	Henry Hub	22,466	MMBtu/day	4.68	/MMBtu	3.66	/MMBtu	2.55	/MMBtu

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

Martica

During the three months ended March 31, 2025, all of Martica’s derivative contracts expired, and therefore, after March 31, 2025, there were no derivative gains or losses attributable to Martica. Martica was deconsolidated from the condensed consolidated financial statements as of June 30, 2026. See Note 2—Summary of Significant Accounting Policies for additional information.

(b)	Summary

The table below presents a summary of the fair values of the Company’s derivative instruments and where such values are recorded in the condensed consolidated balance sheets (in thousands).

			(Unaudited)
		December 31,	June 30,
	Balance Sheet Location	2025	2026
Asset derivatives not designated as hedges for accounting purposes:
Commodity derivatives—current	Derivative instruments	$68,054	180,648
Embedded derivatives—current	Derivative instruments	859	200
Commodity derivatives—noncurrent	Derivative instruments	12,524	50,767
Total asset derivatives (1)		81,437	231,615

Liability derivatives not designated as hedges for accounting purposes:
Commodity derivatives—current	Derivative instruments	—	1,913
Commodity derivatives—noncurrent	Derivative instruments	—	1,613
Total liability derivatives (1)		—	3,526

Net derivatives asset (1)		$81,437	228,089
(1)	The fair value of derivative instruments was determined using Level 2 inputs.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

The following table sets forth the gross values of recognized derivative assets and liabilities, the amounts offset under master netting arrangements with counterparties, and the resulting net amounts presented in the condensed consolidated balance sheets as of the dates presented, all at fair value (in thousands):

				(Unaudited)
	December 31, 2025			June 30, 2026
						Net Amounts of
	Gross	Gross	Net Amounts of	Gross	Gross	Assets
	Amounts	Amounts Offset	Assets on	Amounts	Amounts Offset	(Liabilities) on
	Recognized	Recognized	Balance Sheet	Recognized	Recognized	Balance Sheet
Commodity derivative assets	$162,641	(82,063)	80,578	374,087	(142,672)	231,415
Embedded derivative assets	859	—	859	200	—	200
Commodity derivative liabilities	(82,063)	82,063	—	(146,198)	142,672	(3,526)

The following table sets forth a summary of derivative fair value gains and losses and where such values are recorded in the unaudited condensed consolidated statements of operations and comprehensive income (in thousands):

	Statement of	Three Months Ended June 30,		Six Months Ended June 30,
	Operations Location	2025	2026	2025	2026
Commodity derivative fair value gains (losses) (1)	Revenue	$53,220	161,186	(17,241)	196,316
Embedded derivative fair value gains (losses) (1)	Revenue	189	(553)	(1,021)	(660)
(1)	The fair value of derivative instruments was determined using Level 2 inputs.

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(a)	Supplemental Balance Sheet Information Related to Leases

The Company’s lease assets and liabilities consisted of the following items (in thousands):

			(Unaudited)
		December 31,	June 30,
Leases	Balance Sheet Classification	2025	2026
Operating Leases
Operating lease right-of-use assets:
Processing plants	Operating lease right-of-use assets	$1,135,203	1,027,181
Drilling rigs and completion services	Operating lease right-of-use assets	54,968	160,370
Gas gathering lines and compressor stations (1)	Operating lease right-of-use assets	912,073	789,992
Office space	Operating lease right-of-use assets	28,400	25,771
Office, field and other equipment	Operating lease right-of-use assets	1,865	2,259
Total operating lease right-of-use assets		$2,132,509	2,005,573
Operating lease liabilities:
Short-term operating lease liabilities	Short-term lease liabilities	$514,717	530,520
Long-term operating lease liabilities	Long-term lease liabilities	1,610,341	1,467,889
Total operating lease liabilities		$2,125,058	1,998,409
Finance Leases
Finance lease right-of-use assets:
Vehicles	Other property and equipment	$3,486	2,638
Total finance lease right-of-use assets (2)		$3,486	2,638
Finance lease liabilities:
Short-term finance lease liabilities	Short-term lease liabilities	$1,539	1,149
Long-term finance lease liabilities	Long-term lease liabilities	1,947	1,489
Total finance lease liabilities		$3,486	2,638
(1)	Gas gathering lines and compressor stations relate to Antero Midstream. See “—Related Party Lease Disclosure” for additional discussion.
(2)	Financing lease assets are recorded net of accumulated amortization of $3 million and $2 million as of December 31, 2025 and June 30, 2026, respectively.

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(b)	Supplemental Information Related to Leases

Costs associated with operating and finance leases were included in the unaudited condensed consolidated statement of operations and comprehensive income (in thousands):

			Three Months Ended June 30,		Six Months Ended June 30,
Cost	Classification	Location	2025	2026	2025	2026
Operating lease cost	Statement of operations	Gathering, compression, processing and transportation	$406,240	430,839	801,361	858,037
Operating lease cost	Statement of operations	General and administrative	3,318	2,626	6,459	5,981
Operating lease cost	Statement of operations	Lease operating	302	364	527	736
Operating lease cost	Balance sheet	Proved properties (1)	6,267	31,705	13,666	51,498
Total operating lease cost			$416,127	465,534	822,013	916,252

Finance lease cost:
Amortization of right-of-use assets	Statement of operations	Depletion, depreciation and amortization	$422	600	831	1,077
Interest on lease liabilities	Statement of operations	Interest expense, net	127	107	245	231
Total finance lease cost			$549	707	1,076	1,308

Short-term lease payments			$47,371	50,717	90,277	81,802
(1)	Capitalized costs related to drilling and completion activities.

(c)	Supplemental Cash Flow Information Related to Leases

The following table presents the Company’s supplemental cash flow information related to leases (in thousands):

	Six Months Ended June 30,
	2025	2026
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$794,364	1,016,784
Operating cash flows from finance leases	245	231
Investing cash flows from operating leases	8,050	45,622
Financing cash flows from finance leases	710	657

Noncash activities:
Right-of-use assets obtained in exchange for new operating lease obligations	$127,187	118,168
Decrease to existing right-of-use assets and lease obligations from operating lease modifications, net (1)	$(14,453)	(6,510)
(1)	During the six months ended June 30, 2025, the weighted average discount rate for remeasured operating leases increased from 5.5% as of December 31, 2024 to 5.8% as of June 30, 2025. During the six months ended June 30, 2026, the weighted average discount rate for remeasured operating leases decreased from 5.1% as of December 31, 2025 to 4.4% as of June 30, 2026.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(d)	Maturities of Lease Liabilities

The table below is a schedule of future minimum payments for operating and financing lease liabilities as of June 30, 2026 (in thousands):

	Operating Leases	Financing Leases	Total
Remainder of 2026	$332,852	837	333,689
2027	568,835	1,003	569,838
2028	409,252	868	410,120
2029	322,117	364	322,481
2030	248,972	—	248,972
Thereafter	408,821	—	408,821
Total lease payments	2,290,849	3,072	2,293,921
Less: imputed interest	(292,440)	(434)	(292,874)
Total	$1,998,409	2,638	2,001,047

(e)	Lease Term and Discount Rate

The following table sets forth the Company’s weighted average remaining lease term and discount rate:

(Unaudited)
	December 31, 2025		June 30, 2026
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term	5.4 years	2.8 years	5.0 years	2.6 years
Weighted average discount rate	5.6%	8.5%	5.5%	8.5%

(f)	Related Party Lease Disclosure

The Company has gathering and compression service agreements with Antero Midstream that include: (i) the second amended and restated gathering and compression agreement dated December 8, 2019, including the updates agreed to in principle as it relates to the HG Acquisition (the “2019 gathering and compression agreement”), (ii) a gathering and compression agreement from Antero Midstream’s acquisition in 2022 of certain Marcellus gathering and compression assets in an area of dedication (the “Marcellus gathering and compression agreement”) and (iii) a gathering and compression agreement from Antero Midstream’s acquisition in the second quarter of 2024 of certain central Marcellus gathering and compression assets (the “Mountaineer gathering and compression agreement”). The Company also had a compression agreement from Antero Midstream’s acquisition in 2022 of certain Utica compressors that was divested at the closing of the Utica Shale Divestiture on February 23, 2026 (the “Utica compression agreement” and together with the 2019 gathering and compression agreement, the Marcellus gathering and compression agreement and the Mountaineer gathering and compression agreement, the “gathering and compression agreements”). Pursuant to the gathering and compression agreements with Antero Midstream, the Company has dedicated substantially all of its current and future acreage in West Virginia, Ohio and Pennsylvania to Antero Midstream for gathering and compression services. The 2019 gathering and compression agreement, Marcellus gathering and compression agreement and Mountaineer gathering and compression agreement have initial terms through 2038, 2031 and 2026, respectively. Upon expiration of the Marcellus gathering and compression agreement and Mountaineer gathering and compression agreement, Antero Midstream will continue to provide gathering and compression services under the 2019 gathering and compression agreement.

Under the gathering and compression agreements, Antero Midstream receives a gathering fee per Mcf, a centralized compression fee per Mcf and high pressure gathering fee per Mcf, as applicable, subject to annual Consumer Price Index (“CPI”)-based adjustments. In addition, Antero Midstream receives fees for well pad compression that include (i) reimbursement of Antero Midstream’s third-party out-of-pocket costs plus 3% for well pad compression services provided by third-party-owned equipment and (ii) a cost of service fee that allows Antero Midstream to earn a return on capital invested of 13% per annum over a period of seven years for well pad compression services provided by Antero Midstream-owned assets. If and to the extent the Company requests that Antero Midstream construct gathering lines, centralized compressor stations and/or high pressure lines, the 2019 gathering and compression agreement contains options at Antero Midstream’s election for either (i) minimum volume commitments that require Antero Resources to utilize or pay for 70% of the centralized compression capacity and 75% of the high pressure gathering capacity of the requested capacity of such new construction for 10 years or (ii) a cost of service fee that allows Antero Midstream to earn a return on capital invested of 13% per annum over a

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

period of seven years. The Marcellus gathering and compression agreement provides for a minimum volume commitment that requires the Company to utilize or pay for 25% of the compression capacity for a period of 10 years from the in-service date. The Mountaineer gathering and compression agreement provides for monthly minimum gathering fees for each compressor station or high pressure gathering line, respectively, for a period of 12 years commencing 90 days after such asset’s in-service date. As of June 30, 2026, the minimum volume commitments for the 2019 gathering and compression agreement end in 2035, and the minimum gathering fees for the Mountaineer gathering and compression agreement end in 2026. As of January 1, 2025, there were no minimum volume commitments under the Marcellus gathering and compression agreement.

Upon completion of the initial contract term, the 2019 gathering and compression agreement will continue in effect from year to year until such time as the agreement is terminated, effective upon an anniversary of the effective date of the agreement, by notice from either the Company or Antero Midstream to the other party on or before the 180th day prior to the anniversary of such agreement.

Gathering and compression fees paid by the Company related to these agreements were $212 million and $237 million for the three months ended June 30, 2025 and 2026, respectively. For the six months ended June 30, 2025 and 2026, gathering and compression fees paid by the Company related to this agreement were $417 million and $468 million, respectively. As of December 31, 2025 and June 30, 2026, $85 million and $94 million, respectively, was included within accounts payable, related parties on the condensed consolidated balance sheets as due to Antero Midstream related to these agreements.

(13) Commitments

The following table sets forth a schedule of future minimum payments for the Company’s contractual obligations, which include leases that have a lease term in excess of one year as of June 30, 2026 (in thousands):

		Processing,
		Gathering,
	Firm	Compression	Operating and	Imputed Interest
	Transportation	and Water Service	Financing Leases	for Leases	Other
	(a)	(b)	(c)	(c)	(d)	Total
Remainder of 2026	$627,965	34,918	281,826	51,863	9,143	1,005,715
2027	1,234,442	92,386	487,242	82,596	7,919	1,904,585
2028	1,171,053	113,723	350,756	59,365	4,491	1,699,388
2029	809,946	113,097	281,005	41,475	1,192	1,246,715
2030	739,252	112,144	221,800	27,172	1,110	1,101,478
Thereafter	3,162,038	559,088	378,418	30,403	2,414	4,132,361
Total	$7,744,696	1,025,356	2,001,047	292,874	26,269	11,090,242

(a)	Firm Transportation

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

The Company incurs costs associated with the delay or cancellation of certain contracts with third-parties. These costs are recorded in contract termination, loss contingency and settlements in the unaudited condensed consolidated statements of operations and comprehensive income. There are no remaining payment obligations related to any delayed or cancelled contracts as of June 30, 2026.

(14) Contingencies

(a)	Environmental

In June 2018, the Company received a Notice of Violation (“NOV”) from the U.S. Environmental Protection Agency (“EPA”) Region III for alleged violations of the federal Clean Air Act and the West Virginia State Implementation Plan. The NOV alleges that combustion devices at these facilities did not meet applicable air permitting requirements. Separately, in June 2018, the Company received an information request from the EPA Region III pursuant to Section 114(a) of the Clean Air Act relating to the facilities that were inspected in September 2017 as well as additional Antero Resources facilities for the purpose of determining if the additional facilities have the same alleged compliance issues that were identified during the September 2017 inspections. Subsequently, the West Virginia Department of Environmental Protection (“WVDEP”) and the EPA Region V (covering Ohio facilities) each conducted its own inspections, and the Company has separately received NOVs from WVDEP and EPA Region V related to similar issues being investigated by the EPA Region III. On February 13, 2026, the Company entered into a Consent Decree with the DOJ and WVDEP resolving the alleged violations. The Consent Decree requires Antero to pay a total penalty of approximately $3.8 million (split between the U.S. and West Virginia) and take certain other actions. The federal district court approved the Consent Decree on March 31, 2026, and this matter is now resolved. The penalty and any additional obligations pursuant to the Consent Decree are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

The Company has been named in various lawsuits alleging royalty underpayments, some of which seek class action certification. Pending litigation against the Company and other peer operators could have an impact on the methods for determining royalty payments due to lessors under oil and gas leases, including the amount of permitted post-production costs and types of costs that have been, and may be, deducted from royalty payments, among other things. While the amounts claimed could be material, many of these proceedings are in early stages, involve multiple lease forms with varying royalty provisions and seek or may seek damages the amount of which is currently indeterminate. In a class action lawsuit to which the Company is a party, Jacklin Romeo, et al. v. Antero Resources Corporation, the U.S. District Court for the Northern District of West Virginia certified certain questions to the West Virginia Supreme Court (the “WVSC”) with respect to the interpretation of West Virginia’s implied duty to market gas where a lease lacks any express language regarding the allocation of post-production costs and the treatment of NGLs. The WVSC answered the certified questions in November 2024; however, in December 2024, Antero petitioned the WVSC for rehearing on the certified questions, which stayed the issuance of the mandate required for the November 2024 opinion to take effect. The petition for rehearing was granted by the WVSC on December 31, 2024, and oral argument on the matter was held before the WVSC on April 22, 2025. On June 11, 2025, the WVSC answered the certified questions, the effect of which broadens the scope of products for which the Company will pay royalties and limits the amount of post-production costs the Company deducts from royalty payments, in each case, under leases that do not contain language to the contrary. With respect to the Romeo matter, the Company has accrued an immaterial amount as of December 31, 2025 and June 30, 2026 for estimated damages that is recorded in contract termination, loss contingency and settlements in the unaudited condensed consolidated statements of operations and comprehensive income.

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(15) Related Parties

Substantially all of Antero Midstream’s revenues were and are derived from transactions with Antero Resources. See Note 16—Reportable Segments to the unaudited condensed consolidated financial statements for the operating results of the Company’s reportable segments.

In light of the nature and location of the assets and operations acquired in the HG Acquisition, the Company and Antero Midstream agreed in principle to certain updates to, and intend to modify, their existing commercial arrangements to provide for well pad compression with respect to certain wells and to provide certain water services. For well pad compression services provided by third-party-owned equipment, the Company will reimburse Antero Midstream’s third-party out-of-pocket costs plus 3%. For well pad compression services provided by Antero Midstream-owned assets, Antero Midstream will charge the Company a cost of service fee that allows Antero Midstream to earn a return on capital invested of 13% per annum over a period of seven years. For certain fresh water services provided by Antero Midstream related to the HG Production assets, the Company will reimburse Antero Midstream’s third-party out-of-pocket costs plus 3%.

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended June 30, 2026
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream (1)	Affiliate	Total
Sales and revenues:
Third-party	$1,503,267	56,066	—	—	1,559,333
Intersegment	509	—	327,244	(327,244)	509
Total revenue	1,503,776	56,066	327,244	(327,244)	1,559,842

Operating expenses:
Lease operating	48,148	—	—	—	48,148
Gathering and compression	270,225	—	36,533	(36,533)	270,225
Processing	292,745	—	—	—	292,745
Transportation	185,211	—	—	—	185,211
Water handling	—	—	47,993	(47,993)	—
Production and ad valorem taxes	37,535	—	—	—	37,535
Marketing	—	72,059	—	—	72,059
General and administrative (excluding equity-based compensation)	44,529	—	11,729	(11,729)	44,529
Equity-based compensation	13,266	—	10,828	(10,828)	13,266
Facility idling	—	—	287	(287)	—
Depletion, depreciation and amortization	227,254	—	37,378	(37,378)	227,254
Impairment of property and equipment	4,455	—	133	(133)	4,455
Other (2)	(11,044)	—	454	(454)	(11,044)
Total operating expenses	1,112,324	72,059	145,335	(145,335)	1,184,383
Operating income (loss)	$391,452	(15,993)	181,909	(181,909)	375,459
Equity in earnings of unconsolidated affiliates	$29,379	—	28,525	(28,525)	29,379
Capital expenditures for segment assets	$340,716	—	52,743	(52,743)	340,716
(1)	Amounts reflect those recorded in Antero Midstream’s unaudited condensed consolidated financial statements.
(2)	Amounts include charges for exploration, accretion of asset retirement obligations, loss on settlement of asset retirement obligations, contract termination, loss contingency and settlements and other operating expenses, as applicable, which represent segment operating expenses that are not considered significant.

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

	Six Months Ended June 30, 2026
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream (1)	Affiliate	Total
Sales and revenues:
Third-party	$3,406,174	97,727	606	(606)	3,503,901
Intersegment	1,067	—	640,849	(640,849)	1,067
Total revenue	3,407,241	97,727	641,455	(641,455)	3,504,968

Operating expenses:
Lease operating	92,677	—	—	—	92,677
Gathering and compression	539,338	—	66,563	(66,563)	539,338
Processing	580,513	—	—	—	580,513
Transportation	417,436	—	—	—	417,436
Water handling	—	—	88,660	(88,660)	—
Production and ad valorem taxes	118,532	—	—	—	118,532
Marketing	—	134,612	—	—	134,612
General and administrative (excluding equity-based compensation)	96,136	—	23,497	(23,497)	96,136
Equity-based compensation	24,999	—	21,407	(21,407)	24,999
Facility idling	—	—	832	(832)	—
Depletion, depreciation and amortization	433,493	—	72,013	(72,013)	433,493
Impairment of property and equipment	5,403	—	133	(133)	5,403
Gain on sale of assets	(60,566)	—	(2,658)	2,658	(60,566)
Other (2)	17,484	—	488	(488)	17,484
Total operating expenses	2,265,445	134,612	270,935	(270,935)	2,400,057
Operating income (loss)	$1,141,796	(36,885)	370,520	(370,520)	1,104,911
Equity in earnings of unconsolidated affiliates	$59,497	—	58,537	(58,537)	59,497
Capital expenditures for segment assets	$546,817	—	90,649	(90,649)	546,817
(1)	Amounts reflect those recorded in Antero Midstream’s unaudited condensed consolidated financial statements.
(2)	Amounts include charges for exploration, accretion of asset retirement obligations, loss on settlement of asset retirement obligations, contract termination, loss contingency and settlements and other operating expenses, as applicable, which represent segment operating expenses that are not considered significant.

The summarized assets of the Company’s reportable segments are as follows (in thousands):

	As of December 31, 2025
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream (1)	Affiliate	Total
Investments in unconsolidated affiliates	$245,653	—	585,778	(585,778)	245,653
Total assets	13,238,013	7,394	5,884,116	(5,884,116)	13,245,407
(1)	Amounts reflect those recorded in Antero Midstream’s condensed consolidated financial statements.

	(Unaudited)
	As of June 30, 2026
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream (1)	Affiliate	Total
Investments in unconsolidated affiliates	$259,313	—	574,215	(574,215)	259,313
Total assets	15,212,556	20,078	6,363,815	(6,363,815)	15,232,634
(1)	Amounts reflect those recorded in Antero Midstream’s unaudited condensed consolidated financial statements.

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

Our Company

We have assembled a portfolio of long-lived properties that are characterized by what we believe to be high repeatability and low geologic risk. We focus on unconventional reservoirs, which can generally be characterized as fractured shale formations. Our management team has worked together for many years and has a successful track record of reserve and production growth as well as significant expertise in unconventional resource plays. Our strategy is to leverage our team’s experience delineating and developing natural gas resource plays to develop our reserves and production, primarily on our existing multi-year inventory of drilling locations in the Appalachian Basin. As of June 30, 2026, we held approximately 858,000 net acres in the Appalachian Basin.

HG Acquisition

On December 5, 2025, we entered into a definitive agreement to acquire 100% of the issued and outstanding equity interests of HG Production for total cash consideration of $2.8 billion, subject to the terms and conditions thereof. The HG Acquisition included approximately 385,000 net acres in the core of the Marcellus Shale in West Virginia. This acquisition closed on the Closing Date. The HG Acquisition was funded with borrowings under the Term Loan, net proceeds of the 2036 Notes, borrowings under the Credit Facility and restricted cash. See Note 3—Transactions to our unaudited condensed consolidated financial statements for additional information. The Company’s condensed consolidated statement of operations for the six months ended June 30, 2026 included results of operations from the assets and operations acquired in the HG Acquisition from the Closing Date through June 30, 2026.

In light of the nature and location of the assets and operations acquired in the HG Acquisition, we and Antero Midstream agreed in principle to certain updates to, and intend to modify, our existing commercial arrangements to provide for well pad compression with respect to certain wells and to provide certain water services. See Note 15—Related Parties to our unaudited condensed consolidated financial statements for additional information.

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

Martica Hurdle Achievement and Dissolution

On May 1, 2026, Sixth Street achieved its Hurdle for Martica. As such, beginning May 1, 2026, 85% of the distributions in respect of the ORRIs to which Sixth Street was entitled immediately prior to the Hurdle being achieved reverted to us. On June 30, 2026, we elected to dissolve Martica and make in-kind liquidating distributions to Sixth Street and ourselves, which included conveyance of the ORRIs to Sixth Street and Antero Resources after giving effect to the Reversion, after which Martica was deconsolidated for our condensed consolidated financial statements. On July 1, 2026, after the deconsolidation of Martica, our condensed consolidated financial statements will reflect the ORRIs conveyed to us by Martica after giving effect to the Reversion, including the related earnings and cash flows. See Note 2—Summary of Significant Accounting Policies for additional information.

Financing Highlights

Issuance of 2036 Notes

On January 28, 2026, we issued $750 million of 5.400% senior notes due February 1, 2036 at a price of 99.869% of par. The 2036 Notes are unsecured and rank pari passu to our Credit Facility, Term Loan and other outstanding senior notes. The 2036 Notes are not guaranteed by any of our subsidiaries. The net proceeds from this offering were used to partially fund the HG Acquisition. See Note 3—Transactions and Note 7—Debt to our unaudited condensed consolidated financial statements for additional information.

Term Loan

On February 3, 2026, substantially concurrently with the consummation of the HG Acquisition, we entered into an unsecured three year term loan facility in an aggregate principal amount of $1.5 billion with the lenders party thereto and Royal Bank of Canada, as administrative agent. Borrowings are unsecured and are not guaranteed by any of our subsidiaries. On February 3, 2026, we borrowed $1.5 billion in a single borrowing to partially fund the HG Acquisition. The Term Loan is scheduled to mature on February 3, 2029. As of June 30, 2026, we have $1.1 billion outstanding on the Term Loan. See Note 3—Transactions and Note 7—Debt to our unaudited condensed consolidated financial statements for additional information.

Redemption of 2029 Notes

On February 24, 2026, we redeemed the remaining $365 million principal amount of the 2029 Notes at 101.271% of the principal amount thereof, plus accrued and unpaid interest, and the 2029 Notes were fully retired on such date. See Note 7—Debt to our unaudited condensed consolidated financial statements for additional information.

Commercial Paper Program

On June 16, 2026, we established the Commercial Paper Program pursuant to which we may issue short-term, unsecured commercial paper notes. The Commercial Paper may be issued and redeemed from time to time, with the aggregate face or principal amount of the notes outstanding under the Commercial Paper Program at any time not to exceed $1.65 billion. Our Credit Facility will serve as a liquidity backstop for any issuances under the Commercial Paper Program, and we intend to maintain available capacity under the Credit Facility in an amount at least equal to the aggregate outstanding borrowings under the Commercial Paper Program. See Note 7—Debt to our unaudited condensed consolidated financial statements for additional information.

Share Repurchase Program

During 2022, our Board of Directors authorized a share repurchase program that allows us to repurchase up to $2.0 billion of outstanding common stock. During the three and six months ended June 30, 2026, we repurchased approximately 1.1 million shares of our common stock at a total cost of $38 million through our share repurchase program. As of June 30, 2026, we have approximately $877 million of capacity remaining under our share repurchase program. The shares may be repurchased from time to time in open market transactions, through privately negotiated transactions or by other means in accordance with federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will be determined by us at our discretion and will depend on a variety of factors, including the market price of our common stock, general market and economic conditions and applicable legal requirements.

Market Conditions and Business Trends

Commodity Markets

Prices for natural gas, NGLs and oil that we produce significantly impact our revenues and cash flows. Benchmark prices for C3+ NGLs and oil increased significantly, while benchmark prices for natural gas and ethane decreased during the three months ended June 30, 2026 as compared to the same period of 2025. Benchmark prices for natural gas and oil increased significantly, while benchmark prices for ethane decreased and C3+ NGLs remained consistent during the six months ended June 30, 2026 as compared to the same period of 2025. We monitor the economic factors that impact natural gas, NGLs and oil prices, including domestic and foreign supply and demand indicators, domestic and foreign commodity inventories, the actions of Organization of Petroleum Exporting Countries and other large producing nations and the current conflicts in Ukraine, Venezuela and in the Middle East, among others. In the current economic environment, we expect that commodity prices for some or all of the commodities we produce could remain volatile. This volatility is beyond our control and may adversely impact our business, financial condition, results of operations and future cash flows. However, we use derivative instruments when circumstances warrant to manage our exposure to commodity price risk. See “—Hedge Position” and Note 11—Derivative Instruments to our unaudited condensed consolidated financial statements for additional information on our derivative instruments.

The following table details the average benchmark natural gas, NGLs and oil prices:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
Henry Hub ($/Mcf) (1)	$3.44	2.90	$3.55	3.97
Mont Belvieu Ethane ($/Bbl) (2)	10.11	8.96	10.78	9.41
Mont Belvieu C3+ NGLs ($/Bbl) (3)	38.07	45.26	41.03	41.07
West Texas Intermediate ($/Bbl) (4)	63.74	93.00	67.58	82.46
(1)	NYMEX first of month average natural gas price.
(2)	Intercontinental Exchange, Inc. (“ICE”) settlement ethane Oil Price Information Service (“OPIS”) futures average price for the front month contract as published on the last trading day of the month.
(3)	ICE settlement propane, isobutane, normal butane and natural gasoline OPIS futures average price for the front month contract as published on the last trading day of the month. Propane and isobutane reflect TET prices, and normal butane and natural gasoline reflect non-TET prices. Propane, isobutane, normal butane and natural gasoline futures prices are weighted to approximate Antero Resources’ average C3+ NGLs composition.
(4)	NYMEX calendar month average settled futures price.

Hedge Position

We are exposed to certain commodity price risks relating to our ongoing business operations, and we use derivative instruments when circumstances warrant to manage such risks. In addition, we periodically enter into contracts that contain embedded features that are required to be bifurcated and accounted for separately as derivatives. For the three months ended June 30, 2025 and 2026, 4% and 47%, respectively, of our production was hedged through commodity derivatives, excluding basis swaps. For the six months ended June 30, 2025 and 2026, 4% and 44%, respectively, of our production was hedged through commodity derivatives, excluding basis swaps. Assuming our 2026 production is the same as our production in 2025, approximately 54% of our total production for 2026 is hedged through commodity derivatives, excluding basis swaps. In addition, for the three and six months ended June 30, 2026, 18% and 15%, respectively, of our production was hedged with basis swap commodity derivatives. We did not have any basis swap commodity derivatives for the three and six months ended June 30, 2025. Assuming our 2026 production is the same as our production in 2025, approximately 20% of our total production for 2026 is hedged with basis swap commodity derivatives. As of June 30, 2026, the estimated fair value of our commodity derivative contracts was a net asset of $228 million. See Note 11—Derivative Instruments to our unaudited condensed consolidated financial statements for additional information.

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

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2026

The operating results of our reportable segments were as follows (in thousands):

	Three Months Ended June 30, 2025
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream (1)	Affiliate	Total
Revenue and other:
Natural gas sales	$688,753	—	—	—	688,753
Natural gas liquids sales	480,757	—	—	—	480,757
Oil sales	33,700	—	—	—	33,700
Commodity derivative fair value gains	53,409	—	—	—	53,409
Gathering, compression and water handling	—	—	305,472	(305,472)	—
Marketing	—	33,743	—	—	33,743
Amortization of deferred revenue, VPP	6,298	—	—	—	6,298
Other revenue and income	833	—	—	—	833
Total revenue	1,263,750	33,743	305,472	(305,472)	1,297,493

Operating expenses:
Lease operating	37,244	—	—	—	37,244
Gathering and compression	236,830	—	25,662	(25,662)	236,830
Processing	284,040	—	—	—	284,040
Transportation	180,852	—	—	—	180,852
Water handling	—	—	37,452	(37,452)	—
Production and ad valorem taxes	34,830	—	—	—	34,830
Marketing	—	51,988	—	—	51,988
Exploration	648	—	—	—	648
General and administrative (excluding equity-based compensation)	41,328	—	10,718	(10,718)	41,328
Equity-based compensation	15,855	—	11,407	(11,407)	15,855
Depletion, depreciation and amortization	187,589	—	33,364	(33,364)	187,589
Impairment of property and equipment	6,297	—	—	—	6,297
Accretion of asset retirement obligations	942	—	—	—	942
Loss on sale of assets	546	—	—	—	546
Contract termination, loss contingency, settlements and other operating expenses	13,621	—	425	(425)	13,621
Total operating expenses	1,040,622	51,988	119,028	(119,028)	1,092,610
Operating income (loss)	$223,128	(18,245)	186,444	(186,444)	204,883

Equity in earnings of unconsolidated affiliates	$30,563	—	30,016	(30,016)	30,563
(1)	Amounts reflect those recorded in Antero Midstream’s unaudited condensed consolidated financial statements.

	Three Months Ended June 30, 2026
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream (1)	Affiliate	Total
Revenue and other:
Natural gas sales	$688,478	—	—	—	688,478
Natural gas liquids sales	587,714	—	—	—	587,714
Oil sales	59,579	—	—	—	59,579
Commodity derivative fair value gains	160,633	—	—	—	160,633
Gathering, compression and water handling	—	—	327,244	(327,244)	—
Marketing	—	56,066	—	—	56,066
Amortization of deferred revenue, VPP	5,860	—	—	—	5,860
Other revenue and income	1,512	—	—	—	1,512
Total revenue	1,503,776	56,066	327,244	(327,244)	1,559,842

Operating expenses:
Lease operating	48,148	—	—	—	48,148
Gathering and compression	270,225	—	36,533	(36,533)	270,225
Processing	292,745	—	—	—	292,745
Transportation	185,211	—	—	—	185,211
Water handling	—	—	47,993	(47,993)	—
Production and ad valorem taxes	37,535	—	—	—	37,535
Marketing	—	72,059	—	—	72,059
Exploration	904	—	—	—	904
General and administrative (excluding equity-based compensation)	44,529	—	11,729	(11,729)	44,529
Equity-based compensation	13,266	—	10,828	(10,828)	13,266
Depletion, depreciation and amortization	227,254	—	37,378	(37,378)	227,254
Impairment of property and equipment	4,455	—	133	(133)	4,455
Accretion of asset retirement obligations	983	—	—	—	983
Gain on sale of assets	(14,616)	—	—	—	(14,616)
Contract termination, loss contingency, settlements and other operating expenses	1,685	—	741	(741)	1,685
Total operating expenses	1,112,324	72,059	145,335	(145,335)	1,184,383
Operating income (loss)	$391,452	(15,993)	181,909	(181,909)	375,459

Equity in earnings of unconsolidated affiliates	$29,379	—	28,525	(28,525)	29,379
(1)	Amounts reflect those recorded in Antero Midstream’s unaudited condensed consolidated financial statements.

The following table sets forth selected operating data of the exploration and production and marketing segments:

	Three Months Ended		Amount of
	June 30,		Increase	Percent
	2025	2026	(Decrease)	Change
Production data (1) (2):
Natural gas (Bcf)	203	259	56	28%
C2 Ethane (MBbl)	6,924	7,896	972	14%
C3+ NGLs (MBbl)	10,608	11,023	415	4%
Oil (MBbl)	672	758	86	13%
Combined (Bcfe)	312	377	65	21%
Daily combined production (MMcfe/d)	3,430	4,144	714	21%
Average prices before effects of derivative settlements (3):
Natural gas (per Mcf)	$3.39	2.66	(0.73)	(22)%
C2 Ethane (per Bbl) (4)	$11.34	12.54	1.20	11%
C3+ NGLs (per Bbl)	$37.92	44.33	6.41	17%
Oil (per Bbl)	$50.15	78.60	28.45	57%
Weighted Average Combined (per Mcfe)	$3.85	3.54	(0.31)	(8)%
Average realized prices after effects of derivative settlements (3):
Natural gas (per Mcf)	$3.36	3.18	(0.18)	(5)%
C2 Ethane (per Bbl) (4)	$11.34	12.54	1.20	11%
C3+ NGLs (per Bbl)	$37.92	44.32	6.40	17%
Oil (per Bbl)	$50.15	78.60	28.45	57%
Weighted Average Combined (per Mcfe)	$3.83	3.90	0.07	2%
Average costs (per Mcfe):
Lease operating	$0.12	0.13	0.01	8%
Gathering and compression	$0.76	0.72	(0.04)	(5)%
Processing	$0.91	0.78	(0.13)	(14)%
Transportation	$0.58	0.49	(0.09)	(16)%
Production and ad valorem taxes	$0.11	0.10	(0.01)	(9)%
Marketing expense, net	$0.06	0.04	(0.02)	(33)%
General and administrative (excluding equity-based compensation)	$0.13	0.12	(0.01)	(8)%
Depletion, depreciation, amortization and accretion	$0.60	0.61	0.01	2%

*Not meaningful

(1)	Production data excludes volumes related to the VPP.
(2)	Oil and NGLs production was converted at 6 Mcf per Bbl to calculate total Bcfe production and per Mcfe amounts. This ratio is an estimate of the equivalent energy content of the products and may not reflect their relative economic value.
(3)	Average prices reflect the before and after effects of our settled commodity derivatives. Our calculation of such after effects includes gains (losses) on settlements of commodity derivatives, which do not qualify for hedge accounting because we do not designate or document them as hedges for accounting purposes.
(4)	The average realized price for the three months ended June 30, 2025 includes $0.5 million of proceeds related to a take-or-pay contract. Excluding the effect of these proceeds, the average realized price for ethane before and after the effects of derivatives for the three months ended June 30, 2025 would have been $11.27 per Bbl.

Exploration and Production Segment

Natural gas sales. Revenues from sales of natural gas remained relatively consistent at $689 million and $688 million for the three months ended June 30, 2025 and 2026, respectively, primarily due to $143 million of natural gas sales revenue attributable to the HG Acquisition properties and higher natural gas production volumes between periods, partially offset by the Utica Shale Divestiture and lower natural gas commodity prices between periods. Higher natural gas production volumes accounted for an approximate $190 million increase in year-over-year natural gas sales revenue (calculated as the change in year-to-year volumes times the prior year average price). Lower commodity prices (excluding the effects of derivative settlements) during the three months ended June 30, 2026 accounted for an approximate $189 million decrease in year-over-year natural gas sales revenue (calculated as the change in the year-to-year average price times current year production volumes).

NGLs sales. Revenues from sales of NGLs increased from $481 million for the three months ended June 30, 2025 to $588 million for the three months ended June 30, 2026, an increase of $107 million, or 22%, primarily due to an additional $38 million of NGLs revenue attributable to the HG Acquisition properties and higher NGLs commodity prices and production volumes between periods, partially offset by the Utica Shale Divestiture. Higher commodity prices (excluding the effects of derivative settlements) during the three months ended June 30, 2026 accounted for an approximate $80 million increase in year-over-year revenues (calculated as the change in the year-to-year average price times current year production volumes). Higher NGLs production volumes accounted for an approximate $27 million increase in year-over-year revenues (calculated as the change in year-to-year volumes times the prior year average price).

Oil sales. Revenues from sales of oil increased from $34 million for the three months ended June 30, 2025 to $60 million for the three months ended June 30, 2026, an increase of $26 million, or 77%, primarily due to an additional $10 million of oil revenue attributable to the HG Acquisition properties and higher oil commodity prices between periods, partially offset by the Utica Shale Divestiture. Higher commodity prices (excluding the effects of derivative settlements) during the three months ended June 30, 2026 accounted for an approximate $22 million increase in year-over-year revenues (calculated as the change in the year-to-year average price times current year production volumes). Higher oil production volumes during the three months ended June 30, 2026 accounted for an approximate $4 million increase in year-over-year oil revenues (calculated as the change in year-to-year volumes times the prior year average price).

Commodity derivative fair value gains. Our commodity derivatives included fixed price swaps, collars, basis swaps and three-way collars, among others. Because we do not designate these derivatives as accounting hedges, they do not receive hedge accounting treatment. Consequently, all mark-to-market gains or losses, as well as cash receipts or payments on settled derivative instruments, are recognized in our unaudited condensed consolidated statements of operations and comprehensive income. For the three months ended June 30, 2025 and 2026, our commodity hedges resulted in derivative fair value gains of $53 million and $161 million, respectively. For the three months ended June 30, 2025, commodity derivative fair value gains included $6 million of net cash payments for settled commodity derivative losses. For the three months ended June 30, 2026, commodity derivative fair value gains included $134 million of net cash proceeds for settled derivative gains.

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

Amortization of deferred revenue, VPP. Amortization of deferred revenues associated with the VPP remained consistent at $6 million for the three months ended June 30, 2025 and 2026. Amortization of the deferred revenues associated with the VPP are recognized as the production volumes are delivered at $1.61 per MMBtu over the contractual term.

Lease operating expense. Lease operating expense per Mcfe increased 8% from $0.12 per Mcfe for the three months ended June 30, 2025 to $0.13 per Mcfe for the three months ended June 30, 2026 primarily due to higher wastewater trucking and disposal costs due to the timing of well completions activity between periods. Lease operating expense increased from $37 million for the three months ended June 30, 2025 to $48 million for the three months ended June 30, 2026, an increase of $11 million, or 29%, primarily due to incremental expense of $8 million related to the HG Acquisition properties and higher wastewater trucking and disposal costs due to the timing of well completions activity between periods, partially offset by the Utica Shale Divestiture.

Gathering, compression, processing and transportation expense. Gathering, compression, processing and transportation expense per Mcfe decreased 12% from $2.25 per Mcfe for the three months ended June 30, 2025 to $1.99 per Mcfe, for the three months ended June 30, 2026 primarily due to the HG Acquisition properties that have a lower compression, processing and transportation costs. Gathering, compression, processing and transportation expense increased from $702 million for the three months ended June 30, 2025 to $748 million for the three months ended June 30, 2026, an increase of $46 million, or 7%, primarily due to incremental expense of $70 million related to the HG Acquisition properties and higher production volumes between periods, partially offset the Utica Shale Divestiture. The fluctuation of our gathering, compression, processing and transportation expense on a per unit basis was primarily a result of the following:

●	Gathering and compression costs decreased from $0.76 per Mcfe for the three months ended June 30, 2025 to $0.72 per Mcfe for the three months ended June 30, 2026, primarily due to lower gathering and compression expense on a per unit basis for the HG Acquisition properties and decreased fuel costs as a result of lower natural gas prices, partially offset by annual CPI-based adjustments between periods.
●	Processing costs decreased from $0.91 per Mcfe for the three months ended June 30, 2025 to $0.78 per Mcfe for the three months ended June 30, 2026, primarily due to lower NGLs transportation fees related to the HG Acquisition properties between periods.
●	Transportation costs decreased from $0.58 per Mcfe for the three months ended June 30, 2025 to $0.49 per Mcfe for the three months ended June 30, 2026, primarily due to lower fuel costs as a result of lower natural gas prices between periods and lower demand fees for certain pipelines during the three months ended June 30, 2026.

Production and ad valorem tax expense. Production and ad valorem taxes as a percentage of natural gas revenues remained consistent at 5% for the three months ended June 30, 2025 and 2026. Production and ad valorem taxes increased from $35 million for the three months ended June 30, 2025 to $38 million for the three months ended June 30, 2026, an increase of $3 million, or 8%, primarily due to incremental expense of $6 million related to the HG Acquisition properties and higher production volumes between periods, partially offset by the Utica Shale Divestiture and lower natural gas prices during the three months ended June 30, 2026.

General and administrative expense. General and administrative expense (excluding equity-based compensation expense) per Mcfe decreased 8% from $0.13 per Mcfe for the three months ended June 30, 2025 to $0.12 per Mcfe for the three months ended June 30, 2026 primarily due to higher production volumes from our HG Acquisition, partially offset by higher overall general and administrative costs between periods. General and administrative expense (excluding equity-based compensation expense) increased from $41 million for the three months ended June 30, 2025 to $45 million for the three months ended June 30, 2026, an increase of $4 million, or 8%, primarily due to higher salary and wage expense, software license costs and professional service fees between periods.

Equity-based compensation expense. Non-cash equity-based compensation expense decreased from $16 million for the three months ended June 30, 2025 to $13 million for the three months ended June 30, 2026, a decrease of $3 million or 16%. This decrease was primarily due to lower RSU and PSU award expense of $2 million and $1 million, respectively, between periods. See Note 9—Equity-Based Compensation to the unaudited condensed consolidated financial statements for additional information.

Depletion, depreciation and amortization expense (“DD&A expense”). DD&A expense per Mcfe remained relatively consistent at $0.60 per Mcfe and $0.61 per Mcfe for the three months ended June 30, 2025 and 2026, respectively. DD&A expense increased from $188 million for the three months ended June 30, 2025 to $227 million for the three months ended June 30, 2026, an increase of $39 million, or 21%, primarily due to higher production volumes between periods related to our HG Acquisition properties, partially offset by the Utica Shale Divestiture.

Impairment of property and equipment. Impairment of oil and gas properties decreased from $6 million for the three months ended June 30, 2025 to $4 million for the three months ended June 30, 2026, primarily due to lower impairments of expiring leases between periods. During both periods, we recognized impairments primarily related to expiring leases as well as design and initial costs related to pads we no longer plan to place into service.

Contract termination, loss contingency and settlements. Contract termination, loss contingency and settlements decreased from $14 million for the three months ended June 30, 2025 to $2 million for the three months ended June 30, 2026, a decrease of $12 million. This decrease was primarily due to lower loss contingencies recorded. See Note 14—Contingencies to the unaudited condensed consolidated financial statements for additional information.

Loss (gain) on sale of assets. Loss on sale of assets was less than $1 million for the three months ended June 30, 2025. Gain on sale of assets was $15 million for the three months ended June 30, 2026 primarily due to the release of certain proceeds from the Utica Shale Divestiture that were held in escrow at closing. See Note 3—Transactions to the unaudited condensed consolidated financial statements for additional information.

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

Net marketing expense decreased from $0.06 per Mcfe, or $18 million, for the three months ended June 30, 2025 to $0.04 per Mcfe, or $16 million, for the three months ended June 30, 2026, primarily due to higher pipeline utilization and lower fuel costs between periods, partially offset by higher demand fees on certain pipelines.

Marketing revenue. Marketing revenue increased from $34 million for the three months ended June 30, 2025 to $56 million for the three months ended June 30, 2026, an increase of $22 million, or 66%. This fluctuation primarily resulted from the following:

●	Natural gas marketing revenue decreased by $5 million between periods primarily due to lower natural gas marketing volumes.
●	Oil marketing revenue increased by $28 million between periods primarily due to higher oil prices and marketing volumes. Higher oil prices accounted for a $17 million increase in year-over-year marketing revenues (calculated as the change in the year-to-year average price times current year marketing volumes), and higher oil marketing volumes accounted for an $11 million increase in year-over-year marketing revenues (calculated as the change in year-to-year volumes times the prior year average price).
●	NGLs marketing revenues increased by $3 million for the three months ended June 30, 2026 primarily due to higher C3+ NGLs marketing volumes.

Marketing expense. Marketing expense increased from $52 million for the three months ended June 30, 2025 to $72 million for the three months ended June 30, 2026, an increase of $20 million, or 39%. Marketing expense includes the cost of third-party purchased natural gas, NGLs and oil as well as firm transportation costs, including costs related to current excess firm capacity. The cost of third-party purchases increased $23 million between periods primarily due to higher oil marketing prices and volumes during the three months ended June 30, 2026, partially offset by lower natural gas marketing volumes during the three months ended June 30, 2026. Firm transportation costs decreased $3 million between periods primarily due to higher pipeline utilization between periods and lower fuel costs during the three months ended June 30, 2026.

Antero Midstream Segment

Antero Midstream revenue.  Revenue from the Antero Midstream segment increased from $305 million for the three months ended June 30, 2025 to $327 million for the three months ended June 30, 2026, an increase of $22 million. This increase is primarily due to higher gathering and processing revenues of $18 million and higher water handling revenues of $4 million. The increased gathering and processing revenues between periods is primarily due to higher low pressure gathering and compression volumes from the HG Acquisition and 80 wells connected to their system between periods and increased gathering and centralized compression rates as a result of annual CPI-based adjustments, partially offset by the Utica Shale Divestiture and natural production decline of the wells connected to their system between periods. The increased water handling revenues between periods is primarily due to fresh water delivery volumes for our acreage acquired in the HG Acquisition that are charged at cost plus 3% during the three months ended June 30, 2026, as well as higher blending cost of service fees, increased costs for wastewater trucking and disposal volumes and an increase to the fresh water delivery rate as a result of an annual CPI-based rate adjustment between periods.

Antero Midstream operating expense. Total operating expense related to the Antero Midstream segment increased from $119 million for the three months ended June 30, 2025 to $145 million for the three months ended June 30, 2026, an increase of $26 million. This increase is primarily due to higher direct operating expenses as a result of gathering and well pad compression costs related to assets acquired with the HG Acquisition during the three months ended June 30, 2026, as well as increased fresh water delivery services on our acreage acquired in the HG Acquisition during the three month ended June 30, 2026, increased wastewater trucking and disposal volumes between periods and increased blending volumes and costs between periods, partially offset by the Utica Shale Divestiture.

Items Not Allocated to Segments

Interest expense. Interest expense increased from $20 million for the three months ended June 30, 2025 to $38 million for the three months ended June 30, 2026, an increase of $18 million, or 88%, primarily due to borrowings to fund our HG Acquisition under the Term Loan and issuance of the 2036 Notes during the first quarter of 2026, partially offset by the redemption of the 2029 Notes on February 24, 2026 and lower Credit Facility borrowings and rates between periods. See Note 7—Debt to the unaudited condensed consolidated financial statements for more information.

Loss on early extinguishment of debt. During the three months ended June 30, 2025, we repurchased $23 million aggregate principal amount of our 2029 Notes through open market transactions at a weighted average premium of approximately 102% of the principal amount thereof, plus accrued and unpaid interest, and recognized a loss on early debt extinguishment of $1 million. There was no loss on early extinguishment of debt for the three months ended June 30, 2026. See Note 7—Debt to the unaudited condensed consolidated financial statements for more information.

Income tax expense. Income tax expense increased from $48 million, with an effective tax rate of 22%, for the three months ended June 30, 2025 to $79 million, with an effective tax rate of 22%, for the three months ended June 30, 2026 primarily due to the increase in income before income taxes between periods.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2026

The operating results of our reportable segments were as follows (in thousands):

	Six Months Ended June 30, 2025
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream (1)	Affiliate	Total
Revenue and other:
Natural gas sales	$1,468,758	—	—	—	1,468,758
Natural gas liquids sales	1,042,189	—	—	—	1,042,189
Oil sales	84,035	—	—	—	84,035
Commodity derivative fair value losses	(18,262)	—	—	—	(18,262)
Gathering, compression and water handling	—	—	596,601	(596,601)	—
Marketing	—	59,301	—	—	59,301
Amortization of deferred revenue, VPP	12,528	—	—	—	12,528
Other revenue and income	1,651	—	—	—	1,651
Total revenue	2,590,899	59,301	596,601	(596,601)	2,650,200

Operating expenses:
Lease operating	71,230	—	—	—	71,230
Gathering and compression	472,964	—	51,855	(51,855)	472,964
Processing	545,195	—	—	—	545,195
Transportation	378,580	—	—	—	378,580
Water handling	—	—	68,089	(68,089)	—
Production and ad valorem taxes	90,129	—	—	—	90,129
Marketing	—	94,758	—	—	94,758
Exploration	1,316	—	—	—	1,316
General and administrative (excluding equity-based compensation)	88,628	—	21,340	(21,340)	88,628
Equity-based compensation	31,000	—	23,809	(23,809)	31,000
Depletion, depreciation and amortization	373,941	—	66,112	(66,112)	373,941
Impairment of property and equipment	11,915	—	817	(817)	11,915
Accretion of asset retirement obligations	1,881	—	—	—	1,881
Gain on sale of assets	(29)	—	—	—	(29)
Contract termination, loss contingency, settlements and other operating expenses	12,337	—	912	(912)	12,337
Total operating expenses	2,079,087	94,758	232,934	(232,934)	2,173,845
Operating income (loss)	$511,812	(35,457)	363,667	(363,667)	476,355

Equity in earnings of unconsolidated affiliates	$59,224	—	58,036	(58,036)	59,224
(1)	Amounts reflect those recorded in Antero Midstream’s unaudited condensed consolidated financial statements.

	Six Months Ended June 30, 2026
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream (1)	Affiliate	Total
Revenue and other:
Natural gas sales	$1,999,954	—	—	—	1,999,954
Natural gas liquids sales	1,091,363	—	—	—	1,091,363
Oil sales	106,274	—	—	—	106,274
Commodity derivative fair value gains	195,656	—	—	—	195,656
Gathering, compression and water handling	—	—	641,455	(641,455)	—
Marketing	—	97,727	—	—	97,727
Amortization of deferred revenue, VPP	11,655	—	—	—	11,655
Other revenue and income	2,339	—	—	—	2,339
Total revenue	3,407,241	97,727	641,455	(641,455)	3,504,968

Operating expenses:
Lease operating	92,677	—	—	—	92,677
Gathering and compression	539,338	—	66,563	(66,563)	539,338
Processing	580,513	—	—	—	580,513
Transportation	417,436	—	—	—	417,436
Water handling	—	—	88,660	(88,660)	—
Production and ad valorem taxes	118,532	—	—	—	118,532
Marketing	—	134,612	—	—	134,612
Exploration	1,696	—	—	—	1,696
General and administrative (excluding equity-based compensation)	96,136	—	23,497	(23,497)	96,136
Equity-based compensation	24,999	—	21,407	(21,407)	24,999
Depletion, depreciation and amortization	433,493	—	72,013	(72,013)	433,493
Impairment of property and equipment	5,403	—	133	(133)	5,403
Accretion of asset retirement obligations	2,046	—	—	—	2,046
Gain on sale of assets	(60,566)	—	(2,658)	2,658	(60,566)
Contract termination, loss contingency, settlements and other operating expenses	13,742	—	1,320	(1,320)	13,742
Total operating expenses	2,265,445	134,612	270,935	(270,935)	2,400,057
Operating income (loss)	$1,141,796	(36,885)	370,520	(370,520)	1,104,911

Equity in earnings of unconsolidated affiliates	$59,497	—	58,537	(58,537)	59,497
(1)	Amounts reflect those recorded in Antero Midstream’s unaudited condensed consolidated financial statements.

The following table sets forth selected operating data of the exploration and production and marketing segments:

	Six Months Ended		Amount of
	June 30,		Increase	Percent
	2025	2026	(Decrease)	Change
Production data (1) (2):
Natural gas (Bcf)	398	495	97	24%
C2 Ethane (MBbl)	14,366	14,732	366	3%
C3+ NGLs (MBbl)	20,837	21,895	1,058	5%
Oil (MBbl)	1,524	1,574	50	3%
Combined (Bcfe)	618	724	106	17%
Daily combined production (MMcfe/d)	3,414	3,999	585	17%
Average prices before effects of derivative settlements (3):
Natural gas (per Mcf)	$3.69	4.04	0.35	9%
C2 Ethane (per Bbl) (4)	$12.04	12.99	0.95	8%
C3+ NGLs (per Bbl)	$41.71	41.10	(0.61)	(1)%
Oil (per Bbl)	$55.14	67.52	12.38	22%
Weighted Average Combined (per Mcfe)	$4.20	4.42	0.22	5%
Average realized prices after effects of derivative settlements (3):
Natural gas (per Mcf)	$3.65	3.98	0.33	9%
C2 Ethane (per Bbl) (4)	$12.04	12.99	0.95	8%
C3+ NGLs (per Bbl)	$41.71	41.13	(0.58)	(1)%
Oil (per Bbl)	$55.08	67.52	12.44	23%
Weighted Average Combined (per Mcfe)	$4.17	4.38	0.21	5%
Average costs (per Mcfe):
Lease operating	$0.12	0.13	0.01	8%
Gathering and compression	$0.77	0.75	(0.02)	(3)%
Processing	$0.88	0.80	(0.08)	(9)%
Transportation	$0.61	0.58	(0.03)	(5)%
Production and ad valorem taxes	$0.15	0.16	0.01	7%
Marketing expense, net	$0.06	0.05	(0.01)	(17)%
General and administrative (excluding equity-based compensation)	$0.14	0.13	(0.01)	(7)%
Depletion, depreciation, amortization and accretion	$0.61	0.60	(0.01)	(2)%

*Not meaningful

(1)	Production data excludes volumes related to the VPP.
(2)	Oil and NGLs production was converted at 6 Mcf per Bbl to calculate total Bcfe production and per Mcfe amounts. This ratio is an estimate of the equivalent energy content of the products and may not reflect their relative economic value.
(3)	Average prices reflect the before and after effects of our settled commodity derivatives. Our calculation of such after effects includes gains or losses on settlements of commodity derivatives, which do not qualify for hedge accounting because we do not designate or document them as hedges for accounting purposes.
(4)	The average realized price for the six months ended June 30, 2025 includes $0.5 million of proceeds related to a take-or-pay contract. Excluding the effect of these proceeds, the average realized price for ethane before and after the effects of derivatives for the six months ended June 30, 2025 would have been $12.01 per Bbl.

Exploration and Production Segment

Natural gas sales. Revenues from sales of natural gas increased from $1.5 billion for the six months ended June 30, 2025 to $2.0 billion for the six months ended June 30, 2026, an increase of $0.5 billion, or 36%, primarily due to an additional $321 million of natural gas revenue attributable to the HG Acquisition properties and higher natural gas production volumes and commodity prices between periods, partially offset by the Utica Shale Divestiture. Higher natural gas production volumes accounted for an approximate $358 million increase in year-over-year natural gas sales revenue (calculated as the change in year-to-year volumes times the prior year average price). Higher commodity prices (excluding the effects of derivative settlements) during the six months ended June 30, 2026 accounted for an approximate $173 million increase in year-over-year natural gas sales revenue (calculated as the change in the year-to-year average price times current year production volumes).

NGLs sales. Revenues from sales of NGLs increased from $1.0 billion for the six months ended June 30, 2025 to $1.1 billion for the six months ended June 30, 2026, an increase of $0.1 billion, or 5%, primarily due to an additional $54 million of NGLs revenue attributable to the HG Acquisition properties, higher NGLs production volumes and higher ethane commodity prices between periods, partially offset by the Utica Shale Divestiture and lower C3+ NGLs commodity prices during the six months ended June 30, 2026. Higher NGLs production volumes during the six months ended June 30, 2026 accounted for an approximate $49 million increase in year-over-year NGLs revenues (calculated as the change in year-to-year volumes times the prior year average price). Higher ethane commodity prices (excluding the effects of derivative settlements) during the six months ended June 30, 2026 accounted for an approximate $14 million increase in year-over-year revenues (calculated as the change in the year-to-year average price times current year production volumes). Lower C3+ NGLs commodity prices (excluding the effects of derivative settlements) during the six months ended June 30, 2026 accounted for an approximate $13 million decrease in year-over-year revenues (calculated as the change in the year-to-year average price times current year production volumes).

Oil sales. Revenues from sales of oil increased from $84 million for the six months ended June 30, 2025 to $106 million for the six months ended June 30, 2026, an increase of $22 million, or 26%, primarily due to an additional $12 million of oil revenue attributable to the HG Acquisition properties and higher oil prices between periods, partially offset by the Utica Shale Divestiture. Higher oil prices (excluding the effects of derivative settlements) accounted for an approximate $19 million increase in year-over-year oil revenues (calculated as the change in the year-to-year average price times current year production volumes). Higher oil production volumes accounted for an approximate $3 million increase in year-over-year oil revenues (calculated as the change in year-to-year volumes times the prior year average price).

Commodity derivative fair value gains (losses). Our commodity derivatives included fixed price swaps, collars, basis swaps and three-way collars, among others. Because we do not designate these derivatives as accounting hedges, they do not receive hedge accounting treatment. Consequently, all mark-to-market gains or losses, as well as cash receipts or payments on settled derivative instruments, are recognized in our unaudited condensed consolidated statements of operations and comprehensive income. For the six months ended June 30, 2025 and 2026, our commodity hedges resulted in derivative fair value losses of $18 million and fair value gains of $196 million, respectively. For the six months ended June 30, 2025, commodity derivative fair value losses included $17 million of net cash payments for settled derivative losses. For the six months ended June 30, 2026, commodity derivative fair value gains included $31 million of net cash payments for settled derivative losses.

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

Amortization of deferred revenue, VPP. Amortization of deferred revenues associated with the VPP remained relatively consistent at $13 million and $12 million for the six months ended June 30, 2025 and 2026, respectively. Amortization of the deferred revenues associated with the VPP are recognized as the production volumes are delivered at $1.61 per MMBtu over the contractual term.

Lease operating expense. Lease operating expense per Mcfe increased 8% from $0.12 per Mcfe for the six months ended June 30, 2025 to $0.13 per Mcfe for the six months ended June 30, 2026 primarily due to higher wastewater trucking and disposal costs due to the timing of well completions activity between periods. Lease operating expense increased from $71 million for the six months ended June 30, 2025 to $93 million for the six months ended June 30, 2026, an increase of $22 million, or 30%, primarily due to incremental expense of $14 million related to the HG Acquisition properties and higher wastewater trucking and disposal costs due to the timing of well completions activity between periods, partially offset by the Utica Shale Divestiture.

Gathering, compression, processing and transportation expense. Gathering, compression, processing and transportation expense per Mcfe decreased 6% from $2.26 per Mcfe for the six months ended June 30, 2025 to $2.13 per Mcfe for the six months ended June 30, 2026 primarily due to the HG Acquisition properties that have a lower compression, processing and transportation costs. Gathering, compression, processing and transportation expense increased from $1.4 billion for the six months ended June 30, 2025 to $1.5 billion for the six months ended June 30, 2026, an increase of $0.1 billion, or 10%, primarily due to incremental expense of $109 million related to the HG Acquisition properties and higher production volumes between periods, partially offset the Utica Shale Divestiture. The fluctuation of our gathering, compression, processing and transportation expense on a per unit basis was primarily a result of the following:

●	Gathering and compression costs on a per unit basis decreased from $0.77 per Mcfe for the six months ended June 30, 2025 to $0.75 per Mcfe for the six months ended June 30, 2026, primarily due to lower gathering and compression expense on a per unit basis for the HG Acquisition properties, partially offset by increased fuel costs as a result of higher natural gas prices and annual CPI-based adjustments between periods.
●	Processing costs on a per unit basis decreased from $0.88 per Mcfe for the six months ended June 30, 2025 to $0.80 per Mcfe for the six months ended June 30, 2026, primarily due to lower NGLs transportation fees related to the HG Acquisition properties between periods.
●	Transportation costs on a per unit basis decreased from $0.61 per Mcfe for the six months ended June 30, 2025 to $0.58 per Mcfe for the six months ended June 30, 2026, primarily due to lower transportation expense on a per unit basis for the HG Acquisition properties, partially offset by increased fuel costs as a result of higher natural gas prices between periods.

Production and ad valorem tax expense.  Production and ad valorem taxes as a percentage of natural gas revenues remained consistent at 6% for each of the six months ended June 30, 2025 and 2026. Production and ad valorem taxes increased from $90 million for the six months ended June 30, 2025 to $119 million for the six months ended June 30, 2026, an increase of $29 million, or 32%, primarily due to higher natural gas prices between periods and incremental expense of $15 million related to the HG Acquisition properties, partially offset by the Utica Shale Divestiture.

General and administrative expense. General and administrative expense (excluding equity-based compensation) per Mcfe decreased 7% from $0.14 per Mcfe for the six months ended June 30, 2025 to $0.13 per Mcfe for the six months ended June 30, 2026 primarily due to increased production volumes related to our HG Acquisition, partially offset by higher overall general and administrative costs between periods. General and administrative expense (excluding equity-based compensation expense) increased from $89 million for the six months ended June 30, 2025 to $96 million for the six months ended June 30, 2026, an increase of $7 million, or 8%, primarily due to higher salary and wage expense, software license costs and professional service fees between periods.

Equity-based compensation expense. Non-cash equity-based compensation expense decreased from $31 million for the six months ended June 30, 2025 to $25 million for the six months ended June 30, 2026, a decrease of $6 million or 19%. This decrease was primarily due to lower RSU and PSU award expense of $5 million and $1 million, respectively, between periods. See Note 9—Equity-Based Compensation to the unaudited condensed consolidated financial statements for additional information.

Depletion, depreciation and amortization expense. DD&A expense per Mcfe remained relatively consistent at $0.61 per Mcfe and $0.60 per Mcfe for the six months ended June 30, 2025 and 2026, respectively. DD&A expense increased from $374 million for the six months ended June 30, 2025 to $433 million for the six months ended June 30, 2026, an increase of $59 million, or 16%, primarily due to higher production volumes between periods related to our HG Acquisition properties, partially offset by the Utica Shale Divestiture.

Impairment of property and equipment. Impairment of oil and gas properties decreased from $12 million for the six months ended June 30, 2025 to $5 million for the six months ended June 30, 2026, primarily due to lower impairments of expiring leases between periods. During both periods, we recognized impairments primarily related to expiring leases as well as design and initial costs related to pads we no longer plan to utilize.

Contract termination, loss contingency and settlements. Contract termination, loss contingency, settlements and other operating expenses increased from $12 million for the six months ended June 30, 2025 to $14 million for the six months ended June 30, 2026, an increase of $2 million. This increase was primarily due to contract termination expense related to certain HG Acquisition contracts during the six months ended June 30, 2026. See Note 14—Contingencies to the unaudited condensed consolidated financial statements for additional information.

Gain on sale of assets. Gain on sale of assets was less than $1 million for the six months ended June 30, 2025. Gain on sale of assets was $61 million for the six months ended June 30, 2026 primarily due to the Utica Shale Divestiture that closed on February 23, 2026. See Note 3—Transactions to the unaudited condensed consolidated financial statements for additional information.

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

Net marketing expense decreased from $0.06 per Mcfe for the six months ended June 30, 2025 to $0.05 per Mcfe for the six months ended June 30, 2026, primarily due higher production volumes from our HG Acquisition, partially offset by higher net marketing expense between periods. Net marketing expense increased from $35 million for the six months ended June 30, 2025 to $37 million for the six months ended June 30, 2026 primarily due to higher demand fees on certain pipelines and lower pipeline utilization due to maintenance between periods.

Marketing revenue. Marketing revenue increased from $59 million for the six months ended June 30, 2025 to $98 million for the six months ended June 30, 2026, an increase of $39 million, or 65%. This fluctuation primarily resulted from the following:

●	Natural gas marketing revenue decreased by $5 million between periods primarily due to lower natural gas marketing volumes.
●	Oil marketing revenue increased by $42 million between periods primarily due to higher oil marketing volumes and prices. Higher oil marketing volumes accounted for a $23 million increase in year-over-year marketing revenues (calculated as the change in year-to-year volumes times the prior year average price), and higher oil prices accounted for a $19 million increase in year-over-year marketing revenues (calculated as the change in the year-to-year average price times current year marketing volumes).
●	NGLs marketing revenue increased by $4 million between periods primarily due to higher ethane marketing volumes and prices for the six months ended June 30, 2026.

Marketing expense. Marketing expense increased from $95 million for the six months ended June 30, 2025 to $135 million for the six months ended June 30, 2026, an increase of $40 million, or 42%. Marketing expense includes the cost of third-party purchased natural gas, NGLs and oil as well as firm transportation costs, including costs related to current excess firm capacity. The cost of third-party purchases increased $34 million between periods primarily due to higher oil marketing prices and volumes during the six months ended June 30, 2026, partially offset by lower natural gas marketing volumes during the six months ended June 30, 2026. Firm transportation costs increased $7 million between periods primarily due to lower pipeline utilization as a result of higher pricing in the Appalachian Basin and a pipeline force majeure during the six months ended June 30, 2026.

Antero Midstream Segment

Antero Midstream revenue. Revenue from the Antero Midstream segment increased from $597 million for the six months ended June 30, 2025 to $641 million for the six months ended June 30, 2026, an increase of $44 million. This increase is primarily due to higher gathering and processing revenues of $39 million and higher water handling revenues of $5 million. The increased gathering and processing revenues between periods is primarily due to higher low pressure gathering and compression volumes from the HG Acquisition and 80 wells connected to their system between periods and increased gathering and centralized compression rates as a result of annual CPI-based adjustments, partially offset by the Utica Shale Divestiture and natural production decline of wells connected to their system between periods. The increased water handling revenues between periods is primarily due to fresh water delivery volumes for our acreage acquired in the HG Acquisition that are charged at cost plus 3% during the six months ended June 30, 2026, higher blending cost of service fees, increased wastewater trucking and disposal volumes and costs and a higher fresh water delivery fee as a result of an annual CPI-based adjustment, partially offset by decreased fresh water delivery volumes between periods due to the timing and location of our completions activity.

Antero Midstream operating expense. Total operating expense related to the Antero Midstream segment increased from $233 million for the six months ended June 30, 2025 to $271 million for the six months ended June 30, 2026, an increase of $38 million. This increase is primarily due to higher direct operating expenses as a result of increased gathering and well pad compression costs between periods related to assets acquired with the HG Acquisition, fresh water delivery services on our acreage acquired in the HG Acquisition and increased wastewater trucking and disposal volumes and higher blending costs between periods, partially offset by the Utica Shale Divestiture.

Items Not Allocated to Segments

Interest expense, net. Interest expense, net increased from $43 million for the six months ended June 30, 2025 to $74 million for the six months ended June 30, 2026, an increase of $31 million or 72%, primarily due to borrowings to fund our HG Acquisition under the Term Loan and issuance of the 2036 Notes during the first quarter of 2026, partially offset by the redemption of the 2029 Notes on February 24, 2026 and lower Credit Facility borrowings and rates between periods. See Note 7—Debt to our unaudited condensed consolidated financial statements for more information.

Loss on early extinguishment of debt. During the six months ended June 30, 2025, we recognized a loss on early debt extinguishment of $4 million related to the redemption of the remaining $97 million aggregate principal amount of our 2026 Notes at a redemption price of 102.094% of the principal amount thereof, plus accrued and unpaid interest, and the repurchase of $42 million aggregate principal amount of our 2029 Notes through open market transactions at a weighted average price of approximately 103% of the principal amount thereof, plus accrued and unpaid interest. During the six months ended June 30, 2026, we recognized a loss on early debt extinguishment of $7 million related to the redemption of the remaining $365 million principal amount of our 2029 Notes at 101.271% of the principal amount thereof, plus accrued and unpaid interest. See Note 7—Debt to our unaudited condensed consolidated financial statements for more information.

Transaction expense. There were no transaction expenses incurred during the six months ended June 30, 2025. During the six months ended June 30, 2026, we incurred $24 million of transaction expense related to the HG Acquisition. See Note 3—Transactions to our unaudited condensed consolidated financial statements for more information.

Income tax expense. Income tax expense increased from $103 million, with an effective tax rate of 21%, for the six months ended June 30, 2025 to $225 million, with an effective tax rate of 21%, for the six months ended June 30, 2026 primarily due to the increase in income before income taxes between periods.

Capital Resources and Liquidity

Sources and Uses of Cash

Our primary sources of liquidity have been through net cash provided by operating activities, borrowings under our Credit Facility and Term Loan, issuances of debt and equity securities, including issuances of notes under our Commercial Paper Program, and additional contributions from our asset sales, including our drilling partnerships. Our primary use of cash has been for the exploration, development and acquisition of oil and natural gas properties. As we develop our reserves, we continually monitor what capital resources, including equity and debt financings, are available to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. Our future success in developing our proved reserves and production will be highly dependent on net cash provided by operating activities and the capital resources available to us.

Based on strip prices as of June 30, 2026, we believe that net cash provided by operating activities, issuances of notes under our Commercial Paper Program and available borrowings under the Credit Facility will be sufficient to meet our cash requirements, including normal operating needs, debt service obligations, capital expenditures and commitments and contingencies for at least the next 12 months.

Cash Flows

The following table summarizes our cash flows (in thousands):

	Six Months Ended June 30,
	2025	2026
Net cash provided by operating activities	$950,097	1,297,907
Net cash used in investing activities	(405,380)	(2,624,723)
Net cash provided by (used in) financing activities	(544,717)	1,116,816
Net decrease in cash, cash equivalents and restricted cash	$—	(210,000)

Operating activities. Net cash provided by operating activities was $950 million and $1.3 billion for the six months ended June 30, 2025 and 2026, respectively. Net cash provided by operating activities increased between periods primarily due to higher natural gas, NGLs and oil revenues for our HG Acquisition properties, lower lease operating, gathering, compression, processing, transportation, production and ad valorem taxes for the Utica Shale Divestiture and changes in working capital, partially offset by higher lease operating, gathering, compression, processing, transportation and production and ad valorem taxes for our HG Acquisition properties, lower natural gas, NGLs and oil revenues for the Utica Shale Divestiture and higher marketing and interest expense during the six months ended June 30, 2026.

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

Investing activities. Net cash used in investing activities increased from $405 million for the six months ended June 30, 2025 to $2.6 billion for the six months ended June 30, 2026, primarily due to cash paid for our HG Acquisition of $2.8 billion during the six months ended June 30, 2026, increased drilling and completions activity of $136 million between periods and acquisitions of oil and gas properties during the six months ended June 30, 2026 of $8 million, partially offset by proceeds from the Utica Shale Divestiture of $757 million during the six months ended June 30, 2026 and decreased oil and gas leasing activity of $11 million between periods.

Financing activities. Net cash used in financing activities was $545 million for the six months ended June 30, 2025. Net cash provided by financing activities was $1.1 billion for the six months ended June 30, 2026. The increase in net cash provided by financing activities between periods is primarily due to borrowings to fund our HG Acquisition on the Term Loan of $1.5 billion, the issuance of our 2036 Notes of $750 million and net borrowings on our Commercial Paper Program of $182 million during the six months ended June 30, 2026, partially offset by higher net repayments on our Credit Facility of $183 million between periods, repayments on the Term Loan of $400 million during the six months ended June 30, 2026, higher repayments and redemptions of our senior notes of $228 million between periods and increased payments of employee tax withholdings for the settlement of equity-based compensation awards of $8 million between periods.

2026 Capital Budget, Capital Spending and Acquisitions

On February 11, 2026, we announced our capital budget for 2026 is $1.1 billion to $1.3 billion and includes: $1.0 billion for drilling and completions, $100 million for leasehold expenditures and up to $200 million for discretionary growth capital that is dependent on commodity prices. Our capital budget reflects the closing of the HG Acquisition on the Closing Date and the closing of the Utica Shale Divestiture on February 23, 2026. We do not budget for acquisitions. During 2026, we plan to complete 70 to 80 net horizontal wells in the Appalachian Basin. We periodically review our capital expenditures and adjust our budget and its allocation based on liquidity, drilling results, leasehold acquisition opportunities and commodity prices.

For the three months ended June 30, 2026, our total consolidated capital expenditures were $332 million, including drilling and completion costs of $297 million, leasehold acquisitions of $29 million, and other capital expenditures of $6 million. For the six months ended June 30, 2026, our total consolidated capital expenditures were $584 million, including drilling and completion costs of $518 million, leasehold acquisitions of $54 million, and other capital expenditures of $12 million.

Debt Agreements

See Note 7—Debt to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2025 Form 10-K for information on our debt agreements.

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

Based on future prices as of June 30, 2026, the estimated undiscounted future net cash flows exceeded the carrying amount and no further evaluation was required. We have not recorded any impairment expenses associated with our proved properties during the six months ended June 30, 2025 and 2026.

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

We may enter into financial derivative instruments for a portion of our natural gas, NGLs and oil production when circumstances warrant and management believes that favorable future prices can be secured in order to mitigate some of the potential negative impact on our cash flows caused by changes in commodity prices. For the three months ended June 30, 2025 and 2026, 4% and 47%, respectively, of our production was hedged through commodity derivatives, excluding basis swaps. For the six months ended June 30, 2025 and 2026, 4% and 44%, respectively, of our production was hedged through commodity derivatives, excluding basis swaps. In addition, for the three and six months ended June 30, 2026, 18% and 15%, respectively, of our production was hedged through basis swap commodity derivatives. We did not have any basis swap commodity derivatives for the three and six months ended June 30, 2025.

Our financial hedging activities may include commodity derivative instruments that are intended to support natural gas, NGLs and oil prices at targeted levels and to manage our exposure to price risk associated with our production. These contracts may include commodity price swaps whereby we will receive a fixed price and pay a variable market price to the contract counterparty, collars that set a floor and ceiling price for the hedged production, basis differential swaps or three-way collars, among others. These contracts are financial instruments and do not require or allow for physical delivery of the hedged commodity. As of June 30, 2026, our commodity derivatives included fixed swaps, basis swaps, collars and three-way collars, among others at index-based pricing for a portion of our production. See Note 11—Derivative Instruments to our unaudited condensed consolidated financial statements for additional information.

Based on our production and our derivative instruments that settled during the six months ended June 30, 2026, our revenues would have decreased by $55 million for each $0.10 decrease per MMBtu in natural gas prices and $1.00 decrease per Bbl in oil and NGLs prices, excluding the effects of changes in the fair value of our derivative positions which remain open as of June 30, 2026.

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

Mark-to-market adjustments of derivative instruments cause earnings volatility but have no cash flow impact relative to changes in market prices until the derivative contracts are settled or monetized prior to settlement. We expect continued volatility in the fair value of our derivative instruments. Our cash flows are impacted when the associated derivative contracts are settled or monetized by making or receiving payments to or from the counterparty. As of December 31, 2025 and June 30, 2026, the estimated fair value of our commodity derivative instruments was a net asset of $81 million and $228 million, respectively, comprised of current and noncurrent assets and liabilities, as applicable.

Counterparty and Customer Credit Risk

Our principal exposures to credit risk are through receivables resulting from the following: the sale of our natural gas, NGLs and oil production ($458 million as of June 30, 2026), which we market to energy companies, end users and refineries, and commodity derivative contracts ($232 million as of June 30, 2026).

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

In addition, we are exposed to the credit risk of our counterparties for our derivative instruments. Credit risk is the potential failure of a counterparty to perform under the terms of a derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions that management deems to be competent and competitive market makers. The creditworthiness of our counterparties is subject to periodic review. As of June 30, 2026, we have commodity hedges in place with 12 different counterparties, 10 of which are lenders under the Credit Facility. We had derivative assets of $231 million with bank counterparties under our Credit Facility as of June 30, 2026. The estimated fair value of our commodity derivative assets has been risk-adjusted using a discount rate based upon the counterparties’ respective published credit default swap rates (if available, or if not available, a discount rate based on the applicable Reuters bond rating) as of June 30, 2026. We believe that all of the counterparties to our derivative instruments are acceptable credit risks as of June 30, 2026. We are not required to provide credit support or collateral to any of our counterparties under our derivative contracts, nor are they required to provide credit support to us. As of June 30, 2026, we did not have any past-due receivables from, or payables to, any of the counterparties to our derivative contracts.

Interest Rate Risks

Our primary exposure to interest rate risk results from outstanding borrowings under the Credit Facility and Term Loan, which have floating interest rates. The average annualized interest rate incurred on the Credit Facility and the Term Loan for borrowings during the six months ended June 30, 2026 was 5.2% and 5.0%, respectively. We estimate that a 1.0% increase in the applicable average interest rates for the six months ended June 30, 2026 would have resulted in an estimated $7 million increase in interest expense. Additional short-term or variable-rate debt may be issued in the future, including under the Credit Facility or Commercial Paper Program, which may provide further exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2026 at a level of reasonable assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities

Issuer Purchases of Equity Securities

The following table sets forth our share purchase activity for each period presented:

			Total Number	Approximate
			of Shares	Dollar Value
			Repurchased	of Shares
			as Part of	that May
	Total Number		Publicly	Yet be Purchased
	of Shares	Average Price	Announced	Under the Plan
Period	Purchased (1)	Paid Per Share	Plans	($ in thousands)(2)
April 1, 2026 - April 30, 2026	166	$36.34	—	914,497
May 1, 2026 - May 31, 2026	3,641	39.13	—	914,497
June 1, 2026 - June 30, 2026	1,107,641	34.23	1,106,900	876,607
Total	1,111,448	$34.25	1,106,900
(1)	The total number of shares purchased includes shares of our common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of equity-based awards held by our employees.
(2)	On February 15, 2022, our Board of Directors authorized a share repurchase program to opportunistically repurchase up to $1.0 billion of shares of our outstanding common stock. On October 25, 2022, our Board of Directors authorized a $1.0 billion increase to our share repurchase program to allow us to repurchase up to an aggregate of $2.0 billion of our outstanding common stock.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. Other Information

On May 5, 2026, Michael N. Kennedy, our Chief Executive Officer and President and a Director, terminated the Rule 10b5-1 trading arrangement, dated as of November 6, 2025, for the sale of up to 200,000 shares of the Company’s common stock, of which 185,826 shares had been sold prior to the termination.

On July 28, 2026 (the “First Amendment Effective Date”), we entered an amendment to our Credit Facility (the “Credit Facility Amendment”), pursuant to which the Maturity Date was extended to July 30, 2031 and the 0.10% credit adjustment spread on SOFR was removed. We may request two more one-year extensions of the Maturity Date after the First Amendment Effective Date, subject to satisfaction of certain conditions and consent of the extending lenders. A description of the Credit Facility Amendment is included in Note 7—Debt to the unaudited condensed consolidated financial statements and is incorporated into this Item 5. The description of the Credit Facility Amendment is a summary and is qualified in its entirety by the terms of the Credit Facility Amendment. A copy of the Credit Facility Amendment is filed as Exhibit 10.3 hereto, and is incorporated herein by reference.

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

10.2

Form of Commercial Paper Dealer Agreement between Antero Resources Corporation, as Issuer and the Dealer party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-36120) filed on June 17, 2026).

10.3*

First Amendment to Amended and Restated Credit Agreement, dated as of July 28, 2026, among Antero Resources Corporation, as Borrower, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

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
101*

The following financial information from this Quarterly Report on Form 10-Q of Antero Resources Corporation for the quarter ended June 30, 2026 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

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

ANTERO RESOURCES CORPORATION

By:	/s/ Brendan E. Krueger
Brendan E. Krueger
Chief Financial Officer, Senior Vice President – Finance and Treasurer

Date:	July 29, 2026