Form 10-Q
period 2026-09-30
ANTERO RESOURCES Corp
filed 2026-10-28
CIK 1433270

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Number of shares of the registrant’s common stock outstanding as of October 23, 2026 (in thousands): 307,136

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements, although not all forward-looking statements contain such identifying words. When considering these forward-looking statements, investors should keep in mind the risk factors and other cautionary statements in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025. These forward-looking statements are based on management’s current beliefs, based on currently available information, as to the outcome and timing of future events. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

●	natural gas, natural gas liquids (“NGLs”) and oil prices;
●	our ability to execute our business strategy;
●	our production and natural gas, NGLs and oil reserves;
●	our financial strategy, liquidity and capital required for our development program;
●	our ability to obtain debt or equity financing on satisfactory terms to fund acquisitions, expansion projects, capital expenditures, working capital requirements and the repayment or refinancing of indebtedness;
●	risks associated with the future performance of the HG Acquisition (as defined in Note 3—Transactions to the unaudited condensed consolidated financial statements);
●	our ability to execute our return of capital program;
●	timing and amount of future production of natural gas, NGLs and oil;
●	impacts of geopolitical events, including the conflicts in Ukraine, Venezuela and in the Middle East, and world health events;
●	our ability to meet minimum volume commitments and to utilize or monetize our firm transportation commitments;
●	marketing of natural gas, NGLs and oil;
●	our future drilling plans;
●	our projected well costs;
●	our hedging strategy and results;
●	costs of developing our properties;
●	uncertainty regarding our future operating results;
●	operations of Antero Midstream Corporation (“Antero Midstream”);
●	competition;
●	government regulations and changes in laws;
●	pending legal or environmental matters;
●	leasehold or business acquisitions;

●	our ability to achieve our greenhouse gas reduction targets and the costs associated therewith;
●	general economic conditions;
●	credit markets; and
●	our other plans, objectives, expectations and intentions contained in this Quarterly Report on Form 10-Q.

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

PART I—FINANCIAL INFORMATION

ANTERO RESOURCES CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

		(Unaudited)
	December 31,	September 30,
	2025	2026
Assets
Current assets:
Restricted cash	$210,000	—
Accounts receivable	33,773	25,739
Accrued revenue	473,453	427,407
Derivative instruments	68,913	293,308
Prepaid expenses	14,554	11,810
Current assets held for sale	20,269	—
Other current assets	10,818	6,846
Total current assets	831,780	765,110
Property and equipment:
Oil and gas properties, at cost (successful efforts method):
Unproved properties	796,705	1,134,012
Proved properties	14,049,003	17,538,866
Other property and equipment	113,020	140,178
	14,958,728	18,813,056
Less accumulated depletion, depreciation and amortization	(5,753,416)	(6,323,760)
Property and equipment, net	9,205,312	12,489,296
Operating leases right-of-use assets	2,132,509	1,875,398
Derivative instruments	12,524	11,680
Investment in unconsolidated affiliate	245,653	348,005
Assets held for sale	754,737	—
Other assets	62,892	90,002
Total assets	$13,245,407	15,579,491
Liabilities and Equity
Current liabilities:
Accounts payable	$49,514	59,169
Accounts payable, related parties	101,454	118,618
Accrued liabilities	338,847	318,441
Revenue distributions payable	384,777	445,798
Commercial paper	—	451,000
Derivative instruments	—	1,192
Short-term lease liabilities	516,256	517,276
Deferred revenue, VPP	23,502	17,869
Current liabilities held for sale	62,310	—
Other current liabilities	26,653	15,688
Total current liabilities	1,503,313	1,945,051
Long-term liabilities:
Long-term debt	1,397,976	2,330,812
Deferred income tax liability, net	907,306	1,220,991
Derivative instruments	—	20,214
Long-term lease liabilities	1,612,288	1,353,877
Deferred revenue, VPP	11,946	—
Liabilities held for sale	39,789	—
Other liabilities	57,140	67,149
Total liabilities	5,529,758	6,938,094
Commitments and contingencies
Equity:
Stockholders' equity:
Preferred stock, $0.01 par value; authorized - 50,000 shares; none issued	—	—
Common stock, $0.01 par value; authorized - 1,000,000 shares; 308,510 and 307,125 shares issued and outstanding as of December 31, 2025 and September 30, 2026, respectively	3,085	3,072
Additional paid-in capital	5,865,447	5,816,691
Retained earnings	1,682,295	2,821,634
Total stockholders' equity	7,550,827	8,641,397
Noncontrolling interests	164,822	—
Total equity	7,715,649	8,641,397
Total liabilities and equity	$13,245,407	15,579,491

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,
	2025	2026
Revenue and other:
Natural gas sales	$630,887	702,721
Natural gas liquids sales	470,392	579,842
Oil sales	31,351	44,698
Commodity derivative fair value gains	39,243	188,567
Marketing	34,902	40,102
Amortization of deferred revenue, VPP	6,368	5,924
Other revenue and income	851	983
Total revenue	1,213,994	1,562,837
Operating expenses:
Lease operating	32,415	44,121
Gathering, compression, processing and transportation	711,003	726,019
Production and ad valorem taxes	28,884	30,920
Marketing	51,068	55,708
Exploration	844	911
General and administrative (including equity-based compensation expense of $15,501 and $13,152 in 2025 and 2026, respectively)	56,944	57,795
Depletion, depreciation and amortization	188,778	241,167
Impairment of property and equipment	12,228	1,555
Accretion of asset retirement obligations	946	996
Contract termination, loss contingency and settlements	12,571	12,991
Loss (gain) on sale of assets	171	(1,153)
Other operating expense	25	24
Total operating expenses	1,095,877	1,171,054
Operating income	118,117	391,783
Other income (expense):
Interest expense, net	(18,232)	(38,430)
Equity in earnings of unconsolidated affiliate	29,055	110,710
Transaction expense	—	(552)
Total other income	10,823	71,728
Income before income taxes	128,940	463,511
Income tax expense	(43,330)	(96,371)
Net income and comprehensive income including noncontrolling interests	85,610	367,140
Less: net income and comprehensive income attributable to noncontrolling interests	9,431	—
Net income and comprehensive income attributable to Antero Resources Corporation	$76,179	367,140

Net income per common share—basic	$0.25	1.19
Net income per common share—diluted	$0.24	1.19

Weighted average number of common shares outstanding:
Basic	308,763	307,408
Diluted	311,034	308,626

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In thousands, except per share amounts)

	Nine Months Ended September 30,
	2025	2026
Revenue and other:
Natural gas sales	$2,099,645	2,702,675
Natural gas liquids sales	1,512,581	1,671,205
Oil sales	115,386	150,972
Commodity derivative fair value gains	20,981	384,223
Marketing	94,203	137,829
Amortization of deferred revenue, VPP	18,896	17,579
Other revenue and income	2,502	3,322
Total revenue	3,864,194	5,067,805
Operating expenses:
Lease operating	103,645	136,798
Gathering, compression, processing and transportation	2,107,742	2,263,306
Production and ad valorem taxes	119,013	149,452
Marketing	145,826	190,320
Exploration	2,160	2,607
General and administrative (including equity-based compensation expense of $46,501 and $38,151 in 2025 and 2026, respectively)	176,572	178,930
Depletion, depreciation and amortization	562,719	674,660
Impairment of property and equipment	24,143	6,958
Accretion of asset retirement obligations	2,827	3,042
Contract termination, loss contingency and settlements	24,859	26,685
Loss (gain) on sale of assets	142	(61,719)
Other operating expense	74	72
Total operating expenses	3,269,722	3,571,111
Operating income	594,472	1,496,694
Other income (expense):
Interest expense, net	(61,554)	(112,913)
Equity in earnings of unconsolidated affiliate	88,279	170,207
Loss on early extinguishment of debt	(3,628)	(6,742)
Transaction expense	—	(24,599)
Total other income	23,097	25,953
Income before income taxes	617,569	1,522,647
Income tax expense	(145,920)	(320,877)
Net income and comprehensive income including noncontrolling interests	471,649	1,201,770
Less: net income and comprehensive income attributable to noncontrolling interests	30,914	20,757
Net income and comprehensive income attributable to Antero Resources Corporation	$440,735	1,181,013

Net income per common share—basic	$1.42	3.83
Net income per common share—diluted	$1.41	3.81

Weighted average number of common shares outstanding:
Basic	310,128	308,679
Diluted	312,741	310,171

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands)

			Additional
	Common Stock		Paid-in	Retained	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Interests	Equity
Balances, December 31, 2024	311,165	$3,111	5,909,373	1,109,166	194,883	7,216,533
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	699	7	(16,305)	—	—	(16,298)
Repurchases and retirements of common stock	(280)	(3)	(5,320)	(4,771)	—	(10,094)
Equity-based compensation	—	—	15,145	—	—	15,145
Distributions to noncontrolling interests	—	—	—	—	(15,969)	(15,969)
Net income and comprehensive income	—	—	—	207,971	11,495	219,466
Balances, March 31, 2025	311,584	3,115	5,902,893	1,312,366	190,409	7,408,783
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	457	5	(10,325)	—	—	(10,320)
Repurchases and retirements of common stock	(2,172)	(22)	(41,197)	(33,653)	—	(74,872)
Equity-based compensation	—	—	15,855	—	—	15,855
Distributions to noncontrolling interests	—	—	—	—	(21,512)	(21,512)
Net income and comprehensive income	—	—	—	156,585	9,988	166,573
Balances, June 30, 2025	309,869	3,098	5,867,226	1,435,298	178,885	7,484,507
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	17	—	(131)	—	—	(131)
Repurchases and retirements of common stock	(1,501)	(15)	(28,506)	(22,834)		(51,355)
Equity-based compensation	—	—	15,501	—	—	15,501
Distributions to noncontrolling interests	—	—	—	—	(16,525)	(16,525)
Net income and comprehensive income	—	—	—	76,179	9,431	85,610
Balances, September 30, 2025	308,385	$3,083	5,854,090	1,488,643	171,791	7,517,607

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands)

			Additional
	Common Stock		Paid-in	Retained	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Interests	Equity
Balances, December 31, 2025	308,510	$3,085	5,865,447	1,682,295	164,822	7,715,649
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	1,315	13	(34,745)	—	—	(34,732)
Equity-based compensation	—	—	11,733	—	—	11,733
Distributions to noncontrolling interests	—	—	—	—	(17,650)	(17,650)
Net income and comprehensive income	—	—	—	535,216	12,997	548,213
Balances, March 31, 2026	309,825	3,098	5,842,435	2,217,511	160,169	8,223,213
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	21	—	(174)	—	—	(174)
Repurchases and retirements of common stock	(1,107)	(11)	(21,133)	(16,746)	—	(37,890)
Equity-based compensation	—	—	13,266	—	—	13,266
Distributions to noncontrolling interests	—	—	—	—	(7,346)	(7,346)
In-kind liquidating distribution to noncontrolling interests	—	—	—	—	(160,583)	(160,583)
Net income and comprehensive income	—	—	—	278,657	7,760	286,417
Balances, June 30, 2026	308,739	3,087	5,834,394	2,479,422	—	8,316,903
Issuance of common stock upon vesting of equity-based compensation awards, net of shares withheld for income taxes	17	1	(100)	—	—	(99)
Repurchases and retirements of common stock	(1,631)	(16)	(30,755)	(24,928)	—	(55,699)
Equity-based compensation	—	—	13,152	—	—	13,152
Net income and comprehensive income	—	—	—	367,140	—	367,140
Balances, September 30, 2026	307,125	$3,072	5,816,691	2,821,634	—	8,641,397

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2025	2026
Cash flows provided by (used in) operating activities:
Net income including noncontrolling interests	$471,649	1,201,770
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation, amortization and accretion	565,546	677,702
Impairment of property and equipment	24,143	6,958
Commodity derivative fair value gains	(20,981)	(384,223)
Gains (losses) on settled commodity derivatives	(18,940)	104,647
Deferred income tax expense	145,757	313,685
Equity-based compensation expense	46,501	38,151
Equity in earnings of unconsolidated affiliate	(88,279)	(170,207)
Dividends of earnings from unconsolidated affiliate	93,941	93,941
Amortization of deferred revenue	(18,896)	(17,579)
Amortization of debt issuance costs and other	913	1,335
Settlement of asset retirement obligations	(71)	(119)
Contract termination, loss contingency and settlements	11,429	8,765
Loss (gain) on sale of assets	142	(61,719)
Loss on early extinguishment of debt	3,628	6,742
Changes in current assets and liabilities:
Accounts receivable	(2,735)	7,164
Accrued revenue	96,738	61,299
Prepaid expenses and other current assets	2,122	23,366
Accounts payable including related parties	(2,679)	912
Accrued liabilities	(94,535)	(72,419)
Revenue distributions payable	45,323	43,902
Other current liabilities	(529)	(10,965)
Net cash provided by operating activities	1,260,187	1,873,108
Cash flows provided by (used in) investing activities:
Additions to unproved properties	(89,954)	(79,283)
Drilling and completion costs	(523,302)	(804,260)
Additions to other property and equipment	(3,957)	(23,721)
Acquisition of HG Production	—	(2,803,195)
Acquisitions of oil and gas properties	(241,162)	(321,792)
Proceeds from asset sales	15,956	755,142
Change in other assets	(11,770)	(31,463)
Net cash used in investing activities	(854,189)	(3,308,572)
Cash flows provided by (used in) financing activities:
Issuances and borrowings of debt	3,641,800	10,923,493
Repayments of debt	(3,828,533)	(9,531,090)
Repurchases of common stock	(136,321)	(93,589)
Payment of debt issuance costs	(1,078)	(12,291)
Distributions to noncontrolling interests in Martica Holdings LLC	(54,006)	(24,996)
Employee tax withholding for settlement of equity-based compensation awards	(26,749)	(35,005)
Other	(1,111)	(1,058)
Net cash provided by (used in) financing activities	(405,998)	1,225,464
Net decrease in cash, cash equivalents and restricted cash	—	(210,000)
Cash, cash equivalents and restricted cash, beginning of period	—	210,000
Cash, cash equivalents and restricted cash, end of period	$—	—

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$80,909	128,279
Increase (decrease) in accounts payable, accrued liabilities and other current liabilities for additions to property and equipment	$(17,248)	46,921
Increase in other current liabilities for acquisitions of oil and gas properties	$15,951	—
In-kind liquidating distribution to noncontrolling interests	$—	160,583

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

These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, and, accordingly, do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of December 31, 2025 and September 30, 2026, results of operations for the three and nine months ended September 30, 2025 and 2026 and cash flows for the nine months ended September 30, 2025 and 2026. The Company has no items of other comprehensive income; therefore, its net income is equal to its comprehensive income. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the full year because of the impact of changes in prices received for natural gas, NGLs and oil, natural production declines, the uncertainty of exploration and development drilling results, changes in the fair value of derivative instruments and other factors.

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

On May 1, 2026, Sixth Street Partners, LLC (“Sixth Street”) achieved its internal rate of return and cash-on-cash return (the “Hurdle”). As such, beginning May 1, 2026, Antero received 85% of the distributions in respect of the overriding royalty interests (“ORRIs”) to which Sixth Street was entitled immediately prior to the Hurdle being achieved (the “Reversion”). On June 30, 2026, following the achievement of the Hurdle and pursuant to the terms of the Amended and Restated Limited Liability Company Agreement of Martica Holdings LLC, Antero elected to dissolve Martica and make in-kind liquidating distributions to Sixth Street and Antero, which included conveyance of the ORRIs to Sixth Street and Antero after giving effect to the Reversion. There was no gain or loss recorded for these distributions in the Company’s unaudited condensed consolidated financial statements. As of June 30, 2026, the Company accounts for its interest in the ORRIs conveyed by Martica using the proportionate consolidation method of accounting.

All significant intercompany accounts and transactions have been eliminated in the Company’s unaudited condensed consolidated financial statements.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(c)	Cash and Cash Equivalents

The Company considers all liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these instruments. From time to time, the Company may be in the position of a “book overdraft” in which outstanding checks exceed cash and cash equivalents. The Company classifies book overdrafts in accounts payable and revenue distributions payable within its condensed consolidated balance sheets, and classifies the change in accounts payable associated with book overdrafts as an operating activity within its unaudited condensed consolidated statements of cash flows. As of December 31, 2025, the book overdrafts included within accounts payable and revenue distributions payable were each $18 million. As of September 30, 2026, the book overdrafts included within accounts payable and revenue distributions payable were $12 million and $22 million, respectively.

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

The following is a reconciliation of the Company’s basic weighted average common shares outstanding to diluted weighted average common shares outstanding during the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2026	2025	2026
Basic weighted average number of common shares outstanding	308,763	307,408	310,128	308,679
Add: Dilutive effect of RSUs	872	514	1,152	631
Add: Dilutive effect of PSUs	1,399	704	1,461	861
Diluted weighted average number of common shares outstanding	311,034	308,626	312,741	310,171

Weighted average number of outstanding securities excluded from calculation of diluted net income per common share (1):
RSUs	6	—	2	7
PSUs	6	29	6	38
Stock options	—	—	97	—
(1)	The potential dilutive effects of these securities were excluded from the computation of net income per common share—diluted because the inclusion of these securities would have been anti-dilutive.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(f)	Recently Issued Accounting Standard

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 is intended to improve the disclosure about certain operating expenses primarily through enhanced disclosure of cost of sales and selling, general and administrative expenses. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. ASU 2024-03 can be applied on either a prospective or a retrospective basis at the Company’s election. The Company plans to adopt ASU 2024-03 on a prospective basis in the Annual Report on Form 10-K for the year ending December 31, 2027. The Company is evaluating the impact that ASU 2024-03 will have on the financial statements.

(3) Transactions

(a)	2025 Drilling Partnership

On December 11, 2024, the Company entered into a drilling partnership with an unaffiliated third-party (“2025 Drilling Partnership”). Under the terms of the arrangement, the third-party participated in and funded a share of total development capital expenses for wells spud by the Company during the 2025 calendar year. For each well spud during the 2025 calendar year, the third-party received a 15% working interest in such wells and funded greater than 15% of total development capital expenses for such wells. Subject to the preceding sentence, for any wells spud in the calendar year 2025, the third-party is obligated and responsible for its working interest share of costs and liabilities, and is entitled to its working interest share of revenues, associated with such wells for the life of such wells. Additionally, for each well in the partnership, the Company entered into an assignment, bill of sale and conveyance pursuant to which the third-party was conveyed a proportionate working interest percentage in such well, which conveyances are not subject to any reversion.

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

The HG Acquisition has been accounted for using the acquisition method of accounting, with the Company identified as the acquirer of HG Production. The Company is still completing its analysis of the final purchase price allocation. Adjustments to the preliminary purchase price allocation recorded during the three and nine months ended September 30, 2026 primarily relate to additional information obtained by the Company between the Closing Date and September 30, 2026 about facts and circumstances that existed on the Closing Date, including the completion of the post-closing settlement statement and analysis of income taxes, among others. The Company expects to complete the purchase price allocation during the 12-month period following the Closing Date. The table below summarizes the preliminary purchase price and estimated fair values of assets acquired and liabilities assumed as of the Closing Date. See Note 10—Fair Value Measurement for additional information on the fair value assumptions and hierarchy used in the HG Acquisition preliminary purchase price allocation.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

	As Originally
(in thousands)	Reported	Adjustments	As Adjusted
Cash consideration	$2,804,466	(1,203)	2,803,263

Fair value of assets acquired:
Cash	69	—	69
Accounts receivable	2,635	—	2,635
Accrued revenue	114,755	(1,386)	113,369
Unproved properties	318,535	(26,874)	291,661
Proved properties	2,648,067	(62,021)	2,586,046
Other property and equipment	1,114	—	1,114
Operating lease right-of-use asset	96,002	—	96,002
Derivative instruments	10,082	—	10,082
Total assets acquired	$3,191,259	(90,281)	3,100,978

Fair value of liabilities assumed:
Accounts payable	$389	—	389
Accounts payable, related parties	16,671	—	16,671
Accrued liabilities	60,165	1,524	61,689
Revenue distributions payable	27,961	205	28,166
Operating lease liability	96,002	—	96,002
Derivative instruments	90,001	—	90,001
Deferred income tax liability (1)	90,807	(90,807)	—
Other liabilities	4,797	—	4,797
Total liabilities assumed	$386,793	(89,078)	297,715
(1)	Upon completion of the Company’s analysis over income taxes, it was determined that at the Closing Date there were no deferred taxes to be recorded as part of this purchase price allocation.

The Company’s financial statements include $1 million and $25 million of acquisition-related costs associated with the HG Acquisition during the three and nine months ended September 30, 2026, respectively, which are recorded in transaction expense in the unaudited condensed consolidated statements of operations and comprehensive income.

The following table summarizes amounts contributed by the assets acquired in the HG Acquisition to the Company’s unaudited condensed consolidated results of operations and comprehensive income upon transaction closing on the Closing Date (in thousands):

February 3, 2026
through September 30, 2026
Natural gas sales	$471,217
Natural gas liquids sales	100,576
Oil sales	20,660
Commodity derivative fair value gains	208,550
Total revenue	801,003

Net income and comprehensive income including noncontrolling interests (1)	323,815
Less: net income and comprehensive income attributable to noncontrolling interests	—
Net income and comprehensive income attributable to Antero Resources Corporation (1)	$323,815
(1)	Amounts include transaction expense of $25 million related to the HG Acquisition recognized during the nine months ended September 30, 2026.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2026	2025	2026
Pro forma revenue and other:
Natural gas sales	$768,459	702,721	2,625,724	2,807,352
Natural gas liquids sales	488,296	579,842	1,556,587	1,680,108
Oil sales	33,291	44,698	118,414	152,147
Commodity derivative fair value gains	77,765	188,567	6,797	240,459
Marketing	34,902	40,102	94,203	137,829
Amortization of deferred revenue, VPP	6,368	5,924	18,896	17,579
Other revenue and income	2,257	983	6,827	3,786
Pro forma total revenue	1,411,338	1,562,837	4,427,448	5,039,260

Pro forma net income and comprehensive income including noncontrolling interests	129,865	367,140	563,951	1,153,232
Less: pro forma net income and comprehensive income attributable to noncontrolling interests	9,431	—	30,914	20,757
Pro forma net income and comprehensive income attributable to Antero Resources Corporation	$120,434	367,140	533,037	1,132,475

Pro forma net income per common share—basic	$0.39	1.19	1.72	3.67
Pro forma net income per common share—diluted	$0.39	1.19	1.70	3.65

(c)	Utica Shale Divestiture

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

The cash consideration received for the Utica Shale Divestiture less costs to sell of approximately $755 million, which includes certain contingent amounts released from escrow during the nine months ended September 30, 2026, was greater than the carrying value of the Utica Shale Properties net assets as of February 23, 2026. Accordingly, the Company recorded a gain on sale of assets of $1 million and $62 million during the three and nine months ended September 30, 2026, respectively, in its unaudited condensed consolidated statements of operations and comprehensive income. In addition, for U.S. federal (and applicable state and local) income tax purposes the Utica Shale Divestiture comprised part of a like-kind exchange transaction with certain assets acquired in the HG Acquisition used as like-kind replacement property pursuant to Section 1031 of the U.S. Internal Revenue Code of 1986, as amended, the Treasury regulations promulgated thereunder, and IRS Revenue Procedure 2000-37, 2000-2 C.B. 308 (as modified by IRS Revenue Procedure 2004-51, 2004-2 C.B. 294).

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

The following table sets forth the carrying value of the Utica Shale Properties’ assets and liabilities held for sale as of December 31, 2025 (in thousands):

December 31, 2025
Current assets:
Accounts receivable	$782
Accrued revenue	19,399
Other current assets	88
Long-term assets:
Unproved properties	27,720
Proved properties	1,045,145
Gathering systems and facilities	5,802
Other property and equipment	581
Less accumulated depletion, depreciation and amortization	(369,995)
Property and equipment, net	709,253
Operating leases right-of-use assets (1)	44,825
Other assets	659
Total assets	$775,006

Current liabilities:
Accounts payable	$2,118
Accounts payable, related parties	4,600
Accrued liabilities	17,650
Revenue distributions payable	17,130
Short-term lease liabilities	20,812
Long-term liabilities:
Long-term lease liabilities	24,210
Other liabilities	15,579
Total liabilities	$102,099
(1)	Substantially all of these operating leases right-of-use-assets relate to a gas gathering line and compressor stations with Antero Midstream. See Note 12— Leases to the unaudited condensed consolidated financial statements for additional information.
(d)	Asset Acquisitions

During the three months ended September 30, 2026, the Company acquired additional working and royalty interests in Antero’s core operating area for a total of approximately $315 million, before closing adjustments. The Company accounted for these transactions as asset acquisitions and as such, substantially all of the cash consideration was allocated to proved properties in the unaudited condensed consolidated balance sheet. The Company also acquired certain natural gas and NGLs commodity derivative fixed price swap contracts as part of these asset acquisitions. See Note 11—Derivative Instruments to the unaudited condensed consolidated financial statements for additional information.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(4) Revenue

(a)	Disaggregation of Revenue

The table set forth below presents revenue disaggregated by type and reportable segment to which it relates (in thousands). See Note 16—Reportable Segments to the unaudited condensed consolidated financial statements for additional information.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026	Reportable Segment
Revenues from contracts with customers:
Natural gas sales	$630,887	702,721	2,099,645	2,702,675	Exploration and production
Natural gas liquids sales (ethane)	86,279	98,215	259,305	289,590	Exploration and production
Natural gas liquids sales (C3+ NGLs)	384,113	481,627	1,253,276	1,381,615	Exploration and production
Oil sales	31,351	44,698	115,386	150,972	Exploration and production
Marketing	34,902	40,102	94,203	137,829	Marketing
Other revenue	276	414	819	1,686	Exploration and production
Total revenue from contracts with customers	1,167,808	1,367,777	3,822,634	4,664,367
Income from derivatives, deferred revenue and other sources, net	46,186	195,060	41,560	403,438
Total revenue	$1,213,994	1,562,837	3,864,194	5,067,805

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

Under the Company’s sales contracts, the Company invoices customers after its performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company’s contracts do not give rise to contract assets or liabilities. As of December 31, 2025 and September 30, 2026, the Company’s receivables from contracts with customers were $493 million and $427 million, respectively.

(5) Equity Method Investment

As of December 31, 2025 and September 30, 2026, Antero owned 29% of Antero Midstream’s common stock, which is reflected in Antero’s unaudited condensed consolidated financial statements using the equity method of accounting.

The following table sets forth a reconciliation of Antero’s investment in unconsolidated affiliate (in thousands):

Balance as of December 31, 2025 (1)	245,653
Equity in earnings of unconsolidated affiliate	170,207
Dividends from unconsolidated affiliate	(93,941)
Elimination of intercompany profit	26,086
Balance as of September 30, 2026 (1)	$348,005
(1)	The fair value of the Company’s investment in Antero Midstream as of December 31, 2025 and September 30, 2026 was $2.5 billion and $2.8 billion, respectively, based on the quoted market share price of Antero Midstream.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(6) Accrued Liabilities

Accrued liabilities consisted of the following items (in thousands):

		(Unaudited)
	December 31,	September 30,
	2025	2026
Capital expenditures	$32,656	54,830
Gathering, compression, processing and transportation expenses	169,270	155,982
Marketing expenses	12,851	24,738
Interest expense	24,256	10,377
Production and ad valorem taxes	22,770	982
General and administrative expense	40,663	36,547
Contingencies and other	36,381	34,985
Total accrued liabilities	$338,847	318,441

(7) Debt

Total debt consisted of the following items (in thousands):

		(Unaudited)
	December 31,	September 30,
	2025	2026
Short-term:
Commercial paper	$—	451,000
Long-term:
Credit Facility	438,600	—
Term Loan	—	1,000,000
7.625% senior notes due 2029	365,353	—
5.375% senior notes due 2030	600,000	600,000
5.400% senior notes due 2036	—	750,000
Unamortized debt issuance costs	(5,977)	(19,188)
Total long-term debt	1,397,976	2,330,812
Total debt	$1,397,976	2,781,812

(a)	Commercial Paper

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

During the second and third quarters of 2026, Antero Resources utilized the Commercial Paper Program to fund various short-term working capital requirements. As of September 30, 2026, Antero Resources had $451 million of outstanding Commercial Paper maturing at various dates in October 2026 with a weighted average interest rate of 4.5%.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(b)	Credit Facility

On July 30, 2024, Antero Resources entered into an amendment and restatement of its senior revolving credit facility with a syndicate of bank lenders (as amended to date, the “Credit Facility”). Borrowings are unsecured and are not guaranteed by any of Antero Resources’ subsidiaries. As of September 30, 2026, the Credit Facility had lender commitments of $1.65 billion and available borrowing capacity of $1.64 billion. However, Antero Resources intends to maintain available capacity under the Credit Facility in an amount at least equal to the aggregate outstanding borrowings under the Commercial Paper Program, and as of September 30, 2026, the Company had $451 million of Commercial Paper outstanding. The Credit Facility was scheduled to mature on July 30, 2030, provided that Antero Resources could request one one-year extension of this maturity date, subject to satisfaction of certain conditions and consent of the extending lenders. However, on July 28, 2026 (the “First Amendment Effective Date”), Antero Resources entered an amendment to the Credit Facility to extend the scheduled maturity date (the “Maturity Date”) to July 30, 2031. Antero Resources may request two one-year extensions of the Maturity Date after the First Amendment Effective Date, subject to satisfaction of certain conditions and consent of the extending lenders. Commitments under the Credit Facility may be increased by up to $500 million subject to the agreement of Antero Resources, the increasing lenders, and with respect to the addition of new lenders, the consent of the Administrative Agent under the Credit Facility and the lenders with commitments to issue letters of credit under the Credit Facility.

The Credit Facility contains one financial covenant requiring Antero Resources to maintain a ratio on a consolidated basis of total indebtedness to capitalization of 65% or less at the end of each fiscal quarter and other affirmative and negative covenants applicable to Antero Resources and its subsidiaries that are customary for credit facilities of this type, including, among other things, limitations on: fundamental changes such as mergers, consolidations, liquidations and dissolutions; liens; certain indebtedness; restricted payments such as dividends, distributions and equity repurchases; and material non-arms’-length transactions with its affiliates. Antero Resources was in compliance with the financial covenant under the Credit Facility as of December 31, 2025 and September 30, 2026.

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

As of December 31, 2025, Antero Resources had an outstanding balance under the Credit Facility of $439 million, with a weighted average interest rate of 5.3%, and outstanding letters of credit of $12 million. As of September 30, 2026, Antero Resources had no outstanding balance under the Credit Facility and outstanding letters of credit of $12 million.

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

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

The Term Loan contains the same financial covenant as our Credit Facility requiring Antero Resources to maintain a ratio on a consolidated basis of total indebtedness to capitalization of 65% or less at the end of each fiscal quarter and other affirmative and negative covenants applicable to Antero Resources that are substantially the same as those covenants in our Credit Facility and otherwise customary for term loans of this type, including, among other things, limitations on: fundamental changes such as mergers, consolidations, liquidations and dissolutions; liens; certain indebtedness; restricted payments such as dividends, distributions and equity repurchases; and material non-arms’-length transactions with its affiliates. Antero Resources was in compliance with the financial covenant under the Term Loan as of September 30, 2026.

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

As of September 30, 2026, Antero Resources had an outstanding balance under the Term Loan of $1.0 billion, with a weighted average interest rate of 5.5%.

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

On June 1, 2021, Antero Resources issued $600 million of 5.375% senior notes due March 1, 2030 (the “2030 Notes”) at par. The 2030 Notes are unsecured and rank pari passu to Antero Resources’ Credit Facility, Term Loan and other outstanding senior notes. As of July 30, 2024, the 2030 Notes are not guaranteed by any of Antero Resources’ subsidiaries. Interest on the 2030 Notes is payable on March 1 and September 1 of each year. Antero Resources may redeem all or part of the 2030 Notes at any time at redemption prices ranging from 101.792% as of September 30, 2026 to 100.00% on or after March 1, 2028. If Antero Resources undergoes a change of control followed by a rating decline, the holders of the 2030 Notes will have the right to require Antero Resources to repurchase all or a portion of the notes at a price equal to 101% of the principal amount of the 2030 Notes, plus accrued and unpaid interest.

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

(8) Asset Retirement Obligations

The following table presents a reconciliation of the Company’s asset retirement obligations (in thousands):

Asset retirement obligations—December 31, 2025	$57,139
Obligations incurred	1,834
Obligations assumed in acquisition	4,797
Accretion expense	3,042
Settlement of obligations	(132)
Revisions to prior estimates	469
Asset retirement obligations—September 30, 2026	$67,149

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

A total of 10,083,873 shares were available for future grant under the AR LTIP as of September 30, 2026.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

The Company’s equity-based compensation expense, by type of award, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026
RSU awards	$10,363	8,836	32,501	26,379
PSU awards	4,762	3,921	12,781	10,587
Equity awards issued to directors	376	395	1,219	1,185
Total expense	$15,501	13,152	46,501	38,151

(a)	Restricted Stock Unit Awards

A summary of RSU award activity is as follows:

		Weighted
		Average
	Number	Grant Date
	of Units	Fair Value
Total awarded and unvested—December 31, 2025	2,336,401	$29.67
Granted	1,034,483	38.80
Vested	(1,194,045)	28.41
Forfeited	(53,892)	33.96
Total awarded and unvested—September 30, 2026	2,122,947	$34.72

As of September 30, 2026, there was $54 million of unamortized equity-based compensation expense related to unvested RSUs. That expense is expected to be recognized over a weighted average period of approximately two years.

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Performance Share Unit Awards Based on Leverage Ratio

In March 2026, the Company granted PSUs to certain of its senior management and executive officers that vest based on the Company’s Net Debt to EBITDAX (as defined in the award agreement) determined as of the last day of each of three one-year performance periods ending on December 31, 2026, December 31, 2027 and December 31, 2028, in each case, subject to certain continued employment criteria for each performance period (“2026 Leverage Ratio PSUs”). The 2026 Leverage Ratio PSUs will be settled following the end of each performance period. The aggregate number of shares of common stock that may ultimately be earned with respect to the 2026 Leverage Ratio PSUs ranges from zero to 200% of the target number of 2026 Leverage Ratio PSUs originally granted. Expense related to the 2026 Leverage Ratio PSUs is recognized on a graded-vested basis over the term of each performance period that reflects the number of shares of common stock that are expected to be issued at the end of each measurement period, and such expense is reversed if the likelihood of achieving the performance condition becomes improbable. As of September 30, 2026, the likelihood of achieving the performance conditions related to the 2026 Leverage Ratio PSUs was probable.

Summary Information for Performance Share Unit Awards

A summary of PSU activity is as follows:

		Weighted
		Average
	Number	Grant Date
	of Units	Fair Value
Total awarded and unvested—December 31, 2025	1,359,347	$33.80
Granted	193,146	40.08
Vested (1)(2)	(685,313)	35.15
Forfeited (1)	(78,877)	39.90
Total awarded and unvested—September 30, 2026	788,303	$33.56
(1)	During the nine months ended September 30, 2026, the PSUs granted in 2022 and 2023 based on absolute TSR performance criteria achieved vesting at 82% and 75%, respectively, of the target amounts and converted into 0.3 million shares, and the 0.1 million units that did not vest were forfeited.
(2)	During the nine months ended September 30, 2026, certain PSUs granted in 2022, 2023 and 2025 based on Net Debt to EBITDAX performance criteria achieved vesting at 194%, 194% and 200%, respectively, of the target amounts and converted into 0.8 million shares.

As of September 30, 2026, there was $12 million of unamortized equity-based compensation expense related to unvested PSUs. That expense is expected to be recognized over a weighted average period of approximately one year.

(10) Fair Value Measurement

(a)	Senior Notes

The following table sets forth the fair value and carrying value of the senior notes (in thousands):

			(Unaudited)
	December 31, 2025		September 30, 2026
	Fair	Carrying	Fair	Carrying
	Value (1)	Value (2)	Value (1)	Value (2)
2029 Notes	$370,431	363,204	—	—
2030 Notes	607,500	596,172	587,400	592,297
2036 Notes	—	—	693,075	746,798
Total	$977,931	959,376	1,280,475	1,339,095
(1)	Fair values are based on Level 2 market data inputs.
(2)	Carrying values are presented net of unamortized debt issuance costs.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(b)	Other Assets and Liabilities

The carrying values of restricted cash as of December 31, 2025, accounts receivable and accounts payable as of December 31, 2025 and September 30, 2026 and the amounts outstanding under the Commercial Paper Program as of September 30, 2026 approximated fair value because of their short-term nature. The carrying values of the amounts outstanding under the Credit Facility as of December 31, 2025 and the Term Loan as of September 30, 2026 approximated fair value because the variable interest rates are reflective of current market conditions.

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

The Company was party to various commodity derivative contracts that settled during the three and nine months ended September 30, 2025 and 2026. The Company enters into derivative contracts when management believes that favorable future sales prices for the Company’s production can be secured. The Company’s derivative contracts have not been designated as hedges for accounting purposes; therefore, all gains and losses are recognized in the Company’s unaudited condensed consolidated statements of operations and comprehensive income.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Fixed Price Swaps

As of September 30, 2026, the Company’s fixed price swap positions were as follows:

				Weighted
Commodity / Settlement Period	Index	Contracted Volume		Average Price
Natural Gas
October-December 2026	Henry Hub	1,368,073	MMBtu/day	$3.91	/MMBtu
October-December 2026	TETCO M2	10,000	MMBtu/day	3.36	/MMBtu
January-December 2027	Henry Hub	1,062,216	MMBtu/day	3.83	/MMBtu
January-December 2027	Dom South	20,000	MMBtu/day	2.93	/MMBtu
January-December 2028	Henry Hub	308,151	MMBtu/day	3.65	/MMBtu
January-December 2028	Dom South	30,000	MMBtu/day	2.88	/MMBtu
January-December 2028	TETCO M2	60,000	MMBtu/day	2.92	/MMBtu
January-February 2029	Henry Hub	34,645	MMBtu/day	4.08	/MMBtu
Propane
October-December 2026	Mont Belvieu Propane-OPIS (1)	2,331	Bbl/day	29.58	/Bbl
January-February 2027	Mont Belvieu Propane-OPIS (1)	1,623	Bbl/day	29.81	/Bbl
Normal Butane
October-December 2026	Mont Belvieu Normal Butane-OPIS Non-TET	704	Bbl/day	34.24	/Bbl
January-February 2027	Mont Belvieu Normal Butane-OPIS Non-TET	494	Bbl/day	34.09	/Bbl
Isobutane
October-December 2026	Mont Belvieu Isobutane-OPIS Non-TET	348	Bbl/day	35.22	/Bbl
January-February 2027	Mont Belvieu Isobutane-OPIS Non-TET	243	Bbl/day	35.17	/Bbl
Pentane
October-December 2026	Mont Belvieu Pentane-OPIS Non-TET	661	Bbl/day	53.06	/Bbl
January-February 2027	Mont Belvieu Pentane-OPIS Non-TET	471	Bbl/day	51.48	/Bbl
(1)	Includes propane swaps that are based on TET and Non-TET Mont Belview Propane-OPIS indices.

Under the Company’s fixed price swap agreements, when actual commodity prices upon settlement exceed the fixed price provided by the contracts, the Company pays the difference to the counterparty. When actual commodity prices upon settlement are less than the contractually provided fixed price, the Company receives the difference from the counterparty.

Basis Swaps

As of September 30, 2026, the Company’s basis swap positions were as follows:

				Weighted
Commodity / Settlement Period	Index to Basis Differential	Contracted Volume		Average Price
Natural Gas
October-December 2026	NYMEX to TETCO M2	440,000	MMBtu/day	$(0.97)	/MMBtu
October-December 2026	NYMEX to Dom South	210,000	MMBtu/day	(0.98)	/MMBtu
October-December 2026	NYMEX to TCO	100,000	MMBtu/day	(0.83)	/MMBtu
January-December 2027	NYMEX to TETCO M2	302,959	MMBtu/day	(0.93)	/MMBtu
January-December 2027	NYMEX to Dom South	154,630	MMBtu/day	(1.00)	/MMBtu
January-December 2027	NYMEX to TCO	74,795	MMBtu/day	(0.78)	/MMBtu
January-December 2028	NYMEX to TETCO M2	104,863	MMBtu/day	(0.88)	/MMBtu
January-December 2028	NYMEX to Dom South	54,973	MMBtu/day	(0.95)	/MMBtu
January-December 2028	NYMEX to TCO	29,945	MMBtu/day	(0.81)	/MMBtu

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Short Calls

As of September 30, 2026, the Company’s short call contract positions were as follows:

				Weighted
Commodity / Settlement Period	Index	Contracted Volume		Average Price
Natural Gas
October-December 2026	Henry Hub	30,000	MMBtu/day	$7.25	/MMBtu
January-December 2027	Henry Hub	24,959	MMBtu/day	7.10	/MMBtu

Under the Company’s short call contracts, when actual commodity prices upon settlement exceed the fixed price provided by the contracts, the Company pays the difference to the counterparty.

Collars

As of September 30, 2026, the Company’s collar contract positions were as follows:

				Weighted Average Price
Commodity / Settlement Period	Index	Contracted Volume		Ceiling		Floor
Natural Gas
October-December 2026 (1)	Henry Hub	595,561	MMBtu/day	$5.51	/MMBtu	$3.22	/MMBtu
January-December 2027	Henry Hub	58,696	MMBtu/day	4.62	/MMBtu	3.47	/MMBtu
(1)	Includes a call option and an embedded put option for 32,000 MMBtu/day at a strike price of $2.63/MMBtu tied to NYMEX pricing for the production volumes associated with the Company’s retained interest in the volumetric production payment transaction (“VPP”) properties. The Company bifurcated the embedded put option and reflects it at fair value in the unaudited condensed consolidated financial statements.

Under the Company’s collar agreements, when actual commodity prices upon settlement are below the floor price provided by the contract, the Company receives the difference from the counterparty. When actual commodity prices upon settlement are above the ceiling price, the Company pays the difference to the counterparty.

Three-Way Collars

As of September 30, 2026, the Company’s three-way collar contract positions were as follows:

		Contracted		Weighted Average Price
Commodity / Settlement Period	Index	Volume		Ceiling		Floor		Sub-Floor
Natural Gas
October-December 2026	Henry Hub	20,000	MMBtu/day	$4.88	/MMBtu	$3.70	/MMBtu	$2.88	/MMBtu
January-December 2027	Henry Hub	22,466	MMBtu/day	4.68	/MMBtu	3.66	/MMBtu	2.55	/MMBtu

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

Martica

During the three months ended March 31, 2025, all of Martica’s derivative contracts expired, and therefore, after March 31, 2025, there were no derivative gains or losses attributable to Martica. Martica was deconsolidated from the unaudited condensed consolidated financial statements as of June 30, 2026. See Note 2—Summary of Significant Accounting Policies for additional information.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(b)	Summary

The table below presents a summary of the fair values of the Company’s derivative instruments and where such values are recorded in the condensed consolidated balance sheets (in thousands).

			(Unaudited)
		December 31,	September 30,
	Balance Sheet Location	2025	2026
Asset derivatives not designated as hedges for accounting purposes:
Commodity derivatives—current	Derivative instruments	$68,054	293,238
Embedded derivatives—current	Derivative instruments	859	70
Commodity derivatives—noncurrent	Derivative instruments	12,524	11,680
Total asset derivatives (1)		81,437	304,988

Liability derivatives not designated as hedges for accounting purposes:
Commodity derivatives—current	Derivative instruments	—	1,192
Commodity derivatives—noncurrent	Derivative instruments	—	20,214
Total liability derivatives (1)		—	21,406

Net derivatives asset (1)		$81,437	283,582
(1)	The fair value of derivative instruments was determined using Level 2 inputs.

The following table sets forth the gross values of recognized derivative assets and liabilities, the amounts offset under master netting arrangements with counterparties, and the resulting net amounts presented in the condensed consolidated balance sheets as of the dates presented, all at fair value (in thousands):

				(Unaudited)
	December 31, 2025			September 30, 2026
						Net Amounts of
	Gross	Gross	Net Amounts of	Gross	Gross	Assets
	Amounts	Amounts Offset	Assets on	Amounts	Amounts Offset	(Liabilities) on
	Recognized	Recognized	Balance Sheet	Recognized	Recognized	Balance Sheet
Commodity derivative assets	$162,641	(82,063)	80,578	426,351	(121,433)	304,918
Embedded derivative assets	859	—	859	70	—	70
Commodity derivative liabilities	(82,063)	82,063	—	(142,839)	121,433	(21,406)

The following table sets forth a summary of derivative fair value gains and losses and where such values are recorded in the unaudited condensed consolidated statements of operations and comprehensive income (in thousands):

	Statement of	Three Months Ended September 30,		Nine Months Ended September 30,
	Operations Location	2025	2026	2025	2026
Commodity derivative fair value gains (1)	Revenue	$39,374	188,696	22,133	385,012
Embedded derivative fair value losses (1)	Revenue	(131)	(129)	(1,152)	(789)
(1)	The fair value of derivative instruments was determined using Level 2 inputs.

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(a)	Supplemental Balance Sheet Information Related to Leases

The Company’s lease assets and liabilities consisted of the following items (in thousands):

			(Unaudited)
		December 31,	September 30,
Leases	Balance Sheet Classification	2025	2026
Operating Leases
Operating lease right-of-use assets:
Processing plants	Operating lease right-of-use assets	$1,135,203	974,530
Gas gathering lines and compressor stations (1)	Operating lease right-of-use assets	912,073	726,998
Drilling rigs and completion services	Operating lease right-of-use assets	54,968	147,566
Office space	Operating lease right-of-use assets	28,400	24,478
Office, field and other equipment	Operating lease right-of-use assets	1,865	1,826
Total operating lease right-of-use assets		$2,132,509	1,875,398
Operating lease liabilities:
Short-term operating lease liabilities	Short-term lease liabilities	$514,717	516,233
Long-term operating lease liabilities	Long-term lease liabilities	1,610,341	1,352,146
Total operating lease liabilities		$2,125,058	1,868,379
Finance Leases
Finance lease right-of-use assets:
Vehicles	Other property and equipment	$3,486	2,774
Total finance lease right-of-use assets (2)		$3,486	2,774
Finance lease liabilities:
Short-term finance lease liabilities	Short-term lease liabilities	$1,539	1,043
Long-term finance lease liabilities	Long-term lease liabilities	1,947	1,731
Total finance lease liabilities		$3,486	2,774
(1)	Gas gathering lines and compressor stations relate to Antero Midstream. See “—Related Party Lease Disclosure” for additional discussion.
(2)	Financing lease assets are recorded net of accumulated amortization of $3 million as of December 31, 2025 and September 30, 2026.

The processing plants, gas gathering lines and compressor stations that are classified as lease liabilities are classified as such under FASB ASC Topic 842, Leases, because Antero (i) is the sole customer of the assets and (ii) makes the decisions that most impact the economic performance of the assets.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(b)	Supplemental Information Related to Leases

Costs associated with operating and finance leases were included in the unaudited condensed consolidated statement of operations and comprehensive income (in thousands):

			Three Months Ended September 30,		Nine Months Ended September 30,
Cost	Classification	Location	2025	2026	2025	2026
Operating lease cost	Statement of operations	Gathering, compression, processing and transportation	$407,395	442,437	1,208,756	1,300,474
Operating lease cost	Statement of operations	General and administrative	3,201	3,128	9,660	9,109
Operating lease cost	Statement of operations	Lease operating	275	361	802	1,097
Operating lease cost	Balance sheet	Proved properties (1)	6,306	37,915	19,972	89,413
Total operating lease cost			$417,177	483,841	1,239,190	1,400,093

Finance lease cost:
Amortization of right-of-use assets	Statement of operations	Depletion, depreciation and amortization	$456	493	1,287	1,570
Interest on lease liabilities	Statement of operations	Interest expense, net	141	93	386	324
Total finance lease cost			$597	586	1,673	1,894

Short-term lease payments			$39,282	51,376	129,559	133,178
(1)	Capitalized costs related to drilling and completion activities.

(c)	Supplemental Cash Flow Information Related to Leases

The following table presents the Company’s supplemental cash flow information related to leases (in thousands):

	Nine Months Ended September 30,
	2025	2026
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,201,548	1,459,395
Operating cash flows from finance leases	386	324
Investing cash flows from operating leases	11,179	75,953
Financing cash flows from finance leases	1,113	1,058

Noncash activities:
Right-of-use assets obtained in exchange for new operating lease obligations	$127,187	134,015
Decrease to existing right-of-use assets and lease obligations from operating lease modifications, net (1)	$(14,453)	(6,446)
(1)	During the nine months ended September 30, 2025, the weighted average discount rate for remeasured operating leases increased from 5.5% as of December 31, 2024 to 5.8% as of September 30, 2025. During the nine months ended September 30, 2026, the weighted average discount rate for remeasured operating leases decreased from 5.1% as of December 31, 2025 to 4.4% as of September 30, 2026.

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(d)	Maturities of Lease Liabilities

The table below is a schedule of future minimum payments for operating and financing lease liabilities as of September 30, 2026 (in thousands):

	Operating Leases	Financing Leases	Total
Remainder of 2026	$164,541	421	164,962
2027	579,839	1,186	581,025
2028	410,166	1,052	411,218
2029	322,117	737	322,854
2030	248,972	113	249,085
Thereafter	408,821	—	408,821
Total lease payments	2,134,456	3,509	2,137,965
Less: imputed interest	(266,077)	(735)	(266,812)
Total	$1,868,379	2,774	1,871,153

(e)	Lease Term and Discount Rate

The following table sets forth the Company’s weighted average remaining lease term and discount rate:

(Unaudited)
	December 31, 2025		September 30, 2026
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term	5 years	3 years	5 years	3 years
Weighted average discount rate	5.6%	8.5%	5.5%	8.7%

(f)	Related Party Lease Disclosure

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

Under the gathering and compression agreements, Antero Midstream receives a gathering fee per Mcf, a centralized compression fee per Mcf and high pressure gathering fee per Mcf, as applicable, subject to annual Consumer Price Index (“CPI”)-based adjustments. In addition, Antero Midstream receives fees for well pad compression that include (i) reimbursement of Antero Midstream’s third-party out-of-pocket costs plus 3% for well pad compression services provided by third-party-owned equipment and (ii) a cost of service fee that allows Antero Midstream to earn a return on capital invested of 13% per annum over a period of seven years for well pad compression services provided by Antero Midstream-owned assets. If and to the extent the Company requests that Antero Midstream construct gathering lines, centralized compressor stations and/or high pressure lines, the 2019 gathering and compression agreement contains options at Antero Midstream’s election for either (i) minimum volume commitments that require Antero Resources to utilize or pay for 70% of the centralized compression capacity and 75% of the high pressure gathering capacity of the requested capacity of such new construction for 10 years or (ii) a cost of service fee that allows Antero Midstream to earn a return on capital invested of 13% per annum over a

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

period of seven years. The Marcellus gathering and compression agreement provides for a minimum volume commitment that requires the Company to utilize or pay for 25% of the compression capacity for a period of 10 years from the in-service date. The Mountaineer gathering and compression agreement provides for monthly minimum gathering fees for each compressor station or high pressure gathering line, respectively, for a period of 12 years commencing 90 days after such asset’s in-service date. As of September 30, 2026, the minimum volume commitments for the 2019 gathering and compression agreement end in 2035, and the minimum gathering fees for the Mountaineer gathering and compression agreement end in 2026. As of January 1, 2025, there were no minimum volume commitments under the Marcellus gathering and compression agreement.

Upon completion of the initial contract term, the 2019 gathering and compression agreement will continue in effect from year to year until such time as the agreement is terminated, effective upon an anniversary of the effective date of the agreement, by notice from either the Company or Antero Midstream to the other party on or before the 180th day prior to the anniversary of such agreement.

Gathering and compression fees paid by the Company related to these agreements were $212 million and $247 million for the three months ended September 30, 2025 and 2026, respectively. For the nine months ended September 30, 2025 and 2026, gathering and compression fees paid by the Company related to these agreements were $629 million and $715 million, respectively. As of December 31, 2025 and September 30, 2026, $85 million and $90 million, respectively, was included within accounts payable, related parties on the condensed consolidated balance sheets as due to Antero Midstream related to these agreements.

(13) Commitments

The following table sets forth a schedule of future minimum payments for the Company’s contractual obligations, which include leases that have a lease term in excess of one year as of September 30, 2026 (in thousands):

		Processing,
		Gathering,
	Firm	Compression	Operating and	Imputed Interest
	Transportation	and Water Service	Financing Leases	for Leases	Other
	(a)	(b)	(c)	(c)	(d)	Total
Remainder of 2026	$313,628	17,460	139,809	25,152	7,474	503,523
2027	1,241,136	92,864	498,008	83,018	14,814	1,929,840
2028	1,177,530	115,143	351,752	59,466	7,552	1,711,443
2029	813,447	114,514	281,276	41,578	4,346	1,255,161
2030	742,520	113,561	221,890	27,195	4,410	1,109,576
Thereafter	3,172,845	568,986	378,418	30,403	2,414	4,153,066
Total	$7,461,106	1,022,528	1,871,153	266,812	41,010	10,662,609

(a)	Firm Transportation

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

The Company enters into various other agreements from time to time, certain of which contain minimum payment obligations over various terms. The values in the table represent the minimum payments due under these arrangements. None of these agreements were determined to be leases.

(e)	Contract Terminations

The Company incurs costs associated with the delay or cancellation of certain contracts with third-parties. These costs are recorded in contract termination, loss contingency and settlements in the unaudited condensed consolidated statements of operations and comprehensive income. There are no remaining payment obligations related to any delayed or cancelled contracts as of September 30, 2026.

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

The Company is subject to production taxes in the states in which it operates. The Company’s production tax filings in West Virginia for 2018 to 2020 tax years were subject to audit by the State of West Virginia. All assessments received in conjunction with this audit were recorded in the consolidated statement of operations and comprehensive net loss during the year ended December 31, 2024; however, the Company has filed an appeal with regard to such assessments. The Company’s production tax filings in West Virginia for 2023 and 2024 tax years are currently under audit by the State of West Virginia. At this time, the Company believes the outcome of this matter will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

The Company has been named in various lawsuits alleging royalty underpayments, some of which seek class action certification. Pending litigation against the Company and other peer operators could have an impact on the methods for determining royalty payments due to lessors under oil and gas leases, including the amount of permitted post-production costs and types of costs that have been, and may be, deducted from royalty payments, among other things. While the amounts claimed could be material, many of these proceedings are in early stages, involve multiple lease forms with varying royalty provisions and seek or may seek damages the amount of which is currently indeterminate. In a class action lawsuit to which the Company is a party, Jacklin Romeo, et al. v. Antero Resources Corporation, the U.S. District Court for the Northern District of West Virginia certified certain questions to the West Virginia Supreme Court (the “WVSC”) with respect to the interpretation of West Virginia’s implied duty to market gas where a lease lacks any express language regarding the allocation of post-production costs and the treatment of NGLs. The WVSC answered the certified questions in November 2024; however, in December 2024, Antero petitioned the WVSC for rehearing on the certified questions, which stayed the issuance of the mandate required for the November 2024 opinion to take effect. The petition for rehearing was granted by the WVSC on December 31, 2024, and oral argument on the matter was held before the WVSC on April 22, 2025. On June 11, 2025, the WVSC answered the certified questions, the effect of which broadens the scope of products for which the Company will pay royalties and limits the amount of post-production costs the Company deducts from royalty payments, in each case, under leases that do not contain language to the contrary. With respect to the Romeo matter, the Company has accrued an immaterial amount as of December 31, 2025 and September 30, 2026 for estimated damages that is recorded in contract termination, loss contingency and settlements in the unaudited condensed consolidated statements of operations and comprehensive income.

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended September 30, 2026
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream (1)	Affiliate	Total
Sales and revenues:
Third-party	$1,522,166	40,102	24	(24)	1,562,268
Intersegment	569	—	326,998	(326,998)	569
Total revenue	1,522,735	40,102	327,022	(327,022)	1,562,837

Operating expenses:
Lease operating	44,121	—	—	—	44,121
Gathering and compression	270,055	—	38,553	(38,553)	270,055
Processing	310,030	—	—	—	310,030
Transportation	145,934	—	—	—	145,934
Water handling	—	—	44,696	(44,696)	—
Production and ad valorem taxes	30,920	—	—	—	30,920
Marketing	—	55,708	—	—	55,708
General and administrative (excluding equity-based compensation)	44,643	—	10,164	(10,164)	44,643
Equity-based compensation	13,152	—	10,960	(10,960)	13,152
Facility idling	—	—	297	(297)	—
Depletion, depreciation and amortization	241,167	—	37,963	(37,963)	241,167
Impairment of property and equipment	1,555	—	2,921	(2,921)	1,555
Gain on litigation	—	—	(376,963)	376,963	—
Other (2)	13,769	—	1,203	(1,203)	13,769
Total operating expenses	1,115,346	55,708	(230,206)	230,206	1,171,054
Operating income (loss)	$407,389	(15,606)	557,228	(557,228)	391,783
Equity in earnings of unconsolidated affiliates	$110,710	—	27,950	(27,950)	110,710
Capital expenditures for segment assets	$360,447	—	44,721	(44,721)	360,447
(1)	Amounts reflect those recorded in Antero Midstream’s unaudited condensed consolidated financial statements.
(2)	Amounts include charges for exploration, accretion of asset retirement obligations, loss on settlement of asset retirement obligations, contract termination, loss contingency and settlements and other operating expenses, as applicable, which represent segment operating expenses that are not considered significant.

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

ANTERO RESOURCES CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

	Nine Months Ended September 30, 2026
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream (1)	Affiliate	Total
Sales and revenues:
Third-party	$4,928,340	137,829	630	(630)	5,066,169
Intersegment	1,636	—	967,847	(967,847)	1,636
Total revenue	4,929,976	137,829	968,477	(968,477)	5,067,805

Operating expenses:
Lease operating	136,798	—	—	—	136,798
Gathering and compression	809,393	—	105,116	(105,116)	809,393
Processing	890,543	—	—	—	890,543
Transportation	563,370	—	—	—	563,370
Water handling	—	—	133,356	(133,356)	—
Production and ad valorem taxes	149,452	—	—	—	149,452
Marketing	—	190,320	—	—	190,320
General and administrative (excluding equity-based compensation)	140,779	—	33,661	(33,661)	140,779
Equity-based compensation	38,151	—	32,367	(32,367)	38,151
Facility idling	—	—	1,129	(1,129)	—
Depletion, depreciation and amortization	674,660	—	109,976	(109,976)	674,660
Impairment of property and equipment	6,958	—	3,054	(3,054)	6,958
Gain on sale of assets	(61,719)	—	(1,500)	1,500	(61,719)
Gain on litigation	—		(376,963)	376,963	—
Other (2)	32,406	—	533	(533)	32,406
Total operating expenses	3,380,791	190,320	40,729	(40,729)	3,571,111
Operating income (loss)	$1,549,185	(52,491)	927,748	(927,748)	1,496,694
Equity in earnings of unconsolidated affiliates	$170,207	—	86,487	(86,487)	170,207
Capital expenditures for segment assets	$907,264	—	135,370	(135,370)	907,264
(1)	Amounts reflect those recorded in Antero Midstream’s unaudited condensed consolidated financial statements.
(2)	Amounts include charges for exploration, accretion of asset retirement obligations, loss on settlement of asset retirement obligations, contract termination, loss contingency and settlements and other operating expenses, as applicable, which represent segment operating expenses that are not considered significant.

The summarized assets of the Company’s reportable segments are as follows (in thousands):

	As of December 31, 2025
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream (1)	Affiliate	Total
Investments in unconsolidated affiliates	$245,653	—	585,778	(585,778)	245,653
Total assets	13,238,013	7,394	5,884,116	(5,884,116)	13,245,407
(1)	Amounts reflect those recorded in Antero Midstream’s condensed consolidated financial statements.

	(Unaudited)
	As of September 30, 2026
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream (1)	Affiliate	Total
Investments in unconsolidated affiliates	$348,005	—	567,510	(567,510)	348,005
Total assets	15,568,052	11,439	6,341,080	(6,341,080)	15,579,491
(1)	Amounts reflect those recorded in Antero Midstream’s unaudited condensed consolidated financial statements.

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

Our Company

We have assembled a portfolio of long-lived properties that are characterized by what we believe to be high repeatability and low geologic risk. We focus on unconventional reservoirs, which can generally be characterized as fractured shale formations. Our management team has worked together for many years and has a successful track record of reserve and production growth as well as significant expertise in unconventional resource plays. Our strategy is to leverage our team’s experience delineating and developing natural gas resource plays to develop our reserves and production, primarily on our existing multi-year inventory of drilling locations in the Appalachian Basin. As of September 30, 2026, we held approximately 866,000 net acres in the Appalachian Basin.

HG Acquisition

On December 5, 2025, we entered into a definitive agreement to acquire 100% of the issued and outstanding equity interests of HG Production for total cash consideration of $2.8 billion, subject to the terms and conditions thereof. The HG Acquisition included approximately 385,000 net acres in the core of the Marcellus Shale in West Virginia. This acquisition closed on the Closing Date. The HG Acquisition was funded with borrowings under the Term Loan, net proceeds of the 2036 Notes, borrowings under the Credit Facility and restricted cash. See Note 3—Transactions to our unaudited condensed consolidated financial statements for additional information. The Company’s unaudited condensed consolidated statement of operations for the nine months ended September 30, 2026 included results of operations from the assets and operations acquired in the HG Acquisition from the Closing Date through September 30, 2026.

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

Martica Hurdle Achievement and Dissolution

On May 1, 2026, Sixth Street achieved its Hurdle for Martica. As such, beginning May 1, 2026, 85% of the distributions in respect of the ORRIs to which Sixth Street was entitled immediately prior to the Hurdle being achieved reverted to us. On June 30, 2026, we elected to dissolve Martica and make in-kind liquidating distributions to Sixth Street and ourselves, which included conveyance of the ORRIs to Sixth Street and Antero Resources after giving effect to the Reversion, after which Martica was deconsolidated for our unaudited condensed consolidated financial statements. Beginning July 1, 2026, after the deconsolidation of Martica, our unaudited condensed consolidated financial statements reflect the ORRIs conveyed to us by Martica after giving effect to the Reversion, including the related earnings and cash flows. See Note 2—Summary of Significant Accounting Policies for additional information.

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

Term Loan

On February 3, 2026, substantially concurrently with the consummation of the HG Acquisition, we entered into an unsecured three year term loan facility in an aggregate principal amount of $1.5 billion with the lenders party thereto and Royal Bank of Canada, as administrative agent. Borrowings are unsecured and are not guaranteed by any of our subsidiaries. On February 3, 2026, we borrowed $1.5 billion in a single borrowing to partially fund the HG Acquisition. The Term Loan is scheduled to mature on February 3, 2029. As of September 30, 2026, we have $1.0 billion outstanding on the Term Loan. See Note 3—Transactions and Note 7—Debt to our unaudited condensed consolidated financial statements for additional information.

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

Share Repurchase Program

During 2022, our Board of Directors authorized a share repurchase program that allows us to repurchase up to $2.0 billion of outstanding common stock. During the three and nine months ended September 30, 2026, we repurchased approximately 2 million and approximately 3 million shares of our common stock, respectively, at a total cost of $56 million and $94 million, respectively, through our share repurchase program. As of September 30, 2026, we have approximately $821 million of capacity remaining under our share repurchase program. The shares may be repurchased from time to time in open market transactions, through privately negotiated transactions or by other means in accordance with federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will be determined by us at our discretion and will depend on a variety of factors, including the market price of our common stock, general market and economic conditions and applicable legal requirements.

Market Conditions and Business Trends

Commodity Markets

Prices for natural gas, NGLs and oil that we produce significantly impact our revenues and cash flows. Benchmark prices for ethane, C3+ NGLs and oil increased while benchmark prices for natural gas decreased during the three months ended September 30, 2026 as compared to the same period of 2025. Benchmark prices for natural gas, C3+ NGLs and oil increased while benchmark prices for ethane decreased during the nine months ended September 30, 2026 as compared to the same period of 2025. We monitor the economic factors that impact natural gas, NGLs and oil prices, including domestic and foreign supply and demand indicators, domestic and foreign commodity inventories, the actions of Organization of Petroleum Exporting Countries and other large producing nations and the current conflicts in Ukraine, Venezuela and in the Middle East, among others. In the current economic environment, we expect that commodity prices for some or all of the commodities we produce could remain volatile. This volatility is beyond our control and may adversely impact our business, financial condition, results of operations and future cash flows. However, we use derivative instruments when circumstances warrant to manage our exposure to commodity price risk. See “—Hedge Position” and Note 11—Derivative Instruments to our unaudited condensed consolidated financial statements for additional information on our derivative instruments.

The following table details the average benchmark natural gas, NGLs and oil prices:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026
Henry Hub ($/Mcf) (1)	$3.07	2.95	$3.39	3.63
Mont Belvieu Ethane ($/Bbl) (2)	9.72	10.21	10.43	9.68
Mont Belvieu C3+ NGLs ($/Bbl) (3)	35.76	44.48	39.27	42.21
West Texas Intermediate ($/Bbl) (4)	64.93	85.79	66.70	83.57
(1)	NYMEX first of month average natural gas price.
(2)	Intercontinental Exchange, Inc. (“ICE”) settlement ethane Oil Price Information Service (“OPIS”) futures average price for the front month contract as published on the last trading day of the month.
(3)	ICE settlement propane, isobutane, normal butane and natural gasoline OPIS futures average price for the front month contract as published on the last trading day of the month. Propane and isobutane reflect TET prices, and normal butane and natural gasoline reflect non-TET prices. Propane, isobutane, normal butane and natural gasoline futures prices are weighted to approximate Antero Resources’ average C3+ NGLs composition.
(4)	NYMEX calendar month average settled futures price.

Hedge Position

We are exposed to certain commodity price risks relating to our ongoing business operations, and we use derivative instruments when circumstances warrant to manage such risks. In addition, we periodically enter into contracts that contain embedded features that are required to be bifurcated and accounted for separately as derivatives. For the three months ended September 30, 2025 and 2026, 4% and 44%, respectively, of our production was hedged through commodity derivatives, excluding basis swaps. For the nine months ended September 30, 2025 and 2026, 4% and 44%, respectively, of our production was hedged through commodity derivatives, excluding basis swaps. Assuming our 2026 and 2027 production is the same as our production in 2025, approximately 54% and 35%, respectively, of our total production for such years is hedged through commodity derivatives, excluding basis swaps. In addition, for the three and nine months ended September 30, 2026, 18% and 16%, respectively, of our production was hedged with basis swap commodity derivatives. We did not have any basis swap commodity derivatives for the three and nine months ended September 30, 2025. Assuming our 2026 and 2027 production is the same as our production in 2025, approximately 20% and 15%, respectively of our total production for such years is hedged with basis swap commodity derivatives. As of September 30, 2026, the estimated fair value of our commodity derivative contracts was a net asset of $284 million. See Note 11—Derivative Instruments to our unaudited condensed consolidated financial statements for additional information.

Economic Indicators

The economy experienced elevated inflation levels as a result of global supply and demand imbalances, where global demand outpaced supplies beginning in 2021 and continuing through 2026. During the second half of 2024, inflation rates began to approach the Federal Reserve’s stated goal of 2%, and the Federal Reserve decreased the federal funds rate by 1.75% in 2024 and 2025. Annual inflation rates have remained generally consistent at approximately 3% over that time. As a result, in September 2026, the Federal Reserve increased the federal funds rate by 0.25% in an effort to reach its stated goal for inflation of 2%.

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

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2026

The operating results of our reportable segments were as follows (in thousands):

	Three Months Ended September 30, 2025
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream (1)	Affiliate	Total
Revenue and other:
Natural gas sales	$630,887	—	—	—	630,887
Natural gas liquids sales	470,392	—	—	—	470,392
Oil sales	31,351	—	—	—	31,351
Commodity derivative fair value gains	39,243	—	—	—	39,243
Gathering, compression and water handling	—	—	294,821	(294,821)	—
Marketing	—	34,902	—	—	34,902
Amortization of deferred revenue, VPP	6,368	—	—	—	6,368
Other revenue and income	851	—	—	—	851
Total revenue	1,179,092	34,902	294,821	(294,821)	1,213,994

Operating expenses:
Lease operating	32,415	—	—	—	32,415
Gathering and compression	231,413	—	29,077	(29,077)	231,413
Processing	289,035	—	—	—	289,035
Transportation	190,555	—	—	—	190,555
Water handling	—	—	28,809	(28,809)	—
Production and ad valorem taxes	28,884	—	—	—	28,884
Marketing	—	51,068	—	—	51,068
Exploration	844	—	—	—	844
General and administrative (excluding equity-based compensation)	41,443	—	10,290	(10,290)	41,443
Equity-based compensation	15,501	—	11,026	(11,026)	15,501
Depletion, depreciation and amortization	188,778	—	34,465	(34,465)	188,778
Impairment of property and equipment	12,228	—	167	(167)	12,228
Accretion of asset retirement obligations	946	—	—	—	946
Loss on sale of assets	171	—	—	—	171
Contract termination, loss contingency, settlements and other operating expenses	12,596	—	494	(494)	12,596
Total operating expenses	1,044,809	51,068	114,328	(114,328)	1,095,877
Operating income (loss)	$134,283	(16,166)	180,493	(180,493)	118,117

Equity in earnings of unconsolidated affiliates	$29,055	—	29,688	(29,688)	29,055
(1)	Amounts reflect those recorded in Antero Midstream’s unaudited condensed consolidated financial statements.

	Three Months Ended September 30, 2026
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream (1)	Affiliate	Total
Revenue and other:
Natural gas sales	$702,721	—	—	—	702,721
Natural gas liquids sales	579,842	—	—	—	579,842
Oil sales	44,698	—	—	—	44,698
Commodity derivative fair value gains	188,567	—	—	—	188,567
Gathering, compression and water handling	—	—	327,022	(327,022)	—
Marketing	—	40,102	—	—	40,102
Amortization of deferred revenue, VPP	5,924	—	—	—	5,924
Other revenue and income	983	—	—	—	983
Total revenue	1,522,735	40,102	327,022	(327,022)	1,562,837

Operating expenses:
Lease operating	44,121	—	—	—	44,121
Gathering and compression	270,055	—	38,553	(38,553)	270,055
Processing	310,030	—	—	—	310,030
Transportation	145,934	—	—	—	145,934
Water handling	—	—	44,696	(44,696)	—
Production and ad valorem taxes	30,920	—	—	—	30,920
Marketing	—	55,708	—	—	55,708
Exploration	911	—	—	—	911
General and administrative (excluding equity-based compensation)	44,643	—	10,164	(10,164)	44,643
Equity-based compensation	13,152	—	10,960	(10,960)	13,152
Depletion, depreciation and amortization	241,167	—	37,963	(37,963)	241,167
Impairment of property and equipment	1,555	—	2,921	(2,921)	1,555
Accretion of asset retirement obligations	996	—	—	—	996
Loss (gain) on sale of assets	(1,153)	—	1,158	(1,158)	(1,153)
Gain on litigation	—	—	(376,963)	376,963	—
Contract termination, loss contingency, settlements and other operating expenses	13,015	—	342	(342)	13,015
Total operating expenses	1,115,346	55,708	(230,206)	230,206	1,171,054
Operating income (loss)	$407,389	(15,606)	557,228	(557,228)	391,783

Equity in earnings of unconsolidated affiliates	$110,710	—	27,950	(27,950)	110,710
(1)	Amounts reflect those recorded in Antero Midstream’s unaudited condensed consolidated financial statements.

The following table sets forth selected operating data of the exploration and production and marketing segments:

	Three Months Ended		Amount of
	September 30,		Increase	Percent
	2025	2026	(Decrease)	Change
Production data (1) (2):
Natural gas (Bcf)	202	267	65	32%
C2 Ethane (MBbl)	7,808	8,333	525	7%
C3+ NGLs (MBbl)	10,495	11,418	923	9%
Oil (MBbl)	619	637	18	3%
Combined (Bcfe)	315	390	75	24%
Daily combined production (MMcfe/d)	3,429	4,234	805	23%
Average prices before effects of derivative settlements (3):
Natural gas (per Mcf)	$3.12	2.63	(0.49)	(16)%
C2 Ethane (per Bbl) (4)	$11.05	11.79	0.74	7%
C3+ NGLs (per Bbl)	$36.60	42.18	5.58	15%
Oil (per Bbl)	$50.65	70.17	19.52	39%
Weighted Average Combined (per Mcfe)	$3.59	3.41	(0.18)	(5)%
Average realized prices after effects of derivative settlements (3):
Natural gas (per Mcf)	$3.12	3.15	0.03	1%
C2 Ethane (per Bbl) (4)	$11.05	11.79	0.74	7%
C3+ NGLs (per Bbl)	$36.60	41.82	5.22	14%
Oil (per Bbl)	$50.65	70.17	19.52	39%
Weighted Average Combined (per Mcfe)	$3.59	3.76	0.17	5%
Average costs (per Mcfe):
Lease operating	$0.10	0.11	0.01	10%
Gathering and compression	$0.73	0.69	(0.04)	(5)%
Processing	$0.92	0.80	(0.12)	(13)%
Transportation	$0.60	0.37	(0.23)	(38)%
Production and ad valorem taxes	$0.09	0.08	(0.01)	(11)%
Marketing expense, net	$0.05	0.04	(0.01)	(20)%
General and administrative (excluding equity-based compensation)	$0.13	0.11	(0.02)	(15)%
Depletion, depreciation, amortization and accretion	$0.60	0.62	0.02	3%
(1)	Production data excludes volumes related to the VPP.
(2)	Oil and NGLs production was converted at 6 Mcf per Bbl to calculate total Bcfe production and per Mcfe amounts. This ratio is an estimate of the equivalent energy content of the products and may not reflect their relative economic value.
(3)	Average prices reflect the before and after effects of our settled commodity derivatives. Our calculation of such after effects includes gains (losses) on settlements of commodity derivatives, which do not qualify for hedge accounting because we do not designate or document them as hedges for accounting purposes.
(4)	The average realized price for the three months ended September 30, 2025 includes less than $1 million of proceeds related to a take-or-pay contract. Excluding the effect of these proceeds, the average realized price for ethane before and after the effects of derivatives for the three months ended September 30, 2025 would have been $11.02 per Bbl.

Exploration and Production Segment

Natural gas sales. Revenues from sales of natural gas increased from $631 million for the three months ended September 30, 2025 to $703 million for the three months ended September 30, 2026, an increase of $72 million, or 11%, primarily due to $150 million of natural gas sales revenue attributable to the HG Acquisition properties and higher natural gas production volumes between periods, partially offset by the Utica Shale Divestiture and lower natural gas commodity prices between periods. Higher natural gas production volumes accounted for an approximate $204 million increase in year-over-year natural gas sales revenue (calculated as the change in year-to-year volumes times the prior year average price). Lower commodity prices (excluding the effects of derivative settlements) during the three months ended September 30, 2026 accounted for an approximate $132 million decrease in year-over-year natural gas sales revenue (calculated as the change in the year-to-year average price times current year production volumes).

NGLs sales. Revenues from sales of NGLs increased from $470 million for the three months ended September 30, 2025 to $580 million for the three months ended September 30, 2026, an increase of $110 million, or 23%, primarily due to an additional $47 million of NGLs revenue attributable to the HG Acquisition properties and higher NGLs commodity prices and production volumes between periods, partially offset by the Utica Shale Divestiture. Higher commodity prices (excluding the effects of derivative settlements) during the three months ended September 30, 2026 accounted for an approximate $70 million increase in year-over-year revenues (calculated as the change in the year-to-year average price times current year production volumes). Higher NGLs production volumes accounted for an approximate $40 million increase in year-over-year revenues (calculated as the change in year-to-year volumes times the prior year average price).

Oil sales. Revenues from sales of oil increased from $31 million for the three months ended September 30, 2025 to $45 million for the three months ended September 30, 2026, an increase of $14 million, or 43%, primarily due to an additional $8 million of oil revenue attributable to the HG Acquisition properties and higher oil commodity prices between periods, partially offset by the Utica Shale Divestiture. Higher commodity prices (excluding the effects of derivative settlements) during the three months ended September 30, 2026 accounted for an approximate $13 million increase in year-over-year revenues (calculated as the change in the year-to-year average price times current year production volumes). Higher oil production volumes during the three months ended September 30, 2026 accounted for an approximate $1 million increase in year-over-year oil revenues (calculated as the change in year-to-year volumes times the prior year average price).

Commodity derivative fair value gains. Our commodity derivatives included fixed price swaps, collars, basis swaps and three-way collars, among others. Because we do not designate these derivatives as accounting hedges, they do not receive hedge accounting treatment. Consequently, all mark-to-market gains or losses, as well as cash receipts or payments on settled derivative instruments, are recognized in our unaudited condensed consolidated statements of operations and comprehensive income. For the three months ended September 30, 2025 and 2026, our commodity hedges resulted in derivative fair value gains of $39 million and $189 million, respectively. For the three months ended September 30, 2025, commodity derivative fair value gains included $2 million of net cash payments for settled commodity derivative losses. For the three months ended September 30, 2026, commodity derivative fair value gains included $136 million of net cash proceeds for settled derivative gains.

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

Lease operating expense. Lease operating expense per Mcfe increased 10% from $0.10 per Mcfe for the three months ended September 30, 2025 to $0.11 per Mcfe for the three months ended September 30, 2026 primarily due to higher wastewater trucking and disposal costs due to the timing of well completions activity and increased workover costs between periods.

Gathering, compression, processing and transportation expense. Gathering, compression, processing and transportation expense per Mcfe decreased 17% from $2.25 per Mcfe for the three months ended September 30, 2025 to $1.86 per Mcfe for the three months ended September 30, 2026 primarily due to the HG Acquisition properties that have lower compression, processing and transportation costs and certain commercial arrangements related to our firm transportation commitments due to strong end-user demand for our natural gas firm transportation capacity. The decrease in our gathering, compression, processing and transportation expense on a per unit basis was primarily a result of the following:

●	Gathering and compression costs decreased from $0.73 per Mcfe for the three months ended September 30, 2025 to $0.69 per Mcfe for the three months ended September 30, 2026, primarily due to lower gathering and compression expense on a per unit basis for the HG Acquisition properties and decreased fuel costs as a result of lower natural gas prices, partially offset by annual CPI-based adjustments between periods.
●	Processing costs decreased from $0.92 per Mcfe for the three months ended September 30, 2025 to $0.80 per Mcfe for the three months ended September 30, 2026, primarily due to lower NGLs transportation fees related to the HG Acquisition properties between periods.
●	Transportation costs decreased from $0.60 per Mcfe for the three months ended September 30, 2025 to $0.37 per Mcfe for the three months ended September 30, 2026, primarily due to lower transportation expense on a per unit basis for the HG Acquisition properties, certain commercial arrangements related to our natural gas firm transportation capacity and decreased fuel costs as a result of lower natural gas prices between periods.

Production and ad valorem tax expense.  Production and ad valorem taxes as a percentage of natural gas revenues remained relatively consistent at 5% and 4% for the three months ended September 30, 2025 and 2026, respectively.

General and administrative expense. General and administrative expense (excluding equity-based compensation expense) per Mcfe decreased 15% from $0.13 per Mcfe for the three months ended September 30, 2025 to $0.11 per Mcfe for the three months ended September 30, 2026 primarily due to higher production volumes between periods and synergies related to the HG Acquisition.

Depletion, depreciation and amortization expense (“DD&A expense”). DD&A expense per Mcfe remained relatively consistent at $0.60 per Mcfe and $0.62 per Mcfe for the three months ended September 30, 2025 and 2026, respectively.

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

Net marketing expense per Mcfe decreased from $0.05 per Mcfe for the three months ended September 30, 2025 to $0.04 per Mcfe for the three months ended September 30, 2026, primarily due to higher margins on our oil marketing volumes and lower fuel costs between periods, partially offset by higher demand fees on certain pipelines.

Marketing revenue. Marketing revenue increased from $35 million for the three months ended September 30, 2025 to $40 million for the three months ended September 30, 2026, an increase of $5 million, or 15%. This increase primarily resulted from higher oil marketing revenues of $8 million between periods primarily due to higher oil prices during the three months ended September 30, 2026, partially offset by decreased NGLs marketing revenues of $4 million between periods due to lower C3+ NGLs marketing volumes during the three months ended September 30, 2026.

Marketing expense. Marketing expense remained relatively consistent at $51 million and $56 million for the three months ended September 30, 2025 and 2026, respectively.

Antero Midstream Segment

Antero Midstream revenue.  Revenue from the Antero Midstream segment increased from $295 million for the three months ended September 30, 2025 to $327 million for the three months ended September 30, 2026, an increase of $32 million. This increase is primarily due to higher gathering and processing revenues and water handling revenues of $21 million and $16 million, respectively, between periods, partially offset by higher amortization of customer relationship of $5 million between periods. The increased gathering and processing revenues between periods is primarily due to higher low pressure gathering and compression volumes from the HG Acquisition and 86 wells connected to their system between periods and increased gathering and centralized compression rates as a result of annual CPI-based adjustments, partially offset by the Utica Shale Divestiture and natural production decline of the wells connected to their system between periods. The increased water handling revenues between periods is primarily due to fresh water delivery volumes for our acreage acquired in the HG Acquisition that are charged at cost plus 3% during the three months ended September 30, 2026, as well as higher blending volumes and cost of service fees, increased costs for wastewater trucking and disposal volumes and an increase to the fresh water delivery rate as a result of an annual CPI-based rate adjustment between periods.

Antero Midstream operating expense. Total operating expense related to the Antero Midstream segment, excluding the gain on litigation, increased from $114 million for the three months ended September 30, 2025 to $147 million for the three months ended September 30, 2026, an increase of $33 million. This increase is primarily due to increased gathering and well pad compression costs between periods related to assets acquired with the HG Acquisition and fresh water delivery volumes for our acreage acquired in the HG Acquisition that are charged at cost plus 3%, partially offset by the Utica Shale Divestiture. In addition, operating expenses during the three months ended September 30, 2026 include a gain on litigation of $377 million related to the receipt of damages, interest and attorneys’ fees from Veolia Water Technologies, Inc. for the Antero Clearwater Facility legal matter that concluded during the three months ended September 30, 2026.

Items Not Allocated to Segments

Interest expense. Interest expense increased from $18 million for the three months ended September 30, 2025 to $38 million for the three months ended September 30, 2026, an increase of $20 million, primarily due to borrowings to fund the HG Acquisition under the Term Loan, issuance of the 2036 Notes during the first quarter of 2026 and borrowings on our Commercial Paper Program, partially offset by the redemption of the 2029 Notes on February 24, 2026 and lower Credit Facility borrowings and rates between periods. See Note 7—Debt to the unaudited condensed consolidated financial statements for more information.

Income tax expense. Income tax expense increased from $43 million, with an effective tax rate of 34%, for the three months ended September 30, 2025 to $96 million, with an effective tax rate of 21%, for the three months ended September 30, 2026 primarily due to the increase in income before income taxes between periods. The decrease in the effective tax rate between periods was primarily due to the effects of noncontrolling interests and stock compensation expense.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2026

The operating results of our reportable segments were as follows (in thousands):

	Nine Months Ended September 30, 2025
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream (1)	Affiliate	Total
Revenue and other:
Natural gas sales	$2,099,645	—	—	—	2,099,645
Natural gas liquids sales	1,512,581	—	—	—	1,512,581
Oil sales	115,386	—	—	—	115,386
Commodity derivative fair value gains	20,981	—	—	—	20,981
Gathering, compression and water handling	—	—	891,422	(891,422)	—
Marketing	—	94,203	—	—	94,203
Amortization of deferred revenue, VPP	18,896	—	—	—	18,896
Other revenue and income	2,502	—	—	—	2,502
Total revenue	3,769,991	94,203	891,422	(891,422)	3,864,194

Operating expenses:
Lease operating	103,645	—	—	—	103,645
Gathering and compression	704,377	—	80,932	(80,932)	704,377
Processing	834,230	—	—	—	834,230
Transportation	569,135	—	—	—	569,135
Water handling	—	—	96,898	(96,898)	—
Production and ad valorem taxes	119,013	—	—	—	119,013
Marketing	—	145,826	—	—	145,826
Exploration	2,160	—	—	—	2,160
General and administrative (excluding equity-based compensation)	130,071	—	31,630	(31,630)	130,071
Equity-based compensation	46,501	—	34,835	(34,835)	46,501
Depletion, depreciation and amortization	562,719	—	100,577	(100,577)	562,719
Impairment of property and equipment	24,143	—	984	(984)	24,143
Accretion of asset retirement obligations	2,827	—	—	—	2,827
Loss on sale of assets	142	—	—	—	142
Contract termination, loss contingency, settlements and other operating expenses	24,933	—	1,406	(1,406)	24,933
Total operating expenses	3,123,896	145,826	347,262	(347,262)	3,269,722
Operating income (loss)	$646,095	(51,623)	544,160	(544,160)	594,472

Equity in earnings of unconsolidated affiliates	$88,279	—	87,724	(87,724)	88,279
(1)	Amounts reflect those recorded in Antero Midstream’s unaudited condensed consolidated financial statements.

	Nine Months Ended September 30, 2026
			Equity Method
	Exploration		Investment in	Elimination of
	and		Antero	Unconsolidated	Consolidated
	Production	Marketing	Midstream (1)	Affiliate	Total
Revenue and other:
Natural gas sales	$2,702,675	—	—	—	2,702,675
Natural gas liquids sales	1,671,205	—	—	—	1,671,205
Oil sales	150,972	—	—	—	150,972
Commodity derivative fair value gains	384,223	—	—	—	384,223
Gathering, compression and water handling	—	—	968,477	(968,477)	—
Marketing	—	137,829	—	—	137,829
Amortization of deferred revenue, VPP	17,579	—	—	—	17,579
Other revenue and income	3,322	—	—	—	3,322
Total revenue	4,929,976	137,829	968,477	(968,477)	5,067,805

Operating expenses:
Lease operating	136,798	—	—	—	136,798
Gathering and compression	809,393	—	105,116	(105,116)	809,393
Processing	890,543	—	—	—	890,543
Transportation	563,370	—	—	—	563,370
Water handling	—	—	133,356	(133,356)	—
Production and ad valorem taxes	149,452	—	—	—	149,452
Marketing	—	190,320	—	—	190,320
Exploration	2,607	—	—	—	2,607
General and administrative (excluding equity-based compensation)	140,779	—	33,661	(33,661)	140,779
Equity-based compensation	38,151	—	32,367	(32,367)	38,151
Depletion, depreciation and amortization	674,660	—	109,976	(109,976)	674,660
Impairment of property and equipment	6,958	—	3,054	(3,054)	6,958
Accretion of asset retirement obligations	3,042	—	—	—	3,042
Gain on sale of assets	(61,719)	—	(1,500)	1,500	(61,719)
Gain on litigation	—	—	(376,963)	376,963	—
Contract termination, loss contingency, settlements and other operating expenses	26,757	—	1,662	(1,662)	26,757
Total operating expenses	3,380,791	190,320	40,729	(40,729)	3,571,111
Operating income (loss)	$1,549,185	(52,491)	927,748	(927,748)	1,496,694

Equity in earnings of unconsolidated affiliates	$170,207	—	86,487	(86,487)	170,207
(1)	Amounts reflect those recorded in Antero Midstream’s unaudited condensed consolidated financial statements.

The following table sets forth selected operating data of the exploration and production and marketing segments:

	Nine Months Ended		Amount of
	September 30,		Increase	Percent
	2025	2026	(Decrease)	Change
Production data (1) (2):
Natural gas (Bcf)	599	762	163	27%
C2 Ethane (MBbl)	22,174	23,065	891	4%
C3+ NGLs (MBbl)	31,332	33,313	1,981	6%
Oil (MBbl)	2,143	2,211	68	3%
Combined (Bcfe)	933	1,113	180	19%
Daily combined production (MMcfe/d)	3,419	4,078	659	19%
Average prices before effects of derivative settlements (3):
Natural gas (per Mcf)	$3.50	3.55	0.05	1%
C2 Ethane (per Bbl) (4)	$11.69	12.56	0.87	7%
C3+ NGLs (per Bbl)	$40.00	41.47	1.47	4%
Oil (per Bbl)	$53.84	68.28	14.44	27%
Weighted Average Combined (per Mcfe)	$3.99	4.06	0.07	2%
Average realized prices after effects of derivative settlements (3):
Natural gas (per Mcf)	$3.47	3.69	0.22	6%
C2 Ethane (per Bbl) (4)	$11.69	12.56	0.87	7%
C3+ NGLs (per Bbl)	$40.00	41.37	1.37	3%
Oil (per Bbl)	$53.80	68.28	14.48	27%
Weighted Average Combined (per Mcfe)	$3.97	4.16	0.19	5%
Average costs (per Mcfe):
Lease operating	$0.11	0.12	0.01	9%
Gathering and compression	$0.75	0.73	(0.02)	(3)%
Processing	$0.89	0.80	(0.09)	(10)%
Transportation	$0.61	0.51	(0.10)	(16)%
Production and ad valorem taxes	$0.13	0.13	—	*
Marketing expense, net	$0.06	0.05	(0.01)	(17)%
General and administrative (excluding equity-based compensation)	$0.14	0.13	(0.01)	(7)%
Depletion, depreciation, amortization and accretion	$0.61	0.61	—	*

*Not meaningful

(1)	Production data excludes volumes related to the VPP.
(2)	Oil and NGLs production was converted at 6 Mcf per Bbl to calculate total Bcfe production and per Mcfe amounts. This ratio is an estimate of the equivalent energy content of the products and may not reflect their relative economic value.
(3)	Average prices reflect the before and after effects of our settled commodity derivatives. Our calculation of such after effects includes gains or losses on settlements of commodity derivatives, which do not qualify for hedge accounting because we do not designate or document them as hedges for accounting purposes.
(4)	The average realized price for the nine months ended September 30, 2025 includes $1 million of proceeds related to a take-or-pay contract. Excluding the effect of these proceeds, the average realized price for ethane before and after the effects of derivatives for the nine months ended September 30, 2025 would have been $11.66 per Bbl.

Exploration and Production Segment

Natural gas sales. Revenues from sales of natural gas increased from $2.1 billion for the nine months ended September 30, 2025 to $2.7 billion for the nine months ended September 30, 2026, an increase of $0.6 billion, or 29%, primarily due to an additional $471 million of natural gas revenue attributable to the HG Acquisition properties and higher natural gas production volumes and commodity prices between periods, partially offset by the Utica Shale Divestiture. Higher natural gas production volumes accounted for an approximate $568 million increase in year-over-year natural gas sales revenue (calculated as the change in year-to-year volumes times the prior year average price). Higher commodity prices (excluding the effects of derivative settlements) during the nine months ended September 30, 2026 accounted for an approximate $35 million increase in year-over-year natural gas sales revenue (calculated as the change in the year-to-year average price times current year production volumes).

NGLs sales. Revenues from sales of NGLs increased from $1.5 billion for the nine months ended September 30, 2025 to $1.7 billion for the nine months ended September 30, 2026, an increase of $0.2 billion, or 10%, primarily due to an additional $101 million of NGLs revenue attributable to the HG Acquisition properties and higher NGLs production volumes and commodity prices between periods, partially offset by the Utica Shale Divestiture. Higher NGLs production volumes during the nine months ended September 30, 2026 accounted for an approximate $90 million increase in year-over-year NGLs revenues (calculated as the change in year-to-year volumes times the prior year average price). Higher NGLs commodity prices (excluding the effects of derivative settlements) during the nine months ended September 30, 2026 accounted for an approximate $69 million increase in year-over-year revenues (calculated as the change in the year-to-year average price times current year production volumes).

Oil sales. Revenues from sales of oil increased from $115 million for the nine months ended September 30, 2025 to $151 million for the nine months ended September 30, 2026, an increase of $36 million, or 31%, primarily due to an additional $21 million of oil revenue attributable to the HG Acquisition properties and higher oil prices and production volumes between periods, partially offset by the Utica Shale Divestiture. Higher oil prices (excluding the effects of derivative settlements) accounted for an approximate $32 million increase in year-over-year oil revenues (calculated as the change in the year-to-year average price times current year production volumes). Higher oil production volumes accounted for an approximate $4 million increase in year-over-year oil revenues (calculated as the change in year-to-year volumes times the prior year average price).

Commodity derivative fair value gains. Our commodity derivatives included fixed price swaps, collars, basis swaps and three-way collars, among others. Because we do not designate these derivatives as accounting hedges, they do not receive hedge accounting treatment. Consequently, all mark-to-market gains or losses, as well as cash receipts or payments on settled derivative instruments, are recognized in our unaudited condensed consolidated statements of operations and comprehensive income. For the nine months ended September 30, 2025 and 2026, our commodity hedges resulted in derivative fair value gains of $21 million and $384 million, respectively. For the nine months ended September 30, 2025, commodity derivative fair value gains included $19 million of net cash payments for settled derivative losses. For the nine months ended September 30, 2026, commodity derivative fair value gains included $105 million of net cash proceeds for settled derivative gains.

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

Lease operating expense. Lease operating expense per Mcfe increased 9% from $0.11 per Mcfe for the nine months ended September 30, 2025 to $0.12 per Mcfe for the nine months ended September 30, 2026 primarily due to higher wastewater trucking and disposal costs due to the timing of well completions activity and increased workover costs between periods.

Gathering, compression, processing and transportation expense. Gathering, compression, processing and transportation expense per Mcfe decreased 9% from $2.25 per Mcfe for the nine months ended September 30, 2025 to $2.04 per Mcfe for the nine months ended September 30, 2026 primarily due to the HG Acquisition properties that have a lower compression, processing and transportation costs and certain commercial arrangements related to our firm transportation commitments due to strong end-user demand for our natural gas firm transportation capacity. The decrease in our gathering, compression, processing and transportation expense on a per unit basis was primarily a result of the following:

●	Gathering and compression costs on a per unit basis decreased from $0.75 per Mcfe for the nine months ended September 30, 2025 to $0.73 per Mcfe for the nine months ended September 30, 2026, primarily due to lower gathering and compression expense on a per unit basis for the HG Acquisition properties, partially offset by increased fuel costs as a result of higher natural gas prices and annual CPI-based adjustments between periods.
●	Processing costs on a per unit basis decreased from $0.89 per Mcfe for the nine months ended September 30, 2025 to $0.80 per Mcfe for the nine months ended September 30, 2026, primarily due to lower NGLs transportation fees related to the HG Acquisition properties between periods.
●	Transportation costs on a per unit basis decreased from $0.61 per Mcfe for the nine months ended September 30, 2025 to $0.51 per Mcfe for the nine months ended September 30, 2026, primarily due to lower transportation expense on a per unit basis for the HG Acquisition properties and certain commercial arrangements related to our natural gas firm transportation capacity, partially offset by increased fuel costs as a result of higher natural gas prices between periods.

Production and ad valorem tax expense.  Production and ad valorem taxes as a percentage of natural gas revenues remained consistent at 6% for each of the nine months ended September 30, 2025 and 2026.

General and administrative expense. General and administrative expense (excluding equity-based compensation) per Mcfe decreased 7% from $0.14 per Mcfe for the nine months ended September 30, 2025 to $0.13 per Mcfe for the nine months ended September 30, 2026 primarily due to higher production volumes between periods and synergies related to the HG Acquisition.

Depletion, depreciation and amortization expense. DD&A expense per Mcfe remained consistent at $0.61 per Mcfe for the nine months ended September 30, 2025 and 2026.

Loss (gain) on sale of assets. Loss on sale of assets was less than $1 million for the nine months ended September 30, 2025. Gain on sale of assets was $62 million for the nine months ended September 30, 2026 is primarily due to the Utica Shale Divestiture that closed on February 23, 2026. See Note 3—Transactions to the unaudited condensed consolidated financial statements for additional information.

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

Net marketing expense decreased from $0.06 per Mcfe for the nine months ended September 30, 2025 to $0.05 per Mcfe for the nine months ended September 30, 2026, primarily due to higher production volumes from the HG Acquisition.

Marketing revenue. Marketing revenue increased from $94 million for the nine months ended September 30, 2025 to $138 million for the nine months ended September 30, 2026, an increase of $44 million, or 46%. This increase primarily resulted from higher oil marketing revenue of $50 million between periods primarily due to higher oil prices and marketing volumes. Higher oil prices accounted for a $28 million increase in year-over-year marketing revenues (calculated as the change in the year-to-year average price times current year marketing volumes), and higher oil marketing volumes accounted for a $22 million increase in year-over-year marketing revenues (calculated as the change in year-to-year volumes times the prior year average price).

Marketing expense. Marketing expense increased from $146 million for the nine months ended September 30, 2025 to $190 million for the nine months ended September 30, 2026, an increase of $44 million, or 31%. Marketing expense includes the cost of third-party purchased natural gas, NGLs and oil as well as firm transportation costs, including costs related to current excess firm capacity. The cost of third-party purchases increased $36 million between periods primarily due to higher oil marketing prices and volumes during the nine months ended September 30, 2026, partially offset by lower natural gas marketing volumes during the nine months ended September 30, 2026.

Antero Midstream Segment

Antero Midstream revenue. Revenue from the Antero Midstream segment increased from $891 million for the nine months ended September 30, 2025 to $968 million for the nine months ended September 30, 2026, an increase of $77 million. This increase is primarily due to higher gathering and processing revenues of $68 million and higher water handling revenues of $23 million, partially offset by higher amortization of customer relationship of $14 million between periods. The increased gathering and processing revenues between periods is primarily due to higher low pressure gathering and compression volumes from the HG Acquisition and 86 wells connected to their system between periods and increased gathering and centralized compression rates as a result of annual CPI-based adjustments, partially offset by the Utica Shale Divestiture and natural production decline of the wells connected to their system between periods. The increased water handling revenues between periods is primarily due to fresh water delivery volumes for our acreage acquired in the HG Acquisition that are charged at cost plus 3% during the nine months ended September 30, 2026, as well as higher blending volumes and cost of service fees and an increase to the fresh water delivery rate as a result of an annual CPI-based rate adjustment between periods, partially offset by decreased fresh water delivery volumes between periods due to the timing and location of our completions activity.

Antero Midstream operating expense. Total operating expense related to the Antero Midstream segment, excluding the gain on litigation, increased from $347 million for the nine months ended September 30, 2025 to $417 million for the nine months ended September 30, 2026, an increase of $70 million. This increase is primarily due to increased gathering and well pad compression costs between periods related to assets acquired with the HG Acquisition, fresh water delivery volumes for our acreage acquired in the HG Acquisition that are charged at cost plus 3% and increased wastewater trucking and disposal volumes and blending volumes and costs between periods, partially offset by the Utica Shale Divestiture. In addition, operating expenses during the nine months ended September 30, 2026 include a gain on litigation of $377 million related to the receipt of damages, interest and attorneys’ fees from Veolia Water Technologies, Inc. for the Antero Clearwater Facility legal matter that concluded during the three months ended September 30, 2026.

Items Not Allocated to Segments

Interest expense, net. Interest expense, net increased from $62 million for the nine months ended September 30, 2025 to $113 million for the nine months ended September 30, 2026, an increase of $51 million, primarily due to borrowings to fund the HG Acquisition under the Term Loan, issuance of the 2036 Notes during the first quarter of 2026 and borrowings on our Commercial Paper Program, partially offset by the redemption of the 2029 Notes on February 24, 2026 and lower Credit Facility borrowings and rates between periods. See Note 7—Debt to our unaudited condensed consolidated financial statements for more information.

Loss on early extinguishment of debt. During the nine months ended September 30, 2025, we recognized a loss on early debt extinguishment of $4 million related to the redemption of the remaining $97 million aggregate principal amount of our 2026 Notes at a redemption price of 102.094% of the principal amount thereof, plus accrued and unpaid interest, and the repurchase of $42 million aggregate principal amount of our 2029 Notes through open market transactions at a weighted average price of approximately 103% of the principal amount thereof, plus accrued and unpaid interest. During the nine months ended September 30, 2026, we recognized a loss on early debt extinguishment of $7 million related to the redemption of the remaining $365 million principal amount of our 2029 Notes at 101.271% of the principal amount thereof, plus accrued and unpaid interest. See Note 7—Debt to our unaudited condensed consolidated financial statements for more information.

Transaction expense. There were no transaction expenses incurred during the nine months ended September 30, 2025. During the nine months ended September 30, 2026, we incurred $25 million of transaction expense related to the HG Acquisition. See Note 3—Transactions to our unaudited condensed consolidated financial statements for more information.

Income tax expense. Income tax expense increased from $146 million, with an effective tax rate of 24%, for the nine months ended September 30, 2025 to $321 million, with an effective tax rate of 21%, for the nine months ended September 30, 2026 primarily due to the increase in income before income taxes between periods.

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

Based on strip prices as of September 30, 2026, we believe that net cash provided by operating activities, issuances of notes under our Commercial Paper Program and available borrowings under the Credit Facility will be sufficient to meet our cash requirements, including normal operating needs, debt service obligations, capital expenditures and commitments and contingencies for at least the next 12 months.

Cash Flows

The following table summarizes our cash flows (in thousands):

	Nine Months Ended September 30,
	2025	2026
Net cash provided by operating activities	$1,260,187	1,873,108
Net cash used in investing activities	(854,189)	(3,308,572)
Net cash provided by (used in) financing activities	(405,998)	1,225,464
Net decrease in cash, cash equivalents and restricted cash	$—	(210,000)

Operating activities. Net cash provided by operating activities was $1.3 billion and $1.9 billion for the nine months ended September 30, 2025 and 2026, respectively. Net cash provided by operating activities increased between periods primarily due to higher natural gas, NGLs and oil revenues for the HG Acquisition properties, increased proceeds for the settlement of our commodity derivative contracts between periods, lower lease operating, gathering, compression, processing, transportation, production and ad valorem taxes for the Utica Shale Divestiture and changes in working capital, partially offset by higher lease operating, gathering, compression, processing, transportation and production and ad valorem taxes for the HG Acquisition properties, lower natural gas, NGLs and oil revenues for the Utica Shale Divestiture and higher interest expense during the nine months ended September 30, 2026.

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

Investing activities. Net cash used in investing activities increased from $854 million for the nine months ended September 30, 2025 to $3.3 billion for the nine months ended September 30, 2026, primarily due to cash paid for the HG Acquisition of $2.8 billion during the nine months ended September 30, 2026, increased drilling and completions activity of $281 million between periods and increased acquisitions of oil and gas properties of $81 million between periods, partially offset by proceeds from the Utica Shale Divestiture of $755 million during the nine months ended September 30, 2026 and decreased oil and gas leasing activity of $11 million between periods.

Financing activities. Net cash used in financing activities was $406 million for the nine months ended September 30, 2025. Net cash provided by financing activities was $1.2 billion for the nine months ended September 30, 2026. The increase in net cash provided by financing activities between periods is primarily due to borrowings to fund the HG Acquisition on the Term Loan of $1.5 billion, the issuance of our 2036 Notes of $750 million, net borrowings on our Commercial Paper Program of $451 million during the nine months ended September 30, 2026 and lower distributions to our noncontrolling interest in Martica between periods, partially offset by higher net repayments on our Credit Facility of $394 million between periods, repayments on the Term Loan of $500 million during the nine months ended September 30, 2026, higher repurchases and redemptions of our senior notes of $228 million between periods and increased payments of employee tax withholdings for the settlement of equity-based compensation awards of $8 million between periods.

2026 Capital Budget, Capital Spending and Acquisitions

On February 11, 2026, we announced our capital budget for 2026 is $1.1 billion to $1.3 billion and includes: $1.0 billion for drilling and completions, $100 million for leasehold expenditures and up to $200 million for discretionary growth capital that is dependent on commodity prices. Our capital budget reflects our development plan giving effect to the closing of the HG Acquisition on the Closing Date and the closing of the Utica Shale Divestiture on February 23, 2026. We do not budget for acquisitions. During 2026, we plan to complete 70 to 80 net horizontal wells in the Appalachian Basin. We periodically review our capital expenditures and adjust our budget and its allocation based on liquidity, drilling results, leasehold acquisition opportunities and commodity prices.

For the three months ended September 30, 2026, our total consolidated capital expenditures were $374 million, including drilling and completion costs of $324 million, leasehold acquisitions of $35 million and other capital expenditures of $15 million. For the nine months ended September 30, 2026, our total consolidated capital expenditures were $958 million, including drilling and completion costs of $842 million, leasehold acquisitions of $89 million and other capital expenditures of $27 million.

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

Based on future prices as of September 30, 2026, the estimated undiscounted future net cash flows exceeded the carrying amount and no further evaluation was required. We have not recorded any impairment expenses associated with our proved properties during the nine months ended September 30, 2025 and 2026.

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

We may enter into financial derivative instruments for a portion of our natural gas, NGLs and oil production when circumstances warrant and management believes that favorable future prices can be secured in order to mitigate some of the potential negative impact on our cash flows caused by changes in commodity prices. For the three months ended September 30, 2025 and 2026, 4% and 44%, respectively, of our production was hedged through commodity derivatives, excluding basis swaps. For the nine months ended September 30, 2025 and 2026, 4% and 44%, respectively, of our production was hedged through commodity derivatives, excluding basis swaps. In addition, for the three and nine months ended September 30, 2026, 18% and 16%, respectively, of our production was hedged through basis swap commodity derivatives. We did not have any basis swap commodity derivatives for the three and nine months ended September 30, 2025.

Our financial hedging activities may include commodity derivative instruments that are intended to support natural gas, NGLs and oil prices at targeted levels and to manage our exposure to price risk associated with our production. These contracts may include commodity price swaps whereby we will receive a fixed price and pay a variable market price to the contract counterparty, collars that set a floor and ceiling price for the hedged production, basis differential swaps or three-way collars, among others. These contracts are financial instruments and do not require or allow for physical delivery of the hedged commodity. As of September 30, 2026, our commodity derivatives included fixed swaps, basis swaps, collars and three-way collars, among others at index-based pricing for a portion of our production. See Note 11—Derivative Instruments to our unaudited condensed consolidated financial statements for additional information.

Based on our production and our derivative instruments that settled during the nine months ended September 30, 2026, our revenues would have decreased by $85 million for each $0.10 decrease per MMBtu in natural gas prices and $1.00 decrease per Bbl in oil and NGLs prices, excluding the effects of changes in the fair value of our derivative positions which remain open as of September 30, 2026.

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

Mark-to-market adjustments of derivative instruments cause earnings volatility but have no cash flow impact relative to changes in market prices until the derivative contracts are settled or monetized prior to settlement. We expect continued volatility in the fair value of our derivative instruments. Our cash flows are impacted when the associated derivative contracts are settled or monetized by making or receiving payments to or from the counterparty. As of December 31, 2025 and September 30, 2026, the estimated fair value of our commodity derivative instruments was a net asset of $81 million and $284 million, respectively, comprised of current and noncurrent assets and liabilities, as applicable.

Counterparty and Customer Credit Risk

Our principal exposures to credit risk are through receivables resulting from the following: the sale of our natural gas, NGLs and oil production ($427 million as of September 30, 2026), which we market to energy companies, end users and refineries, and commodity derivative contracts ($305 million as of September 30, 2026).

We are subject to credit risk due to the concentration of our receivables from several significant customers for sales of natural gas, NGLs and oil. While we do at times require customers to post letters of credit or other credit support in connection with their obligations, we generally do not require our customers to post collateral. The inability or failure of our significant customers to meet their obligations to us, or their insolvency or liquidation, may adversely affect our financial results. As of September 30, 2026, we did not have any past-due receivables from any of our major customers.

In addition, we are exposed to the credit risk of our counterparties for our derivative instruments. Credit risk is the potential failure of a counterparty to perform under the terms of a derivative contract. When the fair value of a derivative contract is positive, the counterparty is expected to owe us, which creates credit risk. To minimize the credit risk in derivative instruments, it is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions that management deems to be competent and competitive market makers. The creditworthiness of our counterparties is subject to periodic review. As of September 30, 2026, we have commodity hedges in place with 12 different counterparties, 10 of which are lenders under the Credit Facility. We had derivative assets of $287 million with bank counterparties under our Credit Facility as of September 30, 2026. The estimated fair value of our commodity derivative assets has been risk-adjusted using a discount rate based upon the counterparties’ respective published credit default swap rates (if available, or if not available, a discount rate based on the applicable Reuters bond rating) as of September 30, 2026. We believe that all of the counterparties to our derivative instruments are acceptable credit risks as of September 30, 2026. We are not required to provide credit support or collateral to any of our counterparties under our derivative contracts, nor are they required to provide credit support to us. As of September 30, 2026, we did not have any past-due receivables from, or payables to, any of the counterparties to our derivative contracts.

Interest Rate Risks

Our primary exposure to interest rate risk results from outstanding borrowings under the Credit Facility and Term Loan, which have floating interest rates. The average annualized interest rate incurred on the Credit Facility and the Term Loan for borrowings during the nine months ended September 30, 2026 was 5.3%. We estimate that a 1.0% increase in the applicable average interest rates for the nine months ended September 30, 2026 would have resulted in an estimated $10 million increase in interest expense. Additional short-term or variable-rate debt may be issued in the future, including under the Credit Facility or Commercial Paper Program, which may provide further exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2026 at a level of reasonable assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table sets forth our share purchase activity for each period presented:

			Total Number	Approximate
			of Shares	Dollar Value
			Repurchased	of Shares
			as Part of	that May
	Total Number		Publicly	Yet be Purchased
	of Shares	Average Price	Announced	Under the Plan
Period	Purchased (1)	Paid Per Share	Plans	($ in thousands) (2)
July 1, 2026 - July 31, 2026	1,631,144	$34.15	1,631,144	$820,908
August 1, 2026 - August 31, 2026	2,882	34.33	—	820,908
September 1, 2026 - September 30, 2026	—	—	—	820,908
Total	1,634,026	$34.15	1,631,144
(1)	The total number of shares purchased includes shares of our common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of equity-based awards held by our employees.
(2)	On February 15, 2022, our Board of Directors authorized a share repurchase program to opportunistically repurchase up to $1.0 billion of shares of our outstanding common stock. On October 25, 2022, our Board of Directors authorized a $1.0 billion increase to our share repurchase program to allow us to repurchase up to an aggregate of $2.0 billion of our outstanding common stock.

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

10.1

First Amendment to Amended and Restated Credit Agreement, dated as of July 28, 2026, among Antero Resources Corporation, as Borrower, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-36120) filed on July 29, 2026).

31.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. Section 7241).
31.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. Section 7241).
32.1*	Certification of the Company’s Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2*	Certification of the Company’s Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101*

The following financial information from this Quarterly Report on Form 10-Q of Antero Resources Corporation for the quarter ended September 30, 2026 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTERO RESOURCES CORPORATION

By:	/s/ Brendan E. Krueger
Brendan E. Krueger
Chief Financial Officer, Senior Vice President – Finance and Treasurer

Date:	October 28, 2026